Form 10-Q
period 1999-09-30
EGAIN COMMUNICATIONS CORP
filed 1999-11-15
CIK 1066194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File No. 0-30260

                        EGAIN COMMUNICATIONS CORPORATION
                        --------------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                               77-0466366
             --------                               ----------
   (State or other jurisdiction        (I.R.S. Employer Identification No.)
 of incorporation or organization)

                       455 W. MAUDE AVENUE, SUNNYVALE, CA
                       ----------------------------------
                    (Address of principal executive offices)

                                      94086
                                      -----
                                   (Zip Code)

                                 (408) 737-7400
                                 --------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                                       ---
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                                 YES |_| NO |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                    OUTSTANDING AT NOVEMBER 9, 1999
                  -----                    -------------------------------
      Common Stock $0.001 par value                    28,994,944

                        EGAIN COMMUNICATIONS CORPORATION


                                TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of
              September 30, 1999 and June 30, 1999                       1

         Condensed Consolidated Statements of
              Operations for the Three Months Ended
              September 30, 1999 and September 30, 1998                  2

         Condensed Consolidated Statements of Cash
              Flows for the Three Months Ended
              September 30, 1999 and September 30, 1998                  3

         Notes to Condensed Consolidated Financial
              Statements                                                 4

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7

Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                         Not Applicable


PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                         Not Applicable

Item 2. Changes in Securities and Use of Proceeds                       24

Item 3. Defaults Upon Senior Securities                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders             25

Item 5. Other Information                                               26

Item 6. Exhibits and Reports on Form 8-K                                26

Signatures                                                              27

Index to Exhibits                                                       28

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        EGAIN COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,              June 30,
                                                                                 1999                     1999
                                                                          -------------------      -------------------
                                                                              (unaudited)
Assets
Current Assets:
     Cash and cash equivalents.....................................       $     56,751,444         $       1,265,147
     Accounts receivable...........................................              1,267,551                   705,488
     Prepaid and other current assets..............................                498,935                   512,896
                                                                          -------------------      -------------------

Total Current Assets...............................................             58,517,930                 2,483,531

Property and equipment, net........................................              2,555,955                 1,132,651
Goodwill and other intangibles, net................................             18,369,386                20,194,972
Other assets.......................................................                166,119                   153,884
                                                                          -------------------      -------------------

     Total Assets..................................................       $     79,609,390         $      23,965,038
                                                                          ===================      ===================

Liabilities and Stockholders' Equity
Current Liabilities:
     Bank borrowings line of credit................................       $      1,000,000         $       1,000,000
     Accounts payable..............................................              3,322,204                   683,761
     Accrued Compensation..........................................              1,478,269                   343,471
     Accrued liabilities...........................................                988,010                   474,757
     Deferred revenue..............................................                905,194                   302,119
     Current portion of notes payable..............................                543,618                   434,762
                                                                          -------------------      -------------------

Total Current Liabilities..........................................       $      8,237,295         $       3,238,870

     Long-terms liabilities........................................                496,460                   242,884

Stockholders' Equity
     Common Stock..................................................                 27,977                 7,288,859
     Paid in Capital...............................................            109,669,056                17,549,416
     Preferred Stock...............................................                     --                16,986,961
     Notes receivable from shareholders............................              (593,879)                  (143,653)
     Deferred Compensation.........................................           (13,299,267)                (8,956,117)
     Cumulative Translation Adjustment.............................                  1,704                       757
     Accumulated deficit...........................................           (24,929,956)               (12,242,939)
                                                                          -------------------      -------------------

     Liabilities and stockholders' equity..........................       $     70,875,635         $      20,483,284
                                                                          -------------------      -------------------

     Total Liabilities and Stockholders' Equity                           $     79,609,390         $      23,965,038
                                                                          ===================      ===================


         The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        EGAIN COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                 Three Months Ended September 30,
                                                                             -----------------------------------------
                                                                                    1999                  1998
                                                                             -------------------    ------------------
Revenue
     Hosting.........................................................        $        276,362       $            --
     License fees....................................................                 570,340                    --
     Service.........................................................                 541,232                    --
                                                                             -------------------    ------------------

         Total Revenue...............................................               1,387,934                    --
     Cost of revenue.................................................               2,202,237               142,915
                                                                             -------------------    ------------------

         Gross profit................................................               (814,303)             (142,915)
Operating Expenses
     Research and development........................................               1,979,259               213,942
     Sales and marketing.............................................               3,723,079               507,675
     General and administrative......................................               1,261,076               224,775
     Amortization of goodwill........................................               1,825,587                    --
     Amortization of deferred compensation...........................               3,007,309                88,512
                                                                             -------------------    ------------------

         Total Operating Expenses....................................              11,796,310             1,034,904
                                                                             -------------------    ------------------

         Loss from operations........................................            (12,610,613)           (1,177,819)
     Non-operating income (expense), net.............................                (76,406)                23,954
                                                                             -------------------    ------------------

         Net Loss....................................................        $   (12,687,019)       $   (1,153,865)
                                                                             ===================    ==================

Net loss per share
     Pro forma basic and diluted (i).................................        $         (0.63)       $        (0.13)
                                                                             ===================    ==================

     Basic and diluted ..............................................        $         (1.22)       $        (0.31)
                                                                             ===================    ==================

Weighted-average shares outstanding used in per share calculation
     Pro forma (i)...................................................              20,182,018             9,188,024
                                                                             ===================    ==================

     Basic...........................................................              10,388,835             3,781,439
                                                                             ===================    ==================

(i) Pro forma basic and diluted shares outstanding include convertible stock using the if-converted method from the original date of issuance.

                        EGAIN COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Three Months Ended September 30,
                                                                                 -------------------------------------
                                                                                      1999                   1998
                                                                                 ---------------       ---------------
OPERATING ACTIVITIES
     Net loss................................................................... $  (12,687,019)       $  (1,153,865)
     Adjustments to reconcile net loss to net cash from operating activities:
         Depreciation...........................................................        182,632               32,300
         Amortization...........................................................      4,838,395                   --
         Other..................................................................         (7,630)                  --
     Changes in operating assets and liabilities:
         Accounts receivable....................................................       (562,063)              (1,364)
         Prepaid expenses and other current assets..............................         13,961               46,000
         Other non-current assets...............................................        (12,235)             (91,318)
         Accounts payable.......................................................      2,638,443                4,495
         Accrued compensation...................................................      1,134,798                   63
         Other current liabilities..............................................        513,253               (7,833)
         Deferred revenues......................................................        603,075                   --
         Other non-current liabilities..........................................          3,195                   --
                                                                                 -----------------     ---------------

              Net cash used in operating expenses...............................     (3,341,195)          (1,171,521)
                                                                                 -----------------     ---------------

INVESTING ACTIVITIES
     Purchases of property and equipment........................................     (1,605,933)          (  340,536)
                                                                                 -----------------     ---------------

              Net cash used in investing activities.............................     (1,605,933)          (  340,536)
                                                                                 -----------------     ---------------

FINANCING ACTIVITIES
     Proceeds from loans........................................................        408,021              500,000
     Payments on loans..........................................................        (54,284)                  --
     Net proceeds from issuance of common stock.................................     54,927,815              107,232
     Net proceeds from issuance of preferred stock..............................      5,151,873                   --
                                                                                 -----------------     ---------------

              Net cash provided by financing activities.........................     60,433,425              607,232
                                                                                 -----------------     ---------------

     Net increase (decrease) in cash and cash equivalents.......................     55,486,297             (904,825)
     Cash and cash equivalents at beginning of period...........................      1,265,147            3,830,692
                                                                                 -----------------     ---------------

     Cash and cash equivalents at end of period.................................  $  56,751,444         $  2,925,867
                                                                                 =================     ===============

                EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


NOTE 1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by eGain Communications Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain Communications Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 1999 and the operating results and cash flows for the three months ended September 30, 1999 and 1998, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at June 30, 1999 has been derived from audited financial statements as of that date. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2000.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         eGain Communications Corporation considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and commercial paper with maturities less than 90 days. Realized gains have been recorded in interest income.

REVENUE RECOGNITION

         Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

         Revenue from license fees and from sales of software products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License fee revenue in multiple element contracts is recognized using the residual method when there is vendor specific appropriate evidence of the fair value of all undelivered elements in an arrangement but vendor specific appropriate evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, regardless of any separate prices stated within the contract for each element. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered.

         Service revenue is primarily comprised of revenue from consulting fees, maintenance agreements, and training. Service revenue from consulting and training billed on a time and materials basis is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

         Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

NET LOSS PER SHARE

         In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common that are subject to repurchase. The pro forma basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period which includes convertible stock using the if-converted method from the original date of issuance, less the weighted-average number of shares of common that are subject to repurchase.

         The following table presents the calculation of basic and diluted net loss per share:


                                                                                         Three Months Ended
                                                                                --------------------------------------
                                                                                 September 30,        September 30,
                                                                                     1999                  1998
                                                                                ----------------     -----------------
Net Loss...............................................................         $  (12,687,019)      $    (1,153,865)
                                                                                ----------------     -----------------

Basic and diluted:
     Weighted-average shares of common stock outstanding...............              12,335,002            8,036,995
     Less: weighted-average shares subject to repurchase...............             (1,946,167)           (4,255,556)
                                                                                ----------------     -----------------

     Weighted-average shares used in computing basic and diluted net loss
     per share.........................................................              10,388,835            3,781,439
                                                                                ----------------     -----------------

Basic and diluted net loss per share...................................                  (1.22)                (0.31)

Pro forma:
     Shares used above.................................................              10,388,835            3,781,439
     Pro forma adjustment to reflect weighted effect of assumed
     conversion of convertible preferred stock ........................               9,793,183            5,406,585
                                                                                ----------------     -----------------
     Shares used in computing pro forma basic and diluted net loss per
     share (unaudited).................................................              20,182,018            9,188,024

     Pro forma basic and diluted net loss per share ...................                  (0.63)                (0.13)

Note: Pro forma basic and diluted shares outstanding include convertible stock using the if-converted method from the original date of issuance

SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. eGain adopted SFAS 131 effective July 1, 1998. eGain operates in one segment. Operating losses generated by the foreign operations of eGain and their corresponding identifiable assets were not material in any period presented. eGain's export revenue was not material in any period presented.

COMPREHENSIVE INCOME

         In fiscal 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive loss for the three months ended September 30, 1999 and 1998 were not materially different from net loss as reported in the income statement.

NOTE 3.       INITIAL PUBLIC OFFERING

         On September 28, 1999, the Company completed an initial public offering in which it sold 5,000,000 shares of Common Stock at $12.00 per share for net proceeds of $54.7 million. Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 50,000,000 shares of Common Stock of which approximately 27,977,000 shares were outstanding at September 30, 1999 and 5,000,000 shares of preferred stock, none of which were issued or outstanding at September 30, 1999. In October 1999, the underwriters exercised an over-allotment option of 750,000 shares resulting in net proceeds of $8.4 million.

NOTE 4.       DEFERRED STOCK-BASED COMPENSATION

         The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted to employees since inception through September 30, 1999, the Company recorded deferred stock-based compensation of $14,971,861 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

         In accordance with the Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation. ("SFAS 123"), stock options issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. With respect to the stock options granted to non-employees since inception through September 30, 1999, the Company recorded deferred stock-based compensation of $6,727,426 for the difference between the exercise price and the fair value of the common stock underlying the options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "intend," "plan," "will" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Factors That May Affect Future Results" and elsewhere in this document and those discussed in our registration statement on Form S-1 (File No. 333-83439).

OVERVIEW

         Our company was founded in September 1997 to provide customer service infrastructure solutions to companies engaged in electronic commerce. From inception to September 1998, our operating activities related primarily to the planning and developing our proprietary technological solution, recruiting personnel, raising capital and purchasing operating assets. In September 1998, we commenced commercial shipment of our eGain Email Management System, or eGain EMS, an application that helps companies route, track and respond to high volumes of customer email and Web form inquiries. On April 30, 1999, we acquired Sitebridge Corporation and added its primary product to our customer service platform. The product, now called eGain Web Collaboration System, or eGain WCS, is an application that allows customer service representatives to interact online with customers on the Web. We began selling eGain WCS in May 1999. Our products and services are designed to enable businesses to deliver effective customer service, improve customer satisfaction and convert Web site visitors to buyers. Our products are designed to be highly scalable and to integrate with a company's existing infrastructure to allow the company to consolidate customer data from other applications in order to have access to comprehensive customer information. We offer our customers the flexibility to access our solution from an external hosted environment or to purchase and implement our solution directly in-house.

         Our revenue consists of hosting revenue, license fees and service revenue associated with our eGain EMS and eGain WCS applications.

          o HOSTING REVENUE. We derive hosting revenue when our customers choose to have our applications provided through our eGain Hosted Network, which is a network of service centers and hosting partners linked by high speed Internet connections. Our contracts with hosted customers generally provide for the payment of hosting fees on a monthly basis. Hosting revenue is recognized monthly as the services are performed.

          o LICENSE FEES. We derive revenue from license fees when our customers choose to license our software for in-house installation. Revenue from license fees is recognized after a license agreement has been executed or a definitive purchase order has been received, the product has been delivered, the license fee has become fixed and determinable and collection of the fee is considered probable.

          o SERVICE REVENUE. We derive service revenue from support and maintenance contracts on software licenses and professional services and training. Substantially all of our customers that purchase software licenses also purchase annual support and maintenance, which is paid in advance on an annual basis and initially recorded as deferred revenue. Revenue from support and maintenance contracts is recognized ratably over the term of the support and maintenance period. Professional services revenue is primarily related to customer support services and training and installation services and is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses.

         We expect to make significant investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. In addition, an important part of our strategy is to expand our operations and employee base and build our sales, marketing, customer support, technical and operational resources. In particular, we intend to expand our strategic distribution, hosting and solution relationships to add capabilities to our current product offerings and to help market our products to new customers. We have incurred significant losses since our inception, and as of September 30, 1999, had an accumulated deficit of approximately $24.9 million. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial operating losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

ACQUISITION OF SITEBRIDGE

         We acquired Sitebridge effective April 1999. In connection with the acquisition, we issued 1,609,793 shares of Series C convertible preferred stock, 1,455,514 shares of common stock, options and warrants to acquire 1,144,456 shares of common stock and warrants to acquire 121,006 shares of Series C preferred stock in exchange for all the outstanding preferred stock, common stock, and options and warrants to purchase shares of Sitebridge stock. The acquisition was accounted for as a purchase, and accordingly the results of operations of Sitebridge have been included in the consolidated financial statements since the date of acquisition. The fair market value of the securities issued in the acquisition was approximately $20.1 million.

         Sitebridge, originally Social Science Incorporated, was founded in 1996 to create tools for live collaboration on Web sites. Sitebridge shipped its first product, NetDiscussion, in 1997. In late 1997, Sitebridge shifted its business focus to developing software applications for sales and service organizations within large- and medium-sized companies. In the second quarter of 1998, Sitebridge shipped the first version of CustomerNow, an application that allows customer service representatives to provide live assistance to customers through real time Web interaction. With our acquisition of Sitebridge, we changed the name of CustomerNow to eGain WCS. eGain EMS and eGain WCS are available today as stand-alone applications or as combined solutions with specific integrated functions.

GOODWILL AND OTHER NON-CASH CHARGES

         We recorded goodwill and other purchased intangible assets of approximately $21.4 million associated with our acquisition of Sitebridge. Goodwill and other purchased intangible assets are being amortized on a straight-line basis over the estimated useful lives of three years. We currently expect to record amortization of goodwill and other intangible assets of approximately $7.1 million in fiscal 2000, $7.1 million in fiscal 2001 and $6.0 million in fiscal 2002.

         In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation totaling approximately $234,000 in fiscal 1998, $10.6 million in fiscal 1999 and $7.35 million in the quarter ended September 30, 1999. Deferred compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock on the date these options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation for options granted to consultants is periodically remeasured as the underlying options vest. These amounts were initially recorded through stockholders' equity and are being amortized by charges to operations. We recorded amortization of deferred stock compensation of approximately $58,000 in fiscal 1998, $1.8 million in fiscal 1999 and $3.01 million in the quarter ended September 30, 1999. We expect to record amortization expense relating to deferred stock compensation approximately as follows: $10.4 million in fiscal 2000, $4.6 million in fiscal 2001, $2.3 million in fiscal 2002 and $870,000 in fiscal 2003. The amortization expense relates to options awarded to employees and consultants in all operating expense categories.

         Sitebridge previously outsourced its payroll processing and other aspects of its employee benefits programs under a co-employment arrangement with Ambrose, an independent professional employer organization that was terminated effective July 31, 1999. On March 31, 1999, the Financial Accounting Standards Board issued an Exposure Draft of an FASB Interpretation, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. This FASB Exposure Draft, if adopted in its current form, could be interpreted to indicate that employees subject to co-employment arrangements would not be considered employees for purposes of applying APB No. 25. If additional clarification regarding the definition of an employee is not provided in the final FASB pronouncement, we may be required to establish a new measurement date for stock options granted by Sitebridge after December 15, 1998 to these employees for the purpose of accounting for stock options under APB No. 25. If a new measurement date is required to be established, we would recognize the deferred stock-based compensation, which would be amortized over the remaining vesting periods of the options. We estimate that this charge would be approximately $6.0 million. This amortization could have a material adverse effect on our operating results.

RESULTS OF OPERATIONS

NET REVENUE

         Net revenue was $1.4 million, for the quarter ended September 30, 1999. During the quarter ended September 30, 1999, one customer accounted for 18% of total revenue. Revenue from application hosting was $277,000 or 20% of revenue for the quarter ended September 30, 1999. Revenue from software license fees was $570,000 or 41% of revenue for the quarter ended September 30, 1999.
Revenue from consulting and support services was $541,000 or 39% of revenues for the quarter ended September 30, 1999. eGain did not earn revenue for the corresponding period in the preceding year.

COST OF REVENUE

         Cost of revenue was $2.2 million for the quarter ended September 30, 1999, an increase of $2.1 million or 1440% over the comparable quarter of 1998. Cost of revenue includes depreciation of capital equipment used in our hosted network, personnel costs, cost of third-party products and lease costs paid to remote co-location centers.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $2.0 million for the quarter ended September 30, 1999, an increase of $1.8 million or 825% over the comparable quarter of 1998. The increase was primarily attributable to a significant increase in headcount and related personnel costs. We believe ongoing research and development is critical to the success of the company and, therefore, expect research and development expenses to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $3.7 million for the quarter ended September 30, 1999, an increase of $3.2 million or 633% over the comparable quarter of 1998. The increase was due primarily to an increase in headcount and related personnel costs, European sales and marketing operations, and increased spending on marketing programs. We expect to continue hiring sales and marketing personnel and expect to increase marketing program spending, therefore, we expect sales and marketing expenses to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $1.3 million for the quarter, an increase of $1.0 million, or 460% over the comparable quarter of 1998. The increase was due primarily to an increase in headcount and the related personnel costs and fees for outside professional services. We expect general and administrative expenses to increase in absolute dollars in future periods as a result of expansion of business activity and the requirements of being a publicly traded company.

AMORTIZATION OF GOODWILL

         For the quarter ended September 30, 1999, eGain amortized goodwill totaling $1.8 million. No goodwill was amortized during the comparable quarter ended September 30, 1998. Goodwill represents the excess of the purchase price over the estimated fair market value of tangible and intangible net assets acquired in a business combination. As of September 30, 1999, goodwill and other purchased intangible assets related to the acquisition of SiteBridge Corporation totaled $18.4 million.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         During the quarter ended September 30, 1999, amortization of stock-based compensation increased to $3.0 million from $89,000 or an increase of 3279% over the quarter ended September 30, 1998. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18. Deferred compensation is being amortized on a graded vesting method over the vesting period of the individual options.

NON-OPERATING INCOME (EXPENSE), NET

         For the quarter ended September 30, 1999, non-operating expense was $76,000. For the comparable quarter in 1998, non-operating income was $24,000. Non-operating expense includes interest expense on financing obligations and use-tax expense, partially off-set by income on cash investments.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed operations primarily through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, we completed our initial public offering of common stock, in which we sold 5,750,000 shares of common stock (including exercise of an over-allotment option in October 1999) at a price of $12.00 per share. Proceeds to eGain from the offering, before offering expenses, were approximately $69.0 million.

         At September 30, 1999, we had cash and cash equivalents of $56.8 million. We regularly invest excess funds in short-term money market funds and commercial paper.

         Net cash used in operating activities for the three months ended September 30, 1999 and 1998 was $3.3 million and $1.2 million, respectively. Cash used in operating activities in each period was primarily the result of net losses and an increase in accounts receivable, partially offset by the increase in deferred revenues, accrued liabilities and increases in non-cash charges.

         Net cash used in investing activities for the three months ended September 30,1999 was $1.6 million, and net cash used in investing activities in the three months ended September 30, 1998 was $341,000. Cash used in investing activities in the three months ended September 30, 1999 was due to the purchase of fixed assets and leasehold improvements.

         Net cash provided by financing activities for the three months ended September 30, 1999 and 1998 was $60.4 million and $607,000, respectively. Cash provided by financing activities in the three months ended September 30, 1999 was due to proceeds from loans off-set by loan payments, the issuance of preferred stock and common stock, including net proceeds of $54.7 million from the initial public offering (excluding proceeds from the over-allotment option). Cash provided by financing activities in the three months ended September 30, 1998 was primarily due to proceeds from a bank line of credit and the issuance of common stock.

         We expect to devote substantial capital resources to expand the eGain hosted network, to hire and expand the research and development organization, to hire and expand the sales, marketing and general and administrative organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although we believe that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we from time to time evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to consummate any potential acquisitions.

YEAR 2000 ISSUES

BACKGROUND

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations for any company using such computer programs or hardware, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid "Year 2000" issues.

STATE OF READINESS

         We initiated a Year 2000 compliance program in April 1999. Our quality assurance group is directing the program for our internally developed products, and our Information Technology group is directing the program for all other operational areas. We are a comparatively new enterprise, and, accordingly, the software and hardware we use to manage our business has all been purchased or developed by us within the last 24 months. While this fact pattern does not completely protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology we use to manage our business is not based upon older hardware and software systems developed when there was less awareness of Year 2000 issues.

OUR PRODUCT TESTING

         Our quality assurance team has tested the most current versions of eGain EMS and eGain WCS for Year 2000 compliance. This team, led by a senior eGain Product Manager and staffed by other eGain engineers and programmers, devised and has been executing a Year 2000 compliance plan as follows:

          o Phase 1--Inventory: Identify all products and product versions, including eGain EMS, eGain WCS and discrete product modules, that might have Year 2000 related issues. This phase has been completed.

          o Phase 2--Devise compliance tests: Devise appropriate and comprehensive tests that would accurately determine whether the inventoried product offerings, including eGain EMS, eGain WCS and discrete product modules, are Year 2000 compliant. This included especially determining which product features contained date data or other code that might be affected by the Year 2000 issue. This phase has been completed.

          o Phase 3--Conduct compliance tests: Perform the compliance tests on the inventoried products. For both eGain EMS and eGain WCS, the members of eGain's Year 2000 quality assurance team tested all potentially affected product features to determine whether they could accurately recognize, process, calculate, manipulate, sort, store and transfer date data relating to a number of key dates. In particular, the team tested the core functionality of the identified product features to assess their performance prior to, through and after the following dates:

               o December 31, 1999 to January 1, 2000 (millennium transition);

               o February 28, 2000 to February 29, 2000 (first leap year transition in the new millennium);

               o February 29, 2000 to March 1, 2000 (second leap year transition in the new millennium), and

               o    December 31, 2010 to January 1, 2011.

          This phase has been completed.

          o Phase 4--Remediation assessment: Determine, in light of the compliance tests, whether any product-related remediation is necessary to address any Year 2000 related issues. As a result of the compliance tests, our quality assurance team has determined that, when running on Year 2000 compliant hardware and operating systems, the most current versions of eGain EMS and eGain WCS are Year 2000 compliant according to the following definition:

               o they can process, calculate, manipulate, sort, store and transfer date data without material error or material performance degradation, while taking into account century boundaries and leap years where required, and

               o they can operate between year 1999 and year 2000 without producing material date-related errors.

         Because our products obtain and process all date information (such as creation dates, modification dates, and time/date stamps) from the underlying operating system being used by our customers, the foregoing statement only applies if:

               o the other software, hardware, networks and systems with which our applications interface are themselves Year 2000 compliant according to the above definition, and

               o our products are used in accordance with applicable documentation and other operating instructions provided by eGain.

         Our quality assurance team has determined that there are a small number of code files relating to search and reporting features in the current version of eGain EMS that may have Year 2000 related problems. These are peripheral product features unrelated to the core email receiving and processing functionality of eGain EMS. Nonetheless, our Products Group has designed a patch that addresses the identified performance issues that will be installed on all hosted and existing eGain EMS licensed customers. Future eGain EMS customers will receive product versions that do not contain the affected files.

         The remediation assessment phase has been completed.

          o Phase 5--Deploy remediation: The patch designed to remedy the minor Year 2000 related issues identified in eGain EMS is scheduled to be deployed to all existing customers no later than November 30, 1999.

OUR INTERNAL SYSTEM

         The scope of our internal Year 2000 compliance program plan covers all computing and network resources within the eGain enterprise. This internal compliance program is being directed by eGain's Manager of Information Technology and a team of eGain IT professionals. As with our product-related Year 2000 program, our internal program is comprised of a number of phases as follows: inventory all internal hardware, software, and operating systems for year 2000 compliance; devise a testing plan for all identified systems; conduct compliance testing; assess any necessary remediation measures to address any problems discovered through the compliance testing and deploy any necessary remediation measures.

         Our Year 2000 internal compliance team has completed all but the final phase of the compliance program. We have obtained Year 2000 certification for substantially all hardware, software and other systems we use, and we require such certification on all new systems we have purchased or will consider purchasing. The only noncompliant systems we identified relate to certain Microsoft products and software programs. All identified vulnerabilities within deployed Microsoft applications and operating systems have been well-publicized, and Microsoft has devised remediation paths for each affected system. eGain's IT professionals are Microsoft Corporation Systems Engineers certified and trained in the use of Microsoft Year 2000 tools. All relevant patches have been installed, and at this time, we believe all internal computing and network resources within the eGain enterprise are Year 2000 compliant.

BUDGET

         We have not incurred any significant expenses to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will exceed $150,000. Expenses associated with our Year 2000 remediation efforts will be funded from available cash reserves. We have not deferred any specific IT projects due to our Year 2000 efforts, and we do not anticipate doing so in the future.

REASONABLY LIKELY WORST CASE SCENARIO

         If we, our customers, our providers of hardware and software, or our third-party network providers fail to remedy any Year 2000 issues, the reasonably likely worst case scenario would be the interruption of our services, which in turn could require us to incur material costs or lose revenue. Presently, we believe we are unable to reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on our future revenue.

CONTINGENCY PLANS

         We expect our Year 2000 compliance program to be completed by November 1999. We have not yet developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance of our critical operations, and based on the current results of our Year 2000 compliance assessment, we do not anticipate the need to do so. However, we may experience material unanticipated problems and costs associated with undetected errors or defects in the technology used in our products or internal information technology, which could harm our business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

COMPANY RISKS

WE EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY, WHICH IN TURN MAY HARM OUR FUTURE OPERATING PERFORMANCE AND MAY CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE

         We incurred net losses of approximately $938,000 for the period from September 10, 1997 (inception) through June 30, 1998 and approximately $11.3 million for the year ended June 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $24.9 million. We expect to continue to incur net losses for the foreseeable future. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing, customer support and research and development programs in accordance with our present plans. We do not know when or if we will become profitable. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

OUR OPERATING EXPENSES MAY INCREASE AS WE BUILD OUR BUSINESS AND THIS INCREASE MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

         We have spent heavily on technology and infrastructure development. We expect to continue to spend substantial financial and other resources on developing and introducing product and service offerings, and expanding our sales, marketing and customer support organizations and operating infrastructure. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenue. If our revenue does not correspondingly increase, our business and operating results could suffer.

WE MAY NOT MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

         We were incorporated in September 1997 and shipped our first product in September 1998. Because of this limited operating history and other factors, our quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the eCommerce customer service market and other factors, our quarterly revenue and operating results may fluctuate from quarter to quarter. It is likely that our operating results in some quarters will be below the expectations of securities analysts or investors. In this event, the market price of our common stock is likely to decline.

         A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

          o    the growth rate of eCommerce;

          o    demand for eCommerce customer service applications;

          o our ability to attract and retain customers and maintain customer satisfaction;

          o our ability to upgrade, develop and maintain our systems and infrastructure;

          o the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;

          o    technical difficulties or system outages;

          o our ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

          o the announcement or introduction of new or enhanced products and services by our competitors;

          o    changes in our pricing policies and those of our competitors;

          o    failure to increase our international sales; and

          o governmental regulation surrounding the Internet and eCommerce in particular.

         We base our expense levels in part on our expectations regarding future revenue levels. If our revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter. For example, our hosting agreements are typically for a period of one year and automatically renew unless terminated by either party with 60 days' prior notice. In addition, some of our hosting agreements give the customer the right to terminate the contract at any time. Period-to-period comparisons of our operating results are not a good indication of our future performance.

OUR BUSINESS IS PREMISED ON A NOVEL BUSINESS MODEL THAT IS LARGELY UNTESTED

         Our business is premised on novel business assumptions that are largely untested. Customer service historically has been provided primarily in person or over the telephone. Our business model assumes that companies engaged in eCommerce will continue to elect to provide customer service through the Internet rather than by telephone. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer service applications hosted by eGain. If any of these assumptions is incorrect, our business will be seriously harmed.

OUR SUCCESS WILL DEPEND ON SALES OF THE EGAIN EMS PLATFORM

         To date, we derived substantially all of our revenue from sales of the eGain EMS platform and related services. Although we recently added eGain WCS to our product offerings, we expect to continue to derive a majority of our revenue from sales of the eGain EMS platform in the future. Implementation of our strategy depends upon the eGain EMS platform being able to solve the customer service needs of businesses engaging in eCommerce. If our existing or future customers are not satisfied with the eGain EMS platform, our business and operating results will be seriously harmed.

WE FACE A NUMBER OF INTEGRATION RISKS AND SIGNIFICANT GOODWILL COSTS RELATED TO OUR RECENT ACQUISITION OF SITEBRIDGE

         We will face integration risks and record significant goodwill costs as a result of our acquisition of Sitebridge in April 1999. We may be unable to effectively integrate the operations, personnel and systems of Sitebridge with our other operations in a timely fashion, or at all. In addition, we may not achieve value from our acquisition of Sitebridge commensurate with the consideration paid. We have just begun to integrate Sitebridge with our operations and we expect this integration to place a significant burden on our management team. If we are unable to effectively integrate Sitebridge into our operations or to generate sufficient revenue from eGain WCS or our combined operations, our business and operating results are likely to suffer.

         As a result of the Sitebridge acquisition, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of September 30, 1999, we had goodwill and other purchased intangible assets of approximately $18.4 million, which we expect to amortize over three years from the date of the acquisition. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in the write off of goodwill in a one-time non-cash charge, which could be significant and would likely harm our operating results.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR INVESTMENTS THAT COULD DILUTE OUR EXISTING STOCKHOLDERS, CAUSE US TO INCUR SIGNIFICANT EXPENSES OR HARM OUR BUSINESS

         We may review acquisition or investment prospects that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or products, may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

WE COULD INCUR ADDITIONAL NON-CASH CHARGES ASSOCIATED WITH STOCK-BASED COMPENSATION ARRANGEMENTS

         Our operating results may be impacted if we incur significant non-cash charges associated with stock-based compensation arrangements with employees and non-employees. We have issued options to non-employees which are subject to various vesting schedules of up to 48 months. For deferred compensation purposes, these options are required to be remeasured at each vesting date, which may require us to record additional non-cash accounting expenses. These expenses may result in us incurring net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

         In addition, in connection with our acquisition of Sitebridge, we may face stock-based compensation charges related to Sitebridge's relationship with Ambrose, an independent professional employer organization, which formerly provided payroll and employee benefits for Sitebridge employees. Based on a recent draft pronouncement by the Financial Accounting Standards Board, we may be required to recognize additional deferred stock-based compensation estimated to be approximately $6.0 million related to this relationship.

IF WE FAIL TO EXPAND OUR SALES, MARKETING AND CUSTOMER SUPPORT ACTIVITIES, WE MAY BE UNABLE TO EXPAND OUR BUSINESS

         If we do not successfully expand our sales, marketing and customer support activities, we cannot expand our business and our stock price could decline. The complexity of our eCommerce customer service platform and related products and services requires us to have highly trained sales, marketing and customer support personnel to educate prospective customers regarding the use and benefits of our services, and provide effective customer support. With our relatively brief operating history and our plans for expansion, we have considerable need to recruit, train, and retain qualified staff. Any delays or difficulties we encounter in these staffing efforts could impair our ability to attract new customers and to enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of our revenue. Because the majority of our sales, marketing and customer support personnel have recently joined us and have limited experience working together, our sales, marketing and customer support organizations may not be able to compete successfully against bigger and more experienced organizations of our competitors.

WE MUST RECRUIT AND RETAIN OUR KEY EMPLOYEES TO EXPAND OUR BUSINESS

         Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for only a short period of time. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, and our President and co-founder, Gunjan Sinha, could harm our business. We do not have employment agreements with, or life insurance policies on, any of our key employees. These employees may terminate their employment with us at any time. Our success also will depend on our ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees in the timeframe we desire. In particular, we may be unable to hire a sufficient number of qualified software engineers. If we fail to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, our business and our ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of the merits of such claims.

OUR FAILURE TO EXPAND THIRD-PARTY DISTRIBUTION CHANNELS WOULD IMPEDE OUR REVENUE GROWTH

         To increase our revenue, we must increase the number of our marketing and distribution partners, including software and hardware vendors and resellers. Our existing or future marketing and distribution partners may choose to devote greater resources to marketing and supporting the products of competitors, which could also harm us.

FAILURE TO EXPAND OUR RELATIONSHIPS WITH SYSTEMS INTEGRATORS WOULD IMPEDE ACCEPTANCE OF OUR PRODUCTS AND GROWTH OF OUR REVENUE

         To increase our revenue and implementation capabilities, we must develop and expand relationships with systems integrators. We rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. Systems integrators may develop, market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by our customers.

UNKNOWN SOFTWARE DEFECTS COULD DISRUPT OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION

         Our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in damage to our reputation, lost sales, product liability claims, delays in or loss of market acceptance of our products, product returns, and unexpected expenses and diversion of resources to remedy errors.

WE MAY FACE LIABILITY ASSOCIATED WITH OUR MANAGEMENT OF SENSITIVE CUSTOMER INFORMATION

         Our applications manage sensitive customer information, and we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results.

IF OUR SYSTEM SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER

         A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in our security and any breach could harm our business and our reputation. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

DUE TO THE LENGTHY SALES CYCLES OF SOME OF OUR PRODUCTS, THE TIMING OF OUR SALES ARE DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS

         Our sales cycle for our eCommerce customer service applications can be as long as three months or more and may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and spend significant management effort. Consequently, if revenue forecasted from a specific customer for a particular quarter are not realized in that quarter, we may incur significant expenses that are not offset by corresponding sales.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER

         We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, we have established a subsidiary in the United Kingdom. If our revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, our business and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively in international markets. We face various risks inherent in conducting business internationally, such as the following:

          o    unexpected changes in regulatory requirements;

          o difficulties and costs of staffing and managing international operations;

          o    differing technology standards;

          o difficulties in collecting accounts receivable and longer collection periods;

          o    political and economic instability;

          o    fluctuations in currency exchange rates;

          o    imposition of currency exchange controls;

          o    potentially adverse tax consequences; and

          o reduced protection for intellectual property rights in foreign countries.

OUR RECENT GROWTH HAS PLACED A STRAIN ON OUR RESOURCES AND IF WE FAIL TO MANAGE OUR FUTURE GROWTH, OUR BUSINESS COULD SUFFER

         We recently began to expand our operations rapidly and intend to continue this expansion. This rapid expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer support and financial systems, procedures and controls. Any failure by us to properly manage these system and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities.

WE MAY NOT BE ABLE TO UPGRADE OUR SYSTEMS AND THE EGAIN HOSTED NETWORK TO ACCOMMODATE GROWTH IN ECOMMERCE

         We face risks related to ability of the eGain Hosted Network to operate with higher activity levels while maintaining expected performance. As the volume and complexity of eCommerce customer communications increases, we will need to expand our systems and hosted network infrastructure. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. Due to the limited deployment of our products and services to date, our ability to connect and manage a substantially larger number of customers is unknown.

         Customer demand for our products and services could be greatly reduced if we fail to maintain high capacity data transmission. In addition, as we upgrade our network infrastructure, we are likely to encounter equipment or software incompatibility. We may not be able to expand or adapt our hosted network infrastructure to meet additional demand or our customers' changing requirements in a timely manner or at all.

UNPLANNED SYSTEM INTERRUPTIONS AND CAPACITY CONSTRAINTS COULD REDUCE OUR ABILITY TO PROVIDE HOSTING SERVICES AND COULD HARM OUR BUSINESS AND OUR REPUTATION

         Our customers have in the past experienced some interruptions with our hosted network. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We expect a substantial portion of our revenue to be derived from customers who use our hosted network. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted network or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

         Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Substantially all of our computer and communications systems are located in Santa Clara County, California. Our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

         We have entered into service agreements with some of our customers that require minimum performance standards, including standards regarding the availability and response time of our remote management services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. Any unplanned interruption of services may harm our ability to attract and retain customers.

WE RELY ON RELATIONSHIPS WITH, AND THE SYSTEM INTEGRITY OF, HOSTING PARTNERS FOR OUR EGAIN HOSTED NETWORK

         Our hosted network consists of virtual data centers co-located in the physical data centers of our hosting partners. Accordingly, we rely on the speed and reliability of the systems and networks of these hosting partners. If our hosting partners experience system interruptions or delays, or if we do not maintain or develop relationships with hosting partners, our business could suffer.

PROBLEMS ARISING FROM USE OF OUR PRODUCTS WITH OTHER VENDORS' PRODUCTS COULD CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT ATTENTION FROM OUR PRODUCT DEVELOPMENT EFFORTS AND CAUSE CUSTOMER RELATIONS PROBLEMS

         Our customers generally use our products together with products from other companies. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. Even when these problems are not caused by our products, they may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and partners to protect our proprietary rights. eGain, eGain EMS, eGain WCS, eGain Hosted Network and eGain eCommerce Bridge are trademarks of eGain. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

         In addition, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have one patent application pending in the United States, and we may seek additional patents in the future. We do not know if our patent application or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND

         Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement, our products may infringe issued patents that may relate to our products. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

WE MAY NEED TO LICENSE THIRD-PARTY TECHNOLOGIES AND MAY BE UNABLE TO DO SO

         To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Third-party licenses may expose us to increased risks, including risks with the integration of new technology, the diversion of resources from the development of our own proprietary technology, our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. Our inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm our business and operating results.

INDUSTRY RISKS

WE MUST COMPETE SUCCESSFULLY IN THE ECOMMERCE CUSTOMER SERVICE MARKET

         The eCommerce customer service market is new and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. We compete with companies that develop and maintain internally developed email management systems. We also compete directly with companies that provide licensed software products for email management such as Brightware, Inc.,

Kana Communications, Inc., Mustang Software, Inc. and Silknet Software, Inc., as well as Web collaboration application companies such as WebLine Communications Corp. (which was recently acquired by Cisco Systems, Inc.). In addition, some of our competitors who currently offer licensed software products are now beginning to offer hosted approaches. We also face competition from larger, front office software companies such as Clarify, Inc., (recently acquired by Nortel Networks Corp., Oracle Corporation, Siebel Systems, Inc., and Vantive Corporation (recently acquired by PeopleSoft, Inc.). Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation and similar companies may leverage their existing relationships and capabilities to offer eCommerce customer service applications.

         We believe competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have:

          o    longer operating histories;

          o    larger customer bases;

          o    greater brand recognition;

          o    more diversified lines of products and services; and

          o    significantly greater financial, marketing and other resources.

         These competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

          o    undertake more extensive marketing campaigns;

          o    adopt more aggressive pricing policies; and

          o make more attractive offers to businesses to induce them to use their products or services.

         Further, any delays in the general market acceptance of the eCommerce customer service applications and our hosted delivery model would likely harm our competitive position. Any delay would allow our competitors additional time to approve their service or product offerings, and also provide time for new competitors to develop eCommerce customer service applications and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

WE DEPEND ON BROAD MARKET ACCEPTANCE OF WEB-BASED ECOMMERCE CUSTOMER SERVICE APPLICATIONS

         We depend on the widespread acceptance and use of Web-based customer service applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet. We cannot estimate the size or growth rate of the potential market for our product and service offerings, and we do not know whether our products and services will achieve broad market acceptance. The market for Web-based eCommerce customer service is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for eCommerce customer service applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

WE MAY BE UNABLE TO DEVELOP OR ENHANCE PRODUCTS OR SERVICES THAT ADDRESS THE CHANGING NEEDS OF THE ECOMMERCE CUSTOMER SERVICE MARKET

         To be competitive in the eCommerce customer service industry, we must continually improve the performance, features and reliability of our products and services, including our existing eCommerce customer service applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. If we cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, our business and operating results will suffer.

IF WE DO NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES, WE MAY INCUR SIGNIFICANT COSTS AND OUR BUSINESS COULD SUFFER

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond 2000. As a result, the networks that incorporate our products and our own internal networks could fail, leading to disruptions in operations and business activities. As a result of the year 2000 problem, we believe that we face potential risks which could harm our business in the following areas:

          o disruption in our customer relationships or in our sales efforts because of failures of our customers' networks which are correctly or incorrectly attributed to the non-compliance of our products;

          o claims from our customers based on alleged breach of warranties concerning the Year 2000 compliance of our products;

          o disruption of our business resulting from failure of systems we use to run our business;

          o disruption of our business resulting from failure of systems used by our suppliers, customers and potential customers; and

          o the potential reduced spending by companies on networking solutions as a result of significant information systems spending on Year 2000 remediation.

         If we, our customers, our providers of hardware and software, or our third-party network providers fail to remedy any Year 2000 issues, the reasonably likely worst case scenario would be the interruption of our services, which in turn could require us to incur material costs or lose revenue. Presently, we believe we are unable to reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on our future revenue.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF INTERNET USAGE CONTINUES TO GROW

         Our business will be seriously harmed if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet depends on various factors, many of which are outside our control. These factors include the following: o the Internet infrastructure may be unable to support the demands placed on it;

          o the performance and reliability of the Internet may decline as usage grows;

          o security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

          o privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent.

BECAUSE WE PROVIDE OUR CUSTOMER SERVICE APPLICATIONS TO COMPANIES CONDUCTING BUSINESS OVER THE INTERNET, OUR BUSINESS COULD SUFFER IF EFFICIENT TRANSMISSION OF DATA OVER THE INTERNET IS INTERRUPTED

         The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because we provide Internet-based eCommerce customer service applications, interruptions or delays in Internet transmissions will harm our customers' ability to receive and respond to email messages. Therefore, our market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD IMPAIR THE GROWTH OF THE INTERNET AND DECREASE DEMAND FOR OUR SERVICES OR INCREASE OUR COST OF DOING BUSINESS

         Governmental regulation may impair the growth of the Internet or commercial online services. This could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business and operating results. Although there are currently few laws and regulations directly applicable to the Internet and the use of the Internet as a commercial medium, a number of laws have been proposed involving the Internet. These proposed laws include laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in eCommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

WE MAY BE LIABLE FOR ACTIVITIES OF OUR CUSTOMERS OR OTHERS USING OUR HOSTED NETWORK

         As a provider of eCommerce customer service applications, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of our customers or others using our hosted network. This liability could result from the nature and content of the communications transmitted by our customers through our hosted network. We do not and cannot screen all of the communications generated by our customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

OUR STOCK PRICE MAY BE VOLATILE

         Our common stock began to trade publicly on September 23, 1999. We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

          o    actual or anticipated fluctuations in our operating results;

          o changes in or our failure to meet securities analysts' expectations;

          o    announcements of technological innovations;

          o    introduction of new services by us or our competitors;

          o    developments with respect to intellectual property rights;

          o conditions and trends in the Internet and other technology industries; and

          o    general market conditions.

WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS

         The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm our business and operating results.

WE MAY NEED ADDITIONAL CAPITAL, AND RAISING ADDITIONAL CAPITAL MAY DILUTE EXISTING STOCKHOLDERS

         We believe that our existing capital resources will enable us to maintain our current and planned operations for at least the next 12 months. However, we may choose to, or be required to, raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

         During the quarter ended September 30, 1999 we granted options to purchase 1,485,654 shares of common stock to employees, consultants, and a member of the board of directors under our 1998 Stock Plan.

         During the quarter ended September 30, 1999, employees consultants and a member of the board of directors of the Company exercised options for 1,048,975 shares of common stock. Also during the period, the company issued 391,774 shares of common stock pursuant to the exercise of warrants held by investors.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon
Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

USE OF PROCEEDS

         On September 28, 1999, eGain completed the initial public offering of its common stock. The managing underwriters in the offering were BancBoston Robertson Stephens, Donaldson, Lufkin & Jenrette, and Volpe Brown Whelan & Company. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-83439). The Securities and Exchange Commission declared the Registration Statement effective on September 22, 1999.

         The offering commenced on September 23, 1999 and terminated on September 28, 1999 after we had sold all of the 5,000,000 shares of common stock registered under the Registration Statement. The initial public offering price was $12 per share for an aggregate initial public offering of $60,000,000.

         eGain paid a total of $4.2 million in underwriting discounts and commissions. In addition, eGain incurred costs and expenses, other than underwriting discounts and commissions, totaling $1.094 million in connection with the offering.

         After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to eGain from the offering were approximately $54.7 million. The net proceeds were predominately held in a money market fund at September 30, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) We solicited the consent of our stockholders as of July 21, 1999, to approve the following:

             (1) The Amended and Restated Certificates of Incorporation
                 authorizing 1,250,000 shares of Series D preferred stock.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                  14,533,681              0                 6,683,853

         (b) We solicited the consent of our stockholders as of September 20, 1999 to approve the following:

             (1) The Amended and Restated Certificates of Incorporation to be
                 effective upon the closing of our public offering.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                  18,974,608              0                 4,054,049

             (2) An amendment to our bylaws to be effective upon the closing of our public offering.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                  18,974,608              0                 4,054,049

             (3) The form of indemnification agreement to be entered into by us and certain of our officers and directors.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                  18,974,608              0                 4,054,049

             (4) An amendment to our 1999 Stock Plan (the "Plan") which increases the number of shares reserved for issuance under the Plan from 3,500,000 shares of our common stock to 6,50,000 shares of our common stock.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                  18,974,608              0                 4,054,049

             (5) The adoption of our Employee Stock Purchase Plan with a share reserve of 750,000 shares of our common stock.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                  18,974,608              0                 4,054,049

         (c) We solicited the consent of our Series D preferred stockholders as of September 22, 1999 to approve the following:

             (1) The conversion of the Series D preferred stock to common stock effective upon the closing of our initial public offering of common stock at a price per share of at least $9.00.

                     FOR               AGAINST          ABSTAIN/NOT VOTING
                     ---               -------          ------------------

                   652,000                0                     0

         (d) We solicited the consent of our stockholders as of September 23, 1999 to approve the following:

             (1) The amendment of our Certificate of Incorporation increasing the authorized number of shares of common stock to 50,000,000 and the authorized number of shares of preferred stock to 11, 2887,842

                      FOR              AGAINST          ABSTAIN/NOT VOTING
                      ---              -------          ------------------

                  13,010,452              0                  9,947,650

ITEM 5.  OTHER INFORMATION

           ADVANCE NOTICE PROVISION

           A stockholder proposal not included in the Company's proxy statement for the 2000 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior pubic disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder's notice by no later than the close of business on the 15th day following the day on which the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                    The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

(b)      Reports on Form 8-K

                    No reports on Form 8-K were filed by eGain during the three months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Registrant:

                                     EGAIN COMMUNICATIONS CORPORATION



                                     By         /S/ HARPREET GREWAL
                                        ---------------------------------------
                                                  Harpreet Grewal
                                               Chief Financial Officer
                                            (Duly Authorized Officer and
Dated: November 12, 1999                    Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number          Description of Document
-------         -----------------------

3.1             Amended and Restated Certificate of Incorporation, filed as
                Exhibit 3.2 to the registrant's registration statement on Form S-1 (File No. 333-83439) and incorporated herein by reference.

3.2             Amended and Restated Bylaws of the Registrant, filed as Exhibit
                3.4 to the registrant's registration statement on Form S-1 (File No. 333-83439) and incorporated herein by reference.

4.1 Form of Common Stock Certificate, filed as Exhibit 4.1 to the registrant's registration statement on Form S-1 (File No. 333-83439) and incorporated herein by reference.

4.2 Amended and Restated Investors' Rights Agreement dated as of July 21, 1999, filed as Exhibit 4.2 to the registrant's registration statement on Form S-1 (File No. 333-83439) and incorporated herein by reference.

27.1            Financial Data Schedule.