Form 10-Q
period 1999-12-31
EGAIN COMMUNICATIONS CORP
filed 2000-02-14
CIK 1066194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

/_/               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File No. _______________

                        EGAIN COMMUNICATIONS CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     77-0466366
          ------------                                 ---------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                       455 W. MAUDE AVENUE, SUNNYVALE, CA
                    ----------------------------------------
                    (Address of principal executive offices)

                                      94086
                                     -------
                                   (Zip Code)

                                 (408) 737-7400
                                -----------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                                    --------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               YES |X|    NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AT DECEMBER 31, 1999
              -----                        --------------------------------
 Common Stock $0.001 par value                       28,714,176


                        EGAIN COMMUNICATIONS CORPORATION


                                TABLE OF CONTENTS
                                                                                    PAGE
PART I -- FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed  Consolidated  Balance Sheets as of December 31,  1999           1
          and June 30, 1999

          Condensed Consolidated Statements of Operations for the Three              2
          and Six Months Ended December 31, 1999 and December 31, 1998

          Condensed Consolidated Statements of Cash Flows for the Six                3
          Months Ended December 31, 1999 and December 31, 1998

          Notes to Condensed Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of Financial Condition and            8
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 Not Applicable

PART II   OTHER INFORMATION                                                          22

Item 1.   Legal Proceedings                                                          22

Item 2.   Changes in Securities and Use of Proceeds                                  22

Item 3.   Defaults Upon Senior Securities                                            Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders                        Not Applicable

Item 5.   Other Information                                                          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                                           23

Signatures                                                                           24



                        EGAIN COMMUNICATIONS CORPORATION

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              --------------------

                EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                             December 31,
                                                                                 1999                   June 30,
                                                                             (unaudited)                 1999*
                                                                          -------------------      -------------------
Assets
Current Assets:
     Cash and cash equivalents.....................................       $         42,343         $           1,265
     Short-term investments, held as available for sale............                 14,242                        --
     Accounts receivable...........................................                  1,605                       705
     Prepaid and other current assets..............................                    775                       513
                                                                          -------------------      -------------------

Total Current Assets...............................................                 58,965                     2,483

Property and equipment, net........................................                  4,295                     1,133
Goodwill and other intangibles, net................................                 16,544                    20,195
Other assets.......................................................                    492                       154
                                                                          -------------------      -------------------

     Total Assets..................................................       $         80,296         $          23,965
                                                                          ===================      ===================

Liabilities and Stockholders' Equity
Current Liabilities:
     Bank borrowings-line of credit................................       $          1,000         $           1,000
     Accounts payable..............................................                  2,099                       684
     Accrued compensation..........................................                  3,415                       343
     Accrued liabilities...........................................                  2,230                       475
     Deferred revenue..............................................                  1,850                       302
     Current portion of notes payable and capital leases...........                    707                       435
                                                                          -------------------      -------------------

Total Current Liabilities..........................................       $         11,301         $           3,239

     Non-current portion of notes payable and capital leases.......                    851                       243

Stockholders' Equity
     Preferred stock...............................................                     --                    16,987
     Common stock..................................................                     29                     7,289
     Paid in capital...............................................                120,386                    17,549
     Notes receivable from stockholders............................                   (544)                     (144)
     Deferred stock compensation...................................                (12,853)                   (8,956)
     Accumulated other comprehensive income (loss).................                   (126)                        1
     Accumulated deficit...........................................                (38,748)                  (12,243)
                                                                          -------------------      -------------------

Total stockholders equity..........................................                 68,144                    20,483
                                                                          ===================      ===================

     Total liabilities and stockholders' equity....................       $         80,296         $          23,965
                                                                          ===================      ===================

* The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                   Three Months Ended December 31,     Six Months Ended December 31,
                                                   -------------------------------    -------------------------------
                                                       1999              1998             1999              1998

                                                   -------------     -------------    -------------     -------------

Revenue
     Hosting..............................         $        666      $         3      $       942       $         3
     License fees.........................                  648               79            1,219                79
     Service..............................                1,069               65            1,610                65
                                                   -------------     -------------    -------------     -------------

         Total Revenue....................                2,383              147            3,771               147

     Cost of revenue......................                3,107              296            5,309               439
                                                   -------------     -------------    -------------     -------------

         Gross profit.....................                (724)            (149)          (1,538)             (292)

Operating Expenses
     Research and development.............                2,067              355            4,046               569
     Sales and marketing..................                5,261              929            8,985             1,437
     General and administrative...........                1,745              205            3,006               430
     Amortization of goodwill.............                1,826               --            3,651                --
     Amortization of deferred compensation                2,899              190            5,907               279
                                                   -------------     -------------    -------------     -------------

         Total Operating Expenses.........               13,798            1,679           25,595             2,715
                                                   -------------     -------------    -------------     -------------

         Loss from operations.............             (14,522)          (1,828)         (27,133)           (3,007)

     Non-operating income (expense), net..                  704                2              628                26
                                                   -------------     -------------    -------------     -------------

         Net Loss.........................         $   (13,818)      $   (1,826)      $  (26,505)       $   (2,981)
                                                   =============     =============    =============     =============

Net loss per share

     Pro forma basic and diluted (i)......         $         --      $    (0.18)      $    (1.12)       $    (0.29)
                                                   =============     =============    =============     =============


     Basic and diluted....................         $     (0.51)      $    (0.38)      $    (1.40)       $    (0.62)
                                                   =============     =============    =============     =============

Weighted-average shares outstanding used in
per share calculation
     Pro forma (i)........................                   --           10,345           23,630            10,253
                                                   =============     =============    =============     =============

     Basic................................               26,974            4,819           18,977             4,786
                                                   =============     =============    =============     =============

(i) Pro forma basic and diluted shares outstanding include convertible stock using the if-converted method from the original date of issuance.

                EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                      Six Months Ended December 31,
                                                                             -------------------------------------------------
                                                                                        1999                      1998
                                                                             ---------------------------    ------------------
OPERATING ACTIVITIES
     Net loss...................................................................   $          (26,505)         $      (2,981)
     Adjustments to reconcile net loss to net cash from operating activities:
         Depreciation...........................................................                  507                     76
         Amortization...........................................................                9,569                    279
         Other..................................................................                 (175)                    --
     Changes in operating assets and liabilities:
         Accounts receivable....................................................                 (900)                  (140)
         Prepaid expenses and other current assets..............................                 (262)                   (93)
         Other non-current assets...............................................                 (338)                   (74)
         Accounts payable.......................................................                1,415                    109
         Accrued compensation...................................................                3,072                     79
         Other current liabilities..............................................                1,755                      7
         Deferred revenues......................................................                1,548                     97
         Other..................................................................                   17                     14
                                                                                 ----------------------     ------------------

              Net cash used in operating expenses...............................              (10,297)                (2,627)
                                                                                 ----------------------     ------------------
INVESTING ACTIVITIES
     Purchases of property and equipment........................................               (3,099)                  (542)
     Purchases of short-term available-for-sale securities......................              (14,193)                    --
                                                                                 ----------------------     ------------------

              Net cash used in investing activities.............................              (17,292)                  (542)
                                                                                 ----------------------     ------------------

FINANCING ACTIVITIES
     Proceeds from loans........................................................                  408                  1,357
     Payments on notes payable and capital leases...............................                 (126)                   (15)
     Net proceeds from issuance of common stock.................................               63,233                      6
     Net proceeds from issuance of preferred stock..............................                5,152                  3,310
                                                                                 ----------------------     ------------------

              Net cash provided by financing activities.........................               68,667                  4,658
                                                                                 ----------------------     ------------------

     Net increase in cash and cash equivalents..................................               41,078                  1,489
     Cash and cash equivalents at beginning of period...........................                1,265                  3,831
                                                                                 ----------------------     ------------------

     Cash and cash equivalents at end of period.................................   $           42,343          $       5,320
                                                                                 ======================     ==================

NON-CASH INFORMATION:
     Equipment acquired under capital lease obligations.........................   $              570          $          --

                EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


NOTE 1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by eGain Communications Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain Communications Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "eGain"). All significant intercompany balances and transactions have been eliminated.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at December 31, 1999 and the operating results and cash flows for the three and six months ended December 31, 1999 and 1998, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at June 30, 1999 has been derived from audited financial statements as of that date. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2000.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

         eGain considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and commercial paper with maturities less than 90 days. Realized gains have been recorded in interest income.

         Short-term investments are securities with maturities of more than 90 days but less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized losses were approximately $126,000 for the three months ended December 31, 1999. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

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

         The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                         Three Months Ended
                                                                                --------------------------------------
                                                                                 December 31,          December 31,
                                                                                     1999                  1998
                                                                                ----------------     -----------------
Net Loss...............................................................         $      (13,818)      $        (1,826)
                                                                                ----------------     -----------------
Basic and diluted:
     Weighted-average shares of common stock outstanding...............                 28,597                 8,330
     Less: weighted-average shares subject to repurchase...............                 (1,623)               (3,511)
                                                                                ----------------     -----------------
     Weighted-average shares used in computing basic and diluted net loss
     per share.........................................................                 26,974                 4,819
                                                                                ----------------     -----------------

Basic and diluted net loss per share...................................         $        (0.51)      $         (0.38)

Pro forma:
     Shares used above.................................................                     --                 4,819
     Pro forma adjustment to reflect weighted effect of assumed
     conversion of convertible preferred stock.........................                     --                 5,526
     Shares used in computing pro forma basic and diluted net loss per          ----------------     -----------------
     share.............................................................                     --                10,345

     Pro forma basic and diluted net loss per share....................                     --       $         (0.18)



                                                                                          Six Months Ended
                                                                                --------------------------------------
                                                                                 December 31,          December 31,
                                                                                     1999                  1998
                                                                                ----------------     -----------------
Net Loss...............................................................         $      (26,505)      $        (2,981)
                                                                                ----------------     -----------------

Basic and diluted:
     Weighted-average shares of common stock outstanding...............                 20,502                 8,184
     Less: weighted-average shares subject to repurchase...............                 (1,524)               (3,398)
                                                                                ----------------     -----------------

     Weighted-average shares used in computing basic and diluted net loss
     per share.........................................................                 18,977                 4,786
                                                                                ----------------     -----------------

Basic and diluted net loss per share...................................         $        (1.40)      $         (0.62)

Pro forma:
     Shares used above.................................................                 18,977                 4,786
     Pro forma adjustment to reflect weighted effect of assumed
     conversion of convertible preferred stock.........................                  4,653                 5,467
     Shares used in computing pro forma basic and diluted net loss per          ----------------     -----------------
     share.............................................................                 23,630                10,253

     Pro forma basic and diluted net loss per share....................         $        (1.12)      $         (0.29)


Note: Pro forma basic and diluted shares outstanding include convertible stock using the if-converted method from the original date of issuance

SEGMENT INFORMATION

         eGain operates in one segment. Operating losses generated by the foreign operations of eGain were approximately $1 million for the six months ended December 31, 1999, and their corresponding identifiable assets were not material in any period presented. eGain's export revenue was not material in any period presented.

COMPREHENSIVE INCOME

         Comprehensive loss for the three and six months ended December 31, 1999 was approximately $13.9 million and $26.6 million and was not materially different from net loss as reported in the income statement.

NOTE 3.       INITIAL PUBLIC OFFERING

         On September 28, 1999, the Company completed an initial public offering in which it sold 5,000,000 shares of Common Stock at $12.00 per share for net proceeds of $54.7 million. Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 50,000,000 shares of Common Stock of which approximately 27,977,000 shares were outstanding at September 30, 1999 and 5,000,000 shares of preferred stock, none of which were issued or outstanding at September 30, 1999. In October 1999, the underwriters exercised an over-allotment option of 750,000 shares resulting in net proceeds of $8.3 million.

NOTE 4.       DEFERRED STOCK-BASED COMPENSATION

         The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price exceeds the fair value of the underlying common stock as of the grant date. With respect to the stock options granted to employees since inception through December 31, 1999, the Company recorded deferred stock-based compensation of $15,294,028 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

         In accordance with the Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation. ("SFAS 123"), stock options issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. With respect to the stock options granted to non-employees since inception through December 31, 1999, the Company recorded deferred stock-based compensation of $4,682,489 for the difference between the exercise price and the fair value of the common stock underlying the options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "intend," "plan," "will," "believe" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Factors That May Affect Future Results" and elsewhere in this document and those discussed in our registration statement on Form S-1 (File No. 333-83439).

OVERVIEW

         We are a leading provider of Web-based software products and services that help eCommerce companies manage online customer communications. Our products and services are designed to deliver solutions for businesses to effectively manage all the interactions with their customers, throughout the customer lifecycle, and across all points of customer contact. In designing our products and services, we have adopted three key strategic principles: first, to develop and deliver our products and applications on a 100% Web-based architecture; second, to develop an integrated multi-channel platform supporting a comprehensive suite of customer communications applications; and third, to offer customers the flexibility to access our solution from an external hosted environment or to purchase and implement our solution directly in house.

         Our company was incorporated in September 1997. From inception to September 1998, our operating activities related primarily to the planning and developing our proprietary technological solutions, recruiting personnel, raising capital and purchasing operating assets. In September 1998, we commenced commercial shipment of eGain Email Management System (now called "eGain Mail"), and began our web hosting service.

         On April 30, 1999, we acquired Sitebridge Corporation and added its real-time Web collaboration product to our platform. The product, now called "eGain Live," is an application that allows customer service representatives to interact online with customers on the Web.

         In November 1999 we announced the eGain Commerce 2000 Platform, which integrates our suite of customer communication solutions - eGain Live and eGain Mail. Our Commerce 2000 Platform enables our customers to integrate their customer communication solutions around common databases and processes and across all points of customer contact. We are developing, and intend to release for general sale and distribution in the upcoming year, eGain Campaign, eGain Inform and eGain Voice that will further build on the eGain Commerce 2000 Platform.

         We expect to make significant investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. In addition, an important part of our strategy is to expand our operations and employee base and build our sales, marketing, customer support, technical and operational resources. We also intend to expand our strategic distribution, hosting and solution relationships to add capabilities to our current product offerings and to help market our products to new customers. We have incurred significant losses since our inception, and as of December 31, 1999, had an accumulated deficit of approximately $38.7 million. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur substantial operating losses for the foreseeable future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

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

         In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation totaling approximately $234,000 in fiscal 1998, $10.6 million in fiscal 1999, $2.1 million in the three months ended December 31, 1999 and $9.1 million in the six months ended December 31, 1999. Deferred compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock on the date these options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation for options granted to consultants is periodically remeasured as the underlying options vest. These amounts were initially recorded through stockholders' equity and are being amortized by charges to operations. We recorded amortization of deferred stock compensation of approximately $58,000 in fiscal 1998, $1.8 million in fiscal 1999, $2.9 million in the quarter ended December 31, 1999, and $5.9 million in the six months ended December 31, 1999. We expect to record amortization expense relating to deferred stock compensation approximately as follows: $11.1 million in fiscal 2000, $5.7 million in fiscal 2001, $2.9 million in fiscal 2002 and $1.0 million in fiscal 2003. The amortization expense relates to options awarded to employees and consultants in all operating expense categories.

RESULTS OF OPERATIONS

NET REVENUE

         Net revenue was $2.4 million, for the quarter ended December 31, 1999, an increase of $2.2 million over the comparable quarter of 1998. Net revenue was $3.8 million, for the six months ended December 31, 1999, an increase of $3.6 million over the comparable six months of 1998. This increase was primarily due to the increase in our customer base. Factors that contributed to the increase include: expanded direct sales and marketing efforts both domestically and internationally, expanded channel partnerships, and the introductions of eGain Live 3.0 and the eGain Commerce 2000 Platform. For the quarter ended December 31, 1999, we added 75 new customers including AOL, CNBC.com, Home Depot, 3COM, McAfee.com, PetSmart.com and Freddie Mac. For the three months ended December 31, 1999, two customers contributed 25% of net revenue. For the six months ended December 31, 1999, no single customer contributed more than 10% of net revenue. Although revenues have increased in prior quarters, we cannot be certain that they will grow in future quarters or that they will grow at similar rates as in the past.

         Revenue from application hosting was $666,000, or 28% of revenue, for the quarter ended December 31, 1999, an increase of $663,000 over the comparable quarter of 1998. Revenue for the six months ended December 31, 1999 was $943,000, an increase of $940,000 over the comparable six months of 1998. The increase was primarily attributable to the increase in the number of hosted customers. Contributing to this growth was the launch of the eGain ASP Network and the expansion of the eGain Hosted Network domestically and in Europe. As of December 31, 1999, over 60% of our customers were using our hosted solution, compared with 55% in the prior quarter.

         Revenue from software license fees was $648,000, or 27% of revenue, for the quarter ended December 31, 1999, an increase of $569,000 over the comparable quarter of 1998. Revenue for the six months ended December 31, 1999 was $1.2 million, an increase $1.1 million over the comparable six months of 1998. The increase in the three months ended December 31, 1999 versus the same period in 1998 was primarily attributable to the increased sales in the number of software licenses.

         Revenue from consulting and support services was $1.1 million, or 45% of revenues, for the quarter ended December 31, 1999, an increase of $1.0 million over the comparable quarter of 1998. Revenue for the six months ended December 31, 1999 was $1.6 million, an increase of $1.5 million over the comparable six months of 1998.

Consulting and support revenue increased primarily due to the increase in the customer base and their need for our professional services.

COST OF REVENUE

         Cost of revenue was $3.1 million for the quarter ended December 31, 1999, an increase of $2.8 million over the comparable quarter of 1998. Cost of revenue for the six months ended December 31, 1999 was $5.3 million, an increase of $4.9 million over the comparable six months of 1998. The increase is primarily attributable to a significant increase in headcount and expansion of the eGain Hosted Network. Cost of revenue includes personnel costs for our hosting services, consulting services and customer support, it also includes depreciation of capital equipment used in our hosted network, cost of third-party products and lease costs paid to remote co-location centers. Costs associated with the eGain Hosted Network support the following services: performance monitoring, database backup/restore and disaster recovery solutions, "24x7" network and operations support, high reliability and scalability, metrics and business process re-engineering. We expect cost of revenues to increase in absolute dollars in future periods as we continue to expand our business operations.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $2.1 million for the quarter ended December 31, 1999, an increase of $1.7 million over the comparable quarter of 1998. Research and development expenses for the six months ended December 31, 1999 were $4.0 million, an increase of $3.5 million or over the comparable six months of 1998. The increase was primarily attributable to a significant increase in headcount and related personnel costs. We expect research and development expenses to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $5.3 million for the quarter ended December 31, 1999, an increase of $4.4 million over the comparable quarter of 1998. Sales and marketing expenses for the six months ending December 31, 1999 were $9.0 million, an increase of $7.5 million over the comparable six months ending in 1998. The increase was due primarily to an increase in headcount and related personnel costs, increased spending on marketing programs, European sales and marketing operations and the launch of operations in Australia. We expect to continue hiring sales and marketing personnel and expect to increase marketing program spending. Therefore, we expect sales and marketing expenses to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $1.7 million for the quarter, an increase of $1.5 million, over the comparable quarter of 1998. General and administrative expenses for the six months ending December 31, 1999 were $3.0 million, an increase of $2.6 million over the comparable six months of 1998. The increase was due primarily to an increase in headcount and the related personnel costs and fees for outside professional services. We expect general and administrative expenses to increase in absolute dollars in future periods as a result of expansion of business activity.

AMORTIZATION OF GOODWILL

         For the quarter ended December 31, 1999, we amortized goodwill totaling $1.8 million. No goodwill was amortized during the comparable quarter ended December 31, 1998. For the six months ended December 31, 1999, we amortized goodwill totaling $3.7 million. No goodwill was amortized during the comparable six months of 1998. Goodwill represents the excess of the purchase price over the estimated fair market value of tangible and intangible net assets acquired in a business combination. As of December 31, 1999, goodwill and other purchased intangible assets related to our April 1999 acquisition of SiteBridge Corporation totaled $16.5 million.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         During the quarter ended December 31, 1999, amortization of stock-based compensation increased to $2.9 million from $190,000 over the quarter ended December 31, 1998. Amortization of stock-based compensation for the six months ending December 31, 1999 was $5.9 million, an increase of $5.6 million over the comparable six months of 1998. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18. Deferred compensation is being amortized on a graded vesting method over the vesting period of the individual options.

NON-OPERATING INCOME (EXPENSE), NET

         For the quarter ended December 31, 1999, non-operating income was $704,000. For the comparable quarter in 1998, non-operating income was $2,000. For the six months ending December 31, 1999 non-operating income was $628,000, an increase of $602,000 over the comparable six months in 1998. Non-operating income includes realized gains on cash and short-term investments partially offset by expense on financing obligations and use-tax expense. The increase was primarily attributable to interest earned on our cash balances on hand as a result of our recent public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed operations primarily through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, we completed our initial public offering of common stock, in which we sold 5,750,000 shares of common stock (including exercise of an over-allotment option in October
1999), at a price of $12.00 per share. Proceeds to eGain from the offering, before offering expenses, were approximately $69.0 million.

         At December 31, 1999, we had cash and cash equivalents of $42.3 million. We regularly invest excess funds in short-term money market funds, commercial paper, and short-term notes.

         Net cash used in operating activities for the six months ended December 31, 1999 and 1998 was $10.3 million and $2.6 million, respectively. Cash used in operating activities in each period was primarily the result of net losses and an increase in accounts receivable, partially offset by the increase in deferred revenues, accrued liabilities and increases in non-cash charges.

         Net cash used in investing activities for the six months ended December 31, 1999 was $17.3 million, and was approximately $542,000 in the six months ended December 31, 1998. Cash used in investing activities in the six months ended December 31, 1999 was due to the purchase of fixed assets and leasehold improvements and the purchase of short-term available-for-sale investments.

         Net cash provided by financing activities for the six months ended December 31, 1999 and 1998 was $68.7 million and $4.7 million, respectively. Cash provided by financing activities in the six months ended December 31, 1999 was due to proceeds from loans off-set by loan payments, the issuance of preferred stock and common stock, including net proceeds of $63.0 million from the initial public offering. Cash provided by financing activities in the six months ended December 31, 1998 was primarily due to proceeds from a bank line of credit and the issuance of common stock.

         We expect to devote substantial capital resources to expand the eGain Hosted Network, to hire and expand the research and development organization, to hire and expand the sales, marketing and general and administrative organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although we believe that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. In February we entered into an agreement to acquire Big Science Company, a Georgia corporation, creator of "Klones," a virtual service agent for online customer care, in exchange for approximately $35 million in eGain common stock. The acquisition is expected to close by the end of February 2000. In addition, eGain has entered into a 5 year lease agreement for additional office space.

YEAR 2000 ISSUES

         We have completed our Year 2000 compliance project, and we have experienced no significant problems relating to the change from 1999 to 2000 with either our own products and technology or that of our infrastructure providers. We will continue to monitor Year 2000 issues closely as the Year 2000 "leap year" and the change from calendar year 2000 to 2001 takes place, and our prior contingency plans will remain in place throughout 2000. The costs incurred by the Company in connection with our Year 2000 compliance program have been and are expected to remain immaterial to our financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

COMPANY RISKS

WE EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY, WHICH IN TURN MAY HARM OUR FUTURE OPERATING PERFORMANCE AND MAY CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE

         We incurred net losses of approximately $938,000 for the period from September 10, 1997 (inception) through June 30, 1998 and approximately $11.3 million for the year ended June 30, 1999. As of December 31, 1999, we had an accumulated deficit of approximately $38.7 million. We expect to continue to incur net losses for the foreseeable future. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing, customer support and research and development programs in accordance with our present plans. We do not know when or if we will become profitable. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock will likely decline. If we do achieve profitability, we may not sustain or increase profitability in the future.

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

WE MAY NOT MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

         We were incorporated in September 1997 and shipped our first product in September 1998. Because of this limited operating history and other factors, our quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the eCommerce customer communications market and other factors, our quarterly revenue and operating results may fluctuate from quarter to quarter. It is likely that our operating results in some quarters will be below the expectations of securities analysts or investors. In this event, the market price of our common stock is likely to decline.

         A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

          o    the growth rate of eCommerce;

          o    demand for eCommerce customer communications applications;

          o our ability to attract and retain customers and maintain customer satisfaction;

          o our ability to upgrade, develop and maintain our systems and infrastructure;

          o the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;

          o    technical difficulties or system outages;

          o our ability to attract and retain qualified personnel with software and Internet industry expertise, particularly sales and marketing personnel;

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

OUR BUSINESS IS PREMISED ON A NOVEL BUSINESS MODEL THAT IS LARGELY UNTESTED

         Our business is premised on novel business assumptions that are largely untested. Customer communications historically have been conducted primarily in person or over the telephone. Our business model assumes that companies engaged in eCommerce will continue to elect to communicate with customers mainly through the Internet rather than by telephone. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer communications applications hosted by eGain. If any of these assumptions is incorrect, our business will be seriously harmed.

OUR SUCCESS WILL DEPEND ON SALES OF THE EGAIN MAIL PRODUCT

         To date, we derived substantially all of our revenue from sales of the eGain Mail product and related services. Although we recently added eGain Live to our product offerings, we expect to continue to derive a majority of our revenue from sales of the eGain Mail product for at least the next fiscal quarter. Implementation of our strategy depends upon the eGain Mail platform being able to solve the customer communications needs of businesses engaging in eCommerce. If our existing or future customers are not satisfied with the eGain Mail platform, our business and operating results will be seriously harmed.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR INVESTMENTS THAT COULD DILUTE OUR EXISTING STOCKHOLDERS, CAUSE US TO INCUR SIGNIFICANT EXPENSES OR HARM OUR BUSINESS

         We may review acquisition or investment prospects that might complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or products may be expensive and time-consuming. For example, we entered into an agreement to acquire Big Science Company ("BSC") in February. There can be no assurance that we can effectively integrate BSC's "Klones" product successfully with our platform. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

IF WE FAIL TO EXPAND OUR SALES, MARKETING AND CUSTOMER SUPPORT ACTIVITIES, WE MAY BE UNABLE TO EXPAND OUR BUSINESS

         If we do not successfully expand our sales, marketing and customer support activities, we may not be able to expand our business and our stock price could decline. The complexity of our eCommerce customer communications platform and related products and services requires us to have highly trained sales, marketing and customer support personnel, to educate prospective customers regarding the use and benefits of our services, and provide effective customer support. With our relatively brief operating history and our plans for expansion, we have considerable need to recruit, train, and retain qualified staff. Any delays or difficulties we encounter in these staffing efforts could impair our ability to attract new customers and to enhance our relationships with existing customers. This in turn would adversely affect the timing and extent of our revenue. Because the majority of our sales, marketing and customer support personnel have recently joined us and have limited experience working together, our sales, marketing and customer support organizations may not be able to compete successfully against bigger and more experienced organizations of our competitors.

WE MUST RECRUIT AND RETAIN OUR KEY EMPLOYEES TO EXPAND OUR BUSINESS

         Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for only a short period of time. In the past quarter, we named new Vice Presidents of our Sales, Marketing, Consulting Services, and Products Groups, and we hired a new Chief Information Officer. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, and our President and co-founder, Gunjan Sinha, could harm our business. We do not have employment agreements with, or life insurance policies on, most of our key employees. Most of these employees may terminate their employment with us at any time. Our success also will depend on our ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees in the timeframe we desire. In particular, we may be unable to hire a sufficient number of qualified software engineers and information technology professionals. If we fail to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, our business and our ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of the merits of such claims.

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

         Our sales cycle for our eCommerce customer communications applications can be as long as three months or more and varies substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and spend significant management effort. Consequently, if revenue forecasted from a specific customer for a particular quarter are not realized in that quarter, we may incur significant expenses that are not offset by corresponding sales.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER

         We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, we have established a subsidiary in the United Kingdom, and in November 1999 we announced the launch of our operations in Australia, New Zealand and South East Asia. If our revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, our business and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively in international markets. We face various risks inherent in conducting business internationally, such as the following:

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and partners to protect our proprietary rights. eGain, eGain Mail, eGain Live, eGain Campaign, eGain Inform, eGain Voice, eGain Hosted Network and eGain Commerce Bridge are trademarks of eGain. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

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

INDUSTRY RISKS

WE MUST COMPETE SUCCESSFULLY IN THE ECOMMERCE CUSTOMER COMMUNICATIONS MARKET

         The eCommerce customer communications market is new and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. We compete with companies that develop and maintain internally developed email management systems. We also compete directly with companies that provide licensed software products for email management such as Brightware, Inc., Kana Communications, Inc., Mustang Software, Inc. and Silknet Software, Inc. (which recently agreed to be acquired by Kana Communications), as well as Web collaboration application companies such as Cisco Systems, Inc. (which recently acquired WebLine Communications Corp.) and LivePerson, Inc. In addition, some of our competitors who currently offer licensed software products are now beginning to offer hosted approaches. We also face competition from larger, front office software companies such as Clarify, Inc., (recently acquired by Nortel Networks Corp.), Oracle Corporation, Siebel Systems, Inc., and PeopleSoft, Inc. (which recently acquired The Vantive Corporation ). Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation and similar companies may seek to leverage their existing relationships and capabilities to offer eCommerce customer communications applications.

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

         Further, any delays in the general market acceptance of the eCommerce customer communications applications and our hosted delivery model would likely harm our competitive position. Any delay would allow our competitors additional time to approve their service or product offerings, and also provide time for new competitors to develop eCommerce customer communications applications and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

WE DEPEND ON BROAD MARKET ACCEPTANCE OF WEB-BASED ECOMMERCE CUSTOMER COMMUNICATIONS APPLICATIONS

         We depend on the widespread acceptance and use of Web-based customer communications applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet. We cannot estimate the size or growth rate of the potential market for our product and service offerings, and we do not know whether our products and services will achieve broad market acceptance. The market for Web-based eCommerce customer communications is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for eCommerce customer communications applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

WE MAY BE UNABLE TO DEVELOP OR ENHANCE PRODUCTS OR SERVICES THAT ADDRESS THE CHANGING NEEDS OF THE ECOMMERCE CUSTOMER COMMUNICATIONS MARKET

         To be competitive in the eCommerce customer communications industry, we must continually improve the performance, features and reliability of our products and services, including our existing eCommerce customer communications applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. For example, we have announced that we intend to introduce three new products - eGain Campaign, eGain Inform and eGain Voice - during the first calendar quarter in 2000. If we cannot bring these products to market in a timely and effective way, our business and operating results will suffer. More generally, if we cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, our business and operating results will suffer.

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

BECAUSE WE PROVIDE OUR CUSTOMER COMMUNICATIONS APPLICATIONS TO COMPANIES CONDUCTING BUSINESS OVER THE INTERNET, OUR BUSINESS COULD SUFFER IF EFFICIENT TRANSMISSION OF DATA OVER THE INTERNET IS INTERRUPTED

         The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because we provide Internet-based eCommerce customer communications applications, interruptions or delays in Internet transmissions will harm our customers' ability to receive and respond to email messages. Therefore, our market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

WE MAY BE LIABLE FOR ACTIVITIES OF OUR CUSTOMERS OR OTHERS USING OUR HOSTED NETWORK

         As a provider of eCommerce customer communications applications, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of our customers or others using our hosted network. This liability could result from the nature and content of the communications transmitted by our customers through our hosted network. We do not and cannot screen all of the communications generated by our customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

OUR STOCK PRICE MAY BE VOLATILE

         The price at which our common stock will trade has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

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

WE MAY NEED ADDITIONAL CAPITAL, AND RAISING ADDITIONAL CAPITAL MAY DILUTE EXISTING STOCKHOLDERS

         We believe that our existing capital resources, will enable us to maintain our current and planned operations for at least the next 12 months. However, we may choose to, or be required to, raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              -----------------

         We are not currently party to any material legal proceedings.


ITEM 2:       CHANGES IN SECURITIES AND USE OF PROCEEDS
              -----------------------------------------

CHANGES IN SECURITIES

         During the quarter ended December 31, 1999 we granted options to purchase 594,300 shares of common stock to employees and consultants under our 1998 Stock Plan.

         During the quarter ended December 31, 1999, employees and consultants of the Company exercised options for 7,945 shares of common stock. Also during the period, the company repurchased 21,088 shares of common stock from employees.

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

         The offering commenced on September 23, 1999 and terminated on September 28, 1999 after we had sold all of the 5,000,000 shares of common stock registered under the Registration Statement. In October 1999, the underwriters exercised an over-allotment option of 750,000. The initial public offering price was $12 per share for an aggregate initial public offering of $69,000,000.

         eGain paid a total of $4.83 million in underwriting discounts and commissions. In addition, eGain incurred costs and expenses, other than underwriting discounts and commissions, totaling $1.15 million in connection with the offering. After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to eGain from the offering were approximately $63.0 million.

         The proceeds from the sale of the securities referenced above will be used for working capital and other general corporate purposes, including product and services development and expansion of our hosted network.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------

         Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

         Not applicable

ITEM 5.       OTHER INFORMATION
              -----------------

         Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

         (a)      Exhibits

                  The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by eGain during the three months ended December 31, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Registrant:

                                      EGAIN COMMUNICATIONS CORPORATION



Date: February 11, 2000               By       /s/ Harpreet Grewal
                                        ---------------------------------------
                                                   Harpreet Grewal
                                               Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)