Form 10-Q
period 2000-03-31
EGAIN COMMUNICATIONS CORP
filed 2000-05-15
CIK 1066194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from            to

Commission File No.

                        EGAIN COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                77-0466366
                 --------                                ----------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

                       455 W. MAUDE AVENUE, SUNNYVALE, CA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                     94086
--------------------------------------------------------------------------------
                                   (Zip Code)

                                 (408) 212-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES [X]  NO [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                         OUTSTANDING AT MARCH 31, 2000
                   -----                         -----------------------------
       Common Stock $0.001 par value                      29,596,566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EGAIN COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I--  FINANCIAL INFORMATION.........................................     3

 Item 1.   Financial Statements..........................................     3
           Condensed Consolidated Balance Sheets as of March 31, 2000 and
            June 30, 1999................................................     3
           Condensed Consolidated Statements of Operations for the Three
            and Nine Months Ended March 31, 2000 and March 31, 1999......     4
           Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2000 and March 31, 1999...............     5
           Notes to Condensed Consolidated Financial Statements..........     6

 Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    11

 PART II-- OTHER INFORMATION.............................................    26

 Item 1.   Legal Proceedings.............................................    26

 Item 2.   Changes in Securities and Use of Proceeds.....................    26

 Item 3.   Defaults Upon Senior Securities
            Not Applicable...............................................    26

 Item 4.   Submission of Matters to a Vote of Security Holders
            Not Applicable...............................................    26

 Item 5.   Other Information
            Not Applicable...............................................    26

 Item 6.   Exhibits and Reports on Form 8-K..............................    27

 Signatures...............................................................   28

                        EGAIN COMMUNICATIONS CORPORATION

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                           March 31,  June 30,
                                                             2000      1999*
                                                          ----------- --------
                                                          (unaudited)
                         Assets
Current Assets:
  Cash and cash equivalents..............................  $ 25,459   $  1,265
  Short-term investments, held as available for sale.....    14,936         --
  Accounts receivable....................................     1,926        705
  Prepaid and other current assets.......................     2,859        513
                                                           --------   --------
    Total Current Assets.................................    45,180      2,483

Property and equipment, net..............................     6,679      1,133
Goodwill and other intangibles, net......................    48,580     20,195
Other assets.............................................     1,694        154
                                                           --------   --------
      Total Assets.......................................  $102,133   $ 23,965
                                                           ========   ========
          Liabilities and Stockholders' Equity
Current Liabilities:
  Bank borrowings-line of credit.........................  $  1,000   $  1,000
  Accounts payable.......................................     3,286        684
  Accrued compensation...................................     4,616        343
  Accrued liabilities....................................     3,220        475
  Deferred revenue.......................................     2,324        302
  Current portion of notes payable and capital leases....       708        435
                                                           --------   --------
    Total Current Liabilities............................  $ 15,154   $  3,239

      Non-current portion of notes payable and capital
       leases............................................     1,182        243

                  Stockholders' Equity
  Preferred stock........................................        --     16,987
  Common stock...........................................        30      7,289
  Paid in capital........................................   153,258     17,549
  Notes receivable from stockholders.....................      (482)      (144)
  Deferred stock compensation............................   (10,325)    (8,956)
  Accumulated other comprehensive income (loss)..........      (207)         1
  Accumulated deficit....................................   (56,477)   (12,243)
                                                           --------   --------
    Total stockholders equity............................    85,797     20,483
                                                           ========   ========
      Total liabilities and stockholders' equity.........  $102,133   $ 23,965
                                                           ========   ========

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

               EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                  (unaudited)

                                            Three Months       Nine Months
                                          Ended March 31,    Ended March 31,
                                          -----------------  -----------------
                                            2000     1999      2000     1999
                                          --------  -------  --------  -------
Revenue:
  Hosting...............................  $    988  $    18  $  1,930  $    21
  License fees..........................     1,268      201     2,487      280
  Service...............................     1,047       34     2,657       99
                                          --------  -------  --------  -------
    Total Revenue.......................     3,303      253     7,074      400

  Cost of revenue.......................     4,138      460     9,447      899
                                          --------  -------  --------  -------
    Gross profit........................      (835)    (207)   (2,373)    (499)

Operating Expenses:
  Research and development..............     3,005      584     7,051    1,153
  Sales and marketing...................     7,013    1,078    15,998    2,515
  General and administrative............     1,779      296     4,785      726
  Amortization of goodwill..............     2,614       --     6,265       --
  Amortization of deferred
   compensation.........................     2,944      387     8,851      666
                                          --------  -------  --------  -------
    Total Operating Expenses............    17,355    2,345    42,950    5,060
                                          --------  -------  --------  -------
    Loss from operations................   (18,190)  (2,552)  (45,323)  (5,559)

  Non-operating income (expense),
   net..................................       461      (18)    1,089        8
                                          --------  -------  --------  -------
    Net Loss............................  $(17,729) $(2,570) $(44,234) $(5,551)
                                          ========  =======  ========  =======
Net loss per share:
  Pro forma basic and diluted (i).......  $     --  $ (0.18) $  (1.77) $ (0.49)
                                          ========  =======  ========  =======
  Basic and diluted.....................  $  (0.63) $ (0.40) $  (2.03) $ (1.09)
                                          ========  =======  ========  =======
Weighted-average shares outstanding used
 in per share calculation:
  Pro forma (i).........................        --   13,911    25,047   11,233
                                          ========  =======  ========  =======
  Basic.................................    27,986    6,445    21,783    5,100
                                          ========  =======  ========  =======

(i) Pro forma basic and diluted shares outstanding include convertible stock using the if-converted method from the original date of issuance.

               EGAIN COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                               Nine Months
                                                             Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Operating Activities:
  Net loss.................................................. $(44,234) $(5,551)
  Adjustments to reconcile net loss to net cash from
   operating activities:
    Depreciation............................................    1,084      133
    Amortization............................................   15,132      682
    Other...................................................        2       --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (1,170)    (231)
    Prepaid expenses and other current assets...............   (2,346)    (160)
    Other non-current assets................................   (1,540)     (84)
    Accounts payable........................................    2,534      190
    Accrued compensation....................................    4,088      146
    Other current liabilities...............................    2,183      139
    Deferred revenues.......................................    1,922      138
    Other...................................................       37       20
                                                             --------  -------
      Net cash used in operating expenses...................  (22,308)  (4,578)
                                                             --------  -------
Investing Activities:
  Purchases of property and equipment.......................   (5,358)    (810)
  Cash paid net of cash assumed in the acquisition of Big
   Science Company..........................................   (1,320)      --*
  Purchases of short-term investments.......................  (26,546)      --
  Proceeds from sales of investments........................   11,400       --
                                                             --------  -------
      Net cash used in investing activities.................  (21,824)    (810)
                                                             --------  -------
Financing Activities:
  Proceeds from loans.......................................      408    1,357
  Payments on notes payable and capital leases..............     (601)     (42)
  Net proceeds from issuance of common stock................   63,367        7
  Net proceeds from issuance of preferred stock.............    5,152    5,076
                                                             --------  -------
      Net cash provided by financing activities.............   68,326    6,398
                                                             --------  -------
  Net increase in cash and cash equivalents.................   24,194    1,010
  Cash and cash equivalents at beginning of period..........    1,265    3,831
                                                             --------  -------
  Cash and cash equivalents at end of period................ $ 25,459  $ 4,841
                                                             ========  =======
Non-Cash Information:
  Equipment acquired under capital lease obligations........ $  1,306  $    --
  Issuance of stock in acquisition of Big Science Company...   31,704       --

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

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three and nine months ended March 31, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at June 30, 1999 has been derived from audited financial statements as of that date. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2000.

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

   Short-term investments are securities with maturities of more than 90 days but less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized losses were approximately $84,000 for the nine months ended March 31, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

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

   The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                            Three Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2000       1999
                                                            ---------  ---------
   Net Loss................................................ $(17,729)   $(2,570)
   Basic and diluted:
     Weighted-average shares of common stock outstanding...   28,958      8,701
     Less: weighted-average shares subject to repurchase...     (972)    (2,256)
                                                            --------    -------
     Weighted-average shares used in computing basic and
      diluted net loss per share...........................   27,986      6,445
                                                            --------    -------
   Basic and diluted net loss per share.................... $  (0.63)   $ (0.40)

   Pro forma:
     Shares used above.....................................       --      6,445
     Pro forma adjustment to reflect weighted effect of
      assumed conversion of convertible preferred stock....       --      7,466
                                                            --------    -------
     Shares used in computing pro forma basic and diluted
      net loss per share...................................       --     13,911
     Pro forma basic and diluted net loss per share........ $     --    $ (0.18)

                                                             Nine Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2000       1999
                                                            ---------  ---------
   Net Loss................................................ $(44,234)   $(5,551)
   Basic and diluted:
     Weighted-average shares of common stock outstanding...   23,295      8,356
     Less: weighted-average shares subject to repurchase...   (1,512)    (3,256)
                                                            --------    -------
     Weighted-average shares used in computing basic and
      diluted net loss per share...........................   21,783      5,100
                                                            --------    -------
   Basic and diluted net loss per share.................... $  (2.03)   $ (1.09)

   Pro forma:
     Shares used above.....................................   21,783      5,100
     Pro forma adjustment to reflect weighted effect of
      assumed conversion of convertible preferred stock....    3,264      6,133
                                                            --------    -------
     Shares used in computing pro forma basic and diluted
      net loss per share...................................   25,047     11,233
     Pro forma basic and diluted net loss per share........ $  (1.77)   $ (0.49)

Note: Pro forma basic and diluted shares outstanding include convertible stock using the if-converted method from the original date of issuance

 Segment Information

   eGain operates in one segment. Operating losses generated by the foreign operations of eGain were approximately $2.3 million for the nine months ended March 31, 2000, and their corresponding identifiable assets were not material in any period presented. eGain's export revenue was $393,000 for the nine months ended March 31, 2000.

 Comprehensive Income

   Comprehensive loss for the three and nine months ended March 31, 2000 was approximately $17.8 million and $44.4 million and was not materially different from net loss as reported in the income statement.

 Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Recognition in Financial Statements", or SAB 101 summarizing certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. The Company believes their current practices comply with SAB 101; however, should the Company determine that a change in accounting policy is necessary such a change will be made July 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

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

NOTE 4. DEFERRED STOCK-BASED COMPENSATION

   The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price exceeds the fair value of the underlying common stock as of the grant date. With respect to the stock options granted to employees since inception through March 31, 2000, the Company recorded deferred stock-based compensation of $14.7 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

   In accordance with the Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation. ("SFAS 123"), stock options issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. With respect to the stock options granted to non-employees since inception through March 31, 2000, the Company recorded deferred stock-based compensation of $5.2 million for the difference between the exercise price and the fair value of the common stock underlying the options.

NOTE 5. BUSINESS ACQUISTION

   On March 7, 2000, eGain acquired all the assets and liabilities of Big Science Company (Big Science), developer of software designed to improve the internet customer experience through pre-sales and post-sales assistance, for approximately $34.2 million. The results of Big Science's operations have been combined with those of eGain since the date of acquisition.

   The Big Science merger has been accounted for using the purchase method of accounting. The purchase price was determined as follows:

                                             Big
                                           Science                  Fair Value
                                            Shares   eGain Shares (In Thousands)
                                          ---------- ------------ -------------
   Shares................................ 34,254,962   739,583       $30,496
   Options...............................  2,314,052    49,961       $ 1,790
   Cash consideration....................          0         0           681
   Transaction costs.....................          0     5,917           250
                                                   0         0           944
                                          ----------   -------       -------
     Totals.............................. 36,569,014   795,461       $34,161
                                          ==========   =======       =======

   Certain items affecting the purchase price allocation are preliminary. The actual allocation of such consideration may differ after valuations and other procedures are performed. eGain does not expect that the final allocation of the purchase price will differ materially from the preliminary allocations.

   The total amount allocated to goodwill and other intangible assets is being amortized on a straight-line basis over a period of three years from the date of acquisition. Below is a table of the estimated acquisition cost, purchase price allocation and annual amortization of the intangible assets acquired (in thousands):

                                                                    Annual
                                                   Amortization  Amortization
                                                       Life     of Intangibles
                                                   ------------ --------------
   Purchase price.................................   $34,161
                                                     =======
   Purchase Price Allocation:
     Net tangible assets (liabilities) of Big
      Science at March 7, 2000....................   $  (362)
   Intangible Assets Acquired:
     Goodwill and other intangible assets.........    34,523       $11,508
                                                     -------
                                                     $34,161
                                                     =======

   For the three months ended March 31, 2000, a total of $788,205 was amortized as goodwill and other intangible assets.

   Unaudited proforma combined results of operations for the nine months ended March 31, 2000 and 1999 have been prepared as if the acquisition occurred at the beginning of each period.

                                                            Nine Months Ended
                                                                March 31,
                                                              (in thousands
                                                            except per share
                                                                amounts)
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Total revenue........................................... $  7,147  $    611
                                                            ========  ========
   Net loss................................................ $(53,389) $(20,893)
                                                            ========  ========
   Basic and diluted net loss per share.................... $  (2.37) $  (2.96)
                                                            ========  ========

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

 Overview

   eGain is a leading provider of intelligent customer communications solutions for companies engaged in ecommerce. eGain's products and services help businesses deliver a superior customer experience and establish more profitable, lasting customer relationships. eGain offers licensed and hosted applications for email management, interactive Web and voice collaboration, intelligent self-help agents, and proactive online marketing. eGain's software solutions are built using a Web-native architecture, thereby providing scalability, global access, diverse integration, and rapid deployment. Over 60% of eGain's current customers access its applications through the eGain Hosted Network. eGain's customers include both dedicated Internet companies, such as AOL, CNBC.com and Monster.com, and traditional companies engaged in ecommerce, such as Mazda USA, 3Com and Home Depot.

   eGain was incorporated in September 1997. From inception to September 1998, eGain's operating activities related primarily to planning and developing eGain's proprietary technological solutions, recruiting personnel, raising capital and purchasing operating assets. In September 1998, eGain commenced commercial shipment of eGain Mail, and established the eGain Hosted Network.

   On April 30, 1999, eGain acquired Sitebridge Corporation and added its real-time Web collaboration product to eGain's platform. The product, eGain Live, is an application that allows ecommerce companies to interact in real-time with visitors to their Web sites.

   In November 1999, eGain announced the eGain Commerce 2000 platform, which integrates its suite of customer communications solutions. The eGain Commerce 2000 platform enables companies to integrate their customer communications solutions around common databases and processes and across all points of customer contact. eGain intends to release three products for general sale and distribution in calendar 2000, eGain Campaign, eGain Inform and eGain Voice, which will further build on the eGain Commerce 2000 platform.

   On March 7, 2000, eGain acquired Big Science Company and added its Web-native self-service product to eGain's platform. The product, eGain Assistant, enables personalized customer assistance on Web sites through virtual service agents. Customers interact in natural language dialogue with a life-like character, which answers questions and leads customers through problem resolution and sales situations.

   On March 16, 2000 eGain announced a definitive agreement under which it will acquire Inference Corporation in exchange for eGain common stock. The acquisition brings together eGain's strength in Web- native, multi-channel customer communications with Inference's powerful customer profiling and contact center support capabilities. It will also significantly expand eGain's European business, and add critical new product and technology components to the eGain Commerce 2000 platform. The merger will be accounted for as a purchase transaction.

   eGain expects to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, an important part of eGain's strategy is to expand its operations and employee base and build sales, marketing, customer support, technical and operational resources. eGain also intends to expand its strategic distribution, hosting and solution relationships to add capabilities to its current product offerings and to help market products to new customers. eGain has incurred significant losses since its inception, and as of March 31, 2000, had an accumulated deficit of approximately $56.5 million. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur substantial operating losses for the foreseeable future. In view of the rapidly evolving nature of eGain's business and limited operating history, eGain believes that period-to-period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

 Goodwill And Other Non-cash Charges

   We recorded goodwill and other purchased intangible assets of approximately $21.4 million associated with our acquisition of Sitebridge and $34.5 million associated with the acquisition of Big Science. Goodwill and other purchased intangible assets are being amortized on a straight-line basis over the estimated useful lives of three years. We currently expect to record amortization of goodwill and other intangible assets of approximately $11.2 million in fiscal 2000, $44.0 million in fiscal 2001 and $42.8 million in fiscal 2002.

   In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation totaling approximately $234,000 in fiscal 1998, $10.6 million in fiscal 1999, $2.9 million in the three months ended March 31, 2000 and $8.3 million in the nine months ended March 31, 2000. Deferred compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock on the date these options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation for options granted to consultants is periodically remeasured as the underlying options vest. These amounts were initially recorded through stockholders' equity and are being amortized by charges to operations. eGain recorded amortization of deferred stock compensation of approximately $58,000 in fiscal 1998, $1.8 million in fiscal 1999, $2.9 million in the quarter ended March 31, 2000, and $8.9 million in the nine months ended March 31, 2000. We expect to record amortization expense relating to deferred stock compensation approximately as follows: $11.3 million in fiscal 2000, $5.7 million in fiscal 2001, $2.9 million in fiscal 2002 and $1.0 million in fiscal 2003. The amortization expense relates to options awarded to employees and consultants in all operating expense categories.

RESULTS OF OPERATIONS

 Net Revenue

   Net revenue was $3.3 million, for the quarter ended March 31, 2000, an increase of $3.1 million over the comparable quarter of 1999. Net revenue was $7.1 million, for the nine months ended March 31, 2000, an increase of $6.7 million over the nine months ended March 31, 1999. This increase was primarily due to the increase in our customer base. Factors that contributed to the increase include: expanded direct sales and marketing efforts both domestically and internationally, expanded channel partnerships, and the introductions of new products. For the quarter ended March 31, 2000, we added 86 new customers including GTE, Televisa, Quick & Reilly, MP3 and Electronic Arts. For the three and nine months ended March 31, 2000, no single customer contributed more than 10% of net revenue. Although revenues have increased in prior periods, we cannot be certain that they will grow in future periods or that they will grow at similar rates as in the past.

   Revenue from application hosting was $988,000, or 30% of revenue, for the quarter ended March 31, 2000, an increase of $970,000 over the comparable quarter of 1999. Revenue for the nine months ended March 31, 2000 was $1.93 million, an increase of $1.91 million over the nine months ended March 31, 1999. The increase was primarily attributable to the increase in the number of hosted customers. Contributing to this growth was the launch of the eGain ASP Network and the expansion of the eGain Hosted Network domestically, and across Europe, Asia and Latin America. As of March 31, 2000, over 60% of our customers were using our hosted solution.

   Revenue from software license fees was $1.3 million, or 38% of revenue, for the quarter ended March 31, 2000, an increase of $1.1 million over the comparable quarter of 1999. Revenue for the nine months ended March 31, 2000 was $2.5 million, an increase $2.2 million over the nine months ended March 31, 1999. The increase in the three months ended March 31, 2000 versus the same period in 1999 was primarily attributable to the increase in sales of software licenses.

   Revenue from consulting and support services was $1.05 million, or 32% of revenues, for the quarter ended March 31, 2000, an increase of $1.01 million over the comparable quarter of 1999. Revenue for the nine months ended March 31, 2000 was $2.7 million, an increase of $2.6 million over the nine months ended March 31, 1999. Consulting and support revenue increased primarily due to the increase in the customer base and their need for our professional services.

 Cost of Revenue

   Cost of revenue was $4.1 million for the quarter ended March 31, 2000, an increase of $3.7 million over the comparable quarter of 1999. Cost of revenue for the nine months ended March 31, 2000 was $9.4 million, an increase of $8.5 million over the nine months ended March 31, 1999. The increase is primarily attributable to a significant increase in headcount and expansion of the eGain Hosted Network. Cost of revenue includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of third-party products and lease costs paid to remote co-location centers. Costs associated with the eGain Hosted Network support the following services: performance monitoring, database backup/restore and disaster recovery solutions, 24x7 network and operations support, high reliability and scalability, metrics and business process re-engineering. We expect cost of revenues to increase in absolute dollars in future periods as we continue to expand our business operations.

 Research and Development Expenses

   Research and development expenses were $3.0 million for the quarter ended March 31, 2000, an increase of $2.4 million over the comparable quarter of 1999. Research and development expenses for the nine months ended March 31, 2000 were $7.1 million, an increase of $5.9 million or over the nine months ended March 31, 1999. The increase was primarily attributable to a significant increase in headcount and related personnel costs. We expect research and development expenses to increase in absolute dollars in future periods.

 Sales and Marketing Expenses

   Sales and marketing expenses were $7.0 million for the quarter ended March 31, 2000, an increase of $5.9 million over the comparable quarter of 1999. Sales and marketing expenses for the nine months ending March 31, 2000 were $16.0 million, an increase of $13.5 million over the nine months ended March 31, 1999. The increase was due primarily to an increase in headcount and related personnel costs, increased spending on marketing programs, European sales and marketing operations and the launch of operations in Australia. We expect to continue hiring sales and marketing personnel and expect to increase marketing program spending. Therefore, we expect sales and marketing expenses to increase in absolute dollars in future periods.

 General and Administrative Expenses

   General and administrative expenses were $1.8 million for the quarter ended March 31, 2000, an increase of $1.5 million, over the comparable quarter of 1999. General and administrative expenses for the nine months ending March 31, 2000 were $4.8 million, an increase of $4.1 million over the nine months ended March 31, 1999. The increase was due primarily to an increase in headcount and the related personnel costs and fees for outside professional services. We expect general and administrative expenses to increase in absolute dollars in future periods as a result of our growth.

 Amortization Of Goodwill

   For the quarter ended March 31, 2000, we amortized goodwill totaling $2.6 million. No goodwill was amortized during the comparable quarter ended March 31, 1999. For the nine months ended March 31, 2000, we amortized goodwill totaling $6.3 million. No goodwill was amortized during the nine months ended March 31, 1999. Goodwill represents the excess of the purchase price over the estimated fair market value of tangible and intangible net assets acquired in a business combination. As of March 31, 2000, goodwill and other purchased intangible assets related to our April 1999 acquisition of Sitebridge Corporation totaled $21.4 million and goodwill and other purchased intangible assets related to our March 2000 acquisition of Big Science Company totaled $34.5 million.

 Amortization of Deferred Stock Compensation

   During the quarter ended March 31, 2000, amortization of stock-based compensation increased to $2.9 million from $387,000 over the quarter ended March 31, 1999. Amortization of stock-based compensation for the nine months ending March 31, 2000 was $8.9 million, an increase of $8.2 million over the nine months ended March 31, 1999. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18. Deferred compensation is being amortized on a graded vesting method over the vesting period of the individual options.

 Non-Operating Income (Expense), Net

   For the quarter ended December 31, 1999, non-operating income was $461,000. For the comparable quarter in 1998, non-operating loss was $18,000. For the nine months ending March 31, 2000, non-operating income was $1.09 million, an increase of $1.08 million over the nine months ended March 31, 1999. Non-operating income includes realized gains on cash and short-term investments and interest income partially offset by expense on financing obligations, use-tax expense, and a provision for sales tax expense. The increase was primarily attributable to interest earned on our cash balances on hand as a result of our public offering in September 1999.

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

   At March 31, 2000, we had cash and cash equivalents of $25.5 million. We regularly invest excess funds in short-term money market funds, commercial paper, and short-term notes. At March 31, 2000, we had short-term investments held as available for sale of $14.9 million.

   Net cash used in operating activities for the nine months ended March 31, 2000 and 1999 was $22.3 million and $4.6 million, respectively. Cash used in operating activities in each period was primarily the result of net losses, an increase in accounts receivable and other current and non-current assets, partially offset by the increase in accounts payable, accrued compensation, other current and non-current liabilities deferred revenues, and increases in non-cash charges.

   Net cash used in investing activities for the nine months ended March 31, 2000 was $21.8 million, and was approximately $810,000 in the nine months ended March 31, 1999. Cash used in investing activities in the nine months ended March 31, 2000 was due to the purchase of short-term available-for-sale investments, the purchase of fixed assets and leasehold improvements and the expenses incurred in connection with the purchase of Big Science Company in March 2000.

   Net cash provided by financing activities for the nine months ended March 31, 2000 and 1999 was $68.3 million and $6.4 million, respectively. Cash provided by financing activities in the nine months ended March 31, 2000 was due to proceeds from loans off-set by loan payments, the issuance of preferred stock and common stock, including net proceeds of $63.0 million from the initial public offering. Cash provided by financing activities in the nine months ended March 31, 2000 was primarily due to proceeds from a bank line of credit and the issuance of common stock.

   We expect to devote substantial capital resources to expand the eGain Hosted Network, to hire and expand the research and development organization, to hire and expand the sales, marketing and general and administrative organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although we believe that current cash balances will be sufficient to fund operations for the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms, if at all. In March we entered into an agreement to acquire Inference Corporation in exchange for approximately $73 million in eGain common stock. The acquisition is expected to close by the end of June 2000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

                       Risks Related to eGain's Business

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

   eGain incurred net losses of approximately $11.3 million for the fiscal year ended June 30, 1999, and approximately $44.2 million for the nine months ended March 31, 2000. As of March 31, 2000, eGain had an accumulated deficit of approximately $56.5 million. eGain expects to continue to incur net losses for the foreseeable future. If eGain continues to incur net losses, it may not be able to increase its number of employees or its investment in capital equipment, sales, marketing, customer support and research and development programs in accordance with its present plans. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock will likely decline. If eGain does achieve profitability, it may not sustain or increase profitability in the future.

eGain's operating expenses may increase as eGain builds its business, and this increase may harm its operating results and financial condition

   eGain has spent heavily on technology and infrastructure development. eGain expects to continue to spend substantial financial and other resources on developing and introducing product and service offerings, and expanding its sales, marketing and customer support organizations and operating infrastructure. eGain expects that its operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenue. If eGain's revenue does not correspondingly increase, its business and operating results could suffer.

eGain's quarterly operating results are subject to fluctuations caused by many factors, which could cause eGain to not meet quarterly financial expectations, which could cause eGain's common stock price to decline

   eGain was incorporated in September 1997 and shipped its first product in September 1998. Because of this limited operating history and other factors, eGain's quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the ecommerce customer communications market and other factors, eGain's quarterly revenue and operating results may fluctuate from quarter to quarter. It is likely that eGain's operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of eGain common stock is likely to decline.

   A number of factors are likely to cause fluctuations in eGain's operating results, including, but not limited to, the following:

  . the growth rate of ecommerce;

  . demand for ecommerce customer communications applications;

  . eGain's ability to attract and retain customers and maintain customer satisfaction;

  . eGain's ability to upgrade, develop and maintain its systems and infrastructure;

  . the amount and timing of operating costs and capital expenditures relating to expansion of eGain's business and infrastructure;

  . technical difficulties or system outages;

  . eGain's ability to attract and retain qualified personnel with software and Internet industry expertise, particularly sales and marketing personnel;

  . the announcement or introduction of new or enhanced products and services by eGain's competitors;

  . changes in eGain's pricing policies and those of its competitors;

  . litigation relating to proprietary rights;

  . seasonal trends in technology purchases;

  . timing of large contracts;

  . assuming completion of the merger with Inference, integration of products between Inference and eGain as planned;

  . changes in market conditions may limit eGain's ability to raise capital;

  . general business conditions in the industry;

  . failure to increase eGain's international sales; and

  . governmental regulation regarding the Internet and ecommerce in particular.

   eGain bases its expense levels in part on its expectations regarding future revenue levels. If eGain's revenue for a particular quarter is lower than it expects, it may be unable to proportionately reduce its operating expenses for that quarter. For example, eGain's hosting agreements are typically for a period of one year and automatically renew unless terminated by either party with 60 days' prior notice. In addition, some of eGain's hosting agreements give the customer the right to terminate the contract at any time. Period-to-period comparisons of eGain's operating results are not a good indication of its future performance.

eGain's business is premised on a novel business model that is largely untested

   eGain's business is premised on novel business assumptions that are largely untested. Customer communications historically have been conducted primarily in person or over the telephone. eGain's business model assumes that companies engaged in ecommerce will continue to elect to communicate with customers mainly through the Internet rather than by telephone. eGain's business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer communications applications hosted by eGain. If any of these assumptions is incorrect, eGain's business will be seriously harmed.

eGain's revenues are currently dependent on sales of the eGain Mail product

   To date, eGain has derived substantially all of its revenue from sales of the eGain Mail product and related services. eGain has recently expanded its product offerings. eGain expects to continue to derive a majority of its revenue from sales of the eGain Mail product for at least the next fiscal quarter. Implementation of eGain's strategy depends upon the eGain Mail platform being able to solve the customer communications needs of businesses engaging in ecommerce. If eGain's existing or future customers are not satisfied with the eGain Mail platform, eGain's business and operating results will be seriously harmed.

In addition to the pending Inference acquisition, eGain may engage in future acquisitions or investments that could dilute eGain's existing stockholders, cause eGain to incur significant expenses or harm its business

   eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses, or their technologies or products may be expensive and time-consuming. For example, eGain entered into an agreement to acquire Big Science Company in February 2000, which transaction closed in March 2000, and has entered into an agreement to acquire Inference, which transaction is expected to close in June 2000. There can be no assurance that eGain can effectively integrate Big Science's product, now called eGain Assistant, successfully with the eGain platform. Similarly, there can be no assurance that eGain will complete the acquisition of Inference, or if such acquisition is completed, that the integration of Inference's technologies and products will be successful. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available at all, or on terms that are favorable to eGain and, in the case of equity financings, may result in dilution to eGain's stockholders. eGain may not be able to operate any acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate any newly acquired entities or technologies effectively, eGain's operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain's operating results.

eGain could incur additional non-cash charges associated with stock-based compensation arrangements

   eGain's operating results may be impacted if it incurs significant non-cash charges associated with stock-based compensation arrangements with employees and non-employees. eGain has issued options to non-employees which are subject to various vesting schedules of up to 48 months. For deferred compensation purposes, non-employee options are required to be remeasured at each vesting date, which may require eGain to record additional non-cash accounting expenses. These expenses may result in eGain incurring net losses or increased net losses for a given period, and this could seriously harm eGain's operating results and common stock price.

If eGain fails to expand its sales, marketing and customer support activities, it may be unable to expand its business

   If eGain does not successfully expand its sales, marketing and customer support activities, eGain may not be able to expand its business, and eGain's common stock price could decline. The complexity of eGain's ecommerce customer communications platform and related products and services requires it to have highly trained sales, marketing and customer support personnel, to educate prospective customers regarding the use and benefits of eGain's services, and provide effective customer support. With eGain's relatively brief operating history and its plans for expansion, eGain has considerable need to recruit, train, and retain qualified staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and to enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain's revenue. Because the majority of eGain's current sales, marketing and customer support personnel have recently joined eGain and have limited experience working together, and because the new Inference employees in these areas will also be new to eGain, the combined company's sales, marketing and customer support organization may not be able to compete successfully against bigger and more experienced organizations of its competitors.

eGain must recruit and retain its key employees to expand its business

   eGain's success will depend on the skills, experience and performance of eGain's senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for only a short period of time. Recently, eGain has hired a number of senior executives. The loss of the services of any of eGain's senior management or other key personnel, including eGain's Chief Executive Officer and co-founder, Ashutosh Roy, and eGain's President and co-founder, Gunjan Sinha, could harm its business. Similarly, assuming the acquisition of Inference is completed, the loss of the senior management of Inference could be harmful to the business of the combined company. eGain does not have employment agreements with, or life insurance policies on, most of its key employees. Most of these employees may terminate their employment with eGain at any time. eGain's success also will depend on its ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and eGain has had difficulty hiring employees in its desired timeframes. In particular, eGain may be unable to hire a sufficient number of qualified software engineers and information technology professionals. If eGain fails to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, eGain's business and its ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. eGain could incur substantial costs in defending itself against any of these claims, regardless of the merits of such claims.

eGain's failure to expand third-party distribution channels would impede its revenue growth

   To increase eGain's revenue, it must increase the number of its marketing and distribution partners, including software and hardware vendors and resellers. eGain's existing or future marketing and distribution partners may choose to devote greater resources to marketing and supporting the products of competitors, which could also harm eGain.

   Similarly, to increase eGain's revenue and implementation capabilities, eGain must develop and expand relationships with systems integrators. eGain relies on systems integrators to recommend eGain's products to their customers and to install and support eGain's products for their customers. Systems integrators may develop, market or recommend software applications that compete with eGain's products. Moreover, if these firms fail to implement eGain's products successfully for their customers, eGain may not have the resources to implement its products on the schedule required by its customers.

Unknown software defects could disrupt eGain's products and services, which could harm eGain's business and reputation

   eGain's product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. eGain may not discover software defects that affect its new or current services or enhancements until after they are deployed. It is possible that, despite testing by eGain, defects may occur in the software. These defects could result in damage to eGain's reputation, lost sales, product liability claims, delays in or loss of market acceptance of eGain's products, product returns and unexpected expenses and diversion of resources to remedy errors.

eGain may face liability associated with its management of sensitive customer information

   eGain's applications manage sensitive customer information, and eGain may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm eGain's reputation and its business and operating results.

If eGain's system security is breached, eGain's business and reputation could suffer

   A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach eGain's security or that of eGain's customers. eGain may be liable to its customers for any breach in its security and any breach could harm its business and reputation. Although eGain has implemented network security measures, eGain's servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. eGain may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

Due to the lengthy sales cycles of some of eGain's products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

   eGain's sales cycle for its ecommerce customer communications applications can be as long as three months or more, and varies substantially from customer to customer. While eGain's potential customers are evaluating eGain's products and before they place an order with it, eGain may incur substantial sales and marketing expenses and spend significant management effort. Consequently, if revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, eGain may incur significant expenses that are not offset by corresponding revenue.

If eGain does not successfully address the risks inherent in the expansion of its international operations, its business could suffer

   eGain intends to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, eGain has established subsidiaries in the United Kingdom and Australia. If eGain's revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, eGain's business and operating results will suffer. eGain has limited experience in international operations and may not be able to compete effectively in international markets. eGain faces various risks inherent in conducting business internationally, such as the following:

  .unexpected changes in international regulatory requirements;

  . difficulties and costs of staffing and managing international operations;

  . differing technology standards;

  . difficulties in collecting accounts receivable and longer collection periods;

  . political and economic instability;

  . fluctuations in currency exchange rates;

  . imposition of currency exchange controls;

  . potentially adverse tax consequences;

  . reduced protection for intellectual property rights in foreign countries;

  . general business conditions; and

  . ability to integrate Inference's international operations.

eGain's recent growth has placed a strain on its resources and if eGain fails to manage its future growth, its business could suffer

   eGain recently began to expand its operations rapidly and intends to continue this expansion. The completed acquisition of Big Science and the pending acquisition of Inference are two examples of this expansion. This rapid expansion has placed, and is expected to continue to place, a significant strain on eGain's managerial, operational and financial resources. To manage any further growth, eGain will need to improve or replace its existing operational, customer support and financial systems, procedures and controls. Any failure by eGain to properly manage these system and procedural transitions could impair its ability to attract and service customers, and could cause it to incur higher operating costs and delays in the execution of its business plan. eGain will also need to continue the expansion of its operations and employee base. eGain's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, eGain's management may not be able to successfully identify, manage and exploit existing and potential market opportunities.

eGain may not be able to upgrade its systems and the eGain Hosted Network to accommodate growth in ecommerce

   eGain faces risks related to the ability of the eGain Hosted Network to operate with higher activity levels while maintaining expected performance. As the volume and complexity of ecommerce customer communications increases, eGain will need to expand its systems and hosted network infrastructure. The expansion and adaptation of eGain's network infrastructure will require substantial financial, operational and management resources. Due to the limited deployment of eGain's products and services to date, eGain's ability to connect and manage a substantially larger number of customers is unknown.

   Customer demand for eGain's products and services could be greatly reduced if eGain fails to maintain high capacity data transmission. In addition, as eGain upgrades its network, and as it integrates the systems and network of Inference, eGain is likely to encounter equipment or software incompatibility. eGain may not be able to expand or adapt the eGain Hosted Network to meet additional demand or eGain's customers' changing requirements in a timely manner or at all.

Unplanned system interruptions and capacity constraints could reduce eGain's ability to provide hosting services and could harm its business and reputation

   eGain's customers have in the past experienced some interruptions with the eGain Hosted Network. eGain believes that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. eGain expects a substantial portion of its revenue to be derived from customers who use the eGain Hosted Network. As a result, eGain's business will suffer if it experiences frequent or long system interruptions that result in the unavailability or reduced performance of the eGain Hosted Network or reduce eGain's ability to provide remote management services. eGain expects to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, eGain's business and reputation could be seriously harmed.

   eGain's success largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Substantially all of eGain's computer and communications systems are located in Sunnyvale, California. eGain's systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

   eGain has entered into service agreements with some of its customers that require minimum performance standards, including standards regarding the availability and response time of eGain's remote management services. If eGain fails to meet these standards, eGain's customers could terminate their relationships with eGain, and eGain could be subject to contractual monetary penalties. Any unplanned interruption of services may harm eGain's ability to attract and retain customers.

eGain relies on relationships with, and the system integrity of, hosting partners for the eGain Hosted Network

   The eGain Hosted Network consists of virtual data centers co-located in the physical data centers of eGain's hosting partners. Accordingly, eGain relies on the speed and reliability of the systems and networks of these hosting partners. If eGain's hosting partners experience system interruptions or delays, or if eGain does not maintain or develop relationships with reliable hosting partners, eGain's business could suffer.

Problems arising from use of eGain's products with other vendors' products could cause eGain to incur significant costs, divert attention from eGain's product development efforts and cause customer relations problems

   eGain's customers generally use eGain products together with products from other companies, such as Inference. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. Even when these problems are not caused by eGain's products, they may cause it to incur significant warranty and repair costs, divert the attention of eGain's engineering personnel from product development efforts and cause significant customer relations problems.

eGain may be unable to protect its intellectual property and proprietary rights

   eGain regards its copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with eGain employees, customers and partners to protect its proprietary rights. eGain's trademarks include eGain, eGain Mail, eGain Live, eGain Campaign, eGain Inform, eGain Voice, eGain Commerce 2000, eGain Assistant, eGain Hosted Network and eGain Commerce Bridge. Despite eGain's efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use eGain's products or technology. These precautions may not prevent misappropriation or infringement of eGain's intellectual property.

   In addition, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. eGain has one patent application pending in the United States, and may seek additional patents in the future. eGain does not know if its patent application or any future patent application will result in a patent being issued with the scope of the claims eGain seeks, if at all, or whether any patents eGain may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect eGain's proprietary rights as fully as in the United States. Furthermore, eGain's competitors may independently develop technology similar to eGain's technology.

eGain may face intellectual property infringement claims that could be costly to defend

   Third parties may infringe or misappropriate eGain's copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against eGain. Although eGain has not received notice of any alleged infringement, eGain's products may infringe issued patents that may relate to its products. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to eGain's software products. eGain may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running eGain's business. This litigation could also require eGain to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. eGain's failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business.

eGain may need to license third-party technologies and may be unable to do so

   To the extent eGain needs to license third-party technologies, it may be unable to do so on commercially reasonable terms or at all. In addition, eGain may fail to successfully integrate any licensed technology into its services. Third-party licenses may expose eGain to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of eGain's own proprietary technology, and eGain's inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. eGain's inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm eGain's business and operating results.

eGain's stock price may be volatile

   The price at which eGain common stock will trade has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

  . actual or anticipated fluctuations in eGain's operating results;

  . changes in or failure to meet securities analysts' expectations;

  . announcements of technological innovations;

  . introduction of new services by eGain or its competitors;

  . developments with respect to intellectual property rights;

  . conditions and trends in the Internet and other technology industries;
    and

  . general market conditions.

eGain may become involved in securities class action litigation which could divert management's attention and harm its business

   The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of eGain common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. eGain may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm eGain business and operating results.

eGain may need additional capital, and raising additional capital may dilute existing stockholders

   eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next 12 months. However, eGain may choose to, or be required to, raise additional funds due to unforeseen circumstances. If eGain's capital requirements vary materially from those currently planned, it may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders.

                       Risks Related to eGain's Industry

eGain must compete successfully in the ecommerce customer communications market
   The ecommerce customer communications market is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer communications software applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer communications, including AskJeeves, Inc., Brightware, Inc., Kana Communications, Inc., which recently acquired Silknet Software, Inc., LivePerson, Inc., Primus Knowledge Solutions, Inc., Quintus Corp. (which recently agreed to acquire Mustang Software, Inc.), Servicesoft, and WebLine Communications Corp. (which was recently acquired by Cisco Systems, Inc.). In addition, some of eGain's competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc., (recently acquired by Nortel Networks Corp.), and PeopleSoft, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation and similar companies may seek to leverage their existing relationships and capabilities to offer ecommerce customer communications applications.

   eGain believes competition will increase as its current competitors increase the sophistication of their offerings and as new participants enter the market. Many of eGain's current and potential competitors have:

  . longer operating histories;

  . larger customer bases;

  . greater brand recognition;

  . more diversified lines of products and services; and

  . significantly greater financial, marketing and other resources.

   These competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

  . undertake more extensive marketing campaigns;

  . adopt more aggressive pricing policies; and

  . make more attractive offers to businesses to induce them to use their products or services.

   Further, any delays in the general market acceptance of ecommerce customer communications applications and eGain's hosted delivery model would likely harm its competitive position. Any delay would allow eGain's competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop ecommerce customer communications applications and solicit prospective customers within eGain's target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

eGain depends on broad market acceptance of Web-based ecommerce customer communications applications

   eGain depends on the widespread acceptance and use of Web-based customer communications applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet. eGain cannot estimate the size or growth rate of the potential market for its product and service offerings, and does not know whether its products and services will achieve broad market acceptance. The market for Web-based ecommerce customer communications is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for ecommerce customer communications applications fails to grow or grows more slowly than eGain currently anticipates, its business will be seriously harmed.

eGain may be unable to develop or enhance products or services that address the changing needs of the ecommerce customer communications market

   To be competitive in the ecommerce customer communications market, eGain must continually improve the performance, features and reliability of eGain products and services, including eGain existing ecommerce customer communications applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. For example, eGain has announced that it intends to introduce three new products, eGain Campaign, eGain Inform and eGain Voice, during calendar 2000. If eGain cannot bring these products to market in a timely and effective way, its business and operating results will suffer. More generally, if eGain cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, eGain's business and operating results will suffer.

eGain will only be able to execute its business plan if Internet usage continues to grow

   eGain's business will be seriously harmed if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet depends on various factors, most of which are outside eGain's control. These factors include the following:

  . the Internet infrastructure may be unable to support the demands placed on it;

  . the performance and reliability of the Internet may decline as usage grows;

  . security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

  . privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent.

Because eGain provides its customer communications applications to companies conducting business over the Internet, eGain's business could suffer if efficient transmission of data over the Internet is interrupted

   The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because eGain provides Internet-based ecommerce customer communications applications, interruptions or delays in Internet transmissions will harm eGain customers' ability to receive and respond to email messages. Therefore, eGain's market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for eGain's services or increase eGain's cost of doing business

   Governmental regulation may impair the growth of the Internet or commercial online services. This could decrease the demand for eGain's products and services, increase its cost of doing business or otherwise harm its business and operating results. Although there are currently few laws and regulations directly applicable to the Internet and the use of the Internet as a commercial medium, a number of laws have been proposed involving the Internet. These proposed laws include laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

eGain may be liable for activities of its customers or others using the eGain Hosted Network

   As a provider of ecommerce customer communications applications, eGain faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of eGain customers or others using the eGain Hosted Network. This liability could result from the nature and content of the communications transmitted by eGain customers through the eGain Hosted Network. eGain does not and cannot screen all of the communications generated by its customers, and eGain could be exposed to liability with respect to this content. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not currently party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 Changes in Securities

   During the quarter ended March 31, 2000 we granted options to purchase 927,300 shares of common stock to employees and consultants under our 1998 Stock Plan.

   During the quarter ended March 31, 2000, employees and consultants of the Company exercised options for 129,865 shares of common stock. Also during the period, the company repurchased 23,646 shares of common stock from employees.

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

   The proceeds from the sale of the securities referenced above are used for working capital and other general corporate purposes, including product and services development and expansion of our hosted network.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   Exhibit 27 Financial Data Schedule

   (b) Reports on Form 8-K

   A report on Form 8-K was filed on March 22, 2000 by eGain reporting an event under Item 2, the closing of the acquisition of Big Science Company. This report was subsequently amended by a filing on Form 8-K/A on May 5, 2000 and reported under Item 7, the financial statements required by Paragraph (a) of
Item 7 on Form 8-K, which financial statements were incorporated by reference from eGain's Form S-4 (File No. 333-34848) on April 14, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant:

                                          eGain Communications Corporation

Date: February 11, 2000                             /s/ Harpreet Grewal
                                          By___________________________________
                                                      Harpreet Grewal
                                                  Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)