Form 10-K405
period 2000-06-30
EGAIN COMMUNICATIONS CORP
filed 2000-09-28
CIK 1066194

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Fiscal Year Ended June 30, 2000
                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number: 0-30260

                       eGain Communications Corporation
            (Exact name of registrant as specified in its charter)

                      Delaware                                        77-0466366
            (State or other jurisdiction                           (I.R.S. Employer
         of incorporation or organization)                        Identification No.)

  455 W. Maude Avenue, Sunnyvale, California 94086                  (408) 212-3400
      (Address of principal executive offices)              (Registrant's telephone number,
                                                                 including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:


                   Common Stock, par value $0.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on September 25, 2000), was approximately $192,143. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

   As of September 25, 2000, there were 35,702,900 shares of Common Stock, $0.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2000 Annual Meeting of Stockholders to be held on November 20, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                        eGAIN COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                   FORM 10-K

 Item
 No.                                                                       Page
 ----                                                                      ----
                                    PART I

  1.  Business..........................................................     1

  2.  Properties........................................................    12

  3.  Legal Proceedings.................................................    12

  4.  Submission of Matters to a Vote of Security Holders...............    12

                                    PART II

  5.  Market for the Registrant's Common Stock and Related Stockholder
      Matters...........................................................    13

  6.  Selected Consolidated Financial Data..............................    14

  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    15

  7A. Quantitative and Qualitative Disclosures About Market Risk........    32

  8.  Financial Statements and Supplementary Data.......................    32

  9.  Changes In and Disagreements With Accountants on Accounting and
      Financial Disclosure..............................................    55

                                   PART III

 10.  Directors and Executive Officers of eGain.........................    55

 11.  Executive Compensation............................................    57

 12.  Security Ownership of Certain Beneficial Owners and Management....    57

 13.  Certain Relationships and Related Transactions....................    57

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    58

                               ----------------

                                    PART I

ITEM 1. BUSINESS

   This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of our global market penetration and distribution capabilities, the integration of our software products with databases, the development of our strategic relationships, the factors influencing competition in our market, our limited operating history, expected net losses, the adequacy of capital resources, the continued need for online customer communications, the continued acceptance of the hosted applications model, competitive threats and the overall volatility of Internet-related technology companies. These statements related to our future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in these statements. Factors that could contribute to such differences include those discussed in "Factors that May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

   eGain provides a multi-channel, online customer communications platform designed to help companies meet the growing demands of Internet-based communications. eGain markets software products that enable online customers to communicate through each of the three main channels for online customer communications--email, real-time and self service. These applications operate on a platform that provides for shared work flow, routing, archiving, reporting and knowledge management capabilities across these different channels. In addition, eGain's platform integrates with leading call center systems, as well as other customer communications, database and ecommerce software applications, to provide comprehensive information about each customer while permitting companies to leverage existing investments in installed systems.

   eGain's customer communications platform offers hosted and licensed software applications for email management, interactive real-time Web and voice collaboration, intelligent self-help agents and support services, and proactive online marketing. This comprehensive set of applications helps address the needs of customers across the full customer lifecycle. Self-help agents can guide customers through their online experience.

   Since eGain's applications are built upon a common knowledge base, information such as a customer's account history and prior interactions can be accessed and shared across the different products. The result is a more personal experience where customers can be directed to their interests and their questions can be addressed. eGain can help businesses improve their customers' satisfaction and retain lasting relationships.

   eGain's software solutions are built using a 100% Web-native architecture, thereby providing scalability, global access, diverse integration capabilities, and rapid deployment. eGain offers a complete line of consulting, support and training services from offices located in 18 countries throughout the world. Our customers include traditional companies engaged in ecommerce, including 3Com, DaimlerChrysler, Fidelity Investments and Home Depot, and dedicated Internet companies, such as AOL, CNBC.com, MP3.com and Monster.com.

Recent Developments

   On June 29, 2000, eGain completed its acquisition of Inference Corporation. Under the terms of the agreement, eGain acquired all of the outstanding common stock of Inference in exchange for eGain common stock. Inference shareholders received approximately 5.9 million shares of eGain common stock. In addition, options to purchase shares of Inference were converted into options to purchase approximately 1.6 million shares of eGain common stock. The transaction has been accounted for under the purchase method of accounting. With the addition of Inference, eGain acquired approximately 250 new customers increased the number of quota carrying sales people, and extended its international presence. Inference's products enhance eGain's existing offerings by providing robust knowledge management tools, best of breed self-service capability and unique personalization tools.

   On August 8, 2000, eGain announced that it had entered into definitive agreements with new and existing investors for the private placement of $88.5 million of convertible preferred stock and warrants. The convertible preferred stock liquidation value accretes at 6.75% per annum. Investors also received warrants to purchase approximately 3.8 million shares of common stock at $9.25 per share. eGain intends to use the net proceeds from this private placement for general corporate purposes.

Industry Background

   The Internet has evolved from primarily an information source to a new, strategic platform for commerce. This growth has fueled competitive pressures in online markets. Businesses engaged in ecommerce are finding that providing a quality customer experience has become a key competitive differentiator. The ability to communicate effectively with customers has become even more essential to achieving business success.

   In a traditional commercial setting, companies typically addressed customer service needs by establishing telephone call centers, enabling customers to speak with company representatives by phone. With the arrival and rapid growth of ecommerce, companies are increasingly eager to supplement these "phone-centric" call centers so that existing facilities and customer service organizations can handle Web-based customer communications as well. This move to "Web-first" customer communications is being driven both by the cost advantage of providing online assistance as compared with telephonic assistance, and by growing customer demand for such assistance.

   Companies that fail to address these customer needs may lose sales to competitors located just a mouse-click away. Companies can convert more Web site visitors into actual customers and develop lasting relationships by improving responsiveness to email, providing real-time customer communication and giving customers self service options that can enhance their online experience. Organizations that recognize the economic value of retaining a lifetime customer will invest in personalized sales, service and support to increase revenues and to improve customer loyalty, customer retention, and increase current and future revenues.

   Despite the migration toward a Web-first model of customer communications, the current state of ecommerce customer communications is inadequate. Traditional client-server software applications in telephone call centers were not designed to address online communications. Although some companies have developed in-house solutions to address online communications, these tools do not adequately meet the increasingly demanding needs of Web-based communications. Expensive and hard to maintain, these systems typically have difficulty scaling to keep pace with the rapid expansion of ecommerce. The failure to provide adequate customer conversation results in frustrated customers, lost sales opportunities and diminished brand reputation.

   Recently numerous software vendors have developed and marketed point solutions, or software packages designed to handle online customer communications through a single channel such as email, real-time or self service. However, these point solutions often do not work well with other programs or integrate easily with a company's existing legacy systems. This lack of integration makes these applications expensive to implement and maintain, especially for companies with significant, existing call center operations.

   For these reasons, eGain believes that providing customers with a full range of online communications options has become a strategic imperative, and that the demand for an integrated multi-channel platform has grown accordingly.

The eGain Solution

   eGain provides a multi-channel, online customer communications platform designed to help companies meet the growing demands of Internet-based communication. eGain markets software products that enable online customers to communicate through each of the three main channels for online customer communications--email, real-time and self service. These applications operate on a platform that provides for shared workflow, routing, archiving, reporting and knowledge management capabilities across these different channels. In addition, eGain's platform integrates with leading call center systems, as well as other customer communications, database and ecommerce software applications, to provide comprehensive information about each customer while permitting companies to leverage existing investments in installed systems.

   eGain's applications and platform are designed with a 100% Web-native architecture that allows companies to leverage the unique characteristics of the Internet. eGain's software products can be deployed either as a hosted applications through the eGain Hosted Network, or as a licensed applications installed on servers at the customer location.

   The benefits of the eGain solution include:

  . Develop and Maintain Customer Relationships. eGain's customer communications platform allows ecommerce companies to enhance the online experience of their customers. Companies can respond rapidly and effectively to large volumes of email, communicate over the Web in real-time with their customers, track the history of individual customer interactions and allow customers to handle their own service needs. By personalizing the customer experience, eGain's products improve customer satisfaction and help build lasting customer relationships.

  . Enhance Productivity and Reduce Costs. eGain's intelligent email routing and suggested response capabilities, tracking and workload reporting features, and self-service tools all reduce demands on customer service organizations and empower online customers to communicate more effectively. In addition, by integrating with existing corporate systems, eGain's platform allows companies to leverage prior investments in information technology, extending the useful lives of such systems and reducing the need for additional expenditures.

  . Convert Web Site Visitors to Buyers. eGain's products can also increase the likelihood that a first-time Web site visitor will become a customer. eGain's real-time and self service applications facilitate online customers communications. Online visitors can choose to interact directly with a customer service representative, via live Web collaboration, or employ self service tools to conduct an inquiry, increasing the likelihood that a Web site visitor will complete a purchase.

  . Flexible Deployment Options. eGain's platform is designed to allow companies to deploy eGain applications either in a hosted environment through the eGain Hosted Network or in-house at their own facility as installed software. Customers using the eGain Hosted Network can take advantage of eGain's systems management expertise, thereby reducing the drain on their own information technology resources while receiving the benefit of secure and reliable access to eGain's applications.

The eGain Strategy

   eGain's objective is to become the leading provider of customer communications solutions for businesses engaged in ecommerce. The key elements of eGain's strategy include:

   Continue to Develop Integrated, Multi-Channel Customer Communications Platform. eGain is one of the few companies that provide software products to enable customer communications across the three primary channels of online customer interaction--email, real-time and self-service. eGain applications operate on eGain Commerce, an integrated, multi-channel platform upon which each application is built. The eGain Commerce platform contains the underlying knowledge base, artificial intelligence, routing and workflow rules--all connected to a centralized database--with which the applications integrate. This platform provides an integrated solution that enables customers to manage all of their online customer communications from different channels, rather than a patchwork of independent point solutions. In addition, eGain's solution integrates with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

   Flexible Delivery Options. eGain believes that offering its solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ the eGain Hosted Network. Customers choosing to employ the eGain Hosted Network can focus on other aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. With over 220 of its more than 600 customers choosing the hosted solution, eGain believes it operates the largest network for hosted customer communications for ecommerce companies.

   Maintain Commitment to 100% Web-Native Product Architecture. With its flagship product, eGain Mail, eGain was the first company to introduce a 100% Web-native solution to address the need for online customer communications management. Since inception eGain has designed its products with the specific characteristics of the Web in mind and remains committed to building all products on a 100% Web-native architecture. Web-native architecture differs from the traditional client-server software applications, or even those with Web interfaces, in that applications built on Web-native architecture allow users to access the software, and use its full functionality, from anywhere in the world through an Internet browser. eGain believes Web-native architecture provides improved scalability, easier integration with existing customer communications and database software, and lower deployment costs.

   Continue to Expand Global Distribution Capabilities. eGain intends to continue its expansion of global distribution capabilities through direct sales efforts as well as strategic relationships. eGain has expanded its domestic and international direct sales force. eGain has marketing, sales and services organizations in 18 countries including the United Kingdom, Australia and Japan and plans to establish a presence in additional regions in the future. In addition to these sales and marketing efforts, eGain is engaged in approximately 50 formal and informal strategic relationships with system integrators, consulting firms, technology partners and solutions providers. Approximately 25% of new customers in the fourth quarter of fiscal 2000 were derived from these strategic relationships.

Products and Services

 eGain Platform and Suite of Applications

   eGain provides multi-channel, Web native customer communications solutions for companies engaged in ecommerce activities. eGain's solutions are built on a scalable, Web-native architecture designed to meet the growth of Internet-based communications. eGain's products are built on technologies that are based on industry standards and designed to integrate with a customer's existing databases and applications. eGain's products are available to its customers either as a hosted application service or as locally installed software. Although each product may be purchased separately, eGain's products are designed to work closely with each another and to integrate with customers' existing software.

   eGain's product offerings are comprised of a software platform and a suite of software applications that enable customer communications across the three primary channels--email, real-time and self service. eGain Commerce is an integrated platform for online customer communications, built on a Web-component architecture offering reliability, scalability, flexibility and performance. This platform contains the underlying knowledge base, artificial intelligence, and routing and workflow rules, all of which are connected to a centralized database with which eGain's current and future applications are intended to integrate.

   eGain's current suite of product offerings fall primarily under three primary channels for online communications: email, real-time, and self service.

   Email: eGain offers applications to manage a wide variety of inbound and outbound email transmissions.

  . eGain Mail enables companies to intelligently route, track and personalize responses to high volumes of customer emails and Web-form submissions. eGain Mail provides functionality for each aspect of online service, sales and marketing operations, from workflow and routing to agent productivity and management and administration. eGain Mail is designed to scale to the customer communication needs of any company engaging in ecommerce.

  . eGain Campaign is a scalable, outbound email marketing solution that offers comprehensive tools based on proven one-to-one marketing techniques for planning, targeting and executing high-volume direct marketing programs. eGain Campaign supports a broad range of marketing programs, from basic newsletters and personalized emails to customers, to the most demanding multi-step promotional and cross-selling campaigns.

   Real-Time: These applications provide online customers a flexible way to communicate with customer service representatives in real-time, offering immediate, in-depth help when they need it.

  . eGain Live enables customer service representatives to answer online requests by providing immediate, personalized assistance through interactive text messaging and Voice-over-Internet, or VoIP, while delivering information to customers through their browsers. One-to-one collaboration technologies are used to help customers complete purchases and other multi-step transactions without ever having to leave the web site.

   Self Service: eGain provides a comprehensive set of tools that allows online customers to quickly and conveniently obtain answers to their questions 24 hours a day. Companies benefit from this solution by reducing staffing needs support organization.

  . eGain Assistant is an interactive online self service solution that enables companies to offer their Web visitors a personalized method to navigate through and obtain information from their Web sites. eGain Assistant provides a conversational virtual customer service representative with whom customers interact in "plain English" via their keyboard or speech recognition applications.

  . eGain Inform provides online self service to enable a company's customers to obtain information from the Web site quickly and easily at any time. For general inquiries, eGain Inform allows a customer to browse a custom knowledge base of product, service and/or technical information. For specific questions, customers can use searching tools to quickly obtain answers. The Inform knowledge base of FAQ's (frequently asked questions) is common with other eGain solutions so answers developed for email, live or other interactions can be easily reused for self service.

  . eGain Knowledge is a personalized e-service and support solution that guides customers through an easy exchange of questions and answers to find solutions for their questions. This product offers personalized interaction by accessing information in existing databases and call center solutions. eGain Knowledge acts as a hub for corporate information, enabling companies to get up and running quickly by using knowledge gateways that leverage their investment in existing corporate documents, databases and call log environments.

   Other eGain offerings include:

  . eGain Commerce Bridge is a database and application linking solution that provides fast, easy, no-programming integration with standard relational databases, ecommerce platforms, and call center systems as well as any accessible information on the Internet. It enables companies to leverage existing investments by providing the ability to integrate various information sources regardless of where they are stored, whether at the company or on the Internet. The eGain Commerce Bridge provides customer service representatives with a 360-degree view of the customer, including history, sales activity, credit and order status, and other activities.

  . eGain Call Center Bridge provides computer-telephony integration (CTI) that links eGain's communications solutions to a company's existing call center infrastructure so Internet contacts and phone calls can be centrally queued, routed, logged, monitored, and managed. This blending simplifies multi-channel administration and management by leveraging previous call center investments.

  . eGain Voice is a communication solution that transcends assisted text based web communication and offers customers the option to talk directly to a customer service representative over the Internet through VoIP. Customers and customer service representatives can talk while browsing the Web site or holding collaborative work sessions. An enhancement to eGain Live, it is designed to integrate with a company's existing call center infrastructure, thereby allowing companies to use a single system to administer, manage and log all email, live Web collaboration and telephone interactions with customers.

  . eGain Interact enables sales and support representatives to "connect browsers" with their customers and jointly view online product demonstrations, fill out complex Web forms and walk through online transactions. Users can co-navigate without downloads or plug-ins and get instant connectivity.

  . eGain AI (Artificial Intelligence) helps ecommerce companies reduce the cost of operations and improves the quality of customer communications. eGain AI enables ecommerce companies to more accurately categorize and route customer requests, as well as significantly improve agent productivity through more accurate auto-suggestions and auto-responses.

 eGain Hosted Advantage

   The eGain Hosted Network allows hosted customers to access the full functionality of eGain's applications through a standard Web browser and Internet connection. Through a network of eGain service centers and hosting partners linked by high-speed Internet connections, eGain provides its customers with multiple redundant paths to access their hosted customer service applications in a mission critical environment. eGain remotely manages these applications which reside on server machines co-located at the global facilities of AboveNet Communications, GlobalCenter and Exodus Communications. The eGain Hosted Advantage offers value-added services to subscribers of eGain Hosted Network. Such value-added services include application management, database maintenance, mail hosting and anti-virus protection. eGain has also developed proprietary Web-based hosted service management systems, enabling eGain service professionals to efficiently administer and manage large numbers of hosted customer applications.

   eGain believes customers using the eGain Hosted Advantage can benefit by:

  .  Eliminating significant upfront investment in infrastructure;

  .  Reducing costs and administrative burdens;

  .  Deploying solutions quickly;

  .  Scaling to meet growing ecommerce demands; and

  .  Ensuring reliability, performance and security.

Professional Services

   eGain's worldwide services organization provides consulting, technical support and education services designed to ensure customer success and build customer loyalty.

  . Implementation Services. eGain's implementation services group offers rapid implementation services designed to deploy eGain's applications quickly. The installation teams are involved in needs assessment, software and hardware configuration, training and activation. Using well-defined templates and installation tools, eGain can deploy systems solutions efficiently.

  . Consulting Services. eGain's consulting group offers custom solution development and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs and implement integrated solutions. eGain provides these services independently or in partnership with systems integrators who have developed consulting expertise on eGain's platform.

  . Business Solutions. eGain's business solutions group broadens eGain's solutions offerings by effectively integrating eGain's products with third party applications. eGain works closely with third parties to expand the eGain solution so businesses have a 360 degree view of the customer. Such third parties include providers of traditional CRM software such as Clarify, Inc., a subsidiary of Nortel Networks, Seibel Systems, Inc., and Vantive Corp., providers of back office and ERP systems including Oracle Corp. and SAP AG, providers of content management software including Broadvision, Inc. and Vignette Corp., and providers of other workforce management solutions such as Blue Pumpkin Software.

  . Customer Advocacy. eGain's customer advocacy group is dedicated to increasing customer satisfaction. Senior consultants work closely with customers on an ongoing basis to address their product and service needs throughout the relationship.

  . Hosted Business Solutions. eGain's hosted business solutions group provides 24x7 application management, monitoring and response services. eGain also provides database services to maintain and enhance the performance, availability and reliability of production systems as well as network security services.

  . Education Services. eGain's educational services group provides a comprehensive set of basic and customized training programs to eGain customers and partners. Training programs are offered either online, or in person at the customer site or at one of eGain's worldwide training centers.

  . Support Services. eGain offers a comprehensive collection of support services designed to respond to inquiries rapidly. eGain's technical support services are available to customers worldwide under maintenance agreements.

   As of June 30, 2000, eGain had approximately 189 professionals providing services for application management, solutions development, system installation, customer advocacy, education and support.

Sales and Marketing

 Sales Strategy

   eGain sells its customer communications solutions either as a subscription-based hosted service or as a licensed software product for in-house installation. eGain's sales strategy is to pursue targeted accounts through a combination of its direct sales force and strategic alliances. To date, eGain has targeted its sales efforts at the ecommerce divisions of traditional and Global 2000 companies as well as dedicated ecommerce companies.

   eGain's North American direct sales personnel are based at our corporate headquarters in Sunnyvale, California while field sales offices are located in Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Pennsylvania, Texas, Virginia, Washington and Canada. Internationally, eGain has direct sales personnel located in the Netherlands, United Kingdom and Australia. Sales managers currently based in the United States manage sales to customers located in other international regions.

   The direct sales force is organized into teams which include both sales representatives and systems engineers. eGain's direct sales force is complemented by telemarketing representatives based at headquarters in Sunnyvale, California.

   eGain further complements its direct sales force with a series of reseller and sales alliances. Through these alliances, eGain is able to leverage additional sales, marketing and deployment capabilities. In the future, eGain intends to expand its distribution capabilities by increasing the size of its direct sales force, establishing additional sales offices both domestically and internationally and broadening its alliance activities.

   As of June 30, 2000, there were approximately 118 employees engaged in worldwide sales activities.

 Marketing Strategy

   eGain's marketing strategy is to build brand awareness as a leading provider of intelligent customer communication solutions for organizations engaged in ecommerce. eGain's marketing efforts focus on Global 2000 companies and dedicated Internet companies.

   eGain employs a range of marketing avenues to deliver its message, including television, radio, print, outdoor billboard and Internet advertising, telemarketing, targeted direct mailing, email newsletters and a variety of trade shows, seminars and interest groups.

   eGain's marketing group also provides the sales team with tools, including product collateral, customer case studies, demos, presentations and competitive analysis. In addition, eGain's marketing group performs market analysis and conducts focus group and customer reviews to identify and develop key partnership opportunities and product requirements.

   As of June 30, 2000, there were approximately 40 employees engaged in worldwide marketing activities.

Strategic Relationships

   eGain believes that its strategic relationships help extend the breadth and depth of its product offerings, drive market penetration, and augment its professional service capabilities. eGain believes these relationships are important to delivering successful integrated products and services to its customers.

   eGain has five main types of strategic relationships: consulting alliances, technology alliances, solution provider alliances, outsourcing alliances and global distribution alliances.

  . Consulting Alliances: eGain works with consulting firms and systems integrators with proven implementation expertise and training in eGain's technology platform. Firms such as eLoyalty assist eGain customers in addressing their online business needs with strategy, design, implementation and integration services.

  . Technology Alliances: eGain has a number of technology partnerships with companies that are leaders and innovators in the areas of content management, sales force automation, call center technology, analytics, and information technology hardware. These companies provide scalable platforms on which eGain products are built, as well as solutions that interoperate with and add value to eGain's proprietary solutions. eGain's current technology partners include Actuate Corp., Blue Martini Software, Remedy Corp. and Seibel Systems, Inc.

  . Solution Provider Alliances: eGain solution provider partners include leading applications service providers (ASPs) and value-added resellers
     (VARs). These partners resell and implement eGain products, and provide front-line support to their customers. Solution alliances include partnerships with Aspect Communications Corp. and Ineto, Inc.

  . Outsourcing Alliances: eGain outsourcing partners are premier call center providers and service bureaus, providing the human capital required for a complete ecommerce service solution. Outsourcing alliances utilize the eGain platform to provide services such as customer care, Web collaboration, technical support, fulfillment services and direct marketing services to customers. Outsourcing alliances include relationships with Brigade Solutions, Harte-Hanks, Inc. and Sykes Enterprises.

  . Global Distribution Alliances: eGain has agreements with a number of global distribution partners that are authorized to integrate our products into their solutions. Global distributors include
     NTT Communications Corp. and Marubeni Corp. in Japan, and TecInno in
     Europe.

Customers

   eGain has over 600 customers worldwide which include both Global 2000 companies and dedicated Internet companies. No customer accounted for 10% or more of total revenues in the fiscal year just ended. The following is a representative list of companies that have entered into license agreements for one or more eGain products:

Technology and Networking        Internet Services          Media
-------------------------        -----------------          -----
3Com                             Cooking.com                AOL
Congee Communications            Earthlink                  Associated Press
Dell                             eTown                      BBC
Electronic Arts                  FairMarket                 CNBC.com
Epson                            KBKids.com                 CNN
Fujitsu                          LookSmart                  Lucas Arts
Gateway                          McAfee.com                 Sony
Hewlett-Packard                  Monster.com                Televisa
Motorola                         ONElist
Peoplesoft                       Petsmart.com               Retail
                                                            ------
Real Networks                    PlanetRx                   Gymboree
Seagate                          Tucows                     HMV
Sun Microsystems                 WebTV                      Home Depot
                                                            L.L. Bean
Financial Services               Manufacturing              Marks & Spencer
------------------               -------------
ABN-AMRO                         Bass Brewers               RCA.com
Bank of America                  BMW                        Service Merchandise
Barclays Bank                    Boeing                     Stop & Shop
Consumer Financial Network       DaimlerChrysler            Timberland
Discover Financial Services      Mazda USA                  Walgreens
Freddie Mac                      Otis Elevator
i-Escrow                         Phillips Petroleum         Telecommunications
                                                            ------------------
Lloyds TSB                       Pitney Bowes               Aspect Communications
MasterCard                       Rubbermaid                 British Telecom
Nova Information Systems         Safeco                     Cable & Wireless
Quick & Reilly                   Shell                      Carrefour
Statefarm                        Siemens                    Deutsche Telekom
Suretrade.com                    Volkswagen                 Ericsson
                                 Xerox                      Lucent Technologies
                                                            Motorola
                                                            Nextel Communications
                                                            Qwest/US West
                                                            Verizon Communications

Competition

   The market for online customer communications software is rapidly evolving and intensely competitive. eGain currently competes with a number of companies offering one or more products, some of which compete directly with its products, and expects the level of competition to intensify in the future. Competitors providing single point solutions that compete with eGain's products include Ask Jeeves, Inc., Brightware, Inc., Kana Communications, Inc., Primus Knowledge Solutions, Inc., Quintus Corp., and WebLine Communications Corp., a subsidiary of Cisco Systems. Some of these companies also provide hosting capabilities for their products.

   eGain also faces potential competition from larger, front office software providers such as Clarify, Inc., a subsidiary of Nortel Networks, Peoplesoft, Inc., and Siebel Systems, Inc. In the future eGain may also encounter competition from established software companies such as Hewlett-Packard Company, IBM, Microsoft Corporation and others that may seek to enter the market for online customer communications solutions.

   eGain believes that the principal competitive factors influencing its market include technology, product features, product quality and performance (including scalability, reliability and functionality), ability to integrate with legacy and third party systems, price, quality of service and support, speed of implementation and brand reputation. eGain believes that its products compete favorably with respect to these factors.

   Many current competitors have, and future competitors may have, longer operating histories, larger customer base, stronger brand recognition and significantly greater financial, sales, marketing, technical and other resources. Some of these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or devote substantially greater resources to product development. It is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. eGain believes that competition will continue to intensify as a result of ongoing industry consolidation.

Product Development

   eGain believes the market for its products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. eGain's product development efforts seek to enhance current technology, provide quality, performance, and functionality, as well as develop additional applications and maintain the competitiveness of its product and service offerings. eGain has invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required in bringing product concepts and development projects to market successfully.

   In addition, eGain analyzes market and customer requirements and evaluates technology that it believes will further market acceptance of its products. eGain seeks partners with technology that will enhance product features and functionality.

   In May 2000, eGain reached an agreement in principal to acquire Nitman Software Pvt. Ltd., an ecommerce software development company located in Pune, India. eGain expects to receive final approval for the acquisition from the Indian government in the second quarter of fiscal year 2001.

   As of June 30, 2000, there were approximately 202 employees engaged in product development activities, including 43 developers of Nitman Software located in India and 35 consultants located in Sunnyvale, California.

Technology

   eGain software products are built on a standards-based, scalable architecture that is 100% Web-native and designed to address the evolving needs of companies engaged in ecommerce. Specifically, eGain's Commerce platform is based on proprietary Web Component Architecture (WCA) an open, scalable framework for software design that builds upon three industry trends:

  . widespread availability of reliable Internet connectivity to businesses which is enabling the delivery and management of hosted applications over the Internet;

  . investment in Internet technologies, which is driving development of new Web-native applications; and

  . the success of component-based software development models which provide the tools for developing distributed software applications.

   eGain believes that its software architecture is a more scalable approach to application design than traditional client-server or three-tier architectures. For example, in contrast to client-server or three-tier architectures that require the download and maintenance of dedicated client-side software, eGain's technology does not require the download of any client software. Consequently, users can access the application from any location through a standard Web browser.

   Our component-based software model is more fault-resilient and flexible than traditional architectures. Each component can be diagnosed and monitored independently, and the overall system does not stop if there is a problem with an individual component. Moreover, each independent software component can be modified or augmented to meet the specific needs of customers.

Intellectual Property

   eGain regards its patents, copyrights, service marks, trademarks and similar intellectual property as critical to eGain's success. We rely on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business. eGain has numerous registered trademarks and trademark applications pending in the United States and internationally, as well as common law trademark rights. In addition, eGain owns several patents in the area of case-based reasoning, and has patents pending relating to various other technologies. eGain will seek additional trademark and patent protection in the future. eGain does not know if its trademark and patent applications will be granted, or whether they will provide the protection eGain desires, or whether they will subsequently be challenged or invalidated.

   eGain routinely requires its employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before eGain will disclose any sensitive aspects of its products, technology, or business plans. In addition, eGain requires employees to agree to surrender to eGain any proprietary information, inventions or other intellectual property they generate or come to possess while employed by eGain. Despite eGain's efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. These precautions may not prevent misappropriation or infringement of eGain's intellectual property. In addition, some of eGain's license agreements with certain customers and partners require it to place the source code for its products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against eGain, or if eGain materially breaches a contractual commitment to provide support and maintenance to the party.

   Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against eGain. eGain's products may infringe issued patents that may relate to its products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to eGain's software products. eGain may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require eGain to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. eGain's failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business.

Employees

   As of June 30, 2000, eGain had 630 full-time employees (including 43 employees from Nitman with whom eGain has signed a definitive acquisition agreement), of which 189 were in services and support, 167 in product development, 158 in sales and marketing and 116 in finance and administration. None of eGain's employees is covered by collective bargaining agreements. While eGain believes its relations with its employees are good, eGain's future performance depends in large part upon the continued service of its key technical, sales and marketing, and senior management personnel, none of which are bound by employment agreements requiring service for a defined period of time. The loss of services of one or more of eGain's key employees could have a material adverse effect on its business.

   eGain may not be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially and adversely affect eGain's business, results of operations and financial condition. Competition for such personnel in the computer software industry is intense, and in the past eGain has experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. The demand for qualified personnel is particularly acute in the San Francisco Bay area due to the large number of software companies and the low level of unemployment in the region. eGain's future success will likely depend in large part on its ability to attract and retain experienced sales, technical, marketing and management personnel. eGain expects competition for qualified personnel to remain intense, and it may not succeed in attracting or retaining such personnel.

ITEM 2. PROPERTIES

   eGain leases all facilities used in its business. The following table summarizes eGain's principal properties.

                                                  Approximate        Lease
   Location                   Principal Use      Square Footage Expiration Date
   --------               ---------------------- -------------- ---------------
   Sunnyvale,
    California........... Corporate Offices          84,000          2005
   Sunnyvale,
    California........... Corporate Headquarters     46,000          2001
   Novato, California.... Corporate Offices          29,000          2005
   Slough, England....... European Headquarters      14,500          2002

   eGain believes its facilities are suitable for its uses and are generally adequate to support the current level of operations for the next 12 months. eGain may not be able to obtain lease extensions or replacement space for all of its leased facilities upon the expiration of the current lease terms, at rates not materially higher than those currently in effect. The demand for real estate is particularly competitive in the San Francisco Bay area due to the large number of companies in the region. eGain's inability to obtain acceptable facilities to support its current and planned level of operations could harm its business.

ITEM 3. LEGAL PROCEEDINGS

   eGain is not a party to any material pending legal proceeding, nor is its property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of its business and incidental to its business, none of which are expected to have a material adverse impact upon its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) Common Stock Price Range

   Our Common Stock is quoted on The Nasdaq National Market under the symbol "EGAN." The following table sets forth, for the periods indicated, high and low sales prices for our Common Stock as reported by The Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended June 30, 2000
     First Quarter............................................... $23.00 $18.25
     Second Quarter..............................................  57.75  19.38
     Third Quarter...............................................  68.50  26.75
     Fourth Quarter..............................................  32.50  10.50

   (b) Holders

   As of September 25, 2000, there were approximately 397 stockholders of record and approximately 16,000 beneficial stockholders of our Common Stock.

   (c) Dividends

   We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation of our business, including possible acquisitions, and do not intend to pay any cash dividends in the foreseeable future.

   (d) Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

   None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere herein of this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

                                                                  Period from
                                                                   inception
                                                                 (September 10,
                                           Year Ended June 30,      1997) to
                                           --------------------     June 30,
                                             2000       1999          1998
                                           ---------  ---------  --------------
                                                     (In thousands,
                                             except per share information)
Consolidated Statements of Operations
 Data:
Revenue:
  Hosting ................................ $   3,534  $     137     $   --
  License.................................     5,053        473         --
  Services................................     4,775        409           2
                                           ---------  ---------     -------
    Total revenue.........................    13,362      1,019           2
  Cost of revenue--direct.................    14,550      1,772          52
  Cost of revenue--acquisition related....       103        --          --
                                           ---------  ---------     -------
    Gross profit (loss)...................    (1,291)      (753)        (50)
Operating costs and expenses:
  Research and development................    11,752      2,096         314
  Sales and marketing.....................    27,893      4,182         246
  General and administrative..............     7,211      1,235         214
  Amortization of goodwill and other
   intangible assets......................    10,945      1,217         --
  Amortization of deferred compensation...    10,553      1,817          58
  Restructuring...........................        71        --          --
                                           ---------  ---------     -------
    Total operating costs and expenses....    68,425     10,547         832
                                           ---------  ---------     -------
Loss from operations......................   (69,716)   (11,300)       (882)
Interest income...........................     2,047        111           2
Interest and other expenses...............      (762)      (116)        (58)
                                           ---------  ---------     -------
Net loss.................................. $ (68,431) $ (11,305)    $  (938)
                                           =========  =========     =======
Per share information:
Basic and diluted net loss per share...... $   (2.92) $   (2.14)    $(17.78)
                                           =========  =========     =======
Shares used in computing basic and
 diluted:
  Net loss per share......................    23,440      5,295          53
                                           =========  =========     =======

                                                              June 30,
                                                       ------------------------
                                                         2000    1999     1998
                                                       -------- -------  ------
                                                           (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments..... $ 30,192 $ 1,265  $3,831
Working capital.......................................   11,909    (756)  3,691
Total assets..........................................  175,900  23,965   3,990
Long-term debt........................................    1,072     221     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of our global market penetration and distribution capabilities, the integration of our software products with databases, the development of our strategic relationships, the factors influencing competition in our market, our limited operating history, expected net losses, the adequacy of capital resources, the continued need for online customer communications, the continued acceptance of the hosted applications model, competitive threats and the overall volatility of Internet-related technology companies. These statements related to our future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Factors That May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

   eGain provides a multi-channel, online customer communications platform designed to help companies meet the growing demands of Internet-based communications. eGain markets software products that enable online customers to communicate through each of the three main channels for online customer communications--email, real-time and self service. These applications operate on a shared platform that provides for common archiving, reporting and knowledge management capabilities across these different channels. In addition, eGain's platform integrates with leading call center switches, as well as customer communications, database and ecommerce software applications, to provide comprehensive information about each customer while permitting companies to leverage existing investments and installed systems. Our customers include traditional companies engaged in ecommerce, including 3Com, DaimlerChysler, Fidelity Investments and Home Depot, and dedicated Internet companies, such as AOL, CNBC.com, MP3.com amd Monster.com.

   eGain was incorporated in September 1997. From inception to September 1998, eGain's operating activities related primarily to planning and developing its proprietary technological solutions, recruiting personnel, raising capital and purchasing operating assets. In September 1998, eGain commenced commercial shipment of eGain Mail, and established the eGain Hosted Network.

   On April 30, 1999, eGain acquired Sitebridge Corporation and added its real-time Web collaboration product to its platform. The product, eGain Live, is an application that allows ecommerce companies to interact in real-time with visitors to their Web sites. eGain acquired Sitebridge in exchange for stock and it accounted for the transaction under the purchase method of accounting.

   On September 28, 1999, eGain completed its initial public offering of common stock, in which it sold 5.8 million shares of common stock (including exercise of an over-allotment option in October 1999), at a price of $12.00 per share, which generated net proceeds of approximately $63.0 million.

   On March 7, 2000, eGain acquired Big Science Company and added its Web-native self-service product to eGain's platform. The resulting product, eGain Assistant, enables personalized customer assistance on Web sites through virtual service agents. Customers interact in natural language dialogue with a life-like character, which answers questions and leads customers through problem resolution and sales situations. eGain acquired Big Science in exchange for common stock and cash. The transaction was accounted for under the purchase method of accounting.

   On May 15, 2000, eGain signed a letter of intent to acquire Nitman Software Pvt. Ltd., an ecommerce software development company located in Pune, India. In August 2000, eGain and Nitman executed definitive agreements in connection with the acquisition, and we expect that the transaction, which is awaiting final approval by the Indian government, will close in the second quarter of fiscal 2001. eGain's acquisition of Nitman will enhance eGain's product development capabilities.

   On June 29, 2000, eGain acquired Inference Corporation in exchange for its common stock and assumption of outstanding options to purchase Inference common stock. The acquisition brings together eGain's strength in Web-native, multi-channel customer communications with Inference's customer profiling and contact center support capabilities. The acquisition also significantly expands eGain's European business and adds new product and technology components to the eGain Commerce platform. The acquisition was accounted for as a purchase transaction.

   On August 8, 2000, eGain announced that it had entered into definitive agreements with new and existing investors for the private placement of $88.5 million of convertible preferred stock and warrants. The convertible preferred stock liquidation value accretes at 6.75% per annum. Investors also received warrants to purchase approximately 3.8 million shares of common stock at $9.25 per share. eGain intends to use the net proceeds from this private placement for general corporate purposes.

   eGain intends to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, an important part of eGain's strategy is to expand its operations and employee base and build sales, marketing, customer support, technical and operational resources. eGain also intends to expand its strategic distribution, hosting and solution relationships to add capabilities to its current product offerings and to help market products to new customers. eGain has incurred significant losses since its inception, and as of June 30, 2000, had an accumulated deficit of approximately $80.7 million. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur substantial operating losses for the foreseeable future. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

Results of Operations

   The following table sets forth certain data reflected in the consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

                                             Fiscal
                                              Year        Period from inception
                                           ------------   (September 10, 1997)
                                           2000   1999      to June 30, 1998
                                           ----   -----   ---------------------
Revenue:
  Hosting.................................   26 %    14 %           --
  License.................................   38 %    46 %           --
  Services................................   36 %    40 %           100 %
                                           ----   -----          ------
    Total revenue.........................  100 %   100 %           100 %
  Cost of revenue--direct.................  109 %   174 %          2600 %
  Cost of revenue--acquisition related....    1 %   --              --
                                           ----   -----          ------
    Gross profit (loss)...................  (10)%   (74)%         (2500)%
Operating costs and expenses:
  Research and development................   88 %   206 %         15700 %
  Sales and marketing.....................  208 %   410 %         12300 %
  General and administrative..............   54 %   121 %         10700 %
  Amortization of goodwill and other
   intangible assets......................   82 %   120 %           --
  Amortization of deferred compensation...   79 %   178 %          2900 %
  Restructuring...........................    1 %   --              --
                                           ----   -----          ------
    Total operating costs and expenses....  512 %  1035 %         41600 %
                                           ----   -----          ------
Loss from operations...................... (522)% (1109)%        (44100)%
                                           ====   =====          ======

Revenue

   eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

   Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable and collectibility is probable. License fee revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, regardless of any separate prices stated within the contract for each element. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor specific objective evidence does exist or (b) all elements of the arrangement have been delivered.

   Service revenue is primarily comprised from consulting fees, maintenance agreements, and training. Service revenue from consulting and training, billed on a time and materials basis, is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

   In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, "Long-Term Construction-Type Contracts," using the relevant guidance from SOP 97-2 and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

   Total revenue increased to $13.4 million in fiscal 2000 from $1.0 million in fiscal 1999 and $2,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 and 1999 was primarily due to an increase in eGain's customer base. Factors that contributed to the increase primarily include expanded direct sales and marketing efforts, expanded channel partnerships and the introduction of new products. In fiscal 2000, no single customer accounted for more than 10% of total revenue, while in fiscal 1999, two customers accounted for approximately 26% of total revenue. Although total revenue has increased from prior periods, eGain cannot be certain that it will continue to grow in future periods or that it will grow at similar rates in the past.

   Revenue from application hosting increased to $3.5 million in fiscal 2000 from $137,000 in fiscal 1999. The increase was primarily attributable to an increase in the number of eGain's hosted customers. Hosting revenue represented 26% and 14% of total revenue for fiscal 2000 and 1999, respectively. There were no revenues from application hosting for the period from inception (September 10, 1997) to June 30, 1998.

   Revenue from software license fees increased to $5.1 million in fiscal 2000 from $473,000 in fiscal 1999. The increase was primarily due to higher unit sales volumes and higher average sales price per customer. License revenue represented 38% and 46% of total revenue for fiscal 2000 and 1999, respectively. There were no revenues from software license fees for the period from inception (September 10, 1997) to June 30, 1998.

   Revenue from consulting and support services increased to $4.8 million in fiscal 2000 from $409,000 in fiscal 1999 and $2,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase was primarily attributable to the increase in eGain's customer base. Services revenue represented 36% and 40% for fiscal 2000 and 1999, respectively, and 100% for the period from inception (September 10, 1997) to June 30, 1998.

Cost of Revenue

   Cost of revenue includes personnel costs for eGain's hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain's hosted network, cost of third-party products and lease costs paid to remote co-location centers. Cost of revenue increased to $14.7 million in fiscal 2000 from $1.8 million in fiscal 1999 and $52,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 and 1999 was primarily due to a significant increase in headcount and the expansion of the eGain Hosted Network. In addition, eGain recorded cost of revenue-acquisition related expenses of $103,000 in fiscal 2000, which related to amortization of developed technology resulting from our business combinations in fiscal 2000. eGain expects cost of revenue to increase in future periods as it continues to expand its business operations, but at a slower rate than in previous periods.

Research and Development

   Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses increased to $11.8 million in fiscal 2000 from $2.1 million in fiscal 1999 and $314,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 and 1999 was primarily attributable to significant growth in the research and development organization associated with development of new products. eGain expects research and development expenses to increase in future periods as eGain continue to expand its product line, but at a slower rate than in previous periods.

Sales and Marketing

   Sales and marketing expenses primarily consist of compensation and benefits of eGain's sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing increased to $27.9 million in fiscal 2000 from $4.2 million in fiscal 1999 and $246,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 and 1999 was primarily due to a significant increase in headcount. In addition, during fiscal 2000, there was increased spending on marketing programs, increased growth in the European sales and marketing operations and the launch of operations in Australia. eGain expects sales and marketing expenses to increase in future periods as eGain continues to expand its business operations, but at a slower rate than in previous periods.

General and Administrative

   General and administrative expenses primarily consist of compensation and benefits for eGain's finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses increased to $7.2 million in fiscal 2000 from $1.2 million in fiscal 1999 and $214,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 and 1999 was primarily due to an increase in headcount. In addition, eGain incurred significant fees for outside professional services in fiscal 2000. eGain expects general and administrative expenses to increase in future periods as eGain continues to expand its business operations, but at a slower rate than in previous periods.

Amortization of Goodwill and Other Intangible Assets

   Goodwill and other intangible assets represent the excess of the purchase price over the estimated fair market value of tangible and intangible net assets acquired in various business combinations. eGain recorded amortization of goodwill and other intangible assets of $10.9 million in fiscal 2000. This was based upon intangible assets totaling $131.9 million recorded in connection with the acquisitions of Sitebridge Corporation on April 30, 1999, Big Science Company on March 7, 2000 and Inference Corporation on June 29, 2000. eGain recorded amortization of goodwill and other intangible assets of $1.2 million in fiscal 1999, which was based upon goodwill and other intangible assets of $21.0 million recorded in connection with the acquisition of Sitebridge.

Amortization of Deferred Compensation

   In connection with the granting of stock options to employees and consultants, eGain recorded deferred compensation totaling approximately $7.1 million in fiscal 2000, $10.6 million in fiscal 1999 and $234,000 in fiscal 1998. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual option grants. Deferred compensation in connection with stock options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123. Stock options granted to consultants are periodically revalued during their respective vesting periods. eGain recorded amortization of deferred compensation of $10.6 million and $1.8 million in fiscal 2000 and 1999, respectively, and $58,000 in the period from inception (September 10, 1997) to June 30, 1998.

Restructuring

   For fiscal 2000, eGain incurred $71,000 of restructuring charges related to the acquisition of Inference Corporation. eGain abandoned plans to occupy new office space in the United Kingdom and expensed professional services fees incurred in the design phase of the office space. As of June 30, 2000, the liability remains unpaid.

Interest Income

   Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income increased to $2.0 million in fiscal 2000 from $111,000 in fiscal 1999 and $2,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 was primarily attributable to a significant increase in cash, cash equivalents and short-term investments as a result of eGain's initial public offering in September 1999, which generated net proceeds of approximately $63.0 million.

Interest and Other Expenses

   Interest and other expenses increased to $762,000 in fiscal 2000 from $116,000 in fiscal 1999 and $58,000 in the period from inception (September 10, 1997) to June 30, 1998. The increase in fiscal 2000 was primarily due to an increase in interest expense resulting from the acquisition of capital leases and an increase in borrowings. In addition, eGain experienced an increase in state taxes and foreign currency transaction losses.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which will be effective for the year ending June 30, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. eGain believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted by December 31, 2000. eGain is currently evaluating the impact of SAB 101. Based on currently available guidance, it does not anticipate the adoption of SAB 101 will have a material impact on revenue recognition policies.

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. eGain anticipates that the adoption of FIN 44 will not have a material impact on its financial statements.

Liquidity and Capital Resources

   Prior to eGain's initial public offering, it financed operations primarily through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, eGain completed its initial public offering of common stock, in which 5.8 million shares of common stock were sold (including exercise of an over-allotment option in October 1999), at a price of $12.00 per share. Proceeds to eGain from the offering, before offering expenses, were approximately $69.0 million.

   In August 2000, eGain raised $88.5 million through the issuance of convertible preferred stock and warrants to purchase approximately 3.8 million shares of common stock at $9.25 per share. The convertible preferred stock liquidation value accretes at 6.75% per annum. eGain intends to use the net proceeds from this private placement for general corporate purposes.

   At June 30, 2000, cash and cash equivalents were $27.2 million an increase of $25.9 million since June 30, 1999. Working capital at June 30, 2000 was $11.9 million, an increase of $12.7 million since June 30, 1999. In fiscal 2000, eGain began to regularly invest excess funds in short-term money market funds, commercial paper, and short-term notes. At June 30, 2000, short-term investments held as available for sale totaled $2.3 million.

   Net cash used in operating activities was $38.6 million and $7.8 million in fiscal 2000 and 1999, respectively, and $676,000 in the period from inception (September 10, 1997) to June 30, 1998. Cash used in operating activities in each period was primarily the result of net losses, increases in accounts receivable and other current and non-current assets, partially offset by increases, in accounts payable, accrued compensation, other current and non-current liabilities, deferred revenues, and non-cash charges.

   Net cash used in investing activities was $4.4 million and $1.2 million in fiscal 2000 and 1999, respectively, and $117,000 in the period from inception (September 10, 1997) to June 30, 1998. Cash used in investing activities in each period was primarily due to the purchases of property and equipment. In addition, cash used in investing activities in fiscal 2000 was due to net purchases of short-term, available-for-sale securities, offset by cash assumed in the Inference acquisition.

   Net cash provided by financing activities was $68.9 million and $6.4 million in fiscal 2000 and 1999, respectively, and $4.6 million in the period from inception (September 10, 1997) to June 30, 1998. Cash provided by financing activities in each of the periods was primarily due to the issuance of preferred stock and common stock, including net proceeds of $63.0 million from the initial public offering.

   eGain expects to devote substantial capital resources to expand the eGain Hosted Network, to hire and expand the research and development organization, to hire and expand the sales and marketing and general and administrative organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. eGain believes that existing cash balances, in addition to the financing obtained in August 2000, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

Quarterly Results of Operations

   The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2000. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

   The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. eGain believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                              Quarter Ended
                               --------------------------------------------------------------------------------
                               Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,
                                 1998      1998      1999      1999      1999       1999      2000       2000
                               --------- --------  --------- --------  ---------  --------  ---------  --------
Consolidated Statements of
 Operations Data:
Revenue:
 Hosting.....................   $   --   $     3    $    18  $   116   $    276   $    666  $    988   $  1,604
 License.....................       --        79        201      193        571        648     1,268      2,566
 Services....................       --        65         34      310        541      1,069     1,047      2,118
                                -------  -------    -------  -------   --------   --------  --------   --------
   Total revenue.............       --       147        253      619      1,388      2,383     3,303      6,288
 Cost of revenue--direct.....       143      296        460      873      2,202      3,107     4,138      5,103
 Cost of revenue--
  acquisition related........       --       --         --       --         --         --        --         103
                                -------  -------    -------  -------   --------   --------  --------   --------
   Gross profit (loss).......      (143)    (149)      (207)    (254)      (814)      (724)     (835)     1,082
Operating costs and expenses:
 Research and development....       214      355        584      943      1,979      2,067     3,005      4,701
 Sales and marketing.........       508      929      1,078    1,667      3,723      5,261     7,013     11,896
 General and
  administrative.............       225      205        296      509      1,261      1,745     1,779      2,426
 Amortization of goodwill
  and other
  intangible assets..........       --       --         --     1,217      1,826      1,826     2,614      4,679
 Amortization of deferred
  compensation...............        89      190        387    1,151      3,008      2,899     2,944      1,702
 Restructuring...............       --       --         --       --         --         --        --          71
                                -------  -------    -------  -------   --------   --------  --------   --------
   Total operating costs and
    expenses.................     1,036    1,679      2,345    5,487     11,797     13,798    17,355     25,475
                                -------  -------    -------  -------   --------   --------  --------   --------
Loss from operations.........    (1,179)  (1,828)    (2,552)  (5,741)   (12,611)   (14,522)  (18,190)   (24,393)
Non-operating income
 (expense), net..............        24        2        (18)     (13)       (76)       704       461        196
                                -------  -------    -------  -------   --------   --------  --------   --------
Net loss.....................   $(1,155) $(1,826)   $(2,570) $(5,754)  $(12,687)  $(13,818) $(17,729)  $(24,197)
                                =======  =======    =======  =======   ========   ========  ========   ========
Per share information:
 Basic and diluted net loss
  per share..................   $ (0.31) $ (0.38)   $ (0.40) $ (0.98)  $  (1.22)  $  (0.51) $  (0.63)  $  (0.85)
                                =======  =======    =======  =======   ========   ========  ========   ========
 Shares used in computing
  basic and diluted net loss
  per share..................     3,781    4,819      6,445    5,878     10,389     26,974    27,986     28,409
                                =======  =======    =======  =======   ========   ========  ========   ========

FACTORS THAT MAY AFFECT FUTURE RESULTS

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

   eGain incurred net losses of approximately $68.4 million for the fiscal year ended June 30, 2000. As of June 30, 2000, eGain had an accumulated deficit of approximately $80.7 million. eGain expects to continue to incur net losses for the foreseeable future. If eGain continues to incur net losses, it may not be able to increase its number of employees or its investment in capital equipment, sales, marketing, customer support and research and development programs in accordance with its present plans. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock will likely decline. If eGain does achieve profitability, it may not sustain or increase profitability in the future.

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

   eGain was incorporated in September 1997 and shipped its first product in September 1998. Because of this limited operating history and other factors, eGain's quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the ecommerce customer communications market and other factors, eGain's quarterly revenue and operating results may fluctuate from quarter to quarter. It is possible that eGain's operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of eGain common stock is likely to decline.

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

  .  eGain's ability to develop new products and services;

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

  .  timing of large contracts;

  . integration of newly acquired businesses and technologies as planned, including eGain's purchase of Inference;

  .  changes in market conditions limiting eGain's ability to raise capital;

  .  general business conditions in the industry;

  .  failure to increase eGain's international sales; and

  . governmental regulation regarding the Internet and ecommerce in particular.

   eGain bases its expense levels in part on its expectations regarding future revenue levels. If eGain's revenue for a particular quarter is lower than it expects, it may be unable to proportionately reduce its operating expenses for that quarter. For example, eGain's hosting agreements are typically for a period of one year and automatically renew unless terminated by either party with 30 days' prior notice. In addition, some of eGain's hosting agreements give the customer the right to terminate the contract at any time. Period-to-period comparisons of eGain's operating results are not a good indication of its future performance.

eGain must compete successfully in the ecommerce customer communications market

   The ecommerce customer communications market is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer communications software applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer communications, including AskJeeves, Inc., Brightware, Inc., Broadbase Software, Inc., E.Piphany, Inc., Kana Communications, Inc., Primus Knowledge Solutions, Inc., Quintus Corp., and WebLine Communications Corp., a subsidary of Cisco Systems, Inc. In addition, some of eGain's competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc., a subsidiary of Nortel Networks Corp., PeopleSoft, Inc. and Seibel System, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation and similar companies, may seek to leverage their existing relationships and capabilities to offer ecommerce customer communications applications.

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

eGain may engage in future acquisitions or investments that could dilute eGain's existing stockholders, cause eGain to incur significant expenses or harm its business

   eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. For example, eGain acquired Inference Corporation in June 2000. There can be no assurance that eGain can effectively integrate Inference's products, including k-Commerce Support Enterprise and k-Commerce Sales, successfully with the eGain platform. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain's existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain's operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain's operating results.

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

If eGain fails to expand its sales, marketing and customer support activities, it may be unable to expand its business

   If eGain does not successfully expand its sales, marketing and customer support activities, eGain may not be able to expand its business, and eGain's common stock price could decline. The complexity of eGain's ecommerce customer communications platform and related products and services requires it to have highly trained sales, marketing and customer support personnel, to educate prospective customers regarding the use and benefits of eGain's services, and provide effective customer support. With eGain's relatively brief operating history and its plans for expansion, eGain has considerable need to recruit, train, and retain qualified staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and to enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain's revenue. Because many of eGain's current sales, marketing and customer support personnel have recently joined eGain and have limited experience working together, eGain's sales, marketing and customer support organization may not be able to compete successfully against bigger and more experienced organizations of its competitors.

eGain must recruit and retain its key employees to expand its business

   eGain's success will depend on the skills, experience and performance of eGain's senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for only a short period of time. Recently, eGain has hired a number of senior executives. The loss of the services of any of eGain's senior management or other key personnel, including eGain's Chief Executive Officer and co-founder, Ashutosh Roy, and eGain's President and co-founder, Gunjan Sinha, could harm its business. Additionally, the services of Charles Jepson, former Inference President and Chief Executive Officer, will be needed during the integration of Inference's operations. eGain does not have employment agreements with, or life insurance policies on, most of its key employees. Most of these employees may terminate their employment with eGain at any time. eGain's success also will depend on its ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and eGain has had difficulty hiring employees in its desired timeframes. In particular, eGain may be unable to hire a sufficient number of qualified software engineers and information technology professionals. If eGain fails to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, eGain's business and its ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. eGain could incur substantial costs in defending itself against any of these claims, regardless of the merits of such claims.

eGain's failure to expand third-party distribution channels would impede its revenue growth

   To increase its revenue, eGain must increase the number of its marketing and distribution partners, including software and hardware vendors and resellers. eGain's existing or future marketing and distribution partners may choose to devote greater resources to marketing and supporting the products of competitors which could also harm eGain. eGain's failure to expand third-party distribution channels would impede its revenue growth.

   Similarly, to increase its revenue and implementation capabilities, eGain must develop and expand relationships with systems integrators. eGain relies on systems integrators to recommend eGain's products to their customers and to install and support eGain's products for their customers. Systems integrators may develop, market or recommend software applications that compete with eGain's products. Moreover, if these firms fail to implement eGain's products successfully for their customers, eGain may not have the resources to implement its products on the schedule required by its customers.

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

Due to the lengthy sales cycles of some of eGain's products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

   eGain's sales cycle for its ecommerce customer communications applications can be six months or more, and varies substantially from customer to customer. While eGain's potential customers are evaluating eGain's products before placing orders, eGain may incur substantial sales and marketing expenses and spend significant management effort. Consequently, if revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, eGain may incur significant expenses that are not offset by corresponding revenue.

If eGain does not successfully address the risks inherent in the expansion of its international operations, its business could suffer

   eGain intends to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, eGain has established subsidiaries in the United Kingdom, Australia, and the Netherlands. If the company's revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, eGain's business and operating results will suffer. eGain has limited experience in international operations and may not be able to compete effectively in international markets. eGain faces various risks inherent in conducting business internationally, such as the following:

  .  unexpected changes in international regulatory requirements;

  . difficulties and costs of staffing and managing international operations;

  .  differing technology standards;

  . difficulties in collecting accounts receivable and longer collection periods;

  .  political and economic instability;

  .  fluctuations in currency exchange rates;

  .  imposition of currency exchange controls;

  .  potentially adverse tax consequences;

  . reduced protection for intellectual property rights in foreign countries; and

  .  general business conditions.

eGain's recent growth has placed a strain on its resources and if eGain fails to manage its future growth, its business could suffer

   eGain recently began to expand its operations rapidly and intends to continue this expansion. The completed acquisitions of Inference and Big Science are two examples of this expansion. This rapid expansion has placed, and is expected to continue to place, a significant strain on eGain's managerial, operational and financial resources. To manage further growth, eGain will need to improve or replace its existing operational, customer support and financial systems, procedures and controls. Any failure by eGain to properly manage these system and procedural transitions could impair its ability to attract and service customers, and could cause it to incur higher operating costs and delays in the execution of its business plan. eGain will also need to continue the expansion of its operations and employee base. eGain's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, eGain's management may not be able to successfully identify, manage and exploit existing and potential market opportunities.

eGain may not be able to upgrade its systems and the eGain Hosted Network to accommodate growth in ecommerce

   eGain faces risks related to the ability of the eGain Hosted Network to operate with higher activity levels while maintaining expected performance. As the volume and complexity of ecommerce customer communications increase, eGain will need to expand its systems and hosted network infrastructure. The expansion and adaptation of eGain's network infrastructure will require substantial financial, operational and management resources. Customer demand for eGain's products and services could be greatly reduced if eGain fails to maintain high capacity data transmission. In addition, as eGain upgrades its network, eGain is likely to encounter equipment or software incompatibility. eGain may not be able to expand or adapt the eGain Hosted Network to meet additional demand or eGain's customers' changing requirements in a timely manner or at all.

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

   eGain's success largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Most of eGain's computer and communications systems are located in Sunnyvale, California. eGain's systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

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

   The eGain Hosted Network consists of virtual data centers co-located in the physical data centers of eGain's hosting partners including AboveNet Communications, GlobalCenter Inc. and Exodus Communications. Accordingly, eGain relies on the speed and reliability of the systems and networks of these hosting partners. If eGain's hosting partners experience system interruptions or delays, or if eGain does not maintain or develop relationships with reliable hosting partners, eGain's business could suffer.

Problems arising from use of eGain's products with other vendors' products could cause eGain to incur significant costs, divert attention from eGain's product development efforts and cause customer relations problems

   eGain's customers generally use eGain products together with products from other companies. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. Even when these problems are not caused by eGain's products, they may cause it to incur significant warranty and repair costs, divert the attention of eGain's engineering personnel from product development efforts and cause significant customer relations problems.

eGain may be unable to protect its intellectual property and proprietary rights

   eGain regards its patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with eGain employees, customers and partners to protect its proprietary rights. eGain has numerous registered trademarks and trademark applications pending in the United States and internationally, as well as common law trademark rights. In addition, eGain owns several patents in the area of case-based reasoning, and has patents pending relating to various technologies. eGain will seek additional trademark and patent protection in the future. eGain does not know if its trademark and patent applications will be granted, or whether they will provide the protection eGain desires, or whether they will subsequently be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect eGain's proprietary rights as fully as in the United States. Furthermore, eGain's competitors may independently develop technology similar to eGain's technology.

   Despite eGain's efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use eGain's products or technology. These precautions may not prevent misappropriation or infringement of eGain's intellectual property. In addition, eGain routinely requires its employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before eGain will disclose any sensitive aspects of its products, technology, or business plans. In addition, eGain requires employees to agree to surrender to eGain any proprietary information, inventions or other intellectual property they generate or come to possess while employed by eGain. Despite eGain's efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. These precautions may not prevent misappropriation or infringement of its intellectual property. In addition, some of eGain's license agreements with certain customers and partners require eGain to place the source code for its products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against eGain, or if eGain materially breaches a contractual commitment to provide support and maintenance to the party.

eGain may face intellectual property infringement claims that could be costly to defend

   Third parties may infringe or misappropriate eGain's copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against eGain. Although eGain has received no notice of any alleged infringement, eGain's products may infringe issued patents that may relate to its products. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to eGain's software products. eGain may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running eGain's business. This litigation could also require eGain to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. eGain's failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business.

eGain may need to license third-party technologies and may be unable to do so

   To the extent eGain needs to license third-party technologies, it may be unable to do so on commercially reasonable terms or at all. In addition, eGain may fail to successfully integrate any licensed technology into its products or services. Third-party licenses may expose eGain to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of eGain's own proprietary technology, and eGain's inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. eGain's inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm eGain's business and operating results.

The conversion of our preferred shares and the exercise of the related warrants could result in substantial numbers of additional shares being issued if our market price declines.

   On August 8, 2000, eGain issued 35.11 shares of series A cumulative convertible preferred stock and 849.89 shares of series B cumulative convertible preferred stock, and warrants to purchase approximately

3.8 million shares of eGain common stock with a current warrant exercise price of $9.2517 per share. The series A shares are convertible into common stock and, subject to stockholder approval, the series B shares are convertible into series A shares. The series A shares are convertible into common stock at a conversion price of $9.2517 per share. However, if the average market price of eGain common stock for the 20 trading days preceding August 8, 2001 is less than $9.2517, the conversion price will be adjusted to a price equal to 122% of such average trading price; provided that in no event shall the conversion price be adjusted to less than $5.6875 per share. Accordingly, a decrease in the price of eGain common stock in August 2001 will increase the number of shares of common stock issuable upon conversion of the preferred stock.

   To the extent the preferred shares are converted or dividends on the preferred shares are paid in shares of common stock rather than cash, a significant number of shares of common stock may be sold into the market, such sales could decrease the price of our common stock and encourage short sales by selling securityholders (subject to the price floor described above) or others. Any such short sales could place further downward pressure on the price of eGain common stock, requiring the issuance of a greater number of shares of eGain common stock upon future conversions of the preferred shares.

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

eGain may need additional capital, and raising additional capital may dilute existing stockholders

   eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next 12 months. However, eGain may choose to, or be required to, raise additional funds due to unforeseen circumstances. If eGain's capital requirements vary materially from those currently planned, it may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to eGain and may be dilutive to existing stockholders.

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

   Further, any delays in the general market acceptance of eGain's ecommerce customer communications applications would likely harm its competitive position. Any delay would allow eGain's competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop ecommerce customer communications applications and solicit prospective customers within eGain's target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

   To be competitive in the ecommerce customer communications market, eGain must continually improve the performance, features and reliability of eGain products and services, including eGain existing ecommerce customer communications applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. If eGain cannot bring new or enhanced products to market in a timely and effective way, its business and operating results will suffer. More generally, if eGain cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, eGain's business and operating results will suffer.

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

Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for eGain's services or increase eGain's cost of doing business

   Governmental regulation may impair the growth of the Internet or commercial online services. This could decrease the demand for eGain's products and services, increase its cost of doing business or otherwise harm its business and operating results. Although there are currently few laws and regulations directly applicable to the Internet and the use of the Internet as a commercial medium, a number of laws have been proposed involving the Internet. These proposed laws include laws addressing user privacy, pricing, content, copyrights, distribution, antitrust, and characteristics and quality of products and services. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   eGain develops products in the United States and India and sells these products internationally. Generally, sales are made in local currency. As a result, eGain's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. eGain does not currently use derivative instruments to hedge against foreign exchange risk.

   eGain's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain's investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 5.5% to 6.0%, and have maturities of six months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        eGAIN COMMUNICATIONS CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999
                        eGAIN COMMUNICATIONS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------
Independent Auditors' Report............................................   35

Consolidated Financial Statements:

  Consolidated Balance Sheets, June 30, 2000 and 1999 ..................   36

  Consolidated Statements of Operations for the periods ended June 30,
   2000, 1999 and 1998 .................................................   37

  Consolidated Statements of Stockholders' Equity for the periods ended
   June 30, 2000, 1999 and 1998 ........................................   38

  Consolidated Statements of Cash Flows for the periods ended June 30,
   2000, 1999 and 1998 .................................................   40

  Notes to Consolidated Financial Statements............................   41

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of eGain Communications Corporation

   We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2000, and from the period from inception (September 10, 1997) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eGain Communications Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, and for the period from inception (September 10, 1997) to June 30, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
July 28, 2000, except for Note 9
as to which the date is August 28, 2000
                        eGAIN COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS

Current assets:
  Cash and cash equivalents................................ $ 27,201  $  1,265
  Short-term investments, held as available for sale.......    2,991       --
  Accounts receivable, less allowances for doubtful
   accounts of $714 and $32 at June 30, 2000 and 1999,
   respectively............................................    8,589       705
  Prepaid and other current assets.........................    4,456       513
                                                            --------  --------
    Total current assets...................................   43,237     2,483
Property and equipment, net................................   11,690     1,133
Goodwill and other intangible assets, net..................  119,629    20,195
Other assets...............................................    1,344       154
                                                            --------  --------
                                                            $175,900  $ 23,965
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings--line of credit.......................... $  1,000  $  1,000
  Accounts payable.........................................    5,305       684
  Accrued compensation.....................................    8,509       343
  Accrued liabilities......................................    4,434       475
  Accrued acquisition-related costs........................    3,496       --
  Deferred revenue.........................................    7,286       302
  Current portion of capital lease obligations.............    1,116       --
  Current portion of notes payable.........................      182       435
                                                            --------  --------
    Total current liabilities..............................   31,328     3,239
Capital lease obligations, net of current portion..........      729       --
Notes payable, net of current portion......................      343       221
Other long-term liabilities................................      129        22
                                                            --------  --------
    Total liabilities......................................   32,529     3,482

Commitments

Stockholders' equity:
  Convertible preferred stock, $0.001 par value, none and
   10,036 shares authorized at June 30, 2000 and 1999, none
   and 9,566 shares issued and outstanding at June 30, 2000
   and 1999................................................      --         10
  Preferred stock: $0.001 par value; 5,000 shares
   authorized, no shares issued and outstanding............      --        --
  Common stock, $0.001 par value, 50,000 shares authorized,
   35,841 and 10,947 shares issued and outstanding at June
   30, 2000 and 1999.......................................       36        11
  Additional paid-in capital...............................  231,475    41,804
  Notes receivable from stockholders.......................     (475)     (144)
  Deferred stock compensation..............................   (6,798)   (8,956)
  Accumulated other comprehensive income (loss)............     (193)        1
  Accumulated deficit......................................  (80,674)  (12,243)
                                                            --------  --------
    Total stockholders' equity.............................  143,371    20,483
                                                            --------  --------
                                                            $175,900  $ 23,965
                                                            ========  ========

                            See accompanying notes.

                        eGAIN COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                                  Period from
                                              Year Ended June      inception
                                                    30,          (September 10,
                                             ------------------     1997) to
                                               2000      1999    June 30, 1998
                                             --------  --------  --------------
Revenue:
  Hosting................................... $  3,534  $    137     $   --
  License...................................    5,053       473         --
  Services..................................    4,775       409           2
                                             --------  --------     -------
    Total revenue...........................   13,362     1,019           2
  Cost of revenue--direct...................   14,550     1,772          52
  Cost of revenue--acquisition related......      103       --          --
                                             --------  --------     -------
    Gross profit (loss).....................   (1,291)     (753)        (50)
Operating costs and expenses:
  Research and development..................   11,752     2,096         314
  Sales and marketing.......................   27,893     4,182         246
  General and administrative................    7,211     1,235         214
  Amortization of goodwill and other
   intangible assets........................   10,945     1,217         --
  Amortization of deferred compensation.....   10,553     1,817          58
  Restructuring.............................       71       --          --
                                             --------  --------     -------
    Total operating costs and expenses......   68,425    10,547         832
                                             --------  --------     -------
Loss from operations........................  (69,716)  (11,300)       (882)
Interest income.............................    2,047       111           2
Interest and other expenses.................     (762)     (116)        (58)
                                             --------  --------     -------
Net loss.................................... $(68,431) $(11,305)    $  (938)
                                             ========  ========     =======
Per share information:
  Basic and diluted net loss per share...... $  (2.92) $  (2.14)    $(17.78)
                                             ========  ========     =======
  Shares used in computing basic and diluted
   net loss per share.......................   23,440     5,295          53
                                             ========  ========     =======


                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                     Convertible                               Notes                   Accumulated
                   Preferred Stock Common Stock  Additional  Receivable    Deferred       Other                     Total
                   --------------- -------------  Paid-in       From        Stock     Comprehensive Accumulated Stockholders'
                    Shares  Amount Shares Amount  Capital   Stockholders Compensation Income (Loss)   Deficit      Equity
                   -------- ------ ------ ------ ---------- ------------ ------------ ------------- ----------- -------------
Issuance of
common stock to
founders.........       --   $ --   8,000  $  8   $   287      $ --        $    --        $ --       $    --      $    295
Issuance of
Series A
convertible
preferred stock
for cash and
conversion of
notes, net of
issuance costs of
$26..............     5,406     5     --     --     4,324        --             --          --            --         4,329
Interest expense
from outstanding
warrants.........       --     --     --     --        57        --             --          --            --            57
Deferred stock
compensation.....       --     --     --     --       234        --            (234)        --            --           --
Amortization of
deferred stock
compensation.....       --     --     --     --       --         --              58         --            --            58
Net loss.........       --     --     --     --       --         --             --          --           (938)        (938)
                   --------  ----  ------  ----   -------      -----       --------       ----       --------     --------
BALANCES AT JUNE
30, 1998.........     5,406     5   8,000     8     4,902        --            (176)        --           (938)       3,801
Issuance of
Series B
convertible
preferred stock
for cash, net of
issuance costs of
$25..............     2,550     3     --     --     5,073        --             --          --            --         5,076
Issuance of
common stock upon
exercise of
employee stock
options and other
issuances under
the 1998 Stock
Plan, net of
repurchases......       --     --   1,491     2       166       (144)           --          --            --            24
Issuance of
Series C
preferred and
common stock in
connection with
Sitebridge
Corporation
acquisition......     1,610     2   1,456     1    21,008        --             --          --            --        21,011
Interest expense
from outstanding
warrants.........       --     --     --     --        36        --             --          --            --            36
Deferred stock
compensation.....       --     --     --     --    10,619        --         (10,619)        --            --           --
Amortization of
deferred stock
compensation.....       --     --     --     --       --         --           1,839         --            --         1,839
Comprehensive
loss:
 Net loss........       --     --     --     --       --         --             --          --        (11,305)     (11,305)
 Foreign currency
 translation
 adjustments.....       --     --     --     --       --         --             --           1            --             1
Comprehensive
loss.............       --     --     --     --       --         --             --          --            --           --
                   --------  ----  ------  ----   -------      -----       --------       ----       --------     --------
BALANCES AT JUNE
30, 1999.........     9,566  $ 10  10,947  $ 11   $41,804      $(144)      $ (8,956)      $  1       $(12,243)    $ 20,483
                   Comprehensive
                       Loss
                   -------------
Issuance of
common stock to
founders.........
Issuance of
Series A
convertible
preferred stock
for cash and
conversion of
notes, net of
issuance costs of
$26..............
Interest expense
from outstanding
warrants.........
Deferred stock
compensation.....
Amortization of
deferred stock
compensation.....
Net loss.........
BALANCES AT JUNE
30, 1998.........
Issuance of
Series B
convertible
preferred stock
for cash, net of
issuance costs of
$25..............
Issuance of
common stock upon
exercise of
employee stock
options and other
issuances under
the 1998 Stock
Plan, net of
repurchases......
Issuance of
Series C
preferred and
common stock in
connection with
Sitebridge
Corporation
acquisition......
Interest expense
from outstanding
warrants.........
Deferred stock
compensation.....
Amortization of
deferred stock
compensation.....
Comprehensive
loss:
 Net loss........    $(11,305)
 Foreign currency
 translation
 adjustments.....           1
Comprehensive
loss.............    $(11,304)
                   =============
BALANCES AT JUNE
30, 1999.........

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                                (in thousands)

                    Convertible
                     Preferred                                 Notes                   Accumulated
                       Stock       Common Stock  Additional  Receivable    Deferred       Other                     Total
                   --------------- -------------  Paid-in       From        Stock     Comprehensive Accumulated Stockholders'
                   Shares   Amount Shares Amount  Capital   Stockholders Compensation Income (Loss)   Deficit      Equity
                   -------  ------ ------ ------ ---------- ------------ ------------ ------------- ----------- -------------
BALANCES AT JUNE
30, 1999.........    9,566   $ 10  10,947  $11    $ 41,804     $(144)      $(8,956)       $   1      $(12,243)    $ 20,483
Issuance of
Series D
preferred stock
for cash.........      652     --     --    --       5,152       --            --           --            --         5,152
Issuance of
preferred stock
upon exercise of
warrants.........      289     --     --    --         108       --            --           --            --           108
Conversion of
preferred stock
to common stock
under initial
public offering..  (10,507)   (10) 10,507   10         --        --            --           --            --           --
Issuance of
common stock
under the initial
public offering,
net of issuance
costs of $5,983
 .................      --      --   5,750    6      63,011       --            --           --            --        63,017
Issuance of
common stock upon
exercise of
employee stock
options and other
issuances under
the 1998 Stock
Plan, net of
repurchases......      --      --   1,746    2         489      (331)          --           --            --           160
Issuance of
common stock
under employee
stock purchase
plan.............      --      --      75   --         766       --            --           --            --           766
Issuance of
common stock upon
exercise of
warrants.........      --      --     175   --         141       --            --           --            --           141
Issuance of
common stock in
connection with
Big Science
Company
acquisition......      --      --     740    1      32,258       --            --           --            --        32,259
Issuance of
common stock in
connection with
Inference
Corporation
acquisition......      --      --   5,901    6      79,351       --            --           --            --        79,357
Deferred stock
compensation.....      --      --     --    --       7,194       --         (7,194)         --            --           --
Amortization of
deferred stock
compensation.....      --      --     --    --       1,201       --          9,352          --            --        10,553
Comprehensive
loss:
 Net loss........      --      --     --    --         --        --            --           --        (68,431)     (68,431)
 Unrealized loss
 on debt and
 equity
 securities......      --      --     --    --         --        --            --          (163)          --          (163)
 Foreign currency
 translation
 adjustments.....      --      --     --    --         --        --            --           (31)          --           (31)
Comprehensive
loss.............      --      --     --    --         --        --            --           --            --           --
                   -------   ----  ------  ---    --------     -----       -------        -----      --------     --------
BALANCES AT JUNE
30, 2000.........      --    $ --  35,841  $36    $231,475     $(475)      $(6,798)       $(193)     $(80,674)    $143,371
                   =======   ====  ======  ===    ========     =====       =======        =====      ========     ========
                   Comprehensive
                       Loss
                   -------------
BALANCES AT JUNE
30, 1999.........
Issuance of
Series D
preferred stock
for cash.........
Issuance of
preferred stock
upon exercise of
warrants.........
Conversion of
preferred stock
to common stock
under initial
public offering..
Issuance of
common stock
under the initial
public offering,
net of issuance
costs of $5,983
 .................
Issuance of
common stock upon
exercise of
employee stock
options and other
issuances under
the 1998 Stock
Plan, net of
repurchases......
Issuance of
common stock
under employee
stock purchase
plan.............
Issuance of
common stock upon
exercise of
warrants.........
Issuance of
common stock in
connection with
Big Science
Company
acquisition......
Issuance of
common stock in
connection with
Inference
Corporation
acquisition......
Deferred stock
compensation.....
Amortization of
deferred stock
compensation.....
Comprehensive
loss:
 Net loss........    $(68,431)
 Unrealized loss
 on debt and
 equity
 securities......        (163)
 Foreign currency
 translation
 adjustments.....         (31)
                   -------------
Comprehensive
loss.............    $(68,625)
                   =============
BALANCES AT JUNE
30, 2000.........

                            See accompanying notes.

                        eGAIN COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Period from
                                             Year Ended           inception
                                              June 30,         (September 10,
                                          ------------------  1997) to June 30,
                                            2000      1999          1998
                                          --------  --------  -----------------
Cash flows from operating activities:
  Net loss..............................  $(68,431) $(11,305)      $ (938)
  Adjustments to reconcile net loss to
   net cash used in
   operating activities:
   Depreciation.........................     1,887       279            7
   Amortization of goodwill and other
    intangible assets...................    11,048     1,217          --
   Amortization of deferred
    compensation........................    10,553     1,817           58
   Purchased in-process research and
    development.........................       345       --           --
   Interest expense associated with
    warrants............................        22        36           57
   Changes in operating assets and
    liabilities, net of effects from
    acquisitions of Inference and Big
    Science:
     Accounts receivable................    (3,102)     (654)         --
     Prepaid and other current assets...    (2,660)     (456)         (49)
     Other assets.......................      (761)     (137)         --
     Accounts payable...................     3,700       418          188
     Accrued compensation...............     4,588       268            1
     Other accrued liabilities..........     2,012       410          --
     Deferred revenue...................     2,145       302          --
     Other liabilities..................       102        22          --
                                          --------  --------       ------
Net cash used in operating activities...   (38,552)   (7,783)        (676)
Cash flows from investing activities:
  Purchases of property and equipment...    (8,652)   (1,259)        (117)
  Net cash assumed in Inference
   acquisition..........................     7,391       --           --
  Net cash assumed in Sitebridge
   acquisition..........................       --         78          --
  Purchases of short-term securities....   (26,546)      --           --
  Proceeds from sale of short-term
   securities...........................    23,392       --           --
                                          --------  --------       ------
Net cash used in investing activities...    (4,415)   (1,181)        (117)
Cash flows from financing activities:
  Payments on borrowings................      (555)      (44)         --
  Payments on capital lease
   obligations..........................      (263)      --           --
  Proceeds from borrowings..............       408     1,342          --
  Net proceeds from issuance of
   preferred stock......................     5,152     5,075        4,329
  Net proceeds from issuance of common
   stock................................    64,192        24          295
                                          --------  --------       ------
Net cash provided by financing
 activities.............................    68,934     6,397        4,624
Effect of exchange rate differences on
 cash...................................       (31)        1          --
                                          --------  --------       ------
Net increase (decrease) in cash and cash
 equivalents............................    25,936    (2,566)       3,831
Cash and cash equivalents at beginning
 of year................................     1,265     3,831          --
                                          --------  --------       ------
Cash and cash equivalents at end of
 year...................................  $ 27,201  $  1,265       $3,831
                                          ========  ========       ======
Supplemental cash flow disclosures:
  Cash paid for interest................  $    278  $    111       $  --
  Cash paid for income taxes............       279       --           --
  Equipment acquired under capital
   leases...............................     2,108       --           --
  Deferred compensation on stock
   options..............................     7,194    10,619          234
  Net unrealized loss on debt and equity
   securities...........................       163       --           --
  Conversion of promissory notes to
   preferred stock......................       --        --           800

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

   eGain is a leading provider of intelligent customer communications solutions for companies engaged in ecommerce. eGain's products and services help businesses deliver a superior customer experience by providing a powerful suite of service, support, and marketing applications that effectively manage customer interactions throughout the customer lifecycle and establish stronger, lasting customer relationships. These applications also enhance operational efficiencies as they improve workflow management and reduce volume to call and support centers. Accordingly, eGain enables businesses to increase revenues and reduce costs.

Principles of Consolidation

   The consolidated financial statements include the accounts of eGain and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents

   eGain considers investments that are highly liquid, readily convertible to cash and that mature within three months from the date of purchase to be cash equivalents. eGain's cash equivalents consisted of the following (in thousands):

                                                                     June 30,
                                                                  --------------
                                                                   2000    1999
                                                                  ------- ------
     Cash........................................................ $   945 $   33
     Money market funds..........................................   8,932  1,232
     Commercial paper............................................  17,324    --
                                                                  ------- ------
                                                                  $27,201 $1,265
                                                                  ======= ======

Short-term Investments

   Short-term investments are securities with maturities of more than 90 days but less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt and securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/loss. Realized gains and losses and interest and dividends on all securities are included in interest income. As of June 30, 2000, eGain had an investment in a single debt security with a contractual maturity of approximately 10 months that had a fair value of $2,991,000 and an amortized cost basis of $3,154,000.

Fair Value of Financial Instruments

   eGain's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. eGain does not have any derivative financial instruments. eGain believes the reported carrying amounts of its financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

                       eGAIN COMMUNICATIONS CORPORATION

Concentration of Credit Risk

   Financial instruments that subject eGain to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. eGain invests excess cash primarily in money market funds and commercial paper, which are highly liquid securities that bear minimal risk. In addition, eGain has investment policies and procedures that are reviewed periodically to minimize credit risk.

   eGain's customer base extends across many different industries and geographic regions. eGain performs ongoing credit evaluations and generally do not require collateral. In addition, eGain routinely assess the financial strength of its customers and, as a consequence, believe that its accounts receivable credit risk exposure is limited.

   To date, eGain's bad debt write-offs have not been significant. eGain added approximately $723,000 in fiscal 2000 and $25,000 in fiscal 1999 to its allowance for doubtful accounts. Total write-offs of uncollectible amounts were $34,000 in fiscal 2000 and $0 in fiscal 1999.

   For the year ended June 30, 2000, no single customer accounted for more than 10% of revenue. For the year ended June 30, 1999, two customers accounted for 26% of revenue. One customer represented all of the revenue for the period from inception (September 10, 1997) to June 30, 1998.

Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 years). Leasehold improvements are amortized over the corresponding lease term or their estimated useful lives, whichever is shorter.

   eGain capitalizes costs for development of internal use software in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which requires that all costs related to the development or acquisition of internal use software incurred during the application development stage be capitalized. During fiscal 2000, we capitalized $1,314,000.

Goodwill and Purchased Intangible Assets

   Goodwill represents the excess of the purchase price over the estimated fair market value of tangible and intangible net assets acquired in a business combination. Under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), the carrying values of long-term assets and intangibles other than developed technology ("other intangibles") are regularly reviewed to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. Such indicators would include a lack of successful further development and integration of the acquired company's technology into eGain's operations, lack of the market acceptance of the products and lower than expected cash flows from operations. No impairment has been indicated to date. If there is an indication of impairment in the future, and undiscounted expected future cash flows are less than the carrying amount of the assets, eGain will measure the amount of the loss based on discounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

   In addition, eGain assesses the impairment of goodwill not included in the scope of SFAS 121 under Accounting Principles Board Opinion No. 17, Intangible Assets, ("APB 17"). Write-offs and write-downs to net
                       eGAIN COMMUNICATIONS CORPORATION
realizable value of goodwill not included in the scope of SFAS 121 will typically be made only if eGain has effectively abandoned and stopped selling virtually all of the products acquired in an acquisition. No impairment has been indicated to date.

   Purchased developed technology is amortized based on the greater of the straight-line basis over the estimated useful life or the ratio of current revenues to the total of current and anticipated future revenues. The recoverability of the carrying value of purchased developed technology and associated goodwill is reviewed periodically. The carrying value of developed technology is compared to the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net undiscounted cash flows). To the extent that the carrying value exceeds the undiscounted cash flows the difference will be written off. No write-off has been recorded to date.

   Goodwill and purchased intangible assets consisted of the following at June 30, 2000 (in thousands):

                                                                        Total
                                                                       --------
     Goodwill......................................................... $119,594
     Customer base....................................................    4,951
     Developed technology.............................................    4,375
     Workforce........................................................    2,925
     Trademark........................................................       50
                                                                       --------
       Gross intangible assets........................................  131,895
     Accumulated amortization.........................................  (12,266)
                                                                       --------
       Intangible assets, net......................................... $119,629
                                                                       ========

Revenue Recognition

   Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

   eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License fee revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, regardless of any separate prices stated within the contract for each element. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered.

   Service revenue is primarily comprised from consulting fees, maintenance agreements, and training. Service revenue from consulting and training billed on a time and materials basis is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone
                       eGAIN COMMUNICATIONS CORPORATION
events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

   In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, "Long-Term Construction--Type Contracts," using the relevant guidance from SOP 97-2 and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

Advertising Costs

   Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expenses for the years ended June 30, 2000 and 1999 were $4,291,000 and $210,000 respectively, and zero for the period from inception (September 10, 1997) to June 30, 1998.

Software Development Costs

   Software development costs are included in research and development and are expensed as incurred until the technological feasibility of the product is achieved. To date, the period between achieving technological feasibility and general availability of software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

Stock-Based Compensation

   eGain accounts for its stock-based compensation arrangements with employees using the intrinsic value method as allowed under Accounting Principles Board No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), eGain is required to disclose the pro forma effects on operating results as if eGain had elected to use the fair value approach to account for all of its stock-based employee compensation plans.

   In accordance with SFAS 123, stock options and warrants issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Income Taxes

   Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                       eGAIN COMMUNICATIONS CORPORATION

Net Loss Per Share

   Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from convertible preferred stock, outstanding stock options and warrants using the treasury stock method.

   The following table represents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                  Period from
                                                                   inception
                                              Year ended June    (September 10,
                                                    30,               1997)
                                             ------------------   to June 30,
                                               2000      1999         1998
                                             --------  --------  --------------
Net loss.................................... $(68,431) $(11,305)    $  (938)
                                             ========  ========     =======
Basic and diluted:
  Weighted-average shares outstanding.......   24,940     8,757         154
  Less weighted-average shares subject to
   repurchase...............................   (1,500)   (3,462)       (101)
                                             --------  --------     -------
  Weighted-average shares used in computing
   basic and diluted net loss per share.....   23,440     5,295          53
                                             ========  ========     =======
Basic and diluted net loss per share........ $  (2.92) $  (2.14)    $(17.78)
                                             ========  ========     =======

   Outstanding options and warrants to purchase 5,819,000, 2,834,000 and 700,000 shares of common stock at June 30, 2000 and 1999, and 1998, respectively, were not included in the computation of diluted net loss per share for the periods presented as a result of their anti-dilutive effect. Such options and warrants could have a dilutive effect in future periods.

Foreign Currency Translation

   Assets and liabilities of our foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

Comprehensive Loss

   eGain reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, 2000 is shown in the statement of stockholders' equity.

                       eGAIN COMMUNICATIONS CORPORATION

Segment Information

   eGain operates in one segment, the development and marketing of customer service infrastructure solutions. eGain markets and sells its products throughout North America, principally the U.S., and Europe and Asia Pacific, which comprise international activities. Information relating to eGain's geographic areas for the year ended June 30, 2000 is as follows (in thousands):

                                                  Total   Operating  Identifiable
                                                 Revenues   Loss        Assets
                                                 -------- ---------  ------------
   North America................................ $12,208  $(68,355)    $50,530
   International................................   1,154    (1,361)      5,741
                                                 -------  --------     -------
                                                 $13,362  $(69,716)    $56,271
                                                 =======  ========     =======

   Total revenues and operating losses generated by eGain's foreign operations and their corresponding identifiable assets were not material in the year ended June 30, 1999 and for the period from inception (September 10, 1997) to June 30, 1998. In addition, eGain's export revenue has not been material in any period presented.

Reclassification

   Certain reclassifications have been made to prior years' amounts in order to conform to the current year's presentation.

New Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which will be effective for the year ending June 30, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. eGain believes the adoption of SFAS 133 will not have a material effect on the financial statements, since eGain currently does not invest in derivative instruments and engage in hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the quarter ended December 31, 2000. eGain is currently evaluating the impact, if any, of SAB 101 on its revenue recognition policy and its consolidated financial statements.

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this
                       eGAIN COMMUNICATIONS CORPORATION

Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. eGain does not anticipate the adoption of FIN 44 will have a material impact on its financial statements.

2. BUSINESS ACQUISITIONS

   On March 7, 2000, eGain acquired all of the assets and liabilities of Big Science Company ("Big Science"), a developer of self service software products for approximately $34,200,000. eGain issued approximately 740,000 shares of its common stock in the acquisition and assumed options that can be exercised for approximately 50,000 shares of its common stock. The results of Big Science's operations have been combined with those of eGain since the date of acquisition.

   On June 29, 2000, eGain acquired all of the outstanding common stock of Inference Corporation ("Inference"), a developer of one-to-one sales, service and support solutions over the Web, for approximately $80,100,000. eGain issued approximately 5,900,000 shares of its common stock in the acquisition and assumed options that can be exercised for approximately 1,600,000 shares of its common stock. The results of Inference's operations have been combined with those of eGain since the date of acquisition.

   The Big Science and Inference acquisitions have been accounted for using the purchase method of accounting. Consideration for these transactions consisted of the following (in thousands):

                                                           Big Science Inference
                                                           ----------- ---------
     eGain common stock...................................   $30,496    $66,392
     Options assumed by eGain.............................     1,790     13,008
     Cash.................................................       681        --
     Transaction costs....................................     1,194        663
                                                             -------    -------
                                                             $34,161    $80,063
                                                             =======    =======

   The following is a summary of the preliminary purchase price allocation (in thousands):

                                                          Big Science Inference
                                                          ----------- ---------
     Tangible assets.....................................   $    90   $ 16,819
     Goodwill............................................    32,933     66,699
     Customer Base.......................................       220      4,681
     Developed technology................................       900      2,425
     Workforce...........................................       320      2,255
     Trademark...........................................        50        --
     In-process research and development.................       --         345
     Liabilities assumed.................................      (352)   (13,161)
                                                            -------   --------
                                                            $34,161   $ 80,063
                                                            =======   ========

   The total amount allocated to goodwill and other intangible assets related to the Big Science acquisition is being amortized on a straight-line basis over a period of three years. In connection with the Inference acquisition, goodwill and customer base is being amortized on a straight-line basis over a period of four years, while developed technology and workforce is being amortized on a straight-line basis over a period of three years. In-process research and development was directly expensed as of the date of the acquisition.

                       eGAIN COMMUNICATIONS CORPORATION

   The Inference purchase price is preliminary and is dependent on eGain's final analysis.

   Unaudited pro forma combined results of operations for the years ended June 30, 2000 and 1999 have been prepared as if the acquisitions occurred at the beginning of each period (in thousands).

                                                             2000       1999
                                                           ---------  --------
       Total revenues..................................... $  35,945  $ 30,216
                                                           =========  ========
       Net loss........................................... $(110,826) $(54,184)
                                                           =========  ========
       Basic and diluted net loss per share............... $   (3.43) $  (7.47)
                                                           =========  ========

   On April 30, 1999, we acquired Sitebridge Corporation. In connection with the acquisition, we issued preferred stock and common stock and assumed options and warrants to acquire shares of common stock and preferred stock. The fair market value of the securities issued in the acquisition was approximately $20,148,000. The acquisition was accounted for under the purchase method of accounting.

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                                   June 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
Computers and equipment........................................ $10,294  $1,215
Furniture and fixtures.........................................   2,248     189
Leasehold improvements.........................................   1,321      15
                                                                -------  ------
  Total........................................................  13,863   1,419
Accumulated depreciation and amortization......................  (2,173)   (286)
                                                                -------  ------
Property and Equipment, net.................................... $11,690  $1,133
                                                                =======  ======

   Depreciation expense was approximately $1,887,000 and $279,000 for the years ended June 30, 2000 and 1999, and $7,000 for the period from inception (September 10, 1997) to June 30, 1998. Included in computers and equipment at June 30, 2000 are computer hardware and software under capital leases with cost and accumulated depreciation totaling approximately $2,108,000 and $263,000, respectively.

4. NOTES PAYABLE

   In August 1998, eGain obtained a $1,000,000 line of credit from a bank for equipment purchases and working capital financing. Borrowings under the line of credit are collateralized by all of eGain's assets and bear interest at the bank's prime rate plus 0.25% (9.75% at June 30, 2000). At June 30, 2000 and 1999, $1,000,000 was outstanding under this agreement. The entire balance originally came due in February 2000 and was extended to September 2000.

   In October 1998, eGain obtained a $1,500,000 credit facility with a leasing company for equipment purchases. Borrowings under the credit facility are collateralized by certain fixed assets and bear an imputed interest rate of 13.68%. At June 30, 2000 and 1999, $525,000 and $298,000, respectively, was outstanding under the credit facility. In conjunction with the line of credit and equipment credit facilities, eGain issued warrants to purchase 75,000 shares of its Series A preferred stock at $0.8055 per share.

                       eGAIN COMMUNICATIONS CORPORATION

   In connection with the acquisition of Sitebridge on April 30, 1999, eGain assumed two promissory notes for a total amount of $380,000. These notes were fully repaid in January 2000.

   Long-term debt repayments are due as follows (in thousands):

     Fiscal Year
     -----------
      2001................................................................. $182
      2002.................................................................  243
      2003.................................................................  100
                                                                            ----
                                                                            $525
                                                                            ====

5. INCOME TAXES

   Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended June 30, 2000 or June 30, 1999.

   As of June 30, 2000, eGain had a federal net operating loss carryforward of approximately $90,700,000. eGain also had federal research and development credit carryforwards of approximately $1,400,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of eGain's deferred tax assets and liabilities for federal and state income taxes as of are as follows (in thousands):

                                                                 Period from
                                                                  inception
                                                 June 30,       (September 10,
                                             -----------------     1997) to
                                               2000     1999    June 30, 1998
                                             --------  -------  --------------
   Deferred tax assets:
     Net operating loss carryforwards....... $ 34,000  $ 4,300      $ 300
     Research credits.......................    1,600      100        --
     Deferred revenue.......................    1,600      --         --
     Accruals not currently deductible for
      tax...................................    1,100      --         --
     Accrued compensation not currently
      deductible for tax....................      400      --         --
     Depreciation...........................      200      --         --
     Other individual immaterial items......      700      100        --
                                             --------  -------      -----
       Total deferred tax assets............   39,600    4,500        300
   Valuation allowance for deferred tax
    assets..................................  (31,100)  (4,000)      (300)
                                             --------  -------      -----
   Net deferred tax assets.................. $  8,500  $   500      $ --
   Deferred tax liabilities:
     Other intangibles......................   (8,500)    (500)       --
                                             --------  -------      -----
                                             $    --   $   --       $ --
                                             ========  =======      =====

                       eGAIN COMMUNICATIONS CORPORATION

   FASB No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes eGain's historical operating performance and the reported cumulative net losses in all prior years, eGain has provided a full valuation allowance against its net deferred tax assets.

   The net valuation allowance increased by $3,700,000 during the year ended June 30, 1999.

6. COMMITMENTS

   eGain leases its facilities under noncancelable operating leases that expire at various dates through the year 2005. Rent expense for facilities under operating leases was approximately $1,553,000 and $362,000, respectively, for the years ended June 30, 2000 and 1999, and $80,000 for the period from inception (September 10, 1997) to June 30, 1998. eGain leases certain computer hardware and software under capital leases that expire at various dates through year 2003. A summary of future minimum lease payments is as follows (in thousands):

                                                              Capital  Operating
   Fiscal Year                                                Leases    Leases
   -----------                                                -------  ---------
   2001...................................................... $ 1,290   $ 5,218
   2002......................................................     651     4,456
   2003......................................................     128     4,054
   2004......................................................      19     4,184
   2005......................................................     --      3,080
                                                              -------   -------
       Total minimum lease payments.......................... $ 2,088   $20,992
                                                                        =======

   Less amount representing imputed interest.................    (243)
                                                              -------
   Present value of net minimum capital lease payments.......   1,845
   Less current portion......................................  (1,116)
                                                              -------
   Capital leases, excluding current portion................. $   729
                                                              =======

7. STOCKHOLDERS' EQUITY

   On September 28, 1999, eGain completed an initial public offering in which it sold 5,000,000 shares of Common Stock at $12.00 per share for net proceeds of $54,700,000. Upon the closing of the offering, all its Preferred Stock converted to Common Stock. After the offering, its authorized capital consisted of 50,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. In October 1999, the underwriters exercised an over-allotment option of 750,000 shares resulting in net proceeds of $8,300,000.

                       eGAIN COMMUNICATIONS CORPORATION

Common Stock

   eGain has issued shares of common stock to founders that are subject to its right to repurchase upon termination of employment. The repurchase rights lapse ratably over a period of two years from the date of issuance. There were zero and 2,666,666 shares subject to repurchase at June 30, 2000 and 1999, respectively.

   Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year, full recourse promissory notes. The notes bear interest ranging from 4.5% to 5.5% and expire at various dates through June 2004. eGain has the right to repurchase all unvested shares at the original exercise price upon employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally four years. There were 1,460,000 and 1,150,000 shares subject to repurchase at June 30, 2000 and 1999, respectively.

Common Stock Warrants

   Warrants to purchase 219,000 shares of Series A preferred stock for a price of $0.8055 per share were issued in connection with the issuance of convertible promissory notes in fiscal year 1998. The convertible promissory notes were subsequently converted into Series A preferred stock. The fair value was appraised at the date of issuance and additional interest expense of approximately $57,000 was recorded. The warrants were exercised prior to the closing of eGain's initial public offering.

   Warrants to purchase 75,000 shares of Series A preferred stock for a price of $0.8055 per share were issued in connection with the line of credit and equipment credit facilities entered into during fiscal year 1999. The warrants were appraised at the date of issuance and additional interest expense of $36,000 was recorded. The warrants were exercised during fiscal 2000.

   A warrant to purchase 175,000 shares of common stock at a price of $0.8055 per share was issued to FW Ventures I, L.P. in connection with financial advisory services rendered in connection with the acquisition of Sitebridge Corporation ("Sitebridge") on April 30, 1999. Mark Wolfson, a director of eGain, is a limited partner of FW Ventures I, L.P. The warrant was exercised prior to the closing of eGain's initial public offering.

   Warrants to purchase 121,000 shares of Series C preferred stock for a price of $0.9916 per share and 30,000 shares of common stock for a price of $0.2754 per share were assumed by eGain in connection with its acquisition of Sitebridge. The warrants expire at various dates through May 2003.

1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by the stockholders in July 1999 and was effective upon the completion of the initial public offering of eGain's common stock in September 1999. eGain has reserved a total of 750,000 shares of common stock for issuance under the ESPP. Pursuant to the ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first and last days of the applicable six-month offering period. During the year ended June 30, 2000, there were 75,000 shares issued under the ESPP at a weighted-average price of $10.21. At June 30, 2000, a total of 675,000 shares remained available for future issuance under the ESPP.

                       eGAIN COMMUNICATIONS CORPORATION

1998 Stock Plan

   In June 1998, the board of directors adopted the 1998 Stock Plan (the "Plan"), which provides for issuance to purchase options of common stock to eligible participants. Options granted under the Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options generally vest ratably over a period of four years. Options may be granted with different vesting terms at the discretion of the board of directors. Options are generally exercisable for a term of ten years after the date of grant. Options are generally exercisable upon grant, subject to repurchase rights by eGain until vested.

                                  Shares Available   Options      Weighted
                                     for Grant     Outstanding  Average Price
                                  ---------------- -----------  -------------
   Shares authorized for
    issuance.....................     2,000,000
     Options granted.............      (511,000)      511,000      $ 0.05
                                     ----------    ----------
   Balance at June 30, 1998......     1,489,000       511,000      $ 0.05
     Additional authorization....     1,500,000           --
     Options granted.............    (2,666,000)    2,666,000      $ 0.24
     Options exercised...........           --     (1,447,000)     $ 0.12
     Options canceled............       249,000      (249,000)     $ 0.08
     Repurchases.................        75,000           --
                                     ----------    ----------
   Balance at June 30, 1999......       647,000     1,481,000      $ 0.24
     Additional authorization....     3,000,000
     Options granted.............    (4,179,000)    4,179,000      $19.25
     Options exercised...........           --     (1,154,000)     $ 0.47
     Options canceled............       638,000      (638,000)     $ 0.05
     Repurchases.................       153,000           --
                                     ----------    ----------
   Balance at June 30, 2000......       259,000     3,868,000      $20.74
                                     ==========    ==========

   In connection with the acquisition of Sitebridge, eGain assumed options to purchase 1,114,000 shares of common stock, of which 139,000 were outstanding as of June 30, 2000. In connection with the acquisitions of Big Science and Inference, eGain assumed options to purchase 50,000 and 1,611,000 shares of common stock, respectively, all of which were outstanding as of June 30, 2000.

                                                           Options
                          Options Outstanding            Exercisable
                  ----------------------------------- ------------------
                            Weighted Average Weighted           Weighted
   Range of                    Remaining     Average            Average
   Exercise       Number of   Contractual    Exercise Number of Exercise
   Prices          Options    Life (years)    Price    Options   Price
   --------       --------- ---------------- -------- --------- --------
   $0.02-$0.50      471,000       8.48        $ 0.30    379,000  $ 0.34
   $1.00-$4.08      798,000       8.58        $ 1.69    629,000  $ 1.16
   $4.16-$6.11      678,000       7.09        $ 5.63    558,000  $ 5.64
   $6.20-$9.51    1,271,000       8.18        $ 7.56    680,000  $ 7.77
   $9.85-$13.25     471,000       9.84        $12.33     38,000  $10.19
   $14.63-$18.00    657,000       9.80        $16.34      6,000  $14.94
   $22.56-$29.63    453,000       9.48        $27.18         --      --
   $32.50-$41.38    447,000       9.59        $38.06         --      --
   $42.00-$47.63    422,000       9.60        $45.27         --      --
   -------------  ---------       ----        ------  ---------  ------
   $0.02-$47.63   5,668,000       8.77        $13.94  2,290,000  $ 4.26

                       eGAIN COMMUNICATIONS CORPORATION

Stock-Based Compensation

   Pro forma information regarding net loss and net loss per share is required by SFAS 123 for awards granted after January 31, 1995 as if eGain had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of eGain's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because eGain's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of eGain's stock-based awards to employees.

   The fair value of eGain's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                Options             ESPP
                                             ----------------  ----------------
                                             2000  1999  1998  2000  1999  1998
                                             ----  ----  ----  ----  ----  ----
     Expected life (years).................. 3.50  3.50  3.50  0.50  0.50  0.50
     Expected stock price volatility........ 1.00  1.00  1.00  1.00  1.00  1.00
     Risk-free interest rate................ 5.79% 5.72% 5.65% 5.79% 5.72% 5.65%

   The weighted-average fair value of options granted in the years ended June 30, 2000 and 1999 was $15.62 and $0.06, respectively, and $0.01 for the period from inception (September 10, 1997) to June 30, 1998.

   For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the vesting period of the option. eGain's pro forma information, which includes the stock option plans and the Employee Stock Purchase Plan, for the fiscal year ended June 30, 2000 is as follows (in thousands except for basic net loss per share information):

                                                                        2000
                                                                      --------
     Net income (loss)............................................... $(68,431)
     Net loss--pro forma.............................................  (80,271)
     Net loss per share:
       Basic and diluted actual...................................... $  (2.92)
       Basic and diluted pro forma...................................    (3.42)

   The effect of applying SFAS 123 to eGain's stock options granted prior to fiscal 2000 did not result in pro forma net loss amounts that are materially different from the reported historical amounts. Therefore, such pro forma information is not separately presented herein.

8. EMPLOYEE BENEFIT PLANS

   eGain sponsors an employee savings and retirement plan (the "401(k) Plan") as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. eGain, at the discretion of its board of directors, may make contributions to the 401(k) Plan. eGain has not contributed to the 401(k) Plan since its inception.

                       eGAIN COMMUNICATIONS CORPORATION

9. RESTRUCTURING COSTS

   For fiscal 2000, eGain incurred $71,000 of restructuring charges related to the acquisition of Inference Corporation. eGain abandoned plans to occupy new office space in the United Kingdom and expensed professional services fees incurred in the design phase of the office space. As of June 30, 2000, the liability remains unpaid.

10. SUBSEQUENT EVENTS

   In August 2000, eGain raised $88.5 million through a private placement of convertible preferred stock and warrants with new and existing investors. The investors include Oak Hill Capital Partners and its affiliates, eGain's co-founder and President, Gunjan Sinha, and new investors Deutsche Bank, Societe Generale, Elliott Associates, L.P., and the Palladin Group, L.P. The convertible preferred stock liquidation value accretes at 6.75% per annum. Investors received warrants to purchase approximately 3,800,000 shares of common stock at $9.25 per share. eGain intends to use the net proceeds from this private placement for general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF eGAIN

   The information required by this item (with respect to directors) is incorporated by reference from the information under the caption "Election of Directors" contained in eGain's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders to be held on November 20, 2000 (the "Proxy Statement").

   The executives of eGain as of September 10, 2000 are as follows:

              Name             Age                     Position
              ----             ---                     --------
   Ashutosh Roy...............  34 Chief Executive Officer and Chairman

   Gunjan Sinha...............  33 President and Director

   Harpreet Grewal............  34 Chief Financial Officer

   Laeeq Ahmed................  41 Vice President of Professional Services

   Ian Duffield...............  43 Chief Information Officer

   Charles Jepson.............  54 Senior Vice President of Business Development

                                   Senior Vice President of International
   Ram Kedlaya................  40 Operations

   Promod Narang..............  42 Vice President of Products and Engineering

   Veronica O'Shea............  39 Vice President of North American Sales

   Ryan Rosenberg.............  39 Vice President of Marketing

   Eric Smit..................  38 Vice President of Finance and Administration

   Ernest Valentine...........  59 Vice President of Human Resources

   Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a director of eGain since September 1997. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-service company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy co-founded Parsec Technologies, a call center company based in New Delhi, India. From August 1988, to August 1992, Mr. Roy worked as Software Engineer at Digital Equipment Corp. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi, a Masters degree in Computer Science from Johns Hopkins University and an M.B.A. from Stanford University.

   Gunjan Sinha co-founded eGain and has served as a director of eGain since inception in September 1997 and as President of eGain since January 1998. From May 1995 through April 1997, Mr. Sinha served as President of WhoWhere? Inc., an Internet-services company co-founded by Mr. Sinha. Prior to co-founding WhoWhere? Inc., Mr. Sinha was a developer of hardware for multiprocessor servers at Olivetti Advanced Technology Center. In June 1994, Mr. Sinha co-founded Parsec Technologies. Mr. Sinha holds a degree in Computer Science from the Indian Institute of Technology, New Delhi, a Masters degree in Computer Science from University of California, Santa Cruz, and a Masters degree in Engineering Management from Stanford University.

   Harpreet Grewal has served as Chief Financial Officer of eGain since July 1999. From November 1998 to July 1999, Mr. Grewal served as Chief Financial Officer of Pepsi-Cola's North American Fountain Beverage Division. From April 1996 to October 1998, Mr. Grewal held various positions in PepsiCo's Corporate Strategy and Development Group. From August 1995 to March 1996, Mr. Grewal worked for International Equity Partners, a private equity firm. Previously, Mr. Grewal worked for Wasserstein, Perella & Co. Mr. Grewal holds a Masters degree in International Studies from the Johns Hopkins School of International Studies and a B.A. in Economics from the University of California, Berkeley.

   Laeeq Ahmed has served as Vice President of Professional Services of eGain since January 2000. From October 1999 to December 1999, Mr. Ahmed served as Vice President of Professional Services for IPNet Solutions. From August 1997 to September 1999, Mr. Ahmed served as Senior Practice Director for Oracle Corporation. From April 1996 to August 1997, Mr. Ahmed served as Senior Manager for Ernst & Young LLP. From August 1995 to April 1996, Mr. Ahmed served as a Managing Associate for Coopers & Lybrand, LLP. From November 1993 to July 1995, Mr. Ahmed served as Practice Manager for Oracle Corporation. Mr. Ahmed holds an M.B.A. in Finance and Investments from George Washington University and a B.A. in Economics from the University of Maryland.

   Ian Duffield has served as Chief Information Officer of eGain since December 1999. From October 1998 to December 1999, Mr. Duffield served as Chief Information Officer of Rational Software, a software tools company. From December 1995 to October 1998, Mr. Duffield served as Chief Information Officer at Aspen Technology, an enterprise software supplier to the process manufacturing industry. Mr. Duffield holds a Bachelors degree in Land Surveying and Geography from the University of Newcastle Upon Tyne, England.

   Charles Jepson joined eGain as Senior Vice President of Business Development having served as Chief Executive Officer, President and Director of Inference Corporation since March 1998. Prior to joining Inference, he was President and Chief Executive of Interlink Computer Sciences, Inc. from November 1992 to May 1997. Mr. Jepson began his career at Hewlett-Packard where he spent 16 years as a division general manager as well as holding numerous marketing and finance positions in their computer systems area. He has held executive positions at Software Publishing Corporation and Convergent Technologies, Inc., and was president and chief executive officer of Touch Communications Incorporated. Mr. Jepson holds a M.B.A. from the University of California at Berkeley and a B.A. from San Jose State University.

   Ram Kedlaya has served as Senior Vice President of International Operations since February 2000. Mr. Kedlaya has been with eGain since December 1998, serving as Vice President of Products and Vice President of Professional Services in that time. From August 1992 to March 1998, Mr. Kedlaya was a co-founder of NUKO Information Systems, a provider of networking products and solutions for broadband network service providers. Mr. Kedlaya served in several positions at NUKO, most recently as a Vice President, Strategic Planning. Mr. Kedlaya holds an M.S. in Computer Science from the University of Texas, Austin and a B.S. from the Indian Institute of Technology, Madras, India.

   Promod Narang has served as Vice President of Engineering of eGain since March 2000. Mr. Narang joined eGain in October 1998, and served as Director of Engineering prior to assuming his current position. Prior to joining eGain, Mr. Narang served as President of VMpro, a system software consulting company from September 1987 to October 1998. Mr. Narang holds a Bachelors of Science in Computer Science from Wayne State University.

   Veronica O'Shea has served as Vice President of North American Sales of eGain since October 1999. From October 1997 to September 1999, Ms. O'Shea served as Vice President of Western Region Sales for Vantive Corporation. From December 1989 to December 1996, Ms. O'Shea served as Regional Sales Vice President of Oracle Corporation. Ms. O'Shea holds a Bachelors degree in Economics/Accounting from Boston College.

   Ryan Rosenberg has served as Vice President of Marketing of eGain since June 1998. From June 1996 to June 1998, Mr. Rosenberg served as Director of Product Marketing for Symantec Corporation, a business and personal software company. From November 1993 to June 1996, Mr. Rosenberg served as a Product and Senior Product Manager for Symantec. Mr. Rosenberg holds a B.S. in Computer Science from Michigan State University, and an M.B.A. in Marketing from the University of California, Los Angeles.

   Eric Smit has served as Vice President, Finance and Administration of eGain since June 1999. From June 1998 to June 1999, Mr. Smit served as Director of Finance of eGain. From December 1996 to May 1998, Mr. Smit served as Director of Finance for WhoWhere? Inc., an Internet services company. From April 1993 to November 1996, Mr. Smit served as Vice President of Operations and Chief Financial Officer of Velocity Incorporated, a software game developer and publishing company. Mr. Smit holds a Bachelor of Commerce in Accounting from Rhodes University, South Africa.

   Ernest Valentine has served as Vice President of Human Resources of eGain since April 2000. From October 1996 to April 2000, Mr. Valentine served as the Vice President of Human Resources for Aspen Technology, Inc., a manufacturing and supply-chain management software and services company. From August 1994 to October 1996, Mr. Valentine served as the Director of Human Resources for SunSoft, the software development and publishing arm of Sun Microsystems. Mr. Valentine holds a Bachelors of Science degree in Political Science from Tennessee State University.

   The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information contained under the heading "Executive Compensation" and under the captions "Director Compensation," and "Recent Option Grants" in the definitive Proxy Statement for eGain's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for eGain's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained under the caption "Related Party Transactions" in the definitive Proxy Statement for eGain's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

       See Index to Financial Statements in Item 8 of this Report.

       2. Financial Statement Schedule

       None.

       3. Exhibits

       See the exhibits listed under Item 14(c) or filed or incorporated by reference herein. Each management contract or compensation plan or arrangement required to be filed has been identified.

   (b) Reports on Forms 8-K

      1. On May 5, 2000 we filed a Current Report on Form 8-K/A with the Securities and Exchange Commission to amend Item 7 in the Registrant's Current Report on Form 8-K/A dated March 7, 2000.

   (c) Exhibits

       The exhibits listed below are filed or incorporated by reference herein.

 Exhibit
   No.                           Description of Exhibits
 -------                         -----------------------
  2.1(a)  Agreement and Plan of Merger, dated as of March 16, 2000, between
          Inference Corporation, Intrepid Acquisition Corp. and eGain.

  2.2(b)  Agreement and Plan of Merger and Reorganization, dated as of February
          7, 2000, by and among eGain, Big Science Corporation ("BSC") and certain shareholders of BSC.

  2.3(c)  Agreement and Plan of Reorganization among eGain, Sitebridge
          Corporation, ECC Acquisition Corporation, Wendell Lansford, Prakash
          Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

  3.1(c)  Amended and Restated Certificate of Incorporation.

  3.2(c)  Amended and Restated Bylaws.

  4.1(c)  Amended and Restated Investors' Rights Agreement dated as of April
          30, 1999.

  4.2(d)  Registration Rights Agreement dated as of August 8, 2000.

 10.1(c)  Form of Indemnification Agreement.

 10.2(c)# Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

 10.3(c)# Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

 10.4(c)# 1999 Employee Stock Purchase Plan.

 10.5(e)# Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition).

 10.6(f) Inference Corporation 1998 Non-Management Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.7(g)# Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition).

  Exhibit
    No.                           Description of Exhibits
  -------                         -----------------------
 10.8(h)#  Inference Corporation Charles W. Jepson Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.9(g)# Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.10(i)# Inference Corporation Fourth Amended and Restated Incentive Stock
           Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.11     eGain Communications Corporation 2000 Non-Management Stock Option
           Plan.

 10.12(c) Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

 10.13(c) Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and Imperial Bank.

 10.14(c)  Senior Loan and Security Agreement No. 6194 dated as of October 15,
           1998 between Registrant and Phoenix Leasing Incorporated.

 10.15(c)# Amended to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

 10.16(c)# Amended to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

 21.1      Subsidiaries of eGain Communications Corporation.

 23.1      Consent of Ernst & Young LLP.

 24.1      Power of Attorney.

 27.1      Financial Data Schedule.

--------
(a) Incorporated into this Annual Report by reference to eGain's Registration Statement on Form S-4, File No. 333-34848, originally filed with the Commission on April 14, 2000, as subsequently amended.

(b) Incorporated into this Annual Report by reference to eGain's Current Report on Form 8-K filed with the Commission on March 22, 2000.

(c) Incorporated into this Annual Report by reference to eGain's Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.

(d) Incorporated into this Annual Report by reference to eGain's Current Report on Form 8-K filed with the Commission on August 15, 2000.

(e) Incorporated by reference to Exhibit 10.1 to Inference Corporation's Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.

(f) Incorporated by reference to Exhibit 10.6 to Inference Corporation's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.

(g) Incorporated by reference to Exhibit 10.7 from Inference Corporation's Registration Statement on Form S-8, File No. 333-86471 filed on September 3, 1999.

(h) Incorporated by reference to Exhibit 10.12 to Inference Corporation's Form 10-K for the fiscal year ended January 31, 1998.

(i) Incorporated by reference to Exhibit 10.2 to Inference Corporation's Registration Statement on Form S-1, File No. 333-92386.

 #  Indicates management contract or compensation plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2000.

                                          eGAIN COMMUNICATIONS CORPORATION

                                                     /s/ Ashutosh Roy
                                          By __________________________________
                                                      Ashutosh Roy
                                                 Chief Executive Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashutosh Roy, Gunjan Sinha, William McGrath and Eric Smit, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                            Title                     Date
             ---------                            -----                     ----

          /s/ Ashutosh Roy           Chief Executive Officer and     September 28, 2000
____________________________________  Director (Principal Executive
            Ashutosh Roy              Officer)

          /s/ Gunjan Sinha           President and Director          September 28, 2000
____________________________________
            Gunjan Sinha


        /s/ Harpreet Grewal          Chief Financial Officer         September 28, 2000
____________________________________  (Principal Financial Officer)
          Harpreet Grewal

           /s/ Eric Smit             Vice President--Finance and     September 28, 2000
____________________________________  Administration (Principal
             Eric Smit                Accounting Officer)

         /s/ Mark A Wolfson          Director                        September 28, 2000
____________________________________
          Mark A. Wolfson


          /s/ David Brown            Director                        September 28, 2000
____________________________________
            David Brown

                                     Director
____________________________________
      Phiroz P. Darukhanavala

                                 EXHIBIT INDEX

  Exhibit
    No.                           Description of Exhibits
  -------                         -----------------------
  2.1(a)   Agreement and Plan of Merger, dated as of March 16, 2000, between
           Inference Corporation, Intrepid Acquisition Corp. and eGain.

  2.2(b) Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among eGain, Big Science Corporation
           ("BSC") and certain shareholders of BSC.

  2.3(c)   Agreement and Plan of Reorganization among eGain, Sitebridge
           Corporation, ECC Acquisition Corporation, Wendell Lansford, Prakash
           Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

  3.1(c)   Amended and Restated Certificate of Incorporation.

  3.2(c)   Amended and Restated Bylaws.

  4.1(c)   Amended and Restated Investors' Rights Agreement dated as of April
           30, 1999.

  4.2(d)   Registration Rights Agreement dated as of August 8, 2000.

 10.1(c)   Form of Indemnification Agreement.

 10.2(c)# Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

 10.3(c)# Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

 10.4(c)#  1999 Employee Stock Purchase Plan.

 10.5(e)# Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition).

 10.6(f) Inference Corporation 1998 Non-Management Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.7(g)# Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.8(h)# Inference Corporation Charles W. Jepson Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.9(g)# Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.10(i)# Inference Corporation Fourth Amended and Restated Incentive Stock
           Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition).

 10.11     eGain Communications Corporation 2000 Non-Management Stock Option
           Plan.

 10.12(c) Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

 10.13(c) Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and Imperial Bank.

 10.14(c)  Senior Loan and Security Agreement No. 6194 dated as of October 15,
           1998 between Registrant and Phoenix Leasing Incorporated.

 10.15(c)# Amended to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

 10.16(c)# Amended to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

 Exhibit
   No.                Description of Exhibits
 -------              -----------------------

 21.1    Subsidiaries of eGain Communications Corporation.

 23.1    Consent of Ernst & Young LLP.

 24.1    Power of Attorney.

 27.1    Financial Data Schedule.

--------
(a) Incorporated into this Annual Report by reference to eGain's Registration Statement on Form S-4, File No. 333-34848, originally filed with the Commission on April 14, 2000, as subsequently amended.

(b) Incorporated into this Annual Report by reference to eGain's Current Report on Form 8-K filed with the Commission on March 22, 2000.

(c) Incorporated into this Annual Report by reference to eGain's Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.

(d) Incorporated into this Annual Report by reference to eGain's Current Report on Form 8-K filed with the Commission on August 15, 2000.

(e) Incorporated by reference to Exhibit 10.1 to Inference Corporation's Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.

(f) Incorporated by reference to Exhibit 10.6 to Inference Corporation's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.

(g) Incorporated by reference to Exhibit 10.7 from Inference Corporation's Registration Statement on Form S-8, File No. 333-86471 filed on September 3, 1999.

(h) Incorporated by reference to Exhibit 10.12 to Inference Corporation's Form 10-K for the fiscal year ended January 31, 1998.

(i) Incorporated by reference to Exhibit 10.2 to Inference Corporation's Registration Statement on Form S-1, File No. 333-92386.

 #  Indicates management contract or compensation plan or arrangement.