Form 10-Q
period 2000-09-30
EGAIN COMMUNICATIONS CORP
filed 2000-11-14
CIK 1066194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     94086
                                     -----
                                  (Zip Code)

                                (408) 212-3400
                                --------------
                        (Registrant's telephone number,
                             including area code)

                                      N/A
                                      ---
                    (Former name, former address and former
                  fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES [X]                                        NO [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at September 30, 2000
            -----                             ---------------------------------
  Common Stock $0.001 par value                          35,949,147
                       eGAIN COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.      FINANCIAL INFORMATION..........................................................................       1
Item 1.      Financial Statements...........................................................................       1
             Condensed Consolidated Balance Sheets at September 30, 2000 and June 30, 2000..................       1
             Condensed Consolidated Statements of Operations for the Three Months Ended
                  September 30, 2000 and 1999...............................................................       2
             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  September 30, 2000 and 1999...............................................................       3
             Notes to Condensed Consolidated Financial Statements...........................................       4
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........       8
Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................      23

PART II.     OTHER INFORMATION..............................................................................      24
Item 1.      Legal Proceedings..............................................................................      24
Item 2.      Changes in Securities..........................................................................      24
Item 3.      Defaults upon Senior Securities................................................................      25
Item 4.      Submission of Matters to a Vote of Security Holders............................................      25
Item 5.      Other Information..............................................................................      25
Item 6.      Exhibits and Reports on Form 8-K...............................................................      25
             Signature......................................................................................      26
             Index to Exhibits..............................................................................      27


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       eGAIN COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                                                     September 30,         June 30,
                                                                                        2000                2000
                                                                                   ----------------   -----------------
Assets                                                                              (unaudited)
Current Assets:
   Cash and cash equivalents.................................................       $    89,818       $    27,201
   Short-term investments, held as available for sale........................                --             2,991
   Accounts receivable, net..................................................            10,037             8,589
   Prepaid and other current assets..........................................             4,286             4,456
                                                                                   ----------------    ----------------
     Total current assets....................................................           104,141            43,237

Property and equipment, net..................................................            13,787            11,690
Goodwill and other intangible assets, net....................................           110,067           119,629
Other assets.................................................................             1,358             1,344
                                                                                   ----------------    ----------------
     Total assets............................................................       $   229,353       $   175,900
                                                                                   ================    ================
Liabilities and Stockholders' Equity
Current Liabilities:
   Bank borrowings-line of credit............................................       $     1,000       $     1,000
   Accounts payable..........................................................             4,657             5,305
   Accrued compensation......................................................             8,444             8,509
   Accrued liabilities.......................................................             7,177             7,930
   Deferred revenue..........................................................             6,586             7,286
   Current portion of capital lease obligations..............................             1,180             1,116
   Current portion of notes payable..........................................               189               182
                                                                                   ----------------    ----------------
     Total current liabilities...............................................            29,233            31,328

Capital lease obligations, net of current portion............................               772               729
Notes payable, net of current portion........................................               293               343
Other long term liabilities..................................................               172               129
     Total liabilities.......................................................            30,470            32,529
                                                                                   ----------------     --------------
Series B cumulative convertible preferred stock..............................            80,076                --

Stockholders' Equity:
   Series A cumulative convertible preferred stock...........................             3,308                --
   Common stock..............................................................                36                36
   Additional paid in capital................................................           231,279           231,475
   Notes receivable from stockholders........................................              (460)             (475)
   Deferred stock compensation...............................................            (4,997)           (6,798)
   Accumulated other comprehensive income (loss).............................               178              (193)
   Accumulated deficit.......................................................          (110,537)          (80,674)
                                                                                   ---------------   -----------------
     Total stockholders' equity..............................................           118,807           143,371
                                                                                   ---------------   -----------------

     Total liabilities and stockholders' equity..............................       $   229,353       $   175,900
                                                                                   ===============   =================

                             See accompanying notes
                       eGAIN COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                  (unaudited)

                                                                                            Three Months
                                                                                        Ended September 30,
                                                                                  -----------------------------------
                                                                                        2000              1999
                                                                                  ---------------    ----------------
Revenue:
   Hosting...................................................................       $     2,295       $       276
   License...................................................................             4,604               571
   Services..................................................................             5,159               541
                                                                                  ---------------    ----------------
     Total revenue...........................................................            12,058             1,388
   Cost of revenue - direct..................................................             8,724             2,202
   Cost of revenue - acquisition related.....................................               362                --
                                                                                  ---------------    ----------------
     Gross profit (loss).....................................................             2,972              (814)
Operating costs and expenses:
   Research and development..................................................             6,079             1,979
   Sales and marketing.......................................................            12,461             3,723
   General and administrative................................................             4,228             1,261
   Amortization of goodwill and other intangible assets......................             9,200             1,826
   Amortization of deferred compensation.....................................             1,098             3,008
                                                                                  ---------------    ----------------
     Total operating costs and expenses......................................            33,066            11,797
                                                                                  ---------------    ----------------
Loss from operations.........................................................           (30,094)          (12,611)
Non-operating income (expense)...............................................               231               (76)
                                                                                  ---------------    ----------------
Net loss.....................................................................           (29,863)          (12,687)

Dividends on convertible preferred stock.....................................              (884)               --
Beneficial conversion feature on convertible preferred stock.................              (767)               --
                                                                                  ---------------    ----------------
Net loss applicable to common stockholders...................................       $   (31,514)      $   (12,687)
                                                                                  ===============    ================
Net loss per common share:
   Pro forma basic and diluted...............................................       $     (0.91)      $     (0.63)
                                                                                  ===============    ================
   Basic and diluted.........................................................       $     (0.91)      $     (1.22)
                                                                                  ===============    ================
Weighted average shares outstanding used in basic and diluted net loss per common share calculations:
   Pro forma basic and diluted(1)............................................            34,474            20,182
                                                                                  ===============    ================
   Basic and diluted.........................................................            34,474            10,389
                                                                                  ===============    ================

_____________________

(1) Pro forma basic and diluted weighted-average shares outstanding include convertible preferred stock using the if-converted method from the original date of issuance.

                            See accompanying notes
                       eGAIN COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                  (unaudited)

                                                                                             Three Months
                                                                                  -----------------------------------
                                                                                          Ended September 30,
                                                                                        2000              1999
                                                                                  ---------------   -----------------
Cash flows from operating activities:
   Net loss..................................................................       $   (29,863)      $   (12,687)
   Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation..........................................................             1,314               183
       Amortization of goodwill and other intangible assets..................             9,562             1,826
       Amortization of deferred compensation.................................             1,098             3,005
       Changes in operating assets and liabilities:
         Accounts receivable.................................................            (1,448)             (562)
         Prepaid and other current assets....................................               170                14
         Other assets........................................................               (14)              (12)
         Accounts payable....................................................              (648)            2,638
         Accrued compensation................................................               (65)            1,135
         Other accrued liabilities...........................................              (753)              513
         Deferred revenue....................................................              (700)              603
         Other...............................................................                43                 3
                                                                                  ----------------  -----------------
Net cash used in operating activities........................................           (21,304)           (3,341)

Cash flows from investing activities:
   Purchases of property and equipment.......................................            (3,030)           (1,606)
   Purchases of short-term securities........................................                --                --
   Proceeds from sale of short-term securities...............................             3,140                --
                                                                                  ----------------  -----------------
Net cash provided by (used in) investing activities..........................               110            (1,606)

Cash flows from financing activities:
   Payments on borrowings....................................................               (43)              (54)
   Payments on capital lease obligations.....................................              (274)               --
   Proceeds from borrowings..................................................                --               408
   Net proceeds from issuance of convertible preferred stock.................            82,500             5,152
   Net proceeds from issuance of common stock................................             1,406            54,927
                                                                                  ----------------  -----------------
Net cash provided by financing activities....................................            83,589            60,433

Effect of exchange rate differences on cash..................................               222                --
                                                                                  ----------------  -----------------

Net increase in cash and cash equivalents....................................            62,617            55,486
Cash and cash equivalents at beginning of year...............................            27,201             1,265
                                                                                  ----------------  -----------------
Cash and cash equivalents at end of year.....................................       $    89,818       $    56,751
                                                                                  ================  =================
Supplemental cash flow disclosures:
   Cash paid for interest....................................................       $       103       $        59
   Equipment acquired under capital leases...................................               381                --

                            See accompanying notes
                        eGAIN COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The condensed consolidated financial statements have been prepared by eGain Communications Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain Communications Corporation and its wholly-owned subsidiaries ("eGain"). All significant intercompany balances and transactions have been eliminated.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of eGain, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three months ended September 30, 2000 and 1999, these financial statements and notes should be read in conjunction with eGain's audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in eGain's Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2000, has been derived from audited financial statements as of that date. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.  Software Revenue Recognition

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

                       eGAIN COMMUNICATIONS CORPORATION

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

Note 3.  Net Loss Per Common Share

         Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per common share is computed by using the weighted average number of shares of common stock used in the basic net loss per common share calculation and, when dilutive, common equivalent shares from convertible preferred stock, outstanding stock options and warrants using the treasury stock method.

         eGain's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the closing of eGain's initial public offering on September 28, 1999. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares of convertible preferred stock into common stock upon eGain's initial public offering using the if-converted method from their respective dates of issuance is presented below.

         The following table represents the calculation of basic and diluted net loss per common share, including the pro forma calculation (in thousands, except per share data):

                       eGAIN COMMUNICATIONS CORPORATION

                                                                                             Three Months
                                                                                          Ended September 30,
                                                                                  -----------------------------------
                                                                                        2000              1999
                                                                                  ---------------    ----------------
Net loss applicable to common stockholders...................................       $   (31,514)      $   (12,687)
                                                                                  ===============    ================
Basic and diluted:
   Weighted-average shares outstanding.......................................            35,743            12,335
   Less weighted-average shares subject to repurchase........................            (1,269)           (1,946)
                                                                                  ---------------    ----------------
   Weighted-average shares used in computing basic and diluted net loss per
     common share............................................................            34,474            10,389
                                                                                  ===============    ================
Basic and diluted net loss per common share..................................       $     (0.91)      $     (1.22)
                                                                                  ===============    ================
Pro forma basic and diluted:

   Shares used above.........................................................            34,474            10,389
                                                                                  ---------------    ----------------
   Pro forma adjustment to reflect weighted effect of assumed conversion of
     convertible preferred stock.............................................                --             9,793
                                                                                  ---------------    ----------------
   Shares used in computing pro forma basic and diluted net loss per common
     share...................................................................            34,474            20,182
                                                                                  ===============    ================
Pro forma basic net loss per common share....................................       $     (0.91)      $     (0.63)
                                                                                  ===============    ================

         Options and warrants to purchase approximately 6,187,000 and 2,682,000 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, and convertible preferred stock convertible into up to approximately 9,661,000 shares of common stock were outstanding at September 30, 2000, but were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 4.  Comprehensive Loss

         eGain's comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $29.5 million and $12.7 million for the three months ended September 30, 2000 and 1999, respectively, and was not materially different from net loss as reported in the statements of operations.

Note 5.  Segment Information

         eGain operates in one segment, the development and marketing of customer service infrastructure solutions. eGain markets and sells its products throughout North America, principally the U.S., and Europe and Asia Pacific, which comprise international activities.

         Total revenue and operating losses generated by eGain's international operations were $2.8 million and $1.4 million, respectively, in the three months ended September 30, 2000, and their corresponding identifiable assets were $5.5 million as of September 30, 2000. Total revenues and operating losses generated by eGain's international operations and their corresponding identifiable assets were not material in the three months ended September 30, 1999. During the three months ended September 30, 2000 and 1999, no single customer accounted for more than 10% of eGain's total revenue.

Note 6.  New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SAB states that all registrants are
                       eGAIN COMMUNICATIONS CORPORATION
expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the quarter ended June 30, 2001. eGain is currently evaluating the impact, if any, of SAB 101 on its revenue recognition policy and its consolidated financial statements.

Note 7.  Issuance of Preferred Stock

         On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share, and warrants to purchase 3,826,322 shares of eGain's common stock with a current warrant exercise price of $9.2517 per share in a private placement. The total proceeds of the offering were $88.5 million. The Series A and B shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A and B stockholders are entitled cash dividends only when and if declared by the board of directors.

         The Series A shares are convertible at the option of the holder into common stock at an initial conversion price of $9.2517 per share. The initial conversion price is subject to adjustment on August 8, 2001 if 122% of the average closing bid price per share of the eGain's common stock on the 20 consecutive trading days immediately preceding and including August 8, 2001 is less than $9.2517. In such event, the initial conversion price will not be adjusted below $5.6875. If not sooner converted, eGain has the option to convert the Series A shares into common stock after August 8, 2003 if the closing bid price of the eGain's common stock on 20 of the 30 consecutive trading days prior to the date of notice requesting conversion is equal to or greater than 250% of the initial conversion price (or $23.13). If not sooner converted, on August 8, 2005 eGain must either, at its option, redeem the Series A shares for cash or convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of the eGain's common stock on the 20 consecutive trading days immediately prior to the redemption date.

         The Series B shares will automatically convert into Series A shares if the stockholders approve such conversion on November 20, 2000 at the annual stockholders meeting. If the stockholders do not approve such conversion, the Series B shares become convertible into Series C Cumulative Redeemable Preferred Stock ("Series C").

         The net cash proceeds of the offering, after expenses, were approximately $82.5 million. The proceeds were further discounted by $25.3 million, representing the value assigned to the 3,826,322 warrants issued in the private placement applying the accounting treatment prescribed by EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", which eGain believes exceeds the market value of the warrants. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price, which is compared to the fair market value of eGain's common stock to determine whether a beneficial conversion feature exists. If stockholder approval of the conversion of Series B into Series A shares is obtained at the November 20, 2000 annual stockholder meeting, $19.3 million will be allocated to the beneficial conversion feature representing the difference between the fair market value of eGain's common stock on the date of issuance and the discounted conversion price. The amount representing the beneficial conversion feature will be included in net loss applicable to common stockholders. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. During the three months ended September 30, 2000, accrued dividends related to Series A and B shares of $884,000 and the portion of the beneficial conversion feature attributable to the Series A shares of $767,000 have been included in net loss applicable to common stockholders.

         As discussed above, if stockholder approval of the conversion of Series B into Series A shares is not obtained, the Series B shares become convertible into Series C shares. The Series C stockholders may request that eGain redeem their shares for cash at any time on or after November 30, 2000. If these events were to occur, the Series C shares would be accreted to redemption value at each balance sheet date and the aggregate redemption value would be classified as a current liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of our operations and employee base, our investment in product development and technology, the expansion of our strategic distribution, hosting and solution relationships, our continued expansion into global markets, the factors influencing competition in our market, our limited operating history, expected net losses, the adequacy of capital resources, the stockholder approval of the conversion of Series B Cumulative Convertible Preferred Stock into Series A Cumulative Convertible Preferred Stock at the annual stockholders' meeting on November 20, 2000, the continued need for online customer communications, the continued acceptance of the hosted applications model, competitive threats and the overall volatility of Internet-related technology companies. These statements related to our future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Additional Factors That May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

         eGain provides a multi-channel, online customer communications platform designed to help companies meet the growing demands of Internet-based communications. eGain markets software products that enable online customers to communicate through each of the three main channels for online customer communications--email, real-time and self service. These applications operate on a shared platform that provides for common archiving, reporting and knowledge management capabilities across these different channels. In addition, eGain's platform integrates with leading call center switches, as well as customer communications, database and ecommerce software applications, to provide comprehensive information about each customer while permitting companies to leverage existing investments and installed systems. eGain's customers include traditional companies engaged in ecommerce, including 3Com, DaimlerChysler, Fidelity Investments and Home Depot, and dedicated Internet companies, such as AOL, CNBC.com, MP3.com and Monster.com.

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

         On August 22, 2000, eGain issued (i) an aggregate of 35.11 shares of its 6.75% Series A Cumulative Convertible Preferred Stock at a price of $100,000 per share (ii) an aggregate of 849.89 shares of its of 6.75% Series B Cumulative Convertible Preferred Stock at a price of $100,000 per share, in a private placement to certain investors. In addition, these investors received warrants to purchase 3,826,322 shares of common stock. The warrants expire on August 22, 2005 and have an initial exercise price of $9.2517 per share. The net proceeds of the offering, after expenses, were approximately $82.5 million. eGain intends to use such proceeds primarily for general corporate purposes, including working capital.

         eGain intends to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, an important part of eGain's strategy is to expand its operations and employee base and build sales, marketing, customer support, technical and operational resources. eGain also intends to expand its strategic distribution, hosting and solution relationships to add capabilities to its current product offerings and to help market products to new customers. eGain has incurred significant losses since its inception, and as of September 30, 2000, had an accumulated deficit of approximately $110.5 million. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur substantial operating losses for the foreseeable future. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

Results of Operations

         The following table sets forth the percentages that certain statement of operations items are to total revenue for the three months ended September 30, 2000 and 1999:

                                                                                             Three Months
                                                                                          Ended September 30,
                                                                                  -----------------------------------
                                                                                        2000              1999
                                                                                  --------------      ---------------
Revenue:
   Hosting...................................................................             19%               20%
   License...................................................................             38%               41%
   Services..................................................................             43%               39%
                                                                                  --------------      ---------------
     Total revenue...........................................................            100%              100%
   Cost of revenue - direct..................................................             72%              159%
   Cost of revenue - acquisition related.....................................              3%               --
                                                                                  --------------      ---------------
     Gross profit (loss).....................................................             25%              (59%)

Operating costs and expenses:
   Research and development..................................................             51%              143%
   Sales and marketing.......................................................            103%              268%
   General and administrative................................................             35%               91%
   Amortization of goodwill and other intangible assets......................             76%              131%
   Amortization of deferred compensation.....................................              9%              217%
                                                                                  --------------      ---------------
   Total operating costs and expenses........................................            274%              850%
                                                                                  --------------      ---------------
   Loss from operations.......................................................          (249%)            (909%)
                                                                                  ==============      ===============

Revenue

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

         Total revenue increased to $12.1 million in the quarter ended September 30, 2000 from $1.4 million in the quarter ended September 30, 1999. The increase was primarily due to an increase in eGain's customer base through the acquisition of Inference Corporation in June 2000, expanded direct sales and marketing efforts, expanded channel partnerships and the introduction of new products. During the quarter ended September 30, 2000, no single customer accounted for more than 10% of total revenue, and during the quarter ended September 30, 1999, one customer accounted for 18% of total revenue. Although total revenue has increased from prior periods, eGain cannot be certain that it will continue to grow in future periods or that it will grow at similar rates in the past.

         Revenue from application hosting increased to $2.3 million in the quarter ended September 30, 2000 from $276,000 in the quarter ended September 30, 1999. The increase was primarily attributable to an increase in the number of eGain's hosted customers. Hosting revenue represented 19% and 20% of total revenue for the quarters ended September 30, 2000 and 1999, respectively.

         Revenue from software license fees increased to $4.6 million in the quarter ended September 30, 2000 from $571,000 in the quarter ended September 30, 1999. The increase was primarily due to higher unit sales volumes and higher average sales price per customer. License revenue represented 38% and 41% of total revenue for the quarters ended September 30, 2000 and 1999, respectively.

         Revenue from consulting and support services increased to $5.2 million in the quarter ended September 30, 2000 from $541,000 in the quarter ended September 30, 1999. The increase was primarily attributable to an increase in eGain's customer base. Service revenue represented 43% and 39% of total revenue for the quarters ended September 30, 2000 and 1999, respectively.

Cost of Revenue

         Cost of revenue includes personnel costs for eGain's hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain's hosted network, cost of third-party products and lease costs paid to remote co-location centers. Cost of revenue increased to $9.1 million in the quarter ended September 30, 2000 from $2.2 million in the quarter ended September 30, 1999. The increase was primarily due to a significant increase in headcount and the expansion of the eGain Hosted Network. Included in cost of revenue are acquisition related expenses of $362,000, which is related to the amortization of developed technology resulting from eGain's business combinations in fiscal 2000. eGain expects cost of revenue to increase in future periods as it continues to expand its product line, but at a slower rate than in previous periods.

Research and Development

         Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses increased to $6.1 million in the quarter ended September 30, 2000 from $2.0 million in the quarter ended September 30, 1999. The increase was primarily attributable to significant growth in the research and development organization associated with the development of new products. eGain expects research and development expenses to increase in future periods as eGain continues to expand its product line, but at a slower rate than in previous periods.

Sales and Marketing

         Sales and marketing expenses primarily consist of compensation and benefits of eGain's sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses increased to $12.5 million in the quarter ended September 30, 2000 from $3.7 million in the quarter ended September 30, 1999. The increase was primarily due to a significant increase in headcount to enhance eGain's marketing efforts and increased spending on marketing programs. eGain expects sales and marketing expenses to increase in future periods as eGain continues to expand its business operations, but at a slower rate than in previous periods.

General and Administrative

         General and administrative expenses primarily consist of compensation and benefits for eGain's finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses increased to $4.2 million in the quarter ended September 30, 2000 from $1.3 million in the quarter ended September 30, 1999. The increase was primarily attributable to an increase in headcount. eGain expects general and administrative expenses to increase in future periods as eGain continues to expand its business operations, but at a slower rate than in previous periods.

Amortization of Goodwill and Other Intangible Assets

         Goodwill and other intangible assets represents the excess of the purchase price over the estimated fair market value of tangible net assets acquired in various business combinations. eGain recorded amortization of goodwill and other intangible assets of $9.2 million in the quarter ended September 30, 2000. This was based upon gross intangible assets totaling $131.9 million recorded in connection with the acquisitions of Sitebridge in fiscal 1999, and Big Science Company and Inference Corporation in fiscal 2000. eGain recorded amortization of goodwill and other intangible assets of $1.8 million in the quarter ended September 30, 1999, which was based upon goodwill and other intangible assets of $21.0 million recorded in connection with the acquisition of Sitebridge.

Amortization of Deferred Compensation

         Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). These grants are periodically revalued as they vest in accordance with SFAS 123 and "EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." eGain recorded amortization of deferred compensation of $1.1 million and $3.0 million in the quarters ended September 30, 2000 and 1999.

Non-operating Income (Expense)

         eGain recorded non-operating income of $231,000 in the quarter ended September 30, 2000, compared to non-operating expense of $76,000 in the quarter ended September 30, 1999. The increase was primarily attributable to an increase in interest income resulting from an increase in cash and cash equivalents. The increase was partially offset by an increase in interest expense resulting from capital leases.

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

         In August 2000, eGain raised net proceeds of approximately $82.5 million through the issuance of Series A and Series B Cumulative Convertible Preferred Stock and warrants to purchase approximately 3.8 million shares of common stock at $9.25 per share. The convertible preferred stock liquidation value accretes at 6.75% per annum. eGain intends to use the net proceeds from this private placement for general corporate purposes.

         At September 30, 2000, cash and cash equivalents were $89.8 million an increase of $62.6 million since June 30, 2000. Working capital at September 30, 2000 was $74.9 million, an increase of $63.0 million since June 30, 2000.

         Net cash used in operating activities was $21.3 million and $3.3 million in the quarters ended September 30, 2000 and 1999, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

         Net cash provided by investing activities was $110,000 in the quarter ended September 30, 2000 and net cash used in investing activities was $1.6 million in the quarter ended September 30, 1999. Cash provided by investing activities in the quarter ended September 30, 2000 was related to proceeds from the sale of short-term securities, partially offset by property and equipment purchases. Cash used in investing activities in the quarter ended September 30, 1999 was solely related to property and equipment purchases.

         Net cash provided by financing activities was $83.6 million and $60.4 million in the quarters ended September 30, 2000 and 1999, respectively. Cash provided by financing activities in each of the periods was primarily due to the issuance of preferred stock and common stock, which included net proceeds of $82.5 million through the private placement in August 2000 and net proceeds of approximately $63.0 million from the initial public offering in September 1999.

         eGain intends to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, an important part of eGain's strategy is to expand its operations and employee base and build sales, marketing, customer support, technical and operational resources. eGain believes that existing cash balances will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

         At eGain's annual stockholders meeting on November 20, 2000, stockholders will vote on whether to convert the Series B Cumulative Convertible Preferred Stock, issued in August 2000, into Series A Cumulative Convertible Preferred Stock. eGain believes that stockholders will vote to convert the Series B Cumulative Convertible Preferred Stock into Series A Cumulative Convertible Preferred Stock. However, if that approval is not obtained, the Series B shares will be convertible into shares of Series C Cumulative Redeemable Preferred Stock. The Series C shares are redeemable at the option of the holders at any time on or after November 30, 2000. If holders of Series C request eGain to redeem their shares for cash, eGain may not have adequate cash balances at the time to satisfy the request.


               Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

         eGain incurred net losses of approximately $31.5 million for the quarter ended September 30, 2000. As of September 30, 2000, eGain had an accumulated deficit of approximately $110.5 million. eGain expects to continue to incur net losses for the foreseeable future. If eGain continues to incur net losses, it may not be able to increase its number of employees or its investment in capital equipment, sales, marketing, customer support and research and development programs in accordance with its present plans. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock will likely decline. If eGain does achieve profitability, it may not sustain or increase profitability in the future.

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

         A number of factors is likely to cause fluctuations in eGain's operating results, including, but not limited to, the following:

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

         .  timing of large contracts;

         . integration of newly acquired businesses and technologies as planned, including eGain's purchase of Inference Corporation;

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

         The ecommerce customer communications market is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer communications software applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer communications, including AskJeeves, Inc., Brightware, Inc., Broadbase Software, Inc., E.Piphany, Inc., Kana Communications, Inc., Primus Knowledge Solutions, Inc., Quintus Corp., and WebLine Communications Corp., a subsidiary of Cisco Systems, Inc. In addition, some of eGain's competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc., a subsidiary of Nortel Networks Corp., PeopleSoft, Inc. and Siebel Systems, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation and similar companies, may seek to leverage their existing relationships and capabilities to offer ecommerce customer communications applications.

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

eGain may engage in future acquisitions or investments that could dilute eGain's existing stockholders, cause eGain to incur significant expenses or harm its business

         eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. For example, eGain acquired Inference Corporation in June 2000. There can be no assurance that eGain can effectively integrate Inference's products, including k Commerce Support Enterprise and k-Commerce Sales, successfully with the eGain platform. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain's existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain's operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain's operating results.

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

      On August 8, 2000, eGain issued 35.11 shares of 6.75% Series A Cumulative Convertible Preferred Stock (the "Series A") and 849.89 shares of 6.75% Series B Cumulative Convertible Preferred Stock (the "Series B"), and warrants to purchase approximately 3.8 million shares of eGain common stock with a current exercise price of $9.2517 per share. The Series A shares and Series B shares each have a liquidation preference which accretes and cumulates on a daily basis at an annual rate of 6.75% and is compounded on a semi-annual basis. The Series A shares are convertible into common stock and, subject to stockholder approval, the Series B shares are convertible into Series A shares. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $9.2517 per share. By way of illustration, at the current conversion price of $9.2517 per share and assuming all Series B shares were converted into Series A shares, as of September 30, 2000 the Series A shares would be convertible into approximately 9,661,000 shares of common stock.

      The conversion price will be adjusted to a price equal to 122% of the average market price of eGain common stock for the 20 trading days preceding August 8, 2001 in the event that such adjusted price would be less than $9.2517. However, the Series A Certificate of Designation provides that the conversion price will not be adjusted to less than $5.6875 per share. Accordingly, a decrease in the price of eGain common stock in August 2001 will increase the number of shares of common stock issuable upon conversion of the preferred stock.

      To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a significant number of shares of common stock may be sold into the market, such sales could decrease the price of our common stock and encourage short sales by selling securityholders (subject to the price floor described above) or others. Any such short sales could place further downward pressure on the price of eGain common stock, requiring the issuance of a greater number of shares of eGain common stock upon future conversions of the preferred shares.

      If stockholder approval is not obtained by November 30, 2000, the Series B shares are convertible into shares of Series C Cumulative Redeemable Preferred Stock (the "Series C"). The Series C shares are entitled to cumulative dividend payments and are redeemable at the option of the holders. Therefore, the conversion could result in a forced dividend payment or redemption at a time when eGain might not have, and could not raise, the cash necessary to pay the cumulative dividends set forth in the Series C Certificate of Designation or redeem the Series C shares if a redemption is required by the Series C Certificate of Designation.

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

         To be competitive in the ecommerce customer communications market, eGain must continually improve the performance, features and reliability of eGain products and services, including eGain's existing ecommerce customer communications applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. If eGain cannot bring new or enhanced products to market in a timely and effective way, its business and operating results will suffer. More generally, if eGain cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, eGain's business and operating results will suffer.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         eGain develops products in the United States and India and sells these products internationally. Generally, sales are made in local currency. As a result, eGain's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. eGain does not currently use derivative instruments to hedge against foreign exchange risk.

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

                          Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

Changes in Securities

         During the quarter ended September 30, 2000 eGain granted options to purchase 2,780,000 shares of common stock to employees and consultants under our 1998 and 2000 Stock Plans.

         During the quarter ended September 30, 2000, employees and consultants of the eGain exercised options for 294,000 shares of common stock. Also during the period, eGain repurchased 111,000 shares of common stock from employees.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon
Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

Use of Proceeds

         On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share, and warrants to purchase 3,826,322 shares of eGain's common stock with a current warrant exercise price of $9.2517 per share in a private placement. The total proceeds of the offering were $88.5 million. The net cash proceeds of the offering, after expenses, were approximately $82.5 million. eGain intends to use the proceeds from the private placement for general corporate purposes, including working capital.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

            Exhibit
            Number              Exhibit
          ---------     ------------------------

              27        Financial Data Schedule.

         (b)  Reports on Form 8-K.

         1. On July 14, 2000, eGain filed a Form 8-K with the Securities and Exchange Commission related to the merger with Inference Corporation.

         2. On August 9, 2000, eGain filed a Form 8-K with the Securities and Exchange Commission reporting that on August 9, 2000, eGain issued a press release announcing that it will issue approximately $88.5 million of 6.75% convertible preferred stock, and warrants to purchase approximately 3.8 million shares of common stock at $9.25 per share to purchasers of such preferred stock.

         3. On August 15, 2000, eGain filed a Form 8-K with the Securities and Exchange Commission reporting that on August 8, 2000 eGain entered into a Securities Purchase Agreement providing for the issuance and sale of (i) an aggregate of 35.11 shares of its 6.75% Series A Cumulative Convertible Preferred Stock, and (ii) an aggregate of 849.89 shares of its of 6.75% Series B Cumulative Convertible Preferred Stock in a private placement.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000          eGAIN COMMUNICATIONS CORPORATION

                                   By           /s/ Harpreet Grewal
                                      ------------------------------------------
                                                   Harpreet Grewal
                                               Chief Financial Officer
                                             (Duly Authorized Officer and
                                      Principal Financial and Accounting Officer

                               INDEX TO EXHIBITS


            Exhibit
            Number            Exhibit
          ----------   -----------------------
              27       Financial Data Schedule.