Form 10-Q
period 2000-12-31
EGAIN COMMUNICATIONS CORP
filed 2001-02-14
CIK 1066194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                     YES    [X]                  NO    [_]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                    Outstanding at December 31, 2000
                     -----                    --------------------------------
         Common Stock $0.001 par value                   36,216,659
                       eGAIN COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.   FINANCIAL INFORMATION...........................................................................       1

Item 1.   Financial Statements............................................................................       1

          Condensed Consolidated Balance Sheets at December 31, 2000 and June 30, 2000....................       1

          Condensed Consolidated Statements of Operations for the Three and Six Months
              Ended December 31, 2000 and 1999............................................................       2

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              December 31, 2000 and 1999..................................................................       3

          Notes to Condensed Consolidated Financial Statements............................................       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................................       8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.......................................      23

PART II.  OTHER INFORMATION...............................................................................      24

Item 1.   Legal Proceedings...............................................................................      24

Item 2.   Changes in Securities...........................................................................      24

Item 3.   Defaults upon Senior Securities.................................................................      24

Item 4.   Submission of Matters to a Vote of Security Holders.............................................      24

Item 5.   Other Information...............................................................................      25

Item 6.   Exhibits and Reports on Form 8-K................................................................      25

          Signature.......................................................................................      26

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       eGAIN COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                      December 31,   June 30,
                                                                                         2000          2000
                                                                                       ---------     --------
                                                                                      (unaudited)
Assets
Current Assets:
  Cash and cash equivalents.........................................................   $  71,131     $ 27,201
  Short-term investments, held as available for sale................................          --        2,991
  Accounts receivable, net..........................................................      11,432        8,589
  Prepaid and other current assets..................................................       4,347        4,456
                                                                                       ---------     --------
    Total current assets............................................................      86,910       43,237

Property and equipment, net.........................................................      13,446       11,690
Goodwill and other intangible assets, net...........................................     100,505      119,629
Other assets........................................................................       1,314        1,344
                                                                                       ---------     --------
    Total assets....................................................................   $ 202,175     $175,900
                                                                                       =========     ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Bank borrowings-line of credit....................................................   $   1,000     $  1,000
  Accounts payable..................................................................       5,557        5,305
  Accrued compensation..............................................................       8,315        8,509
  Accrued liabilities...............................................................       5,406        7,930
  Deferred revenue..................................................................       5,137        7,286
  Current portion of capital lease obligations......................................       1,089        1,116
  Current portion of notes payable..................................................         194          182
                                                                                       ---------     --------
    Total current liabilities.......................................................      26,698       31,328

Capital lease obligations, net of current portion...................................         564          729
Notes payable, net of current portion...............................................         259          343
Other long-term liabilities.........................................................         209          129
                                                                                       ---------     --------
    Total liabilities...............................................................      27,730       32,529

Stockholders' Equity:
  Cumulative convertible preferred stock............................................      84,890           --
  Common stock......................................................................          36           36
  Additional paid in capital........................................................     230,349      231,475
  Notes receivable from stockholders................................................        (449)        (475)
  Deferred stock compensation.......................................................      (3,720)      (6,798)
  Accumulated other comprehensive income (loss).....................................          50         (193)
  Accumulated deficit...............................................................    (136,711)     (80,674)
                                                                                       ---------     --------
    Total stockholders' equity......................................................     174,445      143,371
                                                                                       ---------     --------

    Total liabilities and stockholders' equity......................................   $ 202,175     $175,900
                                                                                       =========     ========

                            See accompanying notes
                        eGAIN COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                     (in thousands, except per share data)
                                  (unaudited)

                                                                                 Three Months             Six Months
                                                                              Ended December 31,       Ended December 31,
                                                                              -------------------    --------------------
                                                                               2000        1999         2000        1999
                                                                             --------    --------    --------    --------
Revenue:
 Hosting................................................................     $  3,222    $    666    $  5,517    $    942
 License................................................................        6,275         648      10,879       1,219
 Services...............................................................        4,340       1,069       9,499       1,610
                                                                             --------    --------    --------    --------
   Total revenue........................................................       13,837       2,383      25,895       3,771
 Cost of revenue - direct...............................................        7,783       3,107      16,507       5,309
 Cost of revenue - acquisition related..................................          362          --         724          --
                                                                             --------    --------    --------    --------
   Gross profit (loss)..................................................        5,692        (724)      8,664      (1,538)

 Operating costs and expenses:
 Research and development...............................................        5,866       2,067      11,945       4,046
 Sales and marketing....................................................       13,001       5,261      25,462       8,985
 General and administrative.............................................        4,290       1,745       8,518       3,006
 Amortization of goodwill and other intangible assets...................        9,200       1,826      18,400       3,651
 Amortization of deferred compensation..................................          877       2,899       1,975       5,907
                                                                             --------    --------    --------    --------
   Total operating costs and expenses...................................       33,234      13,798      66,300      25,595
                                                                             --------    --------    --------    --------
Loss from operations....................................................      (27,542)    (14,522)    (57,636)    (27,133)
Non-operating income....................................................        1,368         704       1,599         628
                                                                             --------    --------    --------    --------
Net loss................................................................      (26,174)    (13,818)    (56,037)    (26,505)

Dividends on convertible preferred stock................................       (1,506)         --      (2,390)         --
Beneficial conversion feature on convertible preferred stock............      (18,568)         --     (19,335)         --
                                                                             --------    --------    --------    --------
Net loss applicable to common stockholders..............................     $(46,248)   $(13,818)   $(77,762)   $(26,505)
                                                                             ========    ========    ========    ========

Net loss per common share:
   Basic and diluted....................................................     $  (1.32)   $  (0.51)   $  (2.23)   $  (1.40)
                                                                             ========    ========    ========    ========

Weighted average shares outstanding used in basic and
   diluted net loss per common share calculations:
   Basic and diluted....................................................       35,129      26,974      34,802      18,977
                                                                             ========    ========    ========    ========

                            See accompanying notes
                       eGAIN COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)
                                  (unaudited)

                                                                                                         Six Months
                                                                                                      Ended December 31,
                                                                                            ---------------------------------
                                                                                                 2000               1999
                                                                                            -------------      --------------
Cash flows from operating activities:
 Net loss................................................................................      (56,037)            $(26,505)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation........................................................................        2,892                  507
     Amortization of goodwill and other intangible assets................................       19,124                3,651
     Amortization of deferred compensation...............................................        1,975                5,907
     Other...............................................................................           --                 (164)
     Changes in operating assets and liabilities:
       Accounts receivable...............................................................       (2,843)                (900)
       Prepaid and other current assets..................................................          109                 (262)
       Other assets......................................................................           30                 (338)
       Accounts payable..................................................................          252                1,415
       Accrued compensation..............................................................         (194)               3,072
       Accrued liabilities...............................................................       (2,524)               1,755
       Deferred revenue..................................................................       (2,149)               1,548
       Other long-term liabilities.......................................................           80                   17
                                                                                             ---------            ---------
Net cash used in operating activities....................................................      (39,285)             (10,297)

 Cash flows from investing activities:
 Purchases of property and equipment.....................................................       (4,267)              (3,099)
 Purchases of short-term securities......................................................           --              (14,193)
 Proceeds from sale of short-term securities.............................................        3,140                   --
                                                                                             ---------            ---------
Net cash used in investing activities....................................................       (1,127)             (17,292)

Cash flows from financing activities:
 Payments on borrowings..................................................................          (72)                (126)
 Payments on capital lease obligations...................................................         (573)                  --
 Proceeds from borrowings................................................................           --                  408
 Net proceeds from issuance of convertible preferred stock...............................       82,500                5,152
 Net proceeds from issuance of common stock..............................................        2,396               63,233
                                                                                             ---------            ---------
Net cash provided by financing activities................................................       84,251               68,667

Effect of exchange rate differences on cash..............................................           91                   --
                                                                                             ---------            ---------
Net increase in cash and cash equivalents................................................       43,930               41,078
Cash and cash equivalents at beginning of year...........................................       27,201                1,265
                                                                                             ---------            ---------
Cash and cash equivalents at end of year.................................................     $ 71,131             $ 42,343
                                                                                             =========            =========
Supplemental cash flow disclosures:
  Equipment acquired under capital leases.................................................     $    381             $    570


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

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of eGain, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of eGain's financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with eGain's audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in eGain's Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2000 has been derived from audited financial statements as of that date. The results of eGain's operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001.

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

                       eGAIN COMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continue


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

     The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                       Three Months             Six Months
                                                                    Ended December 31,      Ended December 31,
                                                                 ----------------------    --------------------
                                                                     2000        1999        2000        1999
                                                                 ----------    --------    --------    --------
Net loss applicable to common stockholders                       $(46,248)     $(13,818)   $(77,762)   $(26,505)
                                                                 ========      ========    ========    ========
Basic and diluted:
   Weighted-average shares outstanding                             36,144        28,597      35,944      20,502
   Less weighted-average shares subject to repurchase              (1,015)       (1,623)     (1,142)     (1,525)
                                                                 --------      --------    --------    --------
   Weighted-average shares used in computing basic and             35,129        26,974      34,802      18,977
    diluted net loss per common share
                                                                 ========      ========    ========    ========

Basic and diluted net loss per common share                      $  (1.32)     $  (0.51)   $  (2.23)   $  (1.40)
                                                                 ========      ========    ========    ========

     Options and warrants to purchase approximately 11,248,000 and 4,190,000 shares of common stock were outstanding at December 31, 2000 and 1999, respectively, and convertible preferred stock convertible into up to approximately 9,824,000 shares of common stock were outstanding at December 31, 2000, but were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 4. Comprehensive Loss

     eGain's comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $26.3 million and $13.9 million for the three months ended December 31, 2000 and 1999, respectively, and $55.8 million and $26.6 million for the six months ended December 31, 2000 and 1999, respectively. These amounts were not materially different from net loss as reported in the statement of operations.

                       eGAIN COMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continue

Note 5. Segment Information

     eGain operates in one segment, the development and marketing of customer service infrastructure solutions. eGain markets and sells its products throughout North America (principally the U.S.), and Europe and Asia Pacific (which comprise international activities). Information relating to eGain's international operations, principally the United Kingdom, is as follows (in thousands):

                                 Three Months                  Six Months
                              Ended December 31,          Ended December 31,
                              ------------------       ----------------------
                               2000        1999          2000          1999
                              ------     -------       --------       -------
Revenue...................    $2,775     $   --         $5,623        $  --

Operating losses..........     1,561        555          2,953          999

     Identifiable assets corresponding to eGain's international operations were $5.4 million and $350,000 as of December 31, 2000 and 1999, respectively. During the three months ended December 31, 2000, one customer accounted for more than 10% of eGain's total revenue. No single customer accounted for more than 10% of eGain's total revenue in any other period presented above.

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

Note 7. Issuance of Preferred Stock

     On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share, and warrants to purchase 3,826,322 shares of eGain's common stock with a current warrant exercise price of $9.2517 per share in a private placement. The total proceeds of the offering were $88.5 million. The Series A and B shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A and B stockholders are entitled to cash dividends only when and if declared by the board of directors.

     The Series A shares are convertible at the option of the holder into common stock at an initial conversion price of $9.2517 per share. The initial conversion price is subject to adjustment on August 8, 2001, if 122% of the average closing bid price per share of eGain's common stock on the 20 consecutive trading days immediately preceding and including August 8, 2001 is less than $9.2517. In such event, the initial conversion price will not be adjusted below $5.6875. If not sooner converted, eGain has the option to convert the Series A shares into common stock after August 8, 2003 if the closing bid price of eGain's common stock on 20 of the 30 consecutive trading days prior to the date of notice requesting conversion is equal to or greater than 250% of the initial conversion price (or $23.13). If not sooner converted, on August 8, 2005 eGain must either, at its option, redeem the Series A shares for cash or convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of eGain's common stock on the 20 consecutive trading days immediately prior to the redemption date.

                       eGAIN COMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continue


     The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting.

     The net cash proceeds of the offering, after expenses, were approximately $82.5 million. The proceeds were further discounted by $25.3 million, representing the valuation of the 3,826,322 warrants issued in connection with the sale of Series A and B shares. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price, which is compared to the fair market value of eGain's common stock to determine whether a beneficial conversion feature exists. In the six months ended December 31, 2000, $19.3 million was allocated to the beneficial conversion feature representing the difference between the fair market value of eGain's common stock on the date of conversion and the discounted conversion price. The amount representing the beneficial conversion feature was included in net loss applicable to common stockholders. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. In the three and six months ended December 31, 2000, accrued dividends were $1,506,000 and $2,390,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of our global market penetration and distribution capabilities, the integration of our software products with databases, the development of our strategic relationships, the factors influencing competition in our market, our limited operating history, expected net losses, the adequacy of capital resources, the continued need for online customer communications, the continued acceptance of the hosted applications model, competitive threats and the overall volatility of Internet-related technology companies. These statements relate to our future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Additional Factors That May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

     eGain provides customer interaction software designed to help companies meet the growing demands of Internet-based communications. eGain offers licensed and hosted applications for email management, interactive Web and voice collaboration, intelligent self-help agents, knowledge management and online marketing. Built using a Web-native architecture, the eGain e-Service suite of products operates on a shared platform that provides for common archiving, reporting and knowledge management capabilities. In addition, the eGain e-Service suite of products integrates with leading call center switches, as well as customer communications, database and ecommerce software applications, to provide comprehensive information about each customer while permitting companies to leverage existing investments and installed systems. eGain has more than 700 customers, including Charles Schwab, Charter Communications, FleetBoston Financial, and GE Power Systems, a division of General Electric.

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

     On May 15, 2000, eGain signed a letter of intent to acquire Nitman Software Pvt. Ltd., an ecommerce software development company located in Pune, India. In August 2000, eGain and Nitman executed definitive agreements in connection with the acquisition, and we expect that the transaction, which is awaiting final approval by the Indian government, will close in the third quarter of fiscal 2001. eGain's acquisition of Nitman will enhance eGain's product development capabilities.

     On June 29, 2000, eGain acquired Inference Corporation in exchange for its common stock and assumption of outstanding options to purchase Inference common stock. The acquisition brought together eGain's strength in Web-native, multi-channel customer communications with Inference's customer profiling and contact center support capabilities. The acquisition also significantly expanded eGain's European business and added new product and technology components to the eGain Commerce platform. The acquisition was accounted for as a purchase transaction.

     On August 22, 2000, eGain issued (i) an aggregate of 35.11 shares of its 6.75% Series A Cumulative Convertible Preferred Stock (the "Series A") at a price of $100,000 per share (ii) an aggregate of 849.89 shares of its of 6.75% Series B Cumulative Convertible Preferred Stock (the "Series B") at a price of $100,000 per share, in a private placement to certain investors (the "Investors"). The Series B shares automatically converted into Series A shares as a result of the stockholder approval obtained on November 20, 2000 at the annual stockholders meeting. In addition, the Investors received warrants to purchase 3,826,322 shares of common stock (the "Warrants"). The warrants expire on August 22, 2005 and have an initial exercise price of $9.2517 per share (the "Exercise Price"). The net proceeds of the offering, after expenses, were approximately $82.5 million. eGain intends to use such proceeds primarily for general corporate purposes, including working capital.

     eGain intends to continue to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of approximately $136.7 million as of December 31, 2000. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur operating losses for the foreseeable future. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

Results of Operations

     The following table sets forth the percentages that certain statement of operations items are to total revenue for the three and six months ended December 31, 2000 and 1999:

                                                                             Three Months                        Six Months
                                                                           Ended December 31,                Ended December 31,
                                                                       ------------------------          -------------------------
                                                                         2000             1999             2000             1999
                                                                       --------       ---------          --------       ----------
Revenue:
 Hosting...........................................................       23%              28%              21%              25%
 License...........................................................       45%              27%              42%              32%
 Services..........................................................       32%              45%              37%              43%
                                                                       -----          -------            -----          -------
   Total revenue...................................................      100%             100%             100%             100%
 Cost of revenue - direct..........................................       56%             130%              64%             141%
 Cost of revenue - acquisition related.............................        3%              --                3%              --
                                                                       -----          -------            -----          -------
   Gross profit (loss).............................................       41%             (30%)             33%             (41%)

Operating costs and expenses:
 Research and development..........................................       42%              87%              46%             107%
 Sales and marketing...............................................       94%             221%              98%             238%
 General and administrative........................................       31%              73%              33%              80%
 Amortization of goodwill and other intangible assets..............       67%              76%              71%              97%
 Amortization of deferred compensation.............................        6%             122%               8%             157%
                                                                       -----          -------            -----          -------
   Total operating costs and expenses..............................      240%             579%             256%             679%
                                                                       -----          -------            -----          -------
Loss from operations...............................................     (199%)           (609%)           (223%)           (720%)
                                                                       =====          =======            =====          =======

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

     Total revenue increased to $13.8 million in the quarter ended December 31, 2000 from $2.4 million in the quarter ended December 31, 1999. Total revenue for the six months ended December 31, 2000 increased to $25.9 million, compared to $3.8 million in the same period last year. The increase in each period was primarily attributable to expanded direct sales and marketing efforts, expanded channel partnerships and the introduction of new products. A significant portion of the expansion and related increases were due to the acquisition of Inference Corporation on June 29, 2000, and the inclusion of its revenue from the effective date of the merger. During the quarter ended December 31, 2000, one customer accounted 10% of total revenue. During the quarter ended December 31, 1999 and the six months ended December 31, 2000 and 1999, no single customer accounted for more than 10% of total revenue. Although total revenue has increased from prior periods, eGain cannot be certain that it will continue to grow in future periods or that it will grow at similar rates in the past.

     Hosting revenue increased to $3.2 million in the quarter ended December 31, 2000 from $666,000 in the quarter ended December 31, 1999. Hosting revenue for the six months ended December 31, 2000 increased to $5.5 million, compared to $942,000 in the same period last year. The increase in each period was primarily attributable to an increase in the number of eGain's hosted customers. Hosting revenue represented 23% and 28% of total revenue for the quarters ended December 31, 2000 and 1999, respectively, and 21% and 25% of total revenue for the six months ended December 31, 2000 and 1999, respectively.

     License revenue increased to $6.3 million in the quarter ended December 31, 2000 from $648,000 in the quarter ended December 31, 1999. License revenue for the six months ended December 31, 2000 increased to $10.9 million, compared to $1.2 million in the same period last year. The increase in each period was primarily due to higher unit sales volumes combined with a higher average sales price per customer. License revenue represented 45% and 27% of total revenue for the quarters ended December 31, 2000 and 1999, respectively, and 42% and 32% of total revenue for the six months ended December 31, 2000 and 1999, respectively.

     Services revenue increased to $4.3 million in the quarter ended December 31, 2000 from $1.1 million in the quarter ended December 31, 1999. Services revenue for the six months ended December 31, 2000 increased to $9.5 million, compared to $1.6 million in the same period last year. The increase in each period was primarily attributable to an increase in eGain's customer base, resulting in increased revenue from customer implementations and maintenance contracts. Services revenue represented 32% and 45% of total revenue for the quarters ended December 31, 2000 and 1999, respectively, and 37% and 43% of total revenue for the six months ended December 31, 2000 and 1999, respectively.

Cost of Revenue - Direct

     Cost of revenue - direct includes personnel costs for eGain's hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain's hosted network, cost of third-party products and lease costs paid to remote co-location centers. Cost of revenue - direct increased to $7.8 million in the quarter ended December 31, 2000 from $3.1 million in the quarter ended December 31, 1999. Cost of revenue
- direct for the six months ended December 31, 2000 increased to $16.5 million, compared to $5.3 million in the same period last year. The increase in each period was primarily due to a significant increase in headcount and the expansion of the eGain Hosted Network.

Cost of Revenue - Acquisition Related

     Cost of revenue - acquisition related of $362,000 and $724,000 for the three and six months ended December 31, 2000 consists of amortization of developed technology resulting from eGain's business combinations in fiscal 2000.

Research and Development

     Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses increased to $5.9 million in the quarter ended December 31, 2000 from $2.1 million in the quarter ended December 31, 1999. Research and development expenses for the six months ended December 31, 2000 increased to $11.9 million, compared to $4.0 million in the same period last year. The increase in each period was primarily attributable to significant growth in the research and development organization associated with the enhancement of existing products and the development of new products.

Sales and Marketing

     Sales and marketing expenses primarily consist of compensation and benefits of eGain's sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses increased to $13.0 million in the quarter ended December 31, 2000 from $5.3 million in the quarter ended December 31, 1999. Sales and marketing expenses for the six months ended December 31, 2000 increased to $25.5 million, compared to $9.0 million in the same period last year. The increase in each period was primarily due to increased spending on marketing programs, a significant increase in headcount to enhance eGain's sales and marketing efforts, as well as an increase in sales commissions resulting from increased revenue.

General and Administrative

     General and administrative expenses primarily consist of compensation and benefits for eGain's finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses increased to $4.3 million in the quarter ended December 31, 2000 from $1.7 million in the quarter ended December 31, 1999. General and administrative expenses for the six months ended December 31, 2000 increased to $8.5 million, compared to $3.0 million in the same period last year. The increase in each period was primarily attributable to an increase in headcount to manage and support the growth of eGain's business.

Amortization of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represents the excess of the purchase price over the estimated fair market value of tangible net assets acquired in various business combinations. Amortization of goodwill and other intangible assets increased to $9.2 million in the quarter ended December 31, 2000 from $1.8 million in the quarter ended December 31, 2000. Amortization of goodwill and other intangible assets for the six months ended December 31, 2000 increased to $18.4 million, compared to $3.7 million in the same period last year. The increase in each period was due to an increase in gross intangible assets resulting from the acquisitions of Big Science Company on March 7, 2000 and Inference Corporation on June 29, 2000.

Amortization of Deferred Compensation

     Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). These grants are periodically revalued as they vest in accordance with SFAS 123 and "EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." eGain recorded amortization of deferred compensation of $877,000 and $2.9 million in the quarters ended December 31, 2000 and 1999, respectively, and $2.0 million and $5.9 million in the six months ended December 31, 2000 and 1999, respectively.

Non-operating Income

     Non-operating income increased to $1.4 million in the quarter ended December 31, 2000 from $704,000 in the quarter ended December 31, 1999. Non-operating income for the six months ended December 31, 2000 increased to $1.6 million, compared to non-operating income of $628,000 in the six months ended December 31, 1999. The increase in each period was primarily attributable to an increase in interest income resulting from an increase in cash and cash equivalents.

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

     At December 31, 2000, cash and cash equivalents were $71.1 million, an increase of $43.9 million since June 30, 2000. Working capital at December 31, 2000 was $60.2 million, an increase of $48.3 million since June 30, 2000.

     Net cash used in operating activities was $39.3 million and $10.3 million in the six months ended December 31, 2000 and 1999, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

     Net cash used in investing activities of $1.1 million in the six months ended December 31, 2000 consisted of property and equipment purchases, partially offset by proceeds from the sale of short-term securities. Net Cash used in investing activities of $17.3 million in the six months ended December 31, 1999 consisted of purchases of short-term securities and property and equipment.

     Net cash provided by financing activities was $84.3 million and $68.7 million in the six months ended December 31, 2000 and 1999, respectively. Cash provided by financing activities in each period was primarily due to the issuance of preferred stock and common stock, which included net proceeds of $82.5 million through the private placement of preferred stock in August 2000 and net proceeds of approximately $63.0 million from the initial public offering in September 1999.

     eGain intends to continue to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. eGain believes that existing cash balances will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.


               Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

     eGain incurred net losses of approximately $26.2 million for the quarter ended December 31, 2000. As of December 31, 2000, eGain had an accumulated deficit of approximately $136.7 million. eGain expects to continue to incur net losses for the foreseeable future. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock will likely decline. If eGain does achieve profitability, it may not sustain or increase profitability in the future.

eGain's operating expenses may increase as eGain builds its business, and this increase may harm its operating results and financial condition

     eGain has spent heavily on technology and infrastructure development. eGain expects to continue to spend substantial financial and other resources on developing and introducing product and service offerings. Accordingly, if eGain's revenue does not continue to increase, its business and operating results could suffer.

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

     .  timing of large contracts;

     .  integration of newly acquired businesses and technologies as planned;

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

     The ecommerce customer communications market is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer communications software applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer communications, including AskJeeves, Inc., Broadbase Software, Inc., E.Piphany, Inc., Kana Communications, Inc., Primus Knowledge Solutions, Inc., and WebLine Communications Corp., a subsidiary of Cisco Systems, Inc. In addition, some of eGain's competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc., a subsidiary of Nortel

Networks Corp., PeopleSoft, Inc. and Siebel Systems, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation and similar companies, may seek to leverage their existing relationships and capabilities to offer ecommerce customer communications applications.

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

If eGain fails to expand its sales activities, it may be unable to expand its business

     If eGain does not successfully expand its sales activities, eGain may not be able to expand its business, and eGain's common stock price could decline. The complexity of eGain's ecommerce customer communications platform and related products and services requires it to have highly trained sales personnel to educate prospective customers regarding the use and benefits of eGain's services. With eGain's relatively brief operating history and its plans for continued growth, eGain has considerable need to recruit, train, and retain qualified sales staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and to enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain's revenue. Because many of eGain's current sales personnel have recently joined eGain and have limited experience working together, eGain's sales organization may not be able to compete successfully against bigger and more experienced organizations of its competitors.

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

Due to lengthy sales cycles and the complexity of some of eGain's sales contracts, it may be difficult to predict operating results and eGain may miss its revenue expectations

     eGain's sales cycle for its ecommerce communications applications can be six months or more, and varies substantially from customer to customer. While eGain's potential customers are evaluating eGain's products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. In addition, eGain's multi-product offering and the increasingly complex needs of its customers may make it more difficult for eGain to forecast when eGain may recognize the corresponding revenue. Consequently eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

If eGain does not successfully address the risks inherent in the expansion of its international operations, its business could suffer

     eGain intends to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, eGain has established subsidiaries in Europe, Asia Pacific and Japan. In addition, eGain is expecting the pending acquisition of Nitman Software Pvt. Ltd., an ecommerce software development company in India, to close in the quarter ended March 31, 2001. If eGain's revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, eGain's business and operating results will suffer. eGain has limited experience in international operations and may not be able to compete effectively in international markets. eGain faces various risks inherent in conducting business internationally, such as the following:

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

     . reduced protection for intellectual property rights in foreign countries; and

     .  general business conditions.

eGain's recent growth has placed a strain on its resources and if eGain fails to manage its future growth, its business could suffer

     eGain has expanded its operations rapidly. The completed acquisitions of Inference and Big Science are two examples of this expansion. This rapid expansion has placed, and is expected to continue to place, a significant strain on eGain's managerial, operational and financial resources. To manage further growth, eGain will need to improve or replace its existing operational, customer support and financial systems, procedures and controls. Any failure by eGain to properly manage these system and procedural transitions could impair its ability to attract and service customers, and could cause it to incur higher operating costs and delays in the execution of its business plan. eGain's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, eGain's management may not be able to successfully identify, manage and exploit existing and potential market opportunities.

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

     The eGain Hosted Network consists of virtual data centers co-located in the physical data centers of eGain's hosting partners including AboveNet Communications, a subsidiary of Metromedia Fiber Network, Inc., and Exodus Communications. Accordingly, eGain relies on the speed and reliability of the systems and networks of these hosting partners. If eGain's hosting partners experience system interruptions or delays, or if eGain does not maintain or develop relationships with reliable hosting partners, eGain's business could suffer.

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

  On August 8, 2000, eGain issued 35.11 shares of 6.75% Series A Cumulative Convertible Preferred Stock and 849.89 shares of 6.75% Series B Cumulative Convertible Preferred Stock, and warrants to purchase approximately 3.8 million shares of eGain common stock with a current exercise price of $9.2517 per share. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. The Series A shares have a liquidation preference which accretes and cumulates on a daily basis at an annual rate of 6.75% and is compounded on a semi-annual basis. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $9.2517 per share. By way of illustration, at the current conversion price of $9.2517 per share, as of December 31, 2000 the Series A shares would be convertible into 9,824,000 shares of common stock.

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

                                   PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        eGain is not a party to any material legal proceedings.

Item 2. Changes in Securities

Changes in Securities

     During the quarter ended December 31, 2000 eGain granted options to purchase 569,000 shares of common stock to employees and consultants under eGain's 1998 Stock Plan.

     During the quarter ended December 31, 2000, employees and consultants of eGain exercised options for 35,000 shares of common stock and eGain repurchased 147,000 shares of common stock from employees. Also during the period, employees purchased 189,000 shares of common stock under eGain's 1999 Employee Stock Purchase Plan.

     The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On November 20, 2000, eGain's annual meeting of stockholders was held and the following matters were voted on:

1. The following individuals were elected to the board of directors to serve until the 2001 annual meeting of stockholders and thereafter until their successors are elected and qualified:

                Nominees               Total Vote for each     Total Vote Withheld from
                                             Director               each Director
--------------------------------     ----------------------  ----------------------------
Mr. Ashutosh Roy                           26,044,130                  510,139
Mr. Gunjan Sinha                           26,105,547                  448,722
Mr. Mark A. Wolfson                        26,055,269                  499,000
Mr. David G. Brown                         26,117,679                  436,590
Mr. Phiroz P. Darukhanavala                26,114,612                  439,657

2. The vote to amend eGain's Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 shares to 100,000,000 shares was as follows:


        For                Against          Abstain           Broker Non-Vote
-----------------     ----------------   --------------    --------------------
    26,170,670             295,819           87,780                N/A

3. The vote to approve the conversion of Series B preferred stock into Series A preferred stock was as follows:


        For                Against          Abstain           Broker Non-Vote
-----------------     ----------------   --------------    --------------------
    17,352,387             180,001          158,509             8,863,372

4. The vote to amend eGain's Amended and Restated 1998 Stock Plan to increase the number of shares available for grant thereunder from 6,500,000 shares to 8,500,000 shares was as follows:

        For                Against          Abstain           Broker Non-Vote
-----------------     ----------------   --------------    --------------------
    16,373,997           1,115,189          150,711             8,914,372

5. The vote to ratify the appointment of Ernst & Young LLP as eGain's independent auditors was as follows:

        For                Against          Abstain           Broker Non-Vote
-----------------     ----------------   --------------    --------------------
    26,437,421             44,970           71,878                 N/A

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K.

            Exhibit
            Number         Exhibit
            ------         -------

            3 (i)(a) Amended and Restated Certificate of Incorporation of eGain Communications Corporation

            3(i)(b) Certificate of Designation, Preferences and Rights of eGain's 6.75% Series A Cumulative Convertible Preferred Stock, filed as Exhibit 3(i)(a) to eGain's Current Report on Form 8-K dated August 15, 2000, and incorporated by this reference.

            4.1            Form of common Stock Purchase Warrant, filed as
                           Exhibit 4.1 to eGain's Current Report on Form 8-K dated August 15, 2000, and incorporated herein by this reference

            10.1 Letter of Employment between eGain and Charles Jepson dated October 16, 2000.

        (b) Reports on Form 8-K

                           None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 2001                eGAIN COMMUNICATIONS CORPORATION


                                         By   /s/ Harpreet Grewal
                                           ---------------------------------
                                                Harpreet Grewal
                                             Chief Financial Officer
                                           (Principal Financial Officer)

                               Index to Exhibits
                               -----------------

            Exhibit
            Number         Exhibit
            ------         -------

            3 (i)(a) Amended and Restated Certificate of Incorporation of eGain Communications Corporation

            3(i)(b) Certificate of Designation, Preferences and Rights of eGain's 6.75% Series A Cumulative Convertible Preferred Stock, filed as Exhibit 3(i)(a) to eGain's Current Report on Form 8-K dated August 15, 2000, and incorporated by this reference.

            4.1            Form of common Stock Purchase Warrant, filed as
                           Exhibit 4.1 to eGain's Current Report on Form 8-K dated August 15, 2000, and incorporated herein by this reference

            10.1 Letter of Employment between eGain and Charles Jepson dated October 16, 2000.