Form 10-Q
period 2001-03-31
EGAIN COMMUNICATIONS CORP
filed 2001-05-15
CIK 1066194

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

(Mark One)
  [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     YES [X]                     NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at March 31, 2001
           -----                              -----------------------------
Common Stock $0.001 par value                         36,226,847
                       eGAIN COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION............................................................................       1

Item 1.  Financial Statements.............................................................................       1

         Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2000........................       1

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          March 31, 2001 and 2000.........................................................................       2

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          March 31, 2001 and 2000.........................................................................       3

         Notes to Condensed Consolidated Financial Statements.............................................       4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............       8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........................................      23

PART II. OTHER INFORMATION................................................................................      24

Item 1.  Legal Proceedings................................................................................      24

Item 2.  Changes in Securities............................................................................      24

Item 3.  Defaults upon Senior Securities..................................................................      24

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      24

Item 5.  Other Information................................................................................      24

Item 6.  Exhibits and reports on Form 8-K.................................................................      24

         Signature........................................................................................      25

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       eGAIN COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                       March 31,             June 30,
                                                                                         2001                 2000
                                                                                    ------------          -----------
Assets                                                                               (unaudited)
Current Assets:
 Cash and cash equivalents..................................................           $  53,198             $ 27,201
 Short-term investments, held as available for sale.........................                  --                2,991
 Accounts receivable, net...................................................              14,826                8,589
 Prepaid and other current assets...........................................               4,331                4,456
                                                                                    ------------          -----------
  Total current assets......................................................              72,355               43,237
Property and equipment, net.................................................              12,741               11,690
Goodwill and other intangible assets, net...................................              90,943              119,629
Other assets................................................................               1,291                1,344
                                                                                    ============          ===========
  Total assets..............................................................           $ 177,330             $175,900
                                                                                    ============          ===========

Liabilities and Stockholders' Equity
Current Liabilities:
 Bank borrowings-line of credit.............................................           $     980             $  1,000
 Accounts payable...........................................................               5,746                5,305
 Accrued compensation.......................................................               7,363                8,509
 Accrued liabilities........................................................               4,214                7,930
 Deferred revenue...........................................................               5,918                7,286
 Current portion of capital lease obligations...............................               1,119                1,116
 Current portion of notes payable...........................................                 701                  182
                                                                                    ------------          -----------
  Total current liabilities.................................................              26,041               31,328

Capital lease obligations, net of current portion...........................                 514                  729
Notes payable, net of current portion.......................................                 706                  343
Other long-term liabilities.................................................                 494                  129
                                                                                    ------------          -----------
  Total liabilities.........................................................              27,755               32,529

Stockholders' Equity:
 Cumulative convertible preferred stock.....................................              86,403                   --
 Common stock...............................................................                  36                   36
 Additional paid in capital.................................................             228,466              231,475
 Notes receivable from stockholders.........................................                (416)                (475)
 Deferred stock compensation................................................              (2,523)              (6,798)
 Accumulated other comprehensive income (loss)..............................                (130)                (193)
 Accumulated deficit........................................................            (162,261)             (80,674)
                                                                                    ------------          -----------
  Total stockholders' equity................................................             149,575              143,371
                                                                                    ------------          -----------
  Total liabilities and stockholders' equity................................           $ 177,330             $175,900
                                                                                    ============          ===========

                            See accompanying notes
                       eGAIN COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                     (in thousands, except per share data)
                                  (unaudited)

                                                                   Three Months             Nine Months
                                                                 Ended March 31,          Ended March 31,
                                                              ---------------------   ----------------------
                                                                 2001        2000         2001        2000
                                                              ---------   ---------   ----------  ----------
Revenue:
 Hosting....................................................   $  2,539    $    988    $   8,056    $  1,930
 License....................................................      5,930       1,268       16,809       2,487
 Services...................................................      4,951       1,047       14,450       2,657
                                                              ---------   ---------   ----------  ----------
  Total revenue.............................................     13,420       3,303       39,315       7,074
 Cost of revenue - direct...................................      7,580       4,138       24,087       9,447
 Cost of revenue - acquisition related......................        362          --        1,086          --
                                                              ---------   ---------   ----------  ----------
  Gross profit (loss).......................................      5,478        (835)      14,142      (2,373)

Operating costs and expenses:
 Research and development...................................      5,615       3,005       17,560       7,051
 Sales and marketing........................................     11,599       7,013       37,061      15,998
 General and administrative.................................      4,221       1,779       12,739       4,785
 Amortization of goodwill and other intangible assets.......      9,200       2,614       27,600       6,265
 Amortization of deferred compensation......................        750       2,944        2,725       8,851
 Restructuring..............................................        388          --          388          --
                                                              ---------   ---------   ----------  ----------
  Total operating costs and expenses........................     31,773      17,355       98,073      42,950
                                                              ---------   ---------   ----------  ----------
Loss from operations........................................    (26,295)    (18,190)     (83,931)    (45,323)
Non-operating income........................................        745         461        2,344       1,089
                                                              ---------   ---------   ----------  ----------
Net loss....................................................    (25,550)    (17,729)     (81,587)    (44,234)

Dividends on convertible preferred stock....................     (1,513)         --       (3,903)         --
Beneficial conversion feature on convertible preferred stock         --          --      (19,335)         --
                                                              ---------   ---------   ----------  ----------
Net loss applicable to common stockholders..................   $(27,063)   $(17,729)   $(104,825)   $(44,234)
                                                              =========   =========   ==========  ==========
 Basic and diluted net loss per common share................     $(0.77)     $(0.63)      $(3.00)     $(2.03)
                                                              =========   =========   ==========  ==========
 Weighted average shares used in computing basic and
  diluted net loss per common share.........................     35,353      27,986       34,958      21,783
                                                              =========   =========   ==========  ==========


                            See accompanying notes
                        eGAIN COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                                                               Nine Months
                                                                                              Ended March 31,
                                                                                      -------------------------------
                                                                                          2001                2000
                                                                                      ----------           ----------
Cash flows from operating activities:
 Net loss...................................................................            $(81,587)            $(44,234)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation.............................................................               4,403                1,084
   Amortization of goodwill and other intangible assets.....................              28,686                6,265
   Amortization of deferred compensation....................................               2,725                8,851
   Other....................................................................                  --                   16
   Changes in operating assets and liabilities:
     Accounts receivable....................................................              (6,237)              (1,170)
     Prepaid and other current assets.......................................                 125               (2,346)
     Other assets...........................................................                  53               (1,540)
     Accounts payable.......................................................                 441                2,534
     Accrued compensation...................................................              (1,146)               4,088
     Accrued liabilities....................................................              (3,716)               2,183
     Deferred revenue.......................................................              (1,368)               1,922
     Other long-term liabilities............................................                 365                   37
                                                                                      ----------           ----------
Net cash used in operating activities.......................................             (57,256)             (22,310)

Cash flows from investing activities:
 Purchases of property and equipment........................................              (4,794)              (5,358)
 Net cash paid for acquisition of Big Science Company.......................                  --               (1,320)
 Purchases of short-term securities.........................................                  --              (26,546)
 Proceeds from sale of short-term securities................................               3,140               11,400
                                                                                      ----------           ----------
Net cash used in investing activities.......................................              (1,654)             (21,824)

Cash flows from financing activities:
 Payments on borrowings.....................................................                (118)                (601)
 Payments on capital lease obligations......................................                (872)                  --
 Proceeds from borrowings...................................................                 980                  408
 Net proceeds from issuance of convertible preferred stock..................              82,500                5,152
 Net proceeds from issuance of common stock.................................               2,506               63,367
                                                                                      ----------           ----------
Net cash provided by financing activities...................................              84,996               68,326

Effect of exchange rate differences on cash.................................                 (89)                   2
                                                                                      ----------           ----------
Net increase in cash and cash equivalents...................................              25,997               24,194
Cash and cash equivalents at beginning of year..............................              27,201                1,265
                                                                                      ----------           ----------
Cash and cash equivalents at end of year....................................            $ 53,198             $ 25,459
                                                                                      ==========           ==========
Supplemental disclosure of non-cash activities:
 Equipment acquired under capital leases....................................            $    660                1,306
 Conversion of line of credit to term loan (Note 8).........................               1,000                   --
 Issuance of common stock in connection with
  acquisition of Big Science................................................                  --               31,704

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

         Service revenue is primarily derived from consulting, maintenance agreements and training. Service revenue from consulting and training billed on a time and materials basis is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

                       eGAIN COMMUNICATIONS CORPORATION

Note 2.  Software Revenue Recognition (continued)

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

         The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                   Three Months                        Nine Months
                                                                  Ended March 31,                     Ended March 31,
                                                          -----------------------------      ------------------------------
                                                              2001              2000              2001              2000
                                                          -----------       -----------      ------------       -----------

Net loss applicable to common stockholders..........         $(27,063)         $(17,729)        $(104,825)         $(44,234)
                                                          -----------       -----------      ------------       -----------
Basic and diluted:
 Weighted-average shares outstanding................           36,197            28,958            36,028            23,295
 Less weighted-average shares subject to repurchase.             (844)             (972)           (1,043)           (1,512)
                                                          -----------       -----------      ------------       -----------
 Weighted-average shares used in computing basic               35,353            27,986            34,985            21,783
  and diluted net loss per common share.............
                                                          -----------       -----------      ------------       -----------
Basic and diluted net loss per common share.........         $  (0.77)         $  (0.63)        $   (3.00)         $  (2.03)
                                                          -----------       -----------      ------------       -----------

         Options and warrants to purchase approximately 10,336,000 and 5,104,000 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, and convertible preferred stock convertible into approximately 9,988,000 shares of common stock were outstanding at March 31, 2001, but were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 4.  Comprehensive Loss

         eGain's comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $25.7 million and $17.8 million for the three months ended March 31, 2001 and 2000, respectively, and $81.5 million and $44.4 million for the nine months ended March 31, 2001 and 2000, respectively. These amounts were not materially different from net loss as reported in the consolidated statements of operations.

                       eGAIN COMMUNICATIONS CORPORATION

Note 5.  Segment Information

         eGain operates in one segment, the development and marketing of customer service infrastructure solutions. eGain markets and sells its products throughout North America (principally the United States), Europe and Asia Pacific. Operations in Europe and Asia Pacific comprise eGain's international activities. Selected operating data relating to eGain's international operations is set forth below (in thousands):

                                                    Three Months                         Nine Months
                                                   Ended March 31,                      Ended March 31,
                                            -----------------------------      ------------------------------
                                                2001             2000             2001              2000
                                            -----------       -----------      ------------       -----------

Revenue............................          $ 3,212          $    --          $ 8,835         $      --

Operating losses...................            2,034              765            4,987             1,764

         Identifiable assets corresponding to eGain's international operations were $5.2 million and $310,000 as of March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, one customer accounted for 11% of eGain's total revenue. No single customer accounted for more than 10% of eGain's total revenue in any other period presented above.

Note 6.  New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the quarter ended June 30, 2001. eGain has evaluated the impact of SAB 101 and believes that it will not have a material impact on our consolidated financial statements.

Note 7.  Issuance of Preferred Stock

         On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share in a private placement to certain investors (the "Investors"). The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the Investors received warrants to purchase 3,826,322 shares of eGain's common stock with a current warrant exercise price of $9.2517 per share. The total proceeds of the offering were $88.5 million. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A stockholders are entitled cash dividends only when and if declared by the board of directors.

         The Series A shares are convertible at the option of the holder into common stock at an initial conversion price of $9.2517 per share. The initial conversion price is subject to adjustment on August 8, 2001 if 122% of the average closing bid price per share of eGain's common stock on the 20 consecutive trading days immediately preceding and including August 8, 2001 is less than $9.2517. In such event, the initial conversion price will not be adjusted below $5.6875. If not sooner converted, eGain has the option to convert the Series A shares into common stock after August 8, 2003 if the closing bid price of eGain's common stock on 20 of the 30 consecutive trading days prior to the date of notice requesting conversion is equal to or greater than 250% of the initial conversion price (or $23.13). If not sooner converted, on August 8, 2005 eGain must either, at its option, redeem the Series A shares for cash or convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of eGain's common stock on the 20 consecutive trading days immediately prior to the redemption date.

                       eGAIN COMMUNICATIONS CORPORATION

Note 7.  Issuance of Preferred Stock (continued)

         The net cash proceeds of the offering, after expenses, were approximately $82.5 million. In order to determine whether a beneficial conversion feature existed in connection with the offering, the proceeds were discounted by $25.3 million, representing the valuation of the 3,826,322 warrants issued in connection with the sale of Series A and B shares. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price, which was compared to the fair market value of eGain's common stock to determine whether a beneficial conversion feature existed. In the nine months ended March 31, 2001, $19.3 million was allocated to the beneficial conversion feature representing the difference between the fair market value of eGain's common stock on the date of conversion and the discounted conversion price. The amount representing the beneficial conversion feature was included in net loss applicable to common stockholders. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. In the three and nine months ended March 31, 2001, accrued dividends were $1.5 million and $3.9 million, respectively.

Note 8.  Line of Credit

         On March 29, 2001, eGain entered into an amendment to a previous loan agreement dated August 7, 1998. The amendment provides for a $3.5 million revolving line of credit, reduced by the issuance of standby letters of credit not to exceed $1.0 million, and a $3.0 million equipment line of credit. The revolving line of credit and the equipment line of credit expire on March 28, 2002 and February 27, 2004, respectively. In addition, eGain's existing $1.0 million line of credit was converted into a 24-month term loan. Borrowings under the loan agreement are secured by all of eGain's assets and bear interest at the bank's prime rate plus 0.50%. On March 31, 2001, $980,000 was outstanding under the revolving line of credit and $1.0 million was outstanding under the term loan.

Note 9.  Restructuring

         During the quarter ended March 31, 2001, eGain recorded restructuring charges in the amount of $388,000. These charges related to a reduction in workforce in all areas of eGain pursuant to the adoption of eGain's expense management strategy. The total charges were primarily comprised of severance costs totaling $363,000, all of which were paid as of March 31, 2001.

Note 10. Subsequent Events

         In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of Nitman Software Pvt. Ltd. ("Nitman"), an ecommerce software development company located in Pune, India. eGain acquired all of the outstanding capital stock of Nitman in exchange for a $1.0 million cash payment. The acquisition will be accounted for using the purchase method of accounting.

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

Overview

         eGain provides customer interaction software designed to help companies meet the growing demands of Internet-based communications. eGain offers licensed and hosted applications for email management, interactive Web and voice collaboration, intelligent self-help agents, knowledge management and online marketing. Built using a Web-native architecture, the eGain e-Service suite of products operates on a shared platform that provides for common archiving, reporting and knowledge management capabilities. In addition, the eGain e-Service suite of products integrates with leading call center switches, as well as customer communications, database and ecommerce software applications, to provide comprehensive information about each customer while permitting companies to leverage existing investments and installed systems. eGain has more than 750 customers, including Charles Schwab, Charter Communications, FleetBoston Financial, and GE Power Systems, a division of General Electric Corporation.

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

       On June 29, 2000, eGain acquired Inference Corporation in exchange for eGain common stock and assumption of outstanding options to purchase Inference common stock. The acquisition brought together eGain's strength in Web-native, multi-channel customer communications with Inference's customer profiling and contact center support capabilities. The acquisition also significantly expanded eGain's European business and added new product and technology components to the eGain platform. The acquisition was accounted for as a purchase transaction.

         On August 22, 2000, eGain issued (i) an aggregate of 35.11 shares of its 6.75% Series A Cumulative Convertible Preferred Stock (the "Series A") at a price of $100,000 per share (ii) an aggregate of 849.89 shares of its of 6.75% Series B Cumulative Convertible Preferred Stock (the "Series B") at a price of $100,000 per share, in a private placement to certain investors (the "Investors"). The Series B shares automatically converted into Series A shares as a result of stockholder approval obtained on November 20, 2000 at the annual stockholders meeting. In addition, the Investors received warrants to purchase 3,826,322 shares of common stock (the "Warrants"). The Warrants expire on August 22, 2005 and have an initial exercise price of $9.2517 per share. The net proceeds of the offering, after expenses, were approximately $82.5 million. eGain intends to use such proceeds primarily for general corporate purposes, including working capital.

         eGain intends to continue to make significant investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of approximately $162.3 million as of March 31, 2001. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur operating losses for the foreseeable future. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

         In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of Nitman Software Pvt. Ltd. ("Nitman"), an ecommerce software development company located in Pune, India. eGain acquired all of the outstanding capital stock of Nitman in exchange for a $1.0 million cash payment. The acquisition will be accounted for using the purchase method of accounting. eGain's acquisition of Nitman will enhance eGain's product development, licensed customer support, information technology and hosted business services capabilities.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

                                                                   Three Months                      Nine Months
                                                                   Ended March 31,                   Ended March 31,
                                                            --------------------------         -------------------------
                                                               2001             2000             2001             2000
                                                            ---------        ---------         --------         --------
Revenue:
 Hosting.............................................             19%              30%              20%              27%
 License.............................................             44%              38%              43%              35%
 Services............................................             37%              32%              37%              38%
                                                            ---------        ---------         --------         --------
  Total revenue......................................            100%             100%             100%             100%
 Cost of revenue - direct............................             56%             125%              61%             134%
 Cost of revenue - acquisition related...............              3%              --                3%              --
                                                            ---------        ---------         --------         --------
  Gross profit (loss)................................             41%             (25%)             36%             (34%)

Operating costs and expenses:
 Research and development............................             42%              91%              45%             100%
 Sales and marketing.................................             86%             212%              94%             226%
 General and administrative..........................             31%              54%              32%              68%
 Amortization of goodwill and other intangible assets             69%              79%              70%              88%
 Amortization of deferred compensation...............              6%              89%               7%             125%
 Restructuring.......................................              3%              --                1%              --
                                                            ---------        ---------         --------         --------
  Total operating costs and expenses.................            237%             525%             249%             607%
                                                            ---------        ---------         --------         --------
Loss from operations.................................           (196%)           (550%)           (213%)           (641%)
                                                            =========        =========         ========         ========


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

     Service revenue is primarily derived from consulting, maintenance agreements and training. Service revenue from consulting and training billed on a time and materials basis is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

     Total revenue increased to $13.4 million in the quarter ended March 31, 2001 from $3.3 million in the quarter ended March 31, 2000. Total revenue for the nine months ended March 31, 2001 increased to $39.3 million, compared to $7.1 million in the same period last year. The increase in each period was primarily attributable to increased market acceptance of our products, expanded direct sales and marketing efforts, expanded channel partnerships and the introduction of new products. A significant portion of the expansion and related increases were due to the acquisition of Inference Corporation on June 29, 2000, and the inclusion of its revenue from the effective date of the merger. During the quarter ended March 31, 2001, one customer accounted for 11% of total revenue. During the quarter ended March 31, 2000 and the nine months ended March 31, 2001 and 2000, no single customer accounted for more than 10% of total revenue. Although total revenue has increased from prior periods, eGain cannot be certain that it will continue to grow in future periods or that it will grow at similar rates in the past.

     Hosting revenue increased to $2.5 million in the quarter ended March 31, 2001 from $988,000 in the quarter ended March 31, 2000. Hosting revenue for the nine months ended March 31, 2001 increased to $8.1 million, compared to $1.9 million in the same period last year. The increase in each period was primarily attributable to an increase in the number of eGain's hosted customers. Hosting revenue represented 19% and 30% of total revenue for the quarters ended March 31, 2001 and 2000, respectively, and 20% and 27% of total revenue for the nine months ended March 31, 2001 and 2000, respectively.

     License revenue increased to $5.9 million in the quarter ended March 31, 2001 from $1.3 million in the quarter ended March 31, 2000. License revenue for the nine months ended March 31, 2001 increased to $16.8 million, compared to $2.5 million in the same period last year. The increase in each period was primarily due to higher unit sales volumes combined with higher average sales price per customer. License revenue represented 44% and 38% of total revenue for the quarters ended March 31, 2001 and 2000, respectively, and 43% and 35% of total revenue for the nine months ended March 31, 2001 and 2000, respectively.

     Services revenue increased to $5.0 million in the quarter ended March 31, 2001 from $1.0 million in the quarter ended March 31, 2000. Services revenue for the nine months ended March 31, 2001 increased to $14.5 million, compared to $2.7 million in the same period last year. The increase in each period was primarily attributable to an increase in eGain's customer base, resulting in increased revenue from customer implementations and maintenance contracts. Services revenue represented 37% and 32% of total revenue for the quarters ended March 31, 2001 and 2000, respectively, and 37% and 38% of total revenue for the nine months ended March 31, 2001 and 2000, respectively.

Cost of Revenue - Direct

     Cost of revenue - direct includes personnel costs for eGain's hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain's hosted network, cost of third-party products and lease costs paid to remote co-location centers. Cost of revenue - direct increased to $7.6 million in the quarter ended March 31, 2001 from $4.1 million in the quarter ended March 31, 2000, representing 56% and 125% of total revenue, respectively. Cost of revenue - direct for the nine months ended March 31, 2001 increased to $24.1 million, compared to $9.4 million in the same period last year, representing 61% and 134% of total revenue, respectively. The increase in absolute dollars in each period was primarily due to a significant increase in headcount and the expansion of the eGain Hosted Network. Cost of revenue - direct as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in costs of revenue.

Cost of Revenue - Acquisition Related

     Cost of revenue - acquisition related expense of $362,000 and $1.1 million for the three and nine months ended March 31, 2001 consists of amortization of developed technology resulting from eGain's business combinations in fiscal 2000.

Research and Development

     Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses increased to $5.6 million in the quarter ended March 31, 2001 from $3.0 million in the quarter ended March 31, 2000, representing 42% and 91% of total revenue, respectively. Research and development expenses for the nine months ended March 31, 2001 increased to $17.6 million, compared to $7.1 million in the same period last year, representing 45% and 100% of total revenue, respectively. The increase in absolute dollars in each period was primarily attributable to significant growth in the research and development organization associated with the enhancement of existing products and the development of new products. Research and development expenses as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in research and development expenses.

Sales and Marketing

     Sales and marketing expenses primarily consist of compensation and benefits of eGain's sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses increased to $11.6 million in the quarter ended March 31, 2001 from $7.0 million in the quarter ended March 31, 2000, representing 86% and 212% of total revenue, respectively. Sales and marketing expenses for the nine months ended March 31, 2001 increased to $37.1 million, compared to $16.0 million in the same period last year, representing 94% and 226% of total revenue, respectively. The increase in absolute dollars in each period was primarily due to increased spending on marketing programs, a significant increase in headcount to enhance eGain's sales and marketing efforts, as well as an increase in sales commissions resulting from increased revenue. Sales and marketing expenses as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in sales and marketing expenses.

General and Administrative

     General and administrative expenses primarily consist of compensation and benefits for eGain's finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses increased to $4.2 million in the quarter ended March 31, 2001 from $1.8 million in the quarter ended March 31, 2000, representing 31% and 54% of total revenue, respectively. General and administrative expenses for the nine months ended March 31, 2001 increased to $12.7 million, compared to $4.8 million in the same period last year, representing 32% and 68% of total revenue, respectively. The increase in absolute dollars in each period was primarily attributable to an increase in headcount to manage and support the growth of eGain's business. General and administrative expenses as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in general and administrative expenses.

Amortization of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represents the excess of the purchase price over the estimated fair market value of tangible net assets acquired in various business combinations. Amortization of goodwill and other intangible assets increased to $9.2 million in the quarter ended March 31, 2001 from $2.6 million in the quarter ended March 31, 2000. Amortization of goodwill and other intangible assets for the nine months ended March 31, 2001 increased to $27.6 million, compared to $6.3 million in the same period last year. The increase in each period was due to an increase in gross intangible assets resulting from the acquisitions of Big Science Company on March 7, 2000 and Inference Corporation on June 29, 2000.

Amortization of Deferred Compensation

     Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). These grants are periodically revalued as they vest in accordance with SFAS 123 and "EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." eGain recorded amortization of deferred compensation of $750,000 and $2.9 million in the quarters ended March 31, 2001 and 2000, respectively, and $2.7 million and $8.9 million in the nine months ended March 31, 2001 and 2000, respectively.

Restructuring

     During the quarter ended March 31, 2001, eGain recorded restructuring charges in the amount of $388,000. These charges related to a reduction in workforce in all areas of eGain pursuant to the adoption of eGain's expense management strategy. The total charges were primarily comprised of severance costs totaling $363,000, all of which were paid as of March 31, 2001.

Non-operating Income

     Non-operating income increased to $745,000 in the quarter ended March 31, 2001 from $461,000 in the quarter ended March 31, 2000. Non-operating income for the nine months ended March 31, 2001 increased to $2.3 million, compared to non-operating income of $1.1 million in the nine months March 31, 2000. The increase in each period was primarily attributable to an increase in interest income resulting from an increase in cash and cash equivalents.

Liquidity and Capital Resources

     Prior to eGain's initial public offering, operations were primarily financed through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, eGain completed an initial public offering of common stock, in which 5.8 million shares of common stock were sold (including exercise of an over-allotment option in October 1999), at a price of $12.00 per share. Proceeds to eGain from the offering, before offering expenses, were approximately $69.0 million.

       In August 2000, eGain raised net proceeds of approximately $82.5 million through the issuance of Series A and Series B Cumulative Convertible Preferred Stock and warrants to purchase approximately 3.8 million shares of common stock at $9.25 per share in a private placement. The convertible preferred stock liquidation value accretes at 6.75% per annum. eGain intends to use the net proceeds from this private placement for general corporate purposes.

     On March 29, 2001, eGain entered into an amendment to a previous loan agreement dated August 7, 1998. The amendment provides for a $3.5 million revolving line of credit, reduced by the issuance of standby letters of credit not to exceed $1.0 million, and a $3.0 million equipment line of credit. The revolving line of credit and the equipment line of credit expire on March 28, 2002 and February 27, 2004, respectively. In addition, eGain's existing $1.0 million line of credit was converted into a 24-month term loan. Borrowings under the loan agreement are secured by all of eGain's assets and bear interest at the bank's prime rate plus 0.50%. On March 31, 2001, $980,000 was outstanding under the revolving line of credit and $1.0 million was outstanding under the term loan.

       On March 31, 2001, cash and cash equivalents were $53.2 million, an increase of $26.0 million since June 30, 2000. Working capital at March 31, 2001 was $46.3 million, an increase of $34.4 million since June 30, 2000.

       Net cash used in operating activities was $57.3 million and $22.3 million in the nine months ended March 31, 2001 and 2000, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

       Net cash used in investing activities of $1.7 million in the nine months ended March 31, 2001 consisted of property and equipment purchases of $4.8 million, partially offset by proceeds from the sale of short-term securities of $3.1 million. Net cash used in investing activities of $21.8 million in the nine months ended March 31, 2000 primarily consisted of net purchases of short-term securities of $15.1 million and property and equipment purchases of $5.4 million.

       Net cash provided by financing activities was $85.0 million and $68.3 million in the nine months ended March 31, 2001 and 2000, respectively. Cash provided by financing activities in each period was primarily due to the issuance of preferred stock and common stock, which included net proceeds of $82.5 million through the private placement in August 2000 and net proceeds of approximately $63.0 million from the initial public offering in September 1999.

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

               Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

     eGain incurred net losses of approximately $25.6 million for the quarter ended March 31, 2001. As of March 31, 2001, eGain had an accumulated deficit of approximately $162.3 million. eGain does not know when or if it will become profitable. However, eGain's management has stated that eGain is firmly on track to achieve profit breakeven, excluding non-cash charges, in the December quarter of 2001. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock will likely decline. If eGain does achieve profitability, it may not sustain or increase profitability in the future.

eGain's operating expenses may increase as eGain builds its business, and this increase may harm its operating results and financial condition

     eGain has spent heavily on technology and infrastructure development. eGain expects to continue to spend substantial financial and other resources on developing and introducing product and service offerings. Accordingly, if eGain's revenue does not correspondingly increase, its business and operating results could suffer.

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

     .  timing of large contracts;

     . integration of eGain's most recently acquired company, Nitman Software Pvt. Ltd.;

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

eGain may engage in future acquisitions or investments that could dilute eGain's existing stockholders, cause eGain to incur significant expenses or harm its business

     eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. For example, eGain acquired Nitman Software Pvt. Ltd. ("Nitman") in April 2001. There can be no assurance that eGain can effectively integrate Nitman's operations with those of eGain's. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain's existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain's operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain's operating results.

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

If eGain fails to expand its sales activities, it may be unable to expand its business

     If eGain does not successfully expand its sales activities, eGain may not be able to expand its business, and eGain's common stock price could decline. The complexity of eGain's ecommerce customer communications platform and related products and services requires it to have highly trained sales personnel to educate prospective customers regarding the use and benefits of eGain's services, and provide effective customer support. With eGain's relatively brief operating history and its plans for continued growth, eGain has considerable need to recruit, train, and retain qualified sales staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and to enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain's revenue. Because many of eGain's current sales personnel have recently joined eGain and have limited experience working together, eGain's sales organization may not be able to compete successfully against bigger and more experienced organizations of its competitors.

eGain must recruit and retain its key employees to expand its business

     eGain's success will depend on the skills, experience and performance of eGain's senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for only a short period of time. The loss of the services of any of eGain's senior management or other key personnel, including eGain's Chief Executive Officer and co-founder, Ashutosh Roy, and eGain's President and co-founder, Gunjan Sinha, could harm its business. eGain does not have employment agreements with, or life insurance policies on, most of its key employees. Most of these employees may terminate their employment with eGain at any time. eGain's success also will depend on its ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and eGain has had difficulty hiring employees in its desired timeframes. In particular, eGain may be unable to hire a sufficient number of qualified software engineers. If eGain fails to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, eGain's business and its ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. eGain could incur substantial costs in defending itself against any of these claims, regardless of the merits of such claims.

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

Due to the lengthy sales cycles of some of eGain's products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

     eGain's sales cycle for its ecommerce communications applications can be six months or more, and varies substantially from customer to customer. While eGain's potential customers are evaluating eGain's products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain's multi-product offering and the increasingly complex needs of its customers may make it more difficult for eGain to forecast when eGain may recognize the corresponding revenue. In addition, the recent economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain's average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

If eGain does not successfully address the risks inherent in the expansion of its international operations, its business could suffer

     eGain intends to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, eGain has established subsidiaries in the Europe, Asia Pacific and Japan. In addition, eGain completed its acquisition of Nitman Pvt. Ltd. in April 2001, an ecommerce software development company in India. If eGain's revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, eGain's business and operating results will suffer. eGain has limited experience in international operations and may not be able to compete effectively in international markets. eGain faces various risks inherent in conducting business internationally, such as the following:

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

     . reduced protection for intellectual property rights in foreign countries; and

     .  general business conditions.

eGain's recent growth has placed a strain on its resources and if eGain fails to manage its future growth, its business could suffer

     eGain has expanded its operations rapidly. The completed acquisitions of Inference, Big Science and Nitman are three examples of this expansion. This rapid expansion has placed, and is expected to continue to place, a significant strain on eGain's managerial, operational and financial resources. To manage further growth, eGain will need to improve or replace its existing operational, customer support and financial systems, procedures and controls. Any failure by eGain to properly manage these system and procedural transitions could impair its ability to attract and service customers, and could cause it to incur higher operating costs and delays in the execution of its business plan. eGain's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, eGain's management may not be able to successfully identify, manage and exploit existing and potential market opportunities.

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

     eGain's success largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Most of eGain's computer and communications systems are located in Sunnyvale, California. eGain's systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events. In addition, eGain may experience temporary system disruptions due to the loss of electrical power as a result of California's energy shortages and related customer blackouts.

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

Problems arising from use of eGain's products with other vendors' products could cause eGain to incur significant costs, divert attention from eGain's product development efforts and cause customer relations problems

     eGain's customers generally use eGain products together with products from other companies. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. Even when eGain's products do not cause these problems, these problems may cause eGain to incur significant warranty and repair costs, divert the attention of eGain's engineering personnel from product development efforts and cause significant customer relations problems.

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

     On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share in a private placement to certain investors (the "Investors"). The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the Investors received warrants to purchase 3.8 million shares of eGain's common stock with a current warrant exercise price of $9.2517 per share. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $9.2517 per share. By way of illustration, at the current conversion price of $9.2517 per share, as of March 31, 2001 the Series A shares would be convertible into 10.0 million shares of common stock.

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

         eGain's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain's investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 5.5% to 6.0%, and have maturities of three months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

Changes in Securities

         During the quarter ended March 31, 2001, eGain granted options to purchase 521,000 shares of common stock to employees and consultants under eGain's 1998 and 2000 Stock Plans.

         During the quarter ended March 31, 2001, employees and consultants of the eGain exercised options for 76,000 shares of common stock. Also during the period, eGain repurchased 66,000 shares of common stock from employees.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

            Exhibit                        Exhibit
            Number
           --------        -----------------------------------------------------
             10.1          Amended and Restated Starter Kit Loan and Security
                           Agreement dated as of March 29, 2001

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 2001                        eGAIN COMMUNICATIONS CORPORATION



                                            By   /s/ Harpreet Grewal
                                              ---------------------------------
                                                    Harpreet Grewal
                                                Chief Financial Officer
                                             (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


       Exhibit
       Number                                  Exhibit
      --------       -----------------------------------------------------------
        10.1         Amended and Restated Starter Kit Loan and Security
                     Agreement dated as of March 29, 2001