Form 10-K
period 2001-06-30
EGAIN COMMUNICATIONS CORP
filed 2001-09-28
CIK 1066194

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  [_]For the Fiscal Year Ended June 30, 2001

                                      or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from     to     .

                        Commission File Number: 0-30260

                       eGain Communications Corporation
            (Exact name of registrant as specified in its charter)

                          Delaware                                                77-0466366
                (State or other jurisdiction                                   (I.R.S. Employer
              of incorporation or organization)                              Identification No.)

         714 E. Evelyn, Sunnyvale, California 94086                             (408) 212-3400
(Address of principal executive offices, including zip code) (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on September 21, 2001), was approximately $16,568,845. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

   As of September 21, 2001, there were 36,404,177 shares of Common Stock, $0.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on November 15, 2001.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       eGAIN COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                2001 FORM 10-K

Item
No.                                                                                        Page
----                                                                                       ----
                                            PART I

1.   Business.............................................................................   1
2.   Properties...........................................................................  12
3.   Legal Proceedings....................................................................  12
4.   Submission of Matters to a Vote of Security Holders..................................  12

                                            PART II

5.   Market for the Registrant's Common Stock and Related Stockholder Matters.............  13
6.   Selected Consolidated Financial Data.................................................  14
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  15
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  33
8.   Financial Statements and Supplementary Data..........................................  34
9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.  57

                                           PART III

10.  Directors and Executive Officers of the Registrant...................................  58
11.  Executive Compensation...............................................................  59
12.  Security Ownership of Certain Beneficial Owners and Management.......................  60
13.  Certain Relationships and Related Transactions.......................................  60

                                            PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  61

                               -----------------

                                    PART I

ITEM 1. BUSINESS

   This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain's multi-channel interaction management platform, the continued expansion of global distribution capabilities, the development of eGain's strategic relationships, the factors influencing competition in eGain's market, eGain's limited operating history, expected net losses, the adequacy of capital resources, the continued need for online customer communications, the continued acceptance of eGain's Web-native architecture, eGain's levels of investment in research and development and sales and marketing and the overall volatility of Internet-related technology companies. eGain's actual results could differ materially from those discussed in statements relating to eGain's future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in "Factors That May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

   eGain is a leading provider of interaction management software for the Internet that enables companies to transform traditional customer call centers into multi-channel contact centers. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction--email, real-time and self-service. Built using a 100% Web-native architecture, eGain's comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain's solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

   eGain offers hosted and licensed eService solutions for email management, interactive real-time Web and voice collaboration, intelligent self-help agents, knowledge management and proactive online marketing. This comprehensive suite of applications helps address the needs of customers across the full customer lifecycle.

   Since eGain's applications are built upon a common knowledge base, information such as a customer's account history and prior interactions, regardless of origination, can be accessed and shared across different products and across the enterprise. eGain believes this results in a more comprehensive, efficient and personalized customer experience.

   eGain offers a complete line of consulting, support and training services from offices throughout the world. eGain's customers include companies such as ABN AMRO Bank, Daimler Chrysler, McAfee.com, Nextel Communications and Timberland.

Recent Developments

   On September 7, 2001, eGain filed a final amendment to a tender offer statement on Schedule TO dated May 24, 2001 announcing the final results of its offer to exchange certain eligible options outstanding under eGain's stock option plans for new options to purchase shares of eGain common stock. The new options will be granted on or after six months and one day after August 10, 2001, the date the tendered options were accepted and canceled. eGain anticipates issuing new options to purchase 925,370 shares of eGain common stock in exchange for the options surrendered in the offer to exchange.

   On August 8, 2001, the conversion price of eGain's 6.75% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), underwent a reset from the original conversion price of $9.2517 per share to $5.6875 per share. The Series A Preferred Stock was issued in a private placement in August 2000, at which time eGain also issued warrants to purchase 3,826,322 shares of common stock at an initial exercise price of $9.2517 per share (the "Warrants"). As a result of this adjustment of the conversion price, the currently outstanding shares of Series A Preferred Stock were convertible into an aggregate of 16,634,598 shares of common stock as of August 8, 2001. This number of shares includes 1,074,158 shares of common stock representing the accretion on the Series A Preferred Stock liquidation preference from August 8, 2000 through August 8, 2001, pursuant to the terms and conditions of the registrant's Certificate of Designation of 6.75% Series A Cumulative Convertible Preferred Stock (the "Certificate of Designation"). In addition, on August 8, 2001, the exercise price of the Warrants underwent an adjustment such that the exercise price of the Warrants is now $5.6875 per share. This adjustment to the exercise price of the Warrants will not result in the issuance of additional warrants or shares of common stock upon exercise of the Warrants.

Industry Background

   The Internet has fundamentally changed the manner in which businesses and customers interact. Customers demand instant access to customer service and expect immediate responses to questions and issues. Accordingly, successful companies are implementing multi-channel online interaction solutions.

   In a traditional commercial setting, companies typically addressed customer service needs by establishing telephone call centers, enabling customers to speak with customer service representatives by phone. With the arrival of the Internet and the rapid growth of online communication, companies are discovering that it is increasingly necessary to supplement or transform their traditional call centers into multi-channel contact centers capable of handling high volumes of customer interactions across multiple channels of communication.

   This transformation is being driven both by the lower cost of providing online assistance as compared with telephonic assistance, and by the apparent customer demand for such assistance. Forrester Research estimates that during 2001, as much as 25% of all customer inquiries will take place over the Internet via email, Web form submission, or some other type of online interaction. In addition, a recent study conducted by Purdue University Research indicates that the number of customer contacts is expected to double to approximately 30 billion by 2005, and that approximately 45% of these contacts will take place online, an increase from approximately 5% currently.

   The ability to address online service requirements has become a necessity in today's competitive business environment. Integrated multi-channel online interaction capabilities have become a significant part of any customer service strategy seeking to deliver a quality customer experience. Failure to address the communication needs of customers can result in diminished customer loyalty, increased difficulty in acquiring new customers, and a deterioration of competitive position and brand reputation, all potentially resulting in a loss of current and future revenue.

   Over the past few years, numerous software vendors have developed and marketed point solutions, or software packages designed to handle online customer communications through a specific channel such as email, real-time Web collaboration or self-service. However, point solutions do not meet the demands of customers who want flexibility in how they communicate with companies based on the nature of their inquiry. Point solutions also are difficult to integrate with other programs, making it difficult for customer service agents to easily reference a customer's past communications that originated from multiple channels. Nor can they integrate easily with a company's existing legacy systems. This lack of integration makes these applications expensive to implement and maintain, especially for companies with significant existing call center operations.

   For these reasons, eGain believes that providing customers with a full range of online communications options has become a strategic imperative, and that the demand for an integrated multi-channel interaction platform will continue to grow accordingly.

The eGain Solution

   eGain provides software products that enable online customers and businesses to interact through each of the three primary channels for online customer interaction--email, real-time and self-service. These applications operate on a shared platform that provides for common archiving, reporting and knowledge management capabilities across these different channels. In addition, eGain's platform is designed to integrate with leading call center systems, as well as third party customer communications, database and ecommerce software applications, to provide comprehensive information about each customer, thereby permitting companies to leverage existing investments and installed systems.

   eGain's applications and platform are designed with a 100% Web-native architecture that allows companies to leverage the unique advantages of the Internet. All of eGain's software products can be deployed either as a licensed application installed on servers at the customer location or a hosted application service through the eGain Hosted Network.

   The eGain solution provides companies with the following benefits:

  . Develop, Maintain and Enhance Profitable Long Term Customer Relationships. Whether a customer is asking a question, seeking a resolution to an issue or making a purchase, eGain's eService platform allows companies to greatly enhance the interaction experience for customers. Companies can respond rapidly and effectively to large volumes of email, communicate over the Web in real-time with their customers, track the history of individual customer interactions and allow customers to handle their own service needs at any time. In addition to strengthening existing customer relationships, eGain's products may also increase the likelihood that a first-time Web site visitor will become a customer. Online visitors can interact immediately and directly with a customer service representative to inquire about a specific product or issue, thereby increasing the likelihood that a Web site visitor will complete a purchase.

  . Reduce Operating Costs. eGain's products assist customers and companies in communicating more effectively while reducing operating costs and yielding rapid and demonstrable return on investment. eGain's intelligent email routing and suggested response capabilities, tracking, workload and reporting features, and knowledge management system is designed to measurably enhance the productivity of a company's customer service representatives. From an online customer perspective, eGain's robust self-service tools, logical integrated escalation paths and sophisticated artificial intelligence engine empower online customers to resolve business issues without assistance, thereby reducing the demands on the customer service organization.

  . Reduce Technology Costs. eGain's products are designed to integrate not only with each other, but with data and processes residing in legacy systems and other enterprises data sources. By integrating with existing corporate systems, eGain's platform allows companies to leverage prior information technology investments, extend the useful lives of such systems and reduce the need for additional expenditures for enterprise applications, while transforming traditional operations into a multi-channel contact centers.

  . Provide Flexible Deployment Options. eGain's products are designed to allow companies to deploy eGain applications either in-house at their own facility as installed software or in a hosted environment through the eGain Hosted Network. Customers using the eGain Hosted Network can take advantage of eGain's system expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to eGain's applications.

The eGain Strategy

   eGain's objective is to further enhance its position as a leading provider of interaction management software for the Internet. The key elements of eGain's strategy include:

   Enhance and Expand the Leading Integrated, Multi-Channel Interaction Management Platform. eGain believes it is one of the few companies that provide software to enable communication across the three primary channels of online interaction--email, real-time and self-service. eGain has a strong track record of extending its platform through internal development and acquisitions and continues to invest in its research and development efforts. eGain was the first company to expand channels of communication by integrating the email and real-time channels. eGain was also the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, eGain's solution integrates with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

   Provide Demonstrable Return on Investment to Customers. Especially in these challenging economic times, when many companies are dramatically scaling back their investments in information technology, eGain understands that customers will only buy enterprise class software if they are convinced that they will experience a real return on investment ("ROI"), in both the short and long run. A central element of eGain's strategy is the ability to provide companies with demonstrable ROI from the purchase of eGain's software applications. Among the factors that can provide this ROI are: increased revenues from enhanced customer loyalty; the relatively lower cost of customer retention (as opposed to customer acquisition) initiatives; decreased headcount and associated costs in the call center and customer support areas; providing customers with access to lower cost service alternatives than traditional telephone support; and preserving and leveraging existing information technology investments by using eGain's easily integrated products. By focusing on these and other factors, eGain works with existing and prospective customers to establish that investing in eGain products will prove a wise investment.

   Technology Leadership. With its flagship product, eGain Mail, eGain was the first company to introduce a 100% Web-native solution to address the need for online customer interaction management. Since inception, eGain has designed its products with the specific characteristics of the Web in mind and intends to maintain its technology leadership by building all of its products on a 100% Web-native architecture. eGain believes that its Web-native architecture provides true global access, improved scalability, easier integration with existing enterprise applications and systems and lower deployment costs.

   Flexible Delivery Options. eGain believes that offering its solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ the eGain Hosted Network. Customers choosing to employ the eGain Hosted Network can focus on other aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment, that the hosting option offers.

   Expand Global Distribution Capabilities. eGain intends to continue its expansion of global distribution capabilities through eGain's direct sales efforts as well as strategic relationships. eGain has aggressively expanded its domestic and international direct sales force. eGain maintains a sales presence in 18 countries including the United Kingdom, Australia and Japan and plans to establish a presence in additional regions in the future. Revenue from international operations continues to increase and with the introduction of multi-lingual versions of its products (Asian and Western European language capabilities) eGain intends to further penetrate international markets. In addition to its direct sales and marketing efforts, eGain is engaged in a number of formal and informal strategic relationships with system integrators, consulting firms, technology partners and solutions providers.

Products and Services

  eGain eService Enterprise and Suite of Applications

   eGain provides multi-channel, online customer communications solutions for companies engaged in ecommerce activities. eGain's solutions are built on a scalable, Web-native architecture based on industry standards and designed to meet the growth of Internet-based communications. eGain's products are available on multiple platforms, and deployment is available either as a hosted application service or as locally installed software. Although each product may be purchased separately, eGain's products are designed to work closely with each other and to integrate with customers' existing databases and applications.

   The core of eGain's product offering is a suite of integrated, multi-channel, globalized applications built on a common platform and sold under the brand name, eGain eService Enterprise ("E3"). E3's integrated solution consists of multiple application components that enable companies to deliver superior service across all channels of communication, including the telephone, email, real-time Web collaboration and Web self-service. E3 seamlessly integrates with existing systems through a variety of bridges and gateways that connect with other corporate databases and systems. All customer interaction data is centrally managed and accessible across the enterprise, ensuring that responses are accurate, up-to-date and consistent across all channels.

   eGain's individual applications, categorized by channel, are described below:

   Call Center: eGain's call center solutions are focused on improving communications and establishing customer service consistency within the existing call center environment.

  . eGain Knowledge is a comprehensive knowledge management solution that lies at the heart of eGain eService Enterprise. Leveraged across all channels, it helps agents quickly find answers for customers. Novice agents and trainees are guided to the right answer in an automated fashion using case-based reasoning, which reduces the need to escalate customers to more expensive subject matter experts.

  . eGain Call Center Bridge is a computer-telephony integration (CTI) solution that is designed to link eGain eService Enterprise to a company's existing call center infrastructure so that all customer communications, whether they be Internet contacts or phone calls, can be centrally queued, routed, logged, monitored, and managed. This integration simplifies multi-channel administration and management by leveraging previous call center investments.

   Email: eGain offers applications to manage inbound and outbound email transmissions.

  . eGain Mail provides companies with an email management system designed to cost-effectively process high volumes of customer emails and Web-form submissions. Sophisticated workflow and flexible routing rules ensure that the right agent receives the inquiry, even in complex, distributed environments. It provides tools to track issues, create personalized responses, and increase agent productivity. eGain Mail is designed to scale to meet the growing customer communication needs inherent to companies engaged in ecommerce.

  . eGain Campaign is a high volume, outbound email management solution used for targeted service and retention marketing campaigns. eGain Campaign enables businesses to engage in one-to-one email-based customer interactions, leading to profitable, long-term relationships.

   Self Service: eGain provides a comprehensive set of tools that allows online customers to quickly and conveniently obtain answers to their questions 24 hours a day, thereby reducing support organization staffing needs.

  . eGain Knowledge contains an optional self-service module that empowers customers to quickly resolve their problems at the instant they need help by walking them through targeted questions to pinpoint the best solution. This application provides natural language support and escalation to agent-assisted channels when customers need additional help.

  . eGain Assistant offers a life-like, conversational self-service agent that is available at any time to address customer inquiries and reduce support costs. eGain Assistant encourages the use of self-service by providing a comfortable and engaging way for users to interact with a company's Web site. Customers who cannot find what they are looking for can be immediately escalated to another channel of communication.

  . eGain Inform is a customizable customer service portal with easy to use templates intended to provide customers with access to a history of their previous communications with a company.

   Real-Time: eGain's applications provide online customers a flexible way to communicate with customer service representatives in real-time, offering customers immediate, in-depth help when they need it.

  . eGain Live enables customer service representatives to answer online requests by providing immediate, personalized assistance through interactive text messaging, cobrowsing of websites, and callbacks. One-to-one collaboration technologies allow agents to help customers in filling out web forms and completing purchases and complex transactions on the Internet without the customer ever having to leave the Web site.

  . eGain Interact enables sales and support representatives to "connect browsers" with their customers and jointly view online product demonstrations, fill out complex Web forms and walk through online transactions.

   Other eGain application components include:

  . eGain Commerce Bridge is a database and application-linking solution that provides easy integration with standard relational databases, ecommerce platforms, and call center systems as well as any accessible information on the Internet.

  . eGain AI (Artificial Intelligence) facilitates accurate categorization and routing of customer requests, as well as accurate auto-suggestions and auto-responses for customer service agents.

  eGain Hosted Network

   The eGain Hosted Network allows hosted customers to access the full functionality of eGain's applications through a standard Web browser and Internet connection. Through a network of eGain service centers and hosting partners linked by high-speed Internet connections, eGain provides its customers with multiple redundant paths to access their hosted customer service applications. eGain remotely manages these applications which reside on server machines housed at leading co-location facilities. eGain also offers value-added services to its hosted customers, including application management, database maintenance, mail hosting and anti-virus protection. eGain has also developed proprietary Web-based hosted service management systems, enabling eGain service professionals to efficiently administer and manage large numbers of hosted customer applications.

Professional Services

   eGain's worldwide professional services organization provides consulting, hosting, technical support and education services designed to ensure customer success and build customer loyalty.

  . Consulting Services. eGain's consulting services offers rapid implementation services, custom solution development and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs and implement integrated solutions. eGain provides these services independently or in partnership with systems integrators who have developed consulting expertise on eGain's platform.

  . Hosted Services. eGain's hosted services group provides 24x7 application management, monitoring and response services. eGain also provides database services to maintain and enhance the performance, availability and reliability of production systems as well as network security services.

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

   As of June 30, 2001, eGain had approximately 155 professionals providing worldwide services for systems installation, solutions development, application management, education and support.

Sales and Marketing

  Sales Strategy

   eGain's sales strategy is to pursue targeted accounts through a combination of its direct sales force and strategic alliances. To date, eGain has targeted its sales efforts at Global 2000 companies as well as dedicated ecommerce companies.

   eGain's North American direct sales personnel are based at eGain's corporate headquarters in Sunnyvale, California, with field sales offices located throughout the United States and Canada. Internationally, eGain has direct sales personnel located in Australia, France, Germany, Hong Kong, Ireland, Italy, Japan, the Netherlands and the United Kingdom.

   The direct sales force is organized into teams that include both sales representatives and systems engineers. eGain's direct sales force is complemented by telemarketing representatives based at headquarters in Sunnyvale, California.

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

   As of June 30, 2001, there were approximately 140 employees engaged in worldwide sales activities.

  Marketing Strategy

   eGain's marketing strategy is to build brand awareness as a leading provider of interaction management software for the Internet that enables companies to transform traditional call centers into multi-channel contact centers. eGain's marketing efforts focus on Global 2000 companies.

   eGain employs a wide range of marketing avenues to deliver its message, including print, outdoor billboard and Internet advertising, targeted direct mailing, email newsletters and a variety of trade shows, seminars and interest groups.

   eGain's marketing group also provides the sales team with lists of prospects and qualified leads for further follow up. This group also produces sales tools, including product collateral, customer case studies, demonstrations, presentations and competitive analyses. In addition, eGain's marketing group performs market analyses and conducts focus group and customer reviews to identify and develop key partnership opportunities and product requirements.

   As of June 30, 2001, there were approximately 16 employees engaged in worldwide marketing activities.

Strategic Relationships

   eGain believes that its strategic relationships help extend the breadth and depth of its product offerings, drive market penetration, and augment its professional service capabilities. eGain believes these relationships are important to delivering successful, integrated products and services to its customers.

   eGain has five main types of strategic relationships: consulting alliances, technology alliances, solution provider alliances, outsourcing alliances and global distribution alliances.

  . Consulting Alliances. eGain works with consulting firms and systems integrators with proven implementation expertise and training in eGain's technology platform. Firms such as eFortify and eLoyalty assist eGain customers in addressing their online business needs with strategy, design, implementation and integration services.

  . Technology Alliances. eGain has a number of technology partnerships with companies that are leaders and innovators in the areas of content management, sales force automation, call center technology, analytics, and information technology hardware. These companies provide scalable platforms on which eGain products are built, as well as solutions that interoperate with and add value to eGain's proprietary solutions. eGain's current technology partners include Actuate Corp., Aspect Communications, BEA Systems, Inc., BroadVision, Business Objects, Oracle, Seibel Systems, Inc. and Vignette.

  . Solution Provider Alliances. eGain solution provider partners include leading application service providers (ASPs) and value-added resellers
     (VARs). These partners resell and implement eGain products, and provide front-line support to their customers. Solution alliances include a partnership with Ineto, Inc.

  . Outsourcing Alliances. eGain outsourcing partners are premier call center providers and service bureaus, providing the human capital required for a complete ecommerce service solution. Outsourcing alliances utilize the eGain platform to provide services such as customer care, Web collaboration, technical support, fulfillment services and direct marketing services to customers. Outsourcing alliances include relationships with Harte-Hanks, Inc. and Sykes Enterprises.

  . Global Distribution Alliances. eGain has agreements with a number of global distribution partners that are authorized to integrate eGain's products into their solutions. Global distributors include NTT Communications Corp. and Marubeni Corp. in Japan, and TecInno in Europe.

Customers

   eGain has over 800 customers worldwide which include both Global 2000 companies and dedicated Internet companies. No customer accounted for 10% or more of total revenue in the fiscal year just ended. The following is a representative list of companies that have entered into license agreements for one or more eGain products:

            Telecommunications Media              Technology
            Aliant Telecom     Associated Press   Dell
            AT&T               Electronic Arts    Epson
            British Telecom    Lucas Arts         Hewlett-Packard
            Deutsche Telekom                      IBM
            Lucent             Retail             Intel
            Motorola           Gymboree           McAfee
            Nextel             Hammacher Shlemmer Microsoft
            Qwest              LL Bean
            Verizon            Timberland         Manufacturing
            Vodaphone Group                       Boeing
            RealNetworks       Financial Services Diamler Chrysler
            Seagate            ABN AMRO Bank      Ford
            Sony               ANZ Banking Group  Mazda
            Sun Microsystems   Bank of Hawaii     Phillips Petroleum
            Xerox              Barclays           Volkswagen
                               CNA                Volvo
                               Freddie Mac
                               Goldman Sachs
                               HSBC Bank
                               Lloyds TSB

Competition

   The market for online interaction management software is relatively new, rapidly evolving and intensely competitive. eGain currently competes with a number of companies offering one or more products, some of which compete directly with eGain's products, and expects the level of competition to intensify in the future. Competitors providing point solutions that compete with eGain's software products include Ask Jeeves, Inc., Avaya, Inc. (which recently acquired the assets of Quintus Corp.), E.piphany, Inc., Kana Software, Inc. (the combination of the former Kana Communications, Inc. and Broadbase Software), Primus Knowledge Solutions, Inc., and Serviceware.

   eGain may also face potential competition from larger, front office software providers such as Clarify, Inc. (a subsidiary of Nortel Networks), Onyx Software Corporation, Peoplesoft, Inc., and Siebel Systems, Inc. In the future eGain may also encounter competition from established companies such as Hewlett-Packard Company, IBM, Microsoft Corporation, Oracle Corporation, SAP, Inc., and others that may seek to enter the market for online customer communications solutions.

   eGain believes that the principal competitive factors influencing its market include technology, product features, product quality and performance (including scalability, reliability, functionality and security), ability to integrate with legacy and third party systems, price, quality of service and support, speed of implementation/deployment and brand reputation. eGain believes that its products compete favorably with respect to these factors.

   Some of eGain's current competitors have, and future competitors may have, longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, sales, marketing, technical and other resources. Some of eGain's current and future competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or devote substantially greater resources to product development. It is possible that new competitors, or alliances among existing competitors, may emerge and rapidly acquire significant market share. eGain also believes that competition will continue to intensify as a result of ongoing industry consolidation.

Product Development

   The market for eGain's products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. eGain believes that strong product development capabilities are essential to its strategy of maintaining technology leadership. This includes enhancing current technology, providing excellent quality, performance, and functionality, as well as developing additional applications and maintaining the competitiveness of eGain's product and service offerings. eGain has invested significant time and resources to create a structured process for undertaking all product development. This process involves several functional groups at all levels within eGain's organization and is designed to provide a framework for defining and addressing the activities required in bringing product concepts and development projects to market successfully.

   In addition, eGain continuously analyzes market and customer requirements and evaluates technology that eGain believes will enhance platform acceptance in the market. eGain selectively chooses partners with superior technology to enhance features and functionality of its product offerings.

   In May 2001, eGain completed the acquisition of eGain Communications Pvt. Ltd., a software development company located in Pune, India. eGain employs over 110 full-time employees in this India-based office, of whom approximately 76 are software developers.

   As of June 30, 2001, there were approximately 196 employees engaged in worldwide product development activities.

Intellectual Property

   eGain regards its copyrights, service marks, trademarks and similar intellectual property as critical to its success. eGain relies on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of its technology and business. eGain has a patent pending for its WorkEverywhere technology that matches customers' browsing platform with appropriate real-time interaction method. eGain also has several United States and international trademark applications pending.

   eGain is continually assessing the propriety of seeking patent and other intellectual property protections for those aspects of eGain's technology that it believes constitute innovations providing significant competitive advantages. Pending and future applications may or may not receive the issuance of valid patents and trademarks.

   eGain routinely requires its employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before eGain will disclose any sensitive aspects of its products, technology, or business plans. In addition, eGain requires employees to agree to surrender to eGain any proprietary information, inventions or other intellectual property they generate or come to possess while employed by eGain. Despite eGain's efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use eGain's products or technology. These precautions may not prevent misappropriation or infringement of eGain's intellectual property. In addition, some of eGain's license agreements with certain customers and partners require eGain to place the source code for its products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against eGain, or if eGain materially breaches a contractual commitment to provide support and maintenance the party.

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

Employees

   As of June 30, 2001, eGain had 595 full-time employees, of which 155 were in services and support, 196 in product development, 156 in sales and marketing and 88 in finance and administration. None of eGain's employees is covered by collective bargaining agreements. While eGain believes its relations with its employees are good, eGain's future performance depends in large part upon the continued service of its key technical, sales and marketing, and senior management personnel, none of which are bound by employment agreements requiring service for a defined period of time. The loss of services of one or more of eGain's key employees could have a material adverse effect on its business.

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

                                                   Approximate        Lease
         Location              Principal Use      Square Footage Expiration Date
         --------          ---------------------- -------------- ---------------
Sunnyvale, California..... Corporate Headquarters     84,000          2005
Novato, California........ Corporate Offices          29,000          2005
Slough, England........... European Headquarters      14,500          2002

   eGain believes its facilities are suitable for its uses and are generally adequate to support the current level of operations for the next 12 months. eGain may not be able to obtain lease extensions or replacement space for all of its leased facilities upon the expiration of the current lease terms, at rates not materially higher than those currently in effect. The demand for real estate, while easing slightly, remains competitive in the San Francisco Bay area due to the large number of companies in the region. eGain's inability to obtain acceptable facilities to support its current and planned level of operations could harm its business.

ITEM 3. LEGAL PROCEEDINGS

   eGain is not a party to any material pending legal proceeding, nor is its property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of its business and incidental to its business, none of which are expected to have a material adverse impact upon its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) Common Stock Price Range

   eGain's Common Stock is quoted on The Nasdaq National Market under the symbol "EGAN." The following table sets forth, for the periods indicated, high and low sale prices for eGain's Common Stock as reported by The Nasdaq National Market.

                                                           High   Low
                                                          ------ ------
        Year Ended June 30, 2001
           First Quarter................................. $15.38 $ 6.94
           Second Quarter................................   8.25   2.06
           Third Quarter.................................   5.75   2.31
           Fourth Quarter................................   3.91   1.69

        Year Ended June 30, 2000
           First Quarter................................. $23.00 $18.25
           Second Quarter................................  57.75  19.38
           Third Quarter.................................  68.50  26.75
           Fourth Quarter................................  32.50  10.50

   (b) Holders

   As of September 21, 2001, there were approximately 500 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. eGain estimates that there were approximately 15,000 beneficial stockholders of its common stock as of September 21, 2001.

   (c) Dividends

   eGain has never declared or paid any cash dividends on its common stock. eGain currently anticipates that it will retain all available funds for use in the operation of its business and does not intend to pay any cash dividends in the foreseeable future.

   (d) Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

   None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

                                                                  Years Ended June 30,
                                                             -----------------------------
                                                               2001       2000      1999
                                                             ---------  --------  --------
Revenue:
 Hosting.................................................... $  10,549  $  3,534  $    137
 License....................................................    24,285     5,053       473
 Services...................................................    18,603     4,775       409
                                                             ---------  --------  --------
     Total revenue..........................................    53,437    13,362     1,019
 Cost of revenue--direct....................................    29,402    14,550     1,772
 Cost of revenue--acquisition related.......................     1,448       103        --
                                                             ---------  --------  --------
     Gross profit (loss)....................................    22,587    (1,291)     (753)
Operating costs and expenses:
 Research and development...................................    22,877    11,752     2,096
 Sales and marketing........................................    46,995    27,893     4,182
 General and administrative.................................    16,389     7,211     1,235
 Amortization of goodwill and other intangible assets.......    36,816    10,945     1,217
 Amortization of deferred compensation......................     3,291    10,553     1,817
 Restructuring..............................................     1,443        71        --
                                                             ---------  --------  --------
     Total operating costs and expenses.....................   127,811    68,425    10,547
                                                             ---------  --------  --------
Loss from operations........................................  (105,224)  (69,716)  (11,300)
Interest income.............................................     3,417     2,047       111
Interest and other expenses.................................      (845)     (762)     (116)
                                                             ---------  --------  --------
Net loss....................................................  (102,652)  (68,431)  (11,305)
Dividends on convertible preferred stock....................    (5,433)       --        --
Beneficial conversion feature on convertible preferred stock   (19,335)       --        --
                                                             ---------  --------  --------
Net loss applicable to common stockholders.................. $(127,420) $(68,431) $(11,305)
                                                             =========  ========  ========
Per share information:
 Basic and diluted net loss per common share................ $   (3.62) $  (2.92) $  (2.14)
                                                             ---------  --------  --------
 Shares used in computing basic and diluted net loss per
   common share.............................................    35,164    23,440     5,295

                                                                        June 30,
                                                             -----------------------------
                                                               2001       2000      1999
                                                             ---------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments........... $  42,613  $ 30,192  $  1,265
Working capital.............................................    37,758    11,909      (756)
Total assets................................................   158,151   175,900    23,965
Long-term debt..............................................     1,720     1,072       221

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain's multi-channel interaction management platform, the continued expansion of global distribution capabilities, the development of eGain's strategic relationships, the factors influencing competition in eGain's market, eGain's limited operating history, expected net losses, the adequacy of capital resources, the continued need for online customer communications, the continued acceptance of eGain's Web-native architecture, eGain's levels of investment in research and development and sales and marketing and the overall volatility of Internet-related technology companies. eGain's actual results could differ materially from those discussed in statements relating to eGain's future plans, product releases, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in "Factors That May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

   eGain is a leading provider of interaction management software for the Internet that enables companies to transform traditional customer call centers into multi-channel contact centers. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction--email, real-time and self-service. Built using a 100% Web-native architecture, eGain's comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain's solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

   eGain was founded in September 1997. From inception to September 1998, eGain's operating activities related primarily to planning and developing its proprietary technological solutions, recruiting personnel, raising capital and purchasing operating assets. In September 1998, eGain commenced commercial shipment of eGain Mail, and established the eGain Hosted Network. To date, eGain has developed and released several versions of its product suite. eGain markets and sells its products worldwide primarily through its direct sales force but also through third-party providers.

   On April 30, 1999, eGain acquired Sitebridge Corporation and added its real-time Web collaboration product to eGain's platform. The product, eGain Live, is an application that allows ecommerce companies to interact in real-time with visitors to their Web sites. eGain acquired Sitebridge in exchange for common stock and the transaction was accounted for under the purchase method of accounting.

   On March 7, 2000, eGain acquired Big Science Company and added its Web-native self-service product to eGain's platform. The resulting product, eGain Assistant, enables personalized customer assistance on Web sites through virtual service agents. Customers interact in natural language dialogue with a life-like character, which answers questions and leads customers through problem resolution and sales situations. eGain acquired Big Science in exchange for common stock and cash and the transaction was accounted for under the purchase method of accounting.

   On June 29, 2000, eGain acquired Inference Corporation in exchange for its common stock and assumption of outstanding options to purchase Inference common stock. The acquisition brought together eGain's strength in Web-native, multi-channel customer communications with Inference's powerful customer profiling and contact center support capabilities. It also significantly expanded eGain's European business and add critical new product and technology components to the eGain platform. The merger was accounted for under the purchase method of accounting.

   In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited ("eGain India"), formerly Nitman Software Private Limited, an ecommerce software development company located in Pune, India. Effective April 23, 2001, eGain acquired all of the outstanding capital stock of eGain India for cash. eGain believes the acquisition will enhance its product development, licensed customer support, information technology and hosted business services capabilities. The transaction was accounted for under the purchase method of accounting.

   eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of $183.3 million as of June 30, 2001. eGain has not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Results of Operations

   The following table sets forth certain items reflected in eGain's consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

                                                              Fiscal Year
                                                         -------------------
                                                         2001   2000   1999
-                                                        ----   ----   -----
Revenue:
   Hosting..............................................   20%    26%     14%
   License..............................................   45%    38%     46%
   Services.............................................   35%    36%     40%
                                                         ----   ----   -----
       Total revenue....................................  100%   100%    100%
   Cost of revenue--direct..............................   55%   109%    174%
   Cost of revenue--acquisition related.................    3%     1%     --
                                                         ----   ----   -----
       Gross profit (loss)..............................   42%   (10)%   (74)%
   Research and development.............................   43%    88%    206%
   Sales and marketing..................................   88%   208%    410%
   General and administrative...........................   30%    54%    121%
   Amortization of goodwill and other intangible assets.   69%    82%    120%
   Amortization of deferred compensation................    6%    79%    178%
   Restructuring........................................    3%     1%     --
                                                         ----   ----   -----
       Total operating costs and expenses...............  239%   512%   1035%
                                                         ----   ----   -----
Loss from operations.................................... (197)% (522)% (1109)%
                                                         ====   ====   =====

Revenue

   eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered.

   Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

   Service revenue is primarily derived from consulting fees, maintenance agreements, and training. Service revenue from consulting and training billed on a time and materials basis is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

   Total revenue increased to $53.4 million in fiscal 2001 from $13.4 million in fiscal 2000 and $1.0 in fiscal 1999. The increase in each period was primarily attributable to increases in eGain's customer base, the average size of new customer orders and follow-on orders from existing customers. Factors that contributed to these increases primarily included expanded direct sales and marketing efforts, the introduction of new products and increased market acceptance of eGain's products. A significant portion of the increase in revenue for fiscal 2001 was due to the acquisition of Inference Corporation on June 29, 2000 and the inclusion of its revenue from the effective date of the merger. In fiscal 2001 and 2000, no single customer accounted for more than 10% of total revenue, while in fiscal 1999, two customers accounted for approximately 26% of total revenue. Although total revenue has increased from prior periods, eGain cannot be certain that it will continue to grow in future periods or that it will grow at similar rates experienced in the past.

   Hosting revenue increased to $10.5 million in fiscal 2001 from $3.5 in fiscal 2000 and $137,000 in fiscal 1999. The increase in each period was attributable to an increase in the number of eGain's hosted customers. Hosting revenue represented 20%, 26% and 14% of total revenue for fiscal 2001, 2000 and 1999, respectively.

   License revenue increased to $24.3 million in fiscal 2001 from $5.1 million in fiscal 2000 and $473,000 in fiscal 1999. The increase in each period was primarily due to increases in unit sales volumes and the average size of new customer orders. License revenue represented 45%, 38% and 46% of total revenue for fiscal 2001, 2000 and 1999, respectively.

   Services revenue increased to $18.6 million in fiscal 2001 from $4.8 million in fiscal 2000 and $409,000 in the fiscal 1999. The increase in each period was primarily attributable to an increase in software license sales, resulting in increased revenue from customer implementations, system integration projects and maintenance contracts. Services revenue represented 35%, 36% and 40% for fiscal 2001, 2000 and 1999, respectively.

Cost of Revenue--Direct

   Cost of revenue--direct includes personnel costs for eGain's hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain's hosted network, cost of third-party software royalties and lease costs paid to remote co-location centers. Cost of revenue--direct increased to $29.4 million in fiscal 2001 from $14.6 million in fiscal 2000 and $1.8 million in fiscal 1999, representing 55%, 109% and 174% of total revenue, respectively. The increase in absolute dollars in each period was primarily due to the rapid expansion of eGain's hosting, services and support organizations. In addition, during fiscal 2001 there was a significant increase in royalties paid to third-party vendors for technology embedded in eGain's product offerings. Cost of revenue--direct decreased as a percentage of total revenue in each period primarily because significant revenue growth outpaced increases in costs of revenue. The overall improvement in gross profit margin in each period was principally due to increases in the average selling price of eGain's products and services, as well as increased leverage from the productivity of support, training, consulting and implementation activities. eGain anticipates that costs of revenue in absolute dollars will be relatively stable in future periods.

Cost of Revenue--Acquisition Related

   Cost of revenue--acquisition related costs of $1.4 million and $103,000 in fiscal years 2001 and 2000, respectively, consisted of amortization of developed technology resulting from eGain's business combinations in fiscal 2000.

Research and Development

   Research and development expenses primarily consist of compensation and benefits for eGain's engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses increased to $22.9 million in fiscal 2001 from $11.8 million in fiscal 2000 and $2.1 million in fiscal 1999, representing 43%, 88% and 206% of total revenue, respectively. The increase in absolute dollars in each period was primarily attributable to significant growth in the research and development organization associated with the enhancement of existing products and the development of new products. Research and development expenses as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in research and development expenses. eGain anticipates that research and development expenses in absolute dollars will be relatively stable in future periods.

Sales and Marketing

   Sales and marketing expenses primarily consist of compensation and benefits for eGain's sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses increased to $47.0 million in fiscal 2001 from $27.9 million in fiscal 2000 and $4.2 million in fiscal 1999, representing 88%, 208% and 410% of total revenue, respectively. The increase in absolute dollars in each period was mainly due to increased spending on marketing programs, a significant increase in personnel to enhance eGain's sales and marketing efforts, as well as increased sales commissions resulting from an increase in software license sales. Sales and marketing expenses as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in sales and marketing expenses. eGain anticipates that sales and marketing expenses in absolute dollars will be relatively stable in future periods.

General and Administrative

   General and administrative expenses primarily consist of compensation and benefits for eGain's finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtul accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses increased to $16.4 million in fiscal 2001 from $7.2 million in fiscal 2000 and $1.2 million in fiscal 1999, representing 30%, 54% and 121% of total revenue, respectively. The increase in absolute dollars in each period was primarily attributable to increased personnel to manage and support the growth of eGain's business, in addition to an increase in legal and other outside professional services fees. General and administrative expenses as a percentage of total revenue decreased in each period primarily because significant revenue growth outpaced increases in general and administrative expenses. eGain anticipates that general and administrative expenses in absolute dollars will be relatively stable in future periods.

Amortization of Goodwill and Other Intangible Assets

   Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets' estimated useful lives, which range from three to four years. Amortization of goodwill and other intangible assets was $36.8 million, $10.9 million and $1.2 million in fiscal years 2001, 2000 and 1999, respectively. Amortization of intangible assets principally relates to goodwill acquired in connection with eGain's acquisitions of Inference Corporation, Big Science Company and Sitebridge Corporation.

Amortization of Deferred Compensation

   Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). These grants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." eGain recorded amortization of deferred compensation of $3.3 million, $10.6 million and $1.8 million in fiscal 2001, 2000 and 1999, respectively.

Restructuring

   During fiscal 2001, eGain recorded restructuring charges totaling $1.4 million. These charges primarily related to a reduction in eGain's worldwide workforce of 141 employees across all departments and office closures in North America pursuant to the adoption of eGain's expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to legal and professional costs associated with the employee terminations. Of the total charges, $220,000, which was primarily related to legal and professional costs, remained unpaid as of June 30, 2001.

   During fiscal 2000, eGain incurred $71,000 of restructuring charges related to the acquisition of Inference, all of which was paid as of June 30, 2001. eGain abandoned plans to occupy new office space in the United Kingdom and expensed professional services fees incurred in the design phase of the office space.

Interest Income

   Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income increased to $3.4 million in fiscal 2001 from $2.0 million in fiscal 2000 and $111,000 in fiscal 1999. The increase in interest income in fiscal 2001 was primarily attributable to an increase in eGain's average cash balance during fiscal 2001 as a result of eGain's private placement of convertible preferred stock on August 8, 2000, which generated net proceeds of $82.6 million. The increase in interest income in fiscal 2000 was primarily due to a significant increase in eGain's average cash balance during fiscal 2000 as a result of its initial public offering in September 1999, which generated net proceeds of $63.0 million.

Interest and Other Expenses

   Interest and other expenses increased to $845,000 in fiscal 2001 from $762,000 in fiscal 2000 and $116,000 in fiscal 1999. The increase in fiscal 2001 was principally due to an increase in interest expense resulting from increased bank borrowings and losses on the disposal of property and equipment. The increase was partially offset by a decrease in foreign exchange losses. The increase in fiscal 2000 was primarily due to an increase in interest expense resulting from the acquisition of capital leases and an increase in borrowings. In addition, eGain experienced an increase in state taxes and foreign currency transaction losses.

New Accounting Pronouncements

   During fiscal year 2001, eGain adopted Statement of Financial Reporting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133, as amended, did not have an impact on eGain's financial position or results of operations, as eGain does not hold derivative instruments or engage in hedging activities.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." eGain adopted the guidance in SAB 101 during its fourth quarter of fiscal year 2001. The adoption of SAB 101 did not have a material effect on eGain's results of operations or financial position.

   On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

   SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001.

   SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to July 1, 2001, eGain may elect to adopt SFAS 142 effective either July 1, 2001 or July 1, 2002. This election must be made prior to the issuance of its financial statements for the quarter ending September 30, 2001. Due to the complexity of this new standard and its recent issuance, eGain is continuing to evaluate whether it will adopt SFAS 142 effective July 1, 2001.

Liquidity and Capital Resources

   Prior to eGain's initial public offering, eGain financed operations primarily through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, eGain completed an initial public offering of common stock, in which 5.8 million shares of common stock were sold (including the exercise of an over-allotment option in October 1999), at a price of $12.00 per share. Net proceeds from the offering were $63.0 million.

   On August 8, 2000, eGain raised net proceeds of $82.6 million through the issuance of convertible preferred stock and warrants to purchase approximately
3.8 million shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at 6.75% per annum. eGain is using the net proceeds from this private placement for general corporate purposes.

   At June 30, 2001, eGain had cash and cash equivalents of $42.6 million, an increase of $15.4 million since June 30, 2000. Working capital at June 30, 2001 was $37.8 million, an increase of $25.9 million since June 30, 2000. In fiscal 2001, eGain regularly invested excess funds in short-term money market funds and commercial paper.

   Net cash used in operating activities was $70.7 million, $38.6 million and $7.8 million in the years ended June 30, 2001, 2000 and 1999, respectively. Cash used in operating activities was primarily the result of net losses experienced during these periods as eGain invested in the development of its products, expansion of its sales and marketing efforts and the expansion of its infrastructure to support its rapid growth. The net losses in each period were partially offset by an increase in non-cash charges.

   Net cash used in investing activities was $2.5 million, $4.4 million and $1.2 million in the years ended June 30, 2001, 2000 and 1999, respectively. Cash used in investing activities in each period was primarily due to the purchases of property and equipment. Cash used in investing activities in fiscal 2001 was also partially offset by proceeds from the sale of short-term securities. In addition, cash used in investing activities in fiscal 2000 was affected by net purchases of short-term securities, offset by cash assumed in the acquisition of Inference Corporation.

   Net cash provided by financing activities was $88.6 million, $68.9 million and $6.4 million in the years ended June 30, 2001, 2000 and 1999, respectively. Cash provided by financing activities in each of the periods was primarily due to the issuance of preferred stock and common stock, including net proceeds of $82.6 million generated by the private placement on August 8, 2000 and $63.0 million from the initial public offering on September 28, 1999.

   eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next 12 months.

Quarterly Results of Operations

   The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2001. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

   The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. eGain believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                              Quarters Ended
                                              ------------------------------------------------------------------------------
                                              Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,
                                                1999      1999      2000      2000      2000      2000      2001      2001
Consolidated Statements of Operations
 Data:
Revenue:
   Hosting................................... $    276  $    666  $    988  $  1,604  $  2,295  $  3,222  $  2,539  $  2,493
   License...................................      571       648     1,268     2,566     4,604     6,275     5,930     7,476
   Services..................................      541     1,069     1,047     2,118     5,159     4,340     4,951     4,153
                                              --------  --------  --------  --------  --------  --------  --------  --------
      Total revenue..........................    1,388     2,383     3,303     6,288    12,058    13,837    13,420    14,122
   Cost of revenue--direct...................    2,202     3,107     4,138     5,103     8,724     7,783     7,580     5,315
   Cost of revenue--acquisition related......       --        --        --       103       362       362       362       362
                                              --------  --------  --------  --------  --------  --------  --------  --------
      Gross profit (loss)....................     (814)     (724)     (835)    1,082     2,972     5,692     5,478     8,445
Operating costs and expenses:
   Research and development..................    1,979     2,067     3,005     4,701     6,079     5,866     5,615     5,317
   Sales and marketing.......................    3,723     5,261     7,013    11,896    12,461    13,001    11,599     9,934
   General and administrative................    1,261     1,745     1,779     2,426     4,228     4,290     4,221     3,650
   Amortization of goodwill and other
    Intangible assets........................    1,826     1,826     2,614     4,679     9,200     9,200     9,200     9,216
   Amortization of deferred compensation.....    3,008     2,899     2,944     1,702     1,098       877       750       566
   Restructuring.............................       --        --        --        71        --        --       388      1055
                                              --------  --------  --------  --------  --------  --------  --------  --------
      Total operating costs and expenses.....   11,797    13,798    17,355    25,475    33,066    33,234    31,773    29,738
                                              --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations.........................  (12,611)  (14,522)  (18,190)  (24,393)  (30,094)  (27,542)  (26,295)  (21,293)
Non-operating income (expense), net..........      (76)      704       461       196       231     1,368       745       228
                                              --------  --------  --------  --------  --------  --------  --------  --------
Net loss.....................................  (12,687)  (13,818)  (17,729)  (24,197)  (29,863)  (26,174)  (25,550)  (21,065)
Dividends on preferred stock.................       --        --        --        --      (884)   (1,506)   (1,513)   (1,530)
Beneficial conversion feature on
 Preferred stock.............................       --        --        --        --      (767)  (18,568)       --        --
Net loss applicable to common stockholders... $(12,687) $(13,818) $(17,729) $(24,197) $(31,514) $(46,248) $(27,063) $(22,595)
                                              ========  ========  ========  ========  ========  ========  ========  ========
Per share information:
   Basic and diluted net loss per common
    share.................................... $  (1.22) $  (0.51) $  (0.63) $  (0.85) $  (0.91) $  (1.32) $  (0.77) $  (0.63)
                                              ========  ========  ========  ========  ========  ========  ========  ========
   Shares used in computing basic and
    diluted net loss per common share........   10,389    26,974    27,986    28,409    34,474    35,129    35,353    35,699
                                              ========  ========  ========  ========  ========  ========  ========  ========

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

   eGain incurred a net loss of $102.7 million for the year ended June 30, 2001. As of June 30, 2001, eGain had an accumulated deficit of approximately $183.3 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. If eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

eGain's revenue and operating expenses may fluctuate as eGain builds its business, and this increase may harm its operating results and financial condition

   eGain has spent heavily on technology and infrastructure development. eGain expects to continue to spend substantial financial and other resources on developing and introducing product and service offerings. Accordingly, if eGain's revenue does not correspondingly increase, its business and operating results could suffer.

   eGain was incorporated in September 1997 and shipped its first product in September 1998. Because of this limited operating history and other factors, eGain's quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the online customer communications market and other factors, eGain's revenue and operating results may fluctuate from quarter to quarter. It is possible that eGain's operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of eGain common stock is likely to decline.

   A number of factors are likely to cause fluctuations in eGain's operating results, including, but not limited to, the following:

  .  the growth rate of ecommerce;

  .  demand for online customer communications applications;

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

   eGain bases its expense levels in part on its expectations regarding future revenue levels. In the short term, eGain's expenses are generally fixed and if eGain's revenue for a particular quarter is lower than it expects, it may be unable to proportionately reduce its operating expenses for that quarter. For example, eGain's hosting agreements are typically for a period of one year and automatically renew unless terminated by either party with 30 days' prior notice. In addition, some of eGain's hosting agreements give the customer the right to terminate the contract at any time. Period-to-period comparisons of eGain's operating results may not be a good indication of its future performance.

   Like all companies, eGain's business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly, and some analysts believe the U.S. economy will experience a recession. The recent terrorist attacks in New York and Washington D.C. may also have an adverse effect on eGain's orders and revenue.

eGain must compete successfully in its market segment

   The market for online customer interaction management software is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer interaction management applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer interactions, including AskJeeves, Inc., Avaya, Inc., (which recently acquired the assets of Quintus Corp.), E.Piphany, Inc., Kana Software, Inc., (the combination of the former Kana Communications, Inc. and Broadbase Software), Primus Knowledge Solutions, Inc., and Serviceware. In addition, some of eGain's competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc. (a subsidiary of Nortel Networks Corp.), Onyx Software Corporation, PeopleSoft, Inc. and Siebel Systems, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation, Oracle Corporation, SAP, Inc., and similar companies, may seek to leverage their existing relationships and capabilities to offer online customer interaction management solutions.

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

eGain may engage in future acquisitions or investments that could dilute eGain's existing stockholders, cause eGain to incur significant expenses or harm its business

   eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. For example, eGain acquired eGain Communications Pvt. Ltd. ("eGain India"), an ecommerce software development company in India, in April 2001. There can be no assurance that eGain can effectively integrate eGain India's operations with those of eGain's. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain's existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain's operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain's operating results.

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

Due to the lengthy sales cycles of some of eGain's products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

   eGain's sales cycle for its products can be six months or more, and varies substantially from customer to customer. While eGain's potential customers are evaluating eGain's products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain's multi-product offering and the increasingly complex needs of its customers may make it more difficult for eGain to forecast when eGain may recognize the corresponding revenue. In addition, the recent economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain's average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

If eGain does not successfully address the risks inherent in the expansion of its international operations, its business could suffer

   eGain intends to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, eGain has established subsidiaries in Europe, Asia Pacific and India. If eGain's revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, eGain's business and operating results will suffer. eGain has limited experience in international operations and may not be able to compete effectively in international markets. eGain faces various risks inherent in conducting business internationally, such as the following:

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

  .  reduced protection for intellectual property rights in foreign countries;
     and

  .  general business conditions.

eGain's recent growth has placed a strain on its resources and if eGain fails to manage its future growth, its business could suffer

   eGain has expanded its operations rapidly. The completed acquisitions of Inference, Big Science and eGain India are three examples of this expansion. This rapid expansion has placed, and is expected to continue to place, a significant strain on eGain's managerial, operational and financial resources. To manage further growth, eGain will need to improve or replace its existing operational, customer support and financial systems, procedures and controls. Any failure by eGain to properly manage these system and procedural transitions could impair its ability to attract and service customers, and could cause it to incur higher operating costs and delays in the execution of its business plan. eGain's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, eGain's management may not be able to successfully identify, manage and exploit existing and potential market opportunities.

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

   eGain's success largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Most of eGain's computer and communications systems are located in Sunnyvale, California. eGain's systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events. In addition, eGain may experience temporary system disruptions due to the loss of electrical power as a result of California's energy shortages and related customer blackouts and the recent bankruptcy filing by one of the major California public utilities.

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

The conversion of eGain's preferred shares and the exercise of the related warrants would result in a substantial number of additional shares being issued, which could result in a decline in the market price of eGain's common stock

   On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase 3,826,000 shares of eGain's common stock with a current warrant exercise price of $5.6875 per share. The total proceeds of the offering were $88,500,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $5.6875 per share. By way of illustration, at the current conversion price of $5.6875 per share, as of August 8, 2001 the Series A shares would be convertible into 16.6 million shares of common stock.

   To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a significant number of shares of common stock may be sold into the market, which could decrease the price of eGain's common stock.

eGain's stock price may be volatile

   The price at which eGain common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

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

eGain depends on broad market acceptance of online customer communications applications

   eGain depends on the widespread acceptance and use of online customer communications applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet. eGain cannot estimate the size or growth rate of the potential market for its product and service offerings, and does not know whether its products and services will achieve broad market acceptance. The market for online customer communications is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for online customer communications applications fails to grow or grows more slowly than eGain currently anticipates, its business will be seriously harmed.

eGain may be unable to develop or enhance products or services that address the changing needs of the online customer communications market

   To be competitive in the online customer communications market, eGain must continually improve the performance, features and reliability of eGain products and services, including eGain's existing online customer communications applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. If eGain cannot bring new or enhanced products to market in a timely and effective way, its business and operating results will suffer. More generally, if eGain cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, eGain's business and operating results will suffer.

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

Because eGain provides its interaction management software to companies conducting business over the Internet, eGain's business could suffer if efficient transmission of data over the Internet is interrupted

   The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because eGain provides Internet-based interaction management software, interruptions or delays in Internet transmissions will harm eGain customers' ability to receive and respond to online interactions. Therefore, eGain's market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

   As a provider of interaction management software for the Internet, eGain faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of eGain customers or others using the eGain Hosted Network. This liability could result from the nature and content of the communications transmitted by eGain customers through the eGain Hosted Network. eGain does not and cannot screen all of the communications generated by its customers, and eGain could be exposed to liability with respect to this content. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

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

   eGain's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain's investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 4.5% to 5.5%, and have maturities of three months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       eGain Communications Corporation

                       Consolidated Financial Statements

                            June 30, 2001 and 2000
                       eGain Communications Corporation
                  Index to Consolidated Financial Statements

                                                                                             Page
                                                                                            Number
                                                                                            ------
Independent Auditors' Report...............................................................   36
Consolidated Financial Statements:
   Consolidated Balance Sheets, June 30, 2001 and 2000.....................................   37
   Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999..   38
   Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000
     and 1999..............................................................................   39
   Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999..   41
   Notes to Consolidated Financial Statements..............................................   42

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of eGain Communications Corporations

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eGain Communications Corporation at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
July 24, 2001
                       eGAIN COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                  June 30,
                                                            -------------------
                                                              2001       2000
                                                            ---------  --------
ASSETS

Current assets:
 Cash and cash equivalents................................. $  42,613  $ 27,201
 Short-term investments, held as available for sale........        --     2,991
 Accounts receivable, less allowance for doubtful accounts
   of $1,398 and $714 at June 30, 2001 and 2000,
   respectively............................................    13,803     8,589
 Prepaid and other current assets..........................     7,365     4,456
                                                            ---------  --------
   Total current assets....................................    63,781    43,237
Property and equipment, net................................    11,677    11,690
Goodwill, net..............................................    74,616   109,442
Intangible assets, net.....................................     6,890    10,187
Other assets...............................................     1,187     1,344
                                                            ---------  --------
                                                            $ 158,151  $175,900
                                                            =========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.......................................... $   5,397  $  5,305
 Accrued compensation......................................     6,309     8,509
 Accrued liabilities.......................................     3,395     4,434
 Accrued acquisition-related costs.........................        65     3,496
 Deferred revenue..........................................     5,438     7,286
 Current portion of bank borrowings........................     4,268     1,000
 Current portion of notes payable..........................       199       182
 Current portion of capital lease obligations..............       952     1,116
                                                            ---------  --------
   Total current liabilities...............................    26,023    31,328
Bank borrowings, net of current portion....................     1,167        --
Notes payable, net of current portion......................       161       343
Capital lease obligations, net of current portion..........       392       729
Other long term liabilities                                       597       129
                                                            ---------  --------
   Total liabilities.......................................    28,340    32,529

Commitments

Stockholders' equity:
 Series A Cumulative Convertible Preferred stock: $0.001
   par value; 0.890 shares authorized, 0.885 and none
   issued and outstanding at June 30, 2001 and 2000;
   aggregate liquidation preference of $93,933 at June 30,
   2001....................................................    88,034        --
 Common stock, $0.001 par value, 100,000 shares authorized,
   36,439 and 35,841 shares issued and outstanding at June
   30, 2001 and 2000.......................................        36        36
 Additional paid-in capital................................   227,375   231,475
 Notes receivable from stockholders........................      (380)     (475)
 Deferred stock compensation...............................    (1,844)   (6,798)
 Accumulated other comprehensive loss......................       (84)     (193)
 Accumulated deficit.......................................  (183,326)  (80,674)
                                                            ---------  --------
   Total shareholders' equity..............................   129,811   143,371
                                                            ---------  --------
                                                            $ 158,151  $175,900
                                                            =========  ========

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)

                                                                  Years Ended June 30,
                                                             -----------------------------
                                                               2001       2000      1999
                                                             ---------  --------  --------
Revenue:
 Hosting.................................................... $  10,549  $  3,534  $    137
 License....................................................    24,285     5,053       473
 Services...................................................    18,603     4,775       409
                                                             ---------  --------  --------
     Total revenue..........................................    53,437    13,362     1,019
 Cost of revenue--direct....................................    29,402    14,550     1,772
 Cost of revenue--acquisition related.......................     1,448       103        --
                                                             ---------  --------  --------
     Gross profit (loss)....................................    22,587    (1,291)     (753)
Operating costs and expenses:
 Research and development...................................    22,877    11,752     2,096
 Sales and marketing........................................    46,995    27,893     4,182
 General and administrative.................................    16,389     7,211     1,235
 Amortization of goodwill and other intangible assets.......    36,816    10,945     1,217
 Amortization of deferred compensation......................     3,291    10,553     1,817
 Restructuring..............................................     1,443        71        --
                                                             ---------  --------  --------
     Total operating costs and expenses.....................   127,811    68,425    10,547
                                                             ---------  --------  --------
Loss from operations........................................  (105,224)  (69,716)  (11,300)
Interest income.............................................     3,417     2,047       111
Interest and other expenses.................................      (845)     (762)     (116)
                                                             ---------  --------  --------
Net loss....................................................  (102,652)  (68,431)  (11,305)
Dividends on convertible preferred stock....................    (5,433)       --        --
Beneficial conversion feature on convertible preferred stock   (19,335)       --        --
                                                             ---------  --------  --------
Net loss applicable to common stockholders.................. $(127,420) $(68,431) $(11,305)
                                                             =========  ========  ========
Per share information:
 Basic and diluted net loss per common share................ $   (3.62) $  (2.92) $  (2.14)
                                                             =========  ========  ========
 Shares used in computing basic and diluted net loss per
   common share.............................................    35,164    23,440     5,295
                                                             =========  ========  ========

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                                                      Accumulated
                                                                                                                         Other
                                                                                               Notes                    Compre-
                                                     Convertible                 Additional  Receivable    Deferred     hensive
                                                      Preferred       Common      Paid-in       From        Stock       Income
                                                        Stock          Stock      Capital   Stockholders Compensation   (Loss)
                                                   --------------  ------------- ---------- ------------ ------------ -----------
                                                   Shares   Amount Shares Amount
                                                   -------  ------ ------ ------
BALANCES AT JUNE 30, 1998.........................   5,406   $  5   8,000  $ 8    $  4,902     $  --       $   (176)     $  --
Issuance of Series B convertible preferred stock
 for cash, net of issuance costs of $25...........   2,550      3      --   --       5,073        --             --         --
Issuance of common stock upon exercise of stock
 options, net of repurchases......................      --     --   1,491    2         166      (144)            --         --
Issuance of Series C preferred and common stock
 in connection with Sitebridge Corporation
 acquisition......................................   1,610      2   1,456    1      21,008        --             --         --
Interest expense from outstanding warrants........      --     --      --   --          36        --             --         --
Deferred stock compensation.......................      --     --      --   --      10,619        --        (10,619)        --
Amortization of deferred stock compensation.......      --     --      --   --          --        --          1,839         --
Comprehensive loss:
   Net loss.......................................      --     --      --   --          --        --             --         --
   Foreign currency translation adjustments.......      --     --      --   --          --        --             --          1
Comprehensive loss................................      --     --      --   --          --        --             --         --
                                                   -------   ----  ------  ---    --------     -----       --------      -----
BALANCES AT JUNE 30, 1999.........................   9,566     10  10,947   11      41,804      (144)        (8,956)         1
Issuance of Series D preferred stock for cash.....     652     --      --   --       5,152        --             --         --
Issuance of preferred stock upon exercise of
 warrants.........................................     289     --      --   --         108        --             --         --
Conversion of preferred stock to common stock
 under initial public offering.................... (10,507)   (10) 10,507   10          --        --             --         --
Issuance of common stock under the initial public
 offering, net of issuance costs of $5.983 million      --     --   5,750    6      63,011        --             --         --
Issuance of common stock upon exercise of stock
 options, net of repurchases......................      --     --   1,746    2         489      (331)            --         --
Issuance of common stock under employee stock
 purchase plan....................................      --     --      75   --         766        --             --         --
Issuance of common stock upon exercise of
 warrants.........................................      --     --     175   --         141        --             --         --
Issuance of common stock in connection with
 Big Science Company acquisition..................      --     --     740    1      32,258        --             --         --
Issuance of common stock in connection with
 Inference Corporation acquisition................      --     --   5,901    6      79,351        --             --         --
Deferred stock compensation.......................      --     --      --   --       7,194        --         (7,194)        --
Amortization of deferred stock compensation.......      --     --      --   --       1,201        --          9,352         --
Comprehensive loss:
   Net loss.......................................      --     --      --   --          --        --             --         --
   Unrealized loss on debt and equity securities..      --     --      --   --          --        --             --       (163)
   Foreign currency translation adjustments.......      --     --      --   --          --        --             --        (31)

Comprehensive loss................................      --     --      --   --          --        --             --         --
                                                   -------   ----  ------  ---    --------     -----       --------      -----
BALANCES AT JUNE 30, 2000.........................      --   $ --  35,841  $36    $231,475     $(475)      $ (6,798)     $(193)
                                                   =======   ====  ======  ===    ========     =====       ========      =====



                                                                   Total     Compre-
                                                   Accumulated Stockholders' hensive
                                                     Deficit      Equity      Loss
                                                   ----------- ------------- --------


BALANCES AT JUNE 30, 1998.........................  $   (938)    $  3,801
Issuance of Series B convertible preferred stock
 for cash, net of issuance costs of $25...........        --        5,076
Issuance of common stock upon exercise of stock
 options, net of repurchases......................        --           24
Issuance of Series C preferred and common stock
 in connection with Sitebridge Corporation
 acquisition......................................        --       21,011
Interest expense from outstanding warrants........        --           36
Deferred stock compensation.......................        --           --
Amortization of deferred stock compensation.......        --        1,839
Comprehensive loss:
   Net loss.......................................   (11,305)     (11,305)   $(11,305)
   Foreign currency translation adjustments.......        --            1           1
Comprehensive loss................................        --           --    $(11,304)
                                                    --------     --------    --------
BALANCES AT JUNE 30, 1999.........................   (12,243)      20,483
Issuance of Series D preferred stock for cash.....        --        5,152
Issuance of preferred stock upon exercise of
 warrants.........................................        --          108
Conversion of preferred stock to common stock
 under initial public offering....................        --           --
Issuance of common stock under the initial public
 offering, net of issuance costs of $5.983 million        --       63,017
Issuance of common stock upon exercise of stock
 options, net of repurchases......................        --          160
Issuance of common stock under employee stock
 purchase plan....................................        --          766
Issuance of common stock upon exercise of
 warrants.........................................        --          141
Issuance of common stock in connection with
 Big Science Company acquisition..................        --       32,259
Issuance of common stock in connection with
 Inference Corporation acquisition................        --       79,357
Deferred stock compensation.......................        --           --
Amortization of deferred stock compensation.......        --       10,553
Comprehensive loss:
   Net loss.......................................   (68,431)     (68,431)   $(68,431)
   Unrealized loss on debt and equity securities..        --         (163)       (163)
   Foreign currency translation adjustments.......        --          (31)        (31)
                                                                             --------
Comprehensive loss................................        --           --    $(68,625)
                                                    --------     --------    ========
BALANCES AT JUNE 30, 2000.........................  $(80,674)    $143,371
                                                    ========     ========

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                                (in thousands)

                                                                                                             Accumulated
                                                                                     Notes                      Other
                                                                       Additional  Receivable    Deferred   Comprehensive
                                           Convertible                  Paid-in       From        Stock        Income
                                         Preferred Stock Common Stock   Capital   Stockholders Compensation    (Loss)
                                         --------------- ------------- ---------- ------------ ------------ -------------
                                         Shares  Amount  Shares Amount
                                         ------  ------- ------ ------
BALANCES AT JUNE 30, 2000...............   --    $    -- 35,841  $36    $231,475     $(475)      $(6,798)       $(193)
Issuance of convertible preferred stock,
 net of Issuance costs..................   --     82,601     --   --          --        --            --           --
Dividends on convertible preferred
 stock..................................   --      5,433     --   --      (5,433)       --            --           --
Issuance of common stock upon
 exercise of stock options, net of
 repurchases............................   --         --    210   --       1,410        95            --           --
Issuance of common stock under
 employee stock purchase plan...........   --         --    388   --       1,544        --            --           --
Deferred stock compensation.............   --         --     --   --      (1,745)       --         1,745           --
Amortization of deferred stock
 compensation...........................   --         --     --   --         124        --         3,209           --
Comprehensive loss:
   Net loss.............................   --         --     --   --          --        --            --           --
   Unrealized gain on debt and
    equity securities...................   --         --     --   --          --        --            --          163
   Foreign currency translation
    adjustments.........................   --         --     --   --          --        --            --          (54)

Comprehensive loss......................   --         --     --   --          --        --            --           --

                                           --    ------- ------  ---    --------     -----       -------        -----
BALANCES AT JUNE 30, 2001...............   --    $88,034 36,439  $36    $227,375     $(380)      $(1,844)       $ (84)
                                           ==    ======= ======  ===    ========     =====       =======        =====


                                                         Total
                                         Accumulated Stockholders' Comprehensive
                                           Deficit      Equity         Loss
                                         ----------- ------------- -------------


BALANCES AT JUNE 30, 2000...............  $ (80,674)   $ 143,371
Issuance of convertible preferred stock,
 net of Issuance costs..................         --       82,601
Dividends on convertible preferred
 stock..................................         --           --
Issuance of common stock upon
 exercise of stock options, net of
 repurchases............................         --        1,505
Issuance of common stock under
 employee stock purchase plan...........         --        1,544
Deferred stock compensation.............         --           --
Amortization of deferred stock
 compensation...........................         --        3,333
Comprehensive loss:
   Net loss.............................   (102,652)    (102,652)    $(102,652)
   Unrealized gain on debt and
    equity securities...................         --          163           163
   Foreign currency translation
    adjustments.........................         --          (54)          (54)
                                                                     ---------
Comprehensive loss......................         --           --     $(102,543)
                                                                     =========
                                          ---------    ---------
BALANCES AT JUNE 30, 2001...............  $(183,326)   $ 129,811
                                          =========    =========

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                      Years Ended June 30,
                                                                                                 -----------------------------
                                                                                                   2001       2000      1999
                                                                                                 ---------  --------  --------
Cash flows from operating activities:
   Net loss..................................................................................... $(102,652) $(68,431) $(11,305)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation..............................................................................     6,007     1,887       279
      Loss on disposal of fixed assets..........................................................       138        --        --
      Amortization of goodwill and other intangible assets......................................    38,264    11,048     1,217
      Amortization of deferred compensation.....................................................     3,333    10,553     1,817
      Purchased in-process research and development.............................................        --       345        --
      Interest expense associated with warrants.................................................        --        22        36
      Changes in operating assets and liabilities, net of effects from acquisition of eGain
       Communications Pvt. Ltd.:
         Accounts receivable....................................................................    (5,214)   (3,102)     (654)
         Prepaid and other current assets.......................................................    (2,819)   (2,660)     (456)
         Other assets...........................................................................       157      (761)     (137)
         Accounts payable.......................................................................        51     3,700       418
         Accrued compensation...................................................................    (2,200)    4,588       268
         Other accrued liabilities..............................................................    (4,388)    2,012       410
         Deferred revenue.......................................................................    (1,848)    2,145       302
         Other liabilities......................................................................       468       102        22
                                                                                                 ---------  --------  --------
Net cash used in operating activities...........................................................   (70,703)  (38,552)   (7,783)

Cash flows from investing activities:
   Purchases of property and equipment..........................................................    (4,885)   (8,652)   (1,259)
   Net cash assumed in (paid for) acquisitions..................................................      (806)    7,391        78
   Purchases of short-term securities...........................................................        --   (26,546)       --
   Proceeds from sale of property and equipment.................................................        74        --        --
   Proceeds from sale of short-term securities..................................................     3,154    23,392        --
                                                                                                 ---------  --------  --------
Net cash used in investing activities...........................................................    (2,463)   (4,415)   (1,181)

Cash flows from financing activities:
   Payments on borrowings.......................................................................      (307)     (555)      (44)
   Payments on capital lease obligations........................................................    (1,288)     (263)       --
   Proceeds from borrowings.....................................................................     4,577       408     1,342
   Net proceeds from issuance of preferred stock................................................    82,601     5,152     5,075
   Net proceeds from issuance of common stock...................................................     3,049    64,192        24
                                                                                                 ---------  --------  --------
Net cash provided by financing activities.......................................................    88,632    68,934     6,397
Effect of exchange rate differences on cash.....................................................       (54)      (31)        1
                                                                                                 ---------  --------  --------
Net increase (decrease) in cash and cash equivalents............................................    15,412    25,936    (2,566)
Cash and cash equivalents at beginning of year..................................................    27,201     1,265     3,831
                                                                                                 ---------  --------  --------
Cash and cash equivalents at end of year........................................................ $  42,613  $ 27,201  $  1,265
                                                                                                 =========  ========  ========
Supplemental cash flow disclosures:
   Cash paid for interest....................................................................... $     377  $    278  $    111
   Cash paid for income taxes...................................................................        --       279        --
   Equipment acquired under capital leases......................................................       787     2,108        --
   Deferred compensation on stock options.......................................................    (1,745)    7,194    10,619
   Net unrealized gain (loss) on debt and equity securities.....................................       163      (163)       --
   Conversion of line of credit to term loan....................................................     1,000        --        --

                            See accompanying notes.

                       eGAIN COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

   eGain is a leading provider of enterprise interaction management/eService software that enables companies to transform traditional customer call centers into multi-channel eService networks. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction--email, real-time and self-service. Built using a 100% Web-native architecture, eGain's comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain's solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

Principles of Consolidation

   The consolidated financial statements include the accounts of eGain and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates are based upon information available as of the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation

   The functional currency of each of eGain's international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of eGain's foreign subsidiaries are translated at month-end exchange rates, and revenues and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

Cash equivalents

   eGain considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. eGain's cash equivalents consisted of the following (in thousands):

                                                  June 30,
                                               ---------------
                                                2001    2000
                                               ------- -------
                  Cash........................ $ 5,154 $   945
                  Money market funds..........   1,425   8,932
                  Certificates of deposit.....     250      --
                  Commercial paper............  35,784  17,324
                                               ------- -------
                                               $42,613 $27,201
                                               ======= =======

                       eGAIN COMMUNICATIONS CORPORATION

Short-Term Investments

   Short-term investments are securities with maturities of more than 90 days but less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt and equity securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/loss. Realized gains and losses and interest and dividends on all securities are included in interest income. As of June 30, 2001, eGain had no short-term investments. As of June 30, 2000, eGain had an investment in a single debt security with a contractual maturity of approximately 10 months that had a fair value of $2,991,000 and an amortized cost basis of $3,154,000.

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

Concentration of Credit Risk

   Financial instruments that subject eGain to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. eGain invests excess cash primarily in commercial paper and money market funds, which are highly liquid securities that bear minimal risk. In addition, eGain has investment policies and procedures that are reviewed periodically to minimize credit risk.

   eGain's customer base extends across many different industries and geographic regions. eGain performs ongoing credit evaluations and generally does not require collateral. In addition, eGain establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the years ended June 30, 2001 and 2000, no single customer accounted for more than 10% of total revenue, while in the year ended June 30, 1999, two customers accounted for 26% of total revenue.

Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets (3 years). Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements (5 years).

Goodwill and Other Intangible Assets

   Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets' estimated useful lives, which range from three to four years.

                       eGAIN COMMUNICATIONS CORPORATION

Impairment of Long-Lived Assets

   eGain periodically evaluates long-lived assets, including goodwill, to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Such indicators would include a lack of successful further development and integration of the acquired company's technology into eGain's operations, lack of market acceptance of the products and lower than expected cash flows from operations. No impairment has been indicated to date. If there is an indication of impairment in the future and undiscounted expected future cash flows are less than the carrying amount of the assets, eGain will measure the amount of the loss based on discounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

   In addition, eGain assesses the impairment of goodwill not included in the scope of SFAS 121 under Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17"). Write-offs and write-downs to net realizable value of goodwill not included in the scope of SFAS 121 will typically be made only if eGain has effectively abandoned and stopped selling virtually all of the products acquired in the acquisition. No impairment has been indicated to date.

Revenue Recognition

   eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered.

   Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

   Service revenue is primarily derived from consulting fees, maintenance agreements, and training. Service revenue from consulting and training billed on a time and materials basis is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

Software Development Costs

   Software development costs are included in research and development and are expensed as incurred until technological feasibility of the product is achieved. To date, software development costs incurred in the period between achieving technological feasibility and general availability of software have been charged to operations as incurred.

Advertising Costs

   eGain expenses advertising costs as incurred. Total advertising expenses for the years ended June 30, 2001, 2000 and 1999 were $2,629,000, $4,291,000 and
$210,000 respectively.

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

Income Taxes

   Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

                       eGAIN COMMUNICATIONS CORPORATION

Comprehensive Loss

   eGain reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, 2001 is shown in the statement of stockholders' equity. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2001 consists solely of accumulated foreign currency translation adjustments.

Net Loss Per Common Share

   Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

   The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                            Year ended June 30,
                                                                       -----------------------------
                                                                         2001       2000      1999
                                                                       ---------  --------  --------
Net loss applicable to common stockholders............................ $(127,420) $(68,431) $(11,305)
                                                                       =========  ========  ========
Basic and diluted:
   Weighted-average common shares outstanding.........................    36,107    24,940     8,757
   Less weighted-average common shares subject to repurchase..........      (943)   (1,500)   (3,462)
                                                                       ---------  --------  --------
   Weighted-average common shares used in computing basic and diluted
     net loss per common share........................................    35,164    23,440     5,295
                                                                       =========  ========  ========
Basic and diluted net loss per common share........................... $   (3.62) $  (2.92) $  (2.14)
                                                                       =========  ========  ========

   Outstanding options and warrants to purchase 5,878,000, 5,819,000 and 2,834,000 shares of common stock at June 30, 2001, 2000 and 1999, respectively, and convertible preferred stock convertible into 10,153,000 shares of common stock at June 30, 2001, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

   Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. eGain's chief operating decision-makers, as defined under SFAS No. 131, is its executive management team. eGain's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, eGain operates in one segment, the development, license, implementation and support of its customer service infrastructure software solutions.

                       eGAIN COMMUNICATIONS CORPORATION

   Information relating to eGain's geographic areas for the years ended June 30, 2001 and 2000 is as follows (in thousands):

                           Total   Operating  Identifiable
                          Revenues   Loss        Assets
                          -------- ---------  ------------
Year ended June 30, 2001:
   North America......... $38,555  $ (98,919)   $69,446
   Europe................  12,417     (3,261)     6,052
   Asia Pacific..........   2,465     (3,044)     1,147
                          -------  ---------    -------
                          $53,437  $(105,224)   $76,645
                          =======  =========    =======
Year ended June 30, 2000:
   North America......... $12,208  $ (68,355)   $50,530
   Europe................   1,134       (784)     5,696
   Asia Pacific..........      20       (577)        45
                          -------  ---------    -------
                          $13,362  $ (69,716)   $56,271
                          =======  =========    =======

   Total revenues and operating losses generated by eGain's foreign operations and its corresponding identifiable assets were not material in the year ended June 30, 1999.

New Accounting Pronouncements

   During fiscal year 2001, eGain adopted Statement of Financial Reporting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133, as amended, did not have an impact on eGain's financial position or results of operations, as eGain does not hold derivative instruments or engage in hedging activities.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." eGain adopted the guidance in SAB 101 during its fourth quarter of fiscal year 2001. The adoption of SAB 101 did not have a material effect on eGain's results of operations or financial position.

   On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

   SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal
                       eGAIN COMMUNICATIONS CORPORATION
rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001.

   SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to July 1, 2001, eGain may elect to adopt SFAS 142 effective either July 1, 2001 or July 1, 2002. This election must be made prior to the issuance of its financial statements for the quarter ending September 30, 2001. Due to the complexity of this new standard and its recent issuance, eGain is continuing to evaluate whether it will adopt SFAS 142 effective July 1, 2001.

2. BUSINESS COMBINATIONS

   In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited ("eGain India"), formerly Nitman Software Private Limited, an ecommerce software development company located in Pune, India. Effective April 23, 2001, eGain acquired all of the outstanding capital stock of eGain India in exchange for a $921,000 cash payment and transaction costs totaling $65,000. The acquisition has been accounted for using the purchase method of accounting and the results of eGain India's operations have been combined with those of eGain since the date of acquisition.

   The following is a summary of the preliminary purchase price allocation (in thousands):

Tangible assets.... $739
Goodwill...........  301
Liabilities assumed  (54)
                    ----
                    $986
                    ====

   The amount allocated to goodwill is being amortized on a straight-line basis over a period of four years.

   Unaudited pro forma results of operations for the years ended June 30, 2001 and 2000 have been prepared as if the acquisition occurred at the beginning of each fiscal year (in thousands):

                                              2001       2000
                                            ---------  --------
Total revenues............................. $  54,879  $ 13,470
                                            =========  ========
Net loss applicable to common stockholders. $(126,503) $(68,508)
                                            =========  ========
Basic and diluted net loss per common share $   (3.60) $  (2.92)
                                            =========  ========

   On June 29, 2000, eGain acquired all of the outstanding common stock of Inference Corporation ("Inference"), a developer of one-to-one sales, service and support solutions over the Web, for $80,100,000. eGain issued 5,900,000 shares of its common stock in the acquisition and assumed options that can be exercised
                       eGAIN COMMUNICATIONS CORPORATION
for 1,600,000 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and the results of Inference's operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $76,060,000 of goodwill and other intangible assets that are being amortized over estimated useful lives ranging from three to four years.

   On March 7, 2000, eGain acquired all of the assets and liabilities of Big Science Company ("Big Science"), a developer of self-service software products for $34,200,000. eGain issued 740,000 shares of its common stock in the acquisition and assumed options that can be exercised for 50,000 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and the results of Big Science's operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $34,423,000 of goodwill and other intangible assets that are being amortized over an estimated useful life of three years.

   On April 30, 1999, eGain acquired Sitebridge Corporation ("Sitebridge"). In connection with the acquisition, eGain issued preferred stock and common stock and assumed options and warrants to acquire shares of common stock and preferred stock. The fair market value of the securities issued in the acquisition was $20,148,000. The acquisition was accounted for under the purchase method of accounting and the results of Sitebridge's operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $21,412,000 of goodwill and other intangible assets that are being amortized over an estimated useful life of three years.

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                              June 30,
                                          ----------------
                                           2001     2000
                                          -------  -------
Computers and equipment.................. $15,028  $10,294
Furniture and fixtures...................   2,780    2,248
Leasehold improvements...................   1,837    1,321
                                          -------  -------
   Total.................................  19,645   13,863
Accumulated depreciation and amortization  (7,968)  (2,173)
                                          -------  -------
Property and Equipment, net.............. $11,677  $11,690
                                          =======  =======

   Depreciation expense was $6,007,000, $1,887,000 and $279,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Included in computers and equipment at June 30, 2001 and 2000 are computer hardware and software under capital leases with cost totaling $2,340,000 and $2,108,000, respectively. The accumulated depreciation related to the leased property was $1,160,000 and $263,000 at June 30, 2001 and 2000, respectively.

4. BANK BORROWINGS AND NOTES PAYABLE

   On March 29, 2001, eGain entered into an amendment to a previous loan agreement dated August 7, 1998. The amendment provides for a $3,500,000 revolving line of credit, reduced by the issuance of standby letters of
                       eGAIN COMMUNICATIONS CORPORATION
credit not to exceed $1,000,000, and a $3,000,000 equipment line of credit. In addition, eGain's previous $1,000,000 line of credit was converted into a 24-month term loan. Borrowings under the loan agreement are secured by all of eGain's assets and bear interest at the bank's prime rate plus 0.50% (7.5% at June 30, 2001). The lines of credit and term loan are subject to certain financial covenants and restrictions with respect to, among others, tangible net worth, liquidity and the repurchase of eGain's common stock. eGain was in compliance with these covenants as of June 30, 2001.

   Total borrowings under the lines of credit and term loan were $5,435,000 at June 30, 2001, which consisted of the following (in thousands):

                         Amount           Maturity Date
                         ------           -------------
Revolving line of credit $3,250          March 28, 2002
Term loan...............    875          March 31, 2003
Equipment loans.........  1,310 Various through February 28, 2004
                         ------
                         $5,435
                         ======

   In October 1998, eGain obtained a $1,500,000 credit facility with a leasing company for equipment purchases. Borrowings under the credit facility are collateralized by certain fixed assets and bear an imputed interest rate of 13.68%. At June 30, 2001 and 2000, $360,000 and $525,000, respectively, were outstanding under the credit facility. In conjunction with the credit facility, eGain issued warrants to purchase 75,000 shares of its Series A preferred stock, which was converted into a right to purchase eGain's common stock upon eGain's initial public offering, at $0.8055 per share.

   Debt repayments, including principal and interest, are due as follows (in thousands):

Fiscal Year
-----------
   2002.... $4,467
   2003....  1,075
   2004....    253
            ------
            $5,795
            ======

5. INCOME TAXES

   Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended June 30, 2001, 2000 or 1999.

   As of June 30, 2001, eGain had a federal net operating loss carryforward of approximately $140,000,000. eGain also had federal research and development credit carryforwards of approximately $1,300,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2002 through 2021, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                       eGAIN COMMUNICATIONS CORPORATION

   Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of eGain's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                                June 30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Deferred tax assets:
   Net operating loss carryforwards....................... $ 52,200  $ 34,000
   Research credits.......................................    1,900     1,600
   Capitalized research and development...................    1,400        --
   Other individual immaterial items......................    5,300     4,000
                                                           --------  --------
       Total deferred tax assets..........................   60,800    39,600
Valuation allowance for deferred tax assets...............  (55,200)  (31,100)
                                                           --------  --------
Net deferred tax assets...................................    5,600     8,500
Deferred tax liabilities:
       Other intangibles..................................   (5,600)   (8,500)
                                                           --------  --------
                                                           $     --  $     --
                                                           ========  ========

   FASB No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes eGain's historical operating performance and the reported cumulative net losses in all prior years, eGain has provided a full valuation allowance against its net deferred tax assets.

   The net valuation allowance increased by $24,100,000 and $27,100,000 during the year ended 2001 and 2000, respectively.

6. COMMITMENTS

   eGain leases its facilities under noncancelable operating leases that expire at various dates through fiscal year 2005. Rent expense for facilities under operating leases was $5,364,000, $1,553,000 and $362,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, eGain generated sublease rental income of $483,000 for the year ended June 30, 2001. eGain also leases certain computer hardware and software under capital leases that expire at various dates through fiscal year 2004. A summary of future minimum lease payments is as follows (in thousands):

                                                             Capital Operating
Fiscal Year                                                  Leases   Leases
-----------                                                  ------- ---------
2002........................................................ $1,102   $ 4,291
2003........................................................    398     3,834
2004........................................................     31     3,938
2005........................................................     --     2,906
2006........................................................     --
                                                             ------   -------
       Total minimum lease payments......................... $1,531   $14,969
                                                                      =======
Less amount representing imputed interest...................   (187)
                                                             ------
Present value of net minimum capital lease payments.........  1,344
Less current portion........................................   (952)
                                                             ------
Capital leases, excluding current portion................... $  392
                                                             ======

                       eGAIN COMMUNICATIONS CORPORATION

   Total future minimum rentals to be received under noncancelable subleases were $1,941,000 as of June 30, 2001.

7. EMPLOYEE BENEFIT PLANS

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

8. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

   On August 22, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 3,826,000 shares of eGain's common stock (the "Warrants"). The total proceeds of the offering were $88,500,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A aggregate liquidation preference was $93,933,000 at June 30, 2001. In the event of a liquidation, dissolution or winding up of eGain, before any distribution or payment to holders of common stock, Series A stockholders shall be entitled to be paid the greater of (i) the liquidation value, or (ii) an amount equal to the amount that Series A stockholders would be entitled to receive if they had converted their shares to common stock immediately prior to the record date in connection with such liquidation, dissolution or winding up. A consolidation, merger or other business combination resulting in the holders of the issued and outstanding voting securities immediately prior to such transaction owning or controlling a majority of the voting securities of the continuing or surviving entity immediately following such transaction shall not be deemed to be a liquidation, dissolution or winding up (unless in connection therewith, the liquidation of eGain is specifically approved). The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible at the option of the holder into common stock at any time.

   Pursuant to the terms and conditions of the Series A agreement, on August 8, 2001, the conversion price of the Series A shares underwent a reset from the original conversion price of $9.2517 per share to $5.6875 per share. As a result of this adjustment of the conversion price, the currently outstanding Series A shares were convertible into approximately 16,635,000 shares of common stock as of August 8, 2001. In addition, on August 8, 2001, pursuant to the terms and conditions of the Warrant agreement, the exercise price of the Warrants underwent an adjustment from the original exercise price of $9.2517 per share to $5.6875 per share. This adjustment to the exercise price of the Warrants will not result in the issuance of additional warrants or shares of common stock upon the exercise of the Warrants.

                       eGAIN COMMUNICATIONS CORPORATION

   If not sooner converted, eGain has the option to convert the Series A shares into common stock after August 8, 2003 if the closing bid price of eGain's common stock on 20 of the 30 consecutive trading days prior to the date of notice requesting conversion is equal to or greater than 250% of the initial conversion price (or $23.13 per share). If not sooner converted, on August 8, 2005 eGain must either, at its option, redeem the Series A shares for cash or convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of eGain's common stock on the 20 consecutive trading days immediately prior to the redemption date.

   The net cash proceeds of the offering, after expenses, were $82,601,000. In order to determine whether a beneficial conversion feature existed in connection with the offering, the proceeds were discounted by $25,300,000, representing the valuation of the 3,826,000 warrants issued in connection with the sale of Series A and B shares. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price, which was compared to the fair market value of eGain's common stock at the date of issuance to determine whether a beneficial conversion feature existed. In the year ended June 30, 2001, $19,300,000 was allocated to the beneficial conversion feature and was included in net loss applicable to common stockholders. Additionally, in connection with the adjustment of the Series A conversion price to $5.6875 per share on August 8, 2001, eGain will record a substantial additional beneficial conversion charge in the quarter ending September 30, 2001.

   Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. In the year ended June 30, 2001, accrued dividends were $5,433,000.

Common Stock

   On September 28, 1999, eGain completed an initial public offering in which it sold 5,000,000 shares of common stock at $12.00 per share for net proceeds of $54,700,000. In October 1999, the underwriters exercised an over-allotment option of 750,000 shares resulting in net proceeds of $8,300,000.

   Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year, full recourse promissory notes. The notes bear interest ranging from 5.0% to 6.0% and expire at various dates through June 2004. eGain has the right to repurchase all unvested shares at the original exercise price upon employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally four years. There were 485,000 and 1,460,000 shares subject to repurchase at June 30, 2001 and 2000, respectively.

Common Stock Warrants

   In connection with the acquisition of Sitebridge, eGain assumed warrants to purchase 121,000 shares of common stock at a price of $0.9916 per share, which expire in May 2003. In addition, eGain assumed warrants to purchase 30,000 shares of common stock at a price of $0.2754 per share, which expire in October 2001.

                       eGAIN COMMUNICATIONS CORPORATION

1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation, subject to certain limitations. The ESPP has a one-year offering period that begins in May or November of each year, depending on which date the participant elects to enter the ESPP. The purchase price of the common stock will be equal to 85% of the lower of (1) the fair market value per share on the participant's entry date into the offering period or (2) the fair market value per share on each semi-annual purchase date during the offering period. A total of 750,000 shares of common stock have been reserved for issuance under the ESPP, of which 463,000 shares had been issued as of June 30, 2001. During the years ended June 30, 2001 and 2000 there were 388,000 and 75,000 shares issued under the ESPP, respectively.

2000 Stock Plan

   In July 2000, the board of directors adopted the 2000 Non-Management Stock Option Plan (the "2000 Plan"), which provides for the grant of nonstatutory stock options to employees, advisors and consultants of eGain. Options under the 2000 Plan shall be granted at a price not less than 85% of the fair market value of the common stock on the date of grant. eGain's board of directors determines the fair market value (as defined in the 2000 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant.

   The following table represents the activity under the 2000 Plan:

                                  Shares
                               Available for   Options     Weighted
                                   Grant     Outstanding Average Price
                               ------------- ----------- -------------
Shares authorized for issuance   2,000,000
 Options granted..............  (2,300,000)   2,300,000      $9.32
 Options canceled.............     867,000     (867,000)     $9.50
                                ----------    ---------
Balance at June 30, 2001......     567,000    1,433,000      $9.22
                                ==========    =========

1998 Stock Plan

   In June 1998, the board of directors adopted the 1998 Stock Plan (the "1998 Plan"), which provides for grant of stock options to eligible participants. Options granted under the 1998 Plan are either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock and nonstatutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the date of grant. eGain's board of directors determines the fair market value (as defined in the 1998 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over a period of four years and expire no later than 10 years from the date of grant. Options are generally exercisable upon grant, subject to repurchase rights by eGain until vested.

                       eGAIN COMMUNICATIONS CORPORATION

   The following table represents the activity under the 1998 Plan:

                             Shares
                          Available for   Options     Weighted
                              Grant     Outstanding Average Price
                          ------------- ----------- -------------
Balance at June 30, 1998.   1,489,000      511,000     $ 0.05
 Additional authorization   1,500,000           --
 Options granted.........  (2,666,000)   2,666,000     $ 0.24
 Options exercised.......          --   (1,447,000)    $ 0.12
 Options canceled........     249,000     (249,000)    $ 0.08
 Repurchases.............      75,000           --
                           ----------   ----------
Balance at June 30, 1999.     647,000    1,481,000     $ 0.32
 Additional authorization   3,000,000
 Options granted.........  (4,179,000)   4,179,000     $19.25
 Options exercised.......          --   (1,154,000)    $ 0.47
 Options canceled........     638,000     (638,000)    $19.39
 Repurchases.............     153,000           --
                           ----------   ----------
Balance at June 30, 2000.     259,000    3,868,000     $17.58
 Additional authorization   2,000,000
 Options granted.........  (2,271,000)   2,271,000     $ 5.49
 Options exercised.......          --     (136,000)    $ 0.79
 Options canceled........   2,584,000   (2,584,000)    $17.75
 Repurchases.............     290,000           --
                           ----------   ----------
Balance at June 30, 2001.   2,862,000    3,419,000     $10.09
                           ==========   ==========

   In connection with the acquisition of Sitebridge, eGain assumed options to purchase 1,114,000 shares of common stock, of which 48,000 were outstanding as of June 30, 2001. In connection with the acquisitions of Big Science and Inference, eGain assumed options to purchase 50,000 and 1,611,000 shares of common stock, respectively, of which 9,000 and 818,000, respectively, were outstanding as of June 30, 2001.

                       eGAIN COMMUNICATIONS CORPORATION

   The following table summarizes information about stock options outstanding and exercisable as of June 30, 2001:

                       Options Outstanding           Options Exercisable
                      ---------------------          -------------------
                                 Weighted
                                  Average   Weighted            Weighted
          Range of               Remaining  Average             Average
          Exercise              Contractual Exercise            Exercise
           Prices      Number      Life      Price     Number    Price
          --------    --------- ----------- -------- ---------  --------
        $ 0.05-$ 1.00   506,000    7.89      $ 0.81    249,000   $ 0.81
        $ 2.05-$ 2.97   752,000    9.28      $ 2.47     74,000   $ 2.56
        $ 3.13-$ 5.77   672,000    8.97      $ 3.70    231,000   $ 4.40
        $ 5.94-$ 8.68   976,000    8.11      $ 6.83    576,000   $ 6.69
        $ 8.69-$ 8.69 1,334,000    9.14      $ 8.69    133,000   $ 8.69
        $ 8.81-$11.63   424,000    8.77      $ 9.97    102,000   $ 9.82
        $12.25-$14.63   383,000    8.98      $13.92     63,000   $13.89
        $15.00-$18.00   243,000    8.80      $17.47     91,000   $17.58
        $22.56-$32.50   180,000    8.52      $27.95     36,000   $30.84
        $40.27-$47.63   257,000    8.58      $43.47     38,000   $44.01
        ------------- ---------    ----      ------  ---------   ------
        $  .05-$47.63 5,727,000    8.75      $ 9.26  1,593,000   $ 7.95

Stock-Based Compensation

   Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if eGain had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of eGain's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. eGain's stock-based awards to employees have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

   The fair value of eGain's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                  Options            ESPP
                                             ----------------  ----------------
                                             2001  2000  1999  2001  2000  1999
                                             ----  ----  ----  ----  ----  ----
Expected life (years)....................... 3.50  3.50  3.50  0.50  0.50  0.50
Expected stock price volatility............. 1.00  1.00  1.00  1.00  1.00  1.00
Risk-free interest rate..................... 6.00% 5.79% 5.72% 5.65% 5.79% 5.72%

   The weighted-average fair value of options granted in the years ended June 30, 2001, 2000 and 1999 was $1.41, $15.62 and $0.06, respectively.

   For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the vesting period of the option. eGain's pro forma information, which includes the stock option plans and the ESPP, for the fiscal years ended June 30, 2001 and 2000 is as follows (in thousands except for basic and diluted net loss per common share information):

                                                           2001       2000
                                                         ---------  --------
   Net loss applicable to common stockholders........... $(127,420) $(68,431)
   Net loss applicable to common stockholders--pro forma  (133,179)  (80,271)
   Net loss per common share:
    Basic and diluted actual............................ $   (3.62) $  (2.92)
    Basic and diluted pro forma.........................     (3.79)    (3.42)

   The effect of applying SFAS 123 to eGain's stock options granted prior to fiscal 2000 did not result in pro forma net loss amounts that are materially different from the reported historical amounts. Therefore, such pro forma information is not separately presented herein.

9. RESTRUCTURING COSTS

   During fiscal 2001, eGain recorded restructuring charges totaling $1,443,000. These charges primarily related to a reduction in eGain's worldwide workforce of 141 employees across all departments and office closures in North America pursuant to the adoption of eGain's expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to legal and professional costs associated with the employee terminations. Of the total charges, $220,000, which was primarily related to legal and professional costs, remained unpaid as of June 30, 2001.

   During fiscal 2000, eGain incurred $71,000 of restructuring charges related to the acquisition of Inference, all of which was paid as of June 30, 2001. eGain abandoned plans to occupy new office space in the United Kingdom and expensed professional services fees incurred in the design phase of the office space.

10. SUBSEQUENT EVENTS--(Unaudited)

   On September 7, 2001, eGain filed a final amendment to a tender offer statement on Schedule TO dated May 24, 2001 announcing the final results of its offer to exchange certain eligible options outstanding under eGain's stock option plans for new options to purchase shares of eGain common stock. The new options will be granted on or after six months and one day after August 10, 2001, the date the tendered options were accepted and canceled. eGain anticipates issuing new options to purchase 925,370 shares of eGain common stock in exchange for the options surrendered in the offer to exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF eGAIN

   The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in eGain's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders to be held on November 15, 2001 (the "Proxy Statement").

   The following table sets forth information regarding eGain's current executive officers as of September 21, 2001 are as follows:

Name                     Age                     Position
----                     ---                     --------
Ashutosh Roy(1)......... 35  Chief Executive Officer and Chairman
Gunjan Sinha............ 34  President and Director
Harpreet Grewal......... 35  Chief Financial Officer
Robert Tas.............. 32  Vice President of North American Sales
Ram Kedlaya............. 41  Senior Vice President of International Operations
Promod Narang........... 43  Vice President of Products and Engineering
Eric Smit............... 39  Vice President of Operations
Milind Kasbekar......... 46  Vice President of Finance and Administration

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

   Robert Tas has served as Vice President of North American Sales since August 2001. From June 2001 to July 2001 Mr. Tas served as Vice President of Eastern Area Sales at eGain. From July 1999 to June 2001 Mr. Tas served as Vice President of Sales and Business Development at Finjan Software, Inc. From June 1998 to June 1999, Mr. Tas served as Vice President of Worldwide Sales, Business Development, and Customer Service at Netiva Software. From September 1996 to June 1997, Mr. Tas served as Vice President and General Manager at Commerce One. From January 1989 to August 1996, Mr. Tas served as Director of Enterprise Business Group and held other management positions at Sybase, Inc. Mr. Tas attended the Executive Program at the University of California, Los Angeles.

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

   Eric Smit has served as Vice President, Operations of eGain since April 2001. From June 1999 to April 2001, Mr. Smit served as Vice President, Finance and Administration. From June 1998 to June 1999, Mr. Smit served as Director of Finance of eGain. From December 1996 to May 1998, Mr. Smit served as Director of Finance for WhoWhere? Inc., an Internet services company. From April 1993 to November 1996, Mr. Smit served as Vice President of Operations and Chief Financial Officer of Velocity Incorporated, a software game developer and publishing company. Mr. Smit holds a Bachelor of Commerce in Accounting from Rhodes University, South Africa.

   Milind Kasbekar has served as Vice President of Finance since April 2001. From May 2000 to April 2001 Mr. Kasbekar served as Director of Financial Panning and Analysis at eGain. From November 1998 to April 2000, Mr. Kasbekar served as Shared Services Controller for Philips Semiconductors North America. From June 1986 through October 1998, Mr. Kasbekar worked for AT&T in various positions as Controller/CFO for various products and services businesses within AT&T. From August 1982 to May 1986 Mr. Kasbekar served as Assistant Professor of Operations Management at Valparaiso University, Indiana. Mr. Kasbekar holds an M.B.A degree in Finance and M.S. degree in Computer Science from Illinois Institute of Technology, Chicago.

   The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information contained under the heading "Executive Compensation" and under the captions "Director Compensation," and "Recent Option Grants" in the definitive Proxy Statement for eGain's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for eGain's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained under the caption "Related Party Transactions" in the definitive Proxy Statement for eGain's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

      None.

(c) Exhibits

      The exhibits listed below are filed or incorporated by reference herein.

Exhibit
  No.                                             Description of Exhibits
-------                                           -----------------------

 2.1(a) Agreement and Plan of Reorganization among eGain, Sitebridge Corporation, ECC Acquisition
        Corporation, Wendell Lansford, Prakash Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

 2.2(b) Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among eGain,
        Big Science Corporation ("BSC") and certain shareholders of BSC.

 2.3(c) Agreement and Plan of Merger, dated as of March 16, 2000, between Inference Corporation, Intrepid
        Acquisition Corporation, and eGain.

    3.1 Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

    3.2 Amended and Restated Bylaws filed as Exhibit 3.3 to eGain's Registration Statement on Form S-1, File
        No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

 4.1(a) Amended and Restated Investors' Rights Agreement dated as of April 30, 1999.

    4.2 Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain's Current
        Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

    4.3 Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to eGain's Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.1(a) Form of Indemnification Agreement.

 Exhibit
   No.                                         Description of Exhibits
 -------                                       -----------------------

 10.2(a)# Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

 10.3(a)# Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

 10.4(a)# 1999 Employee Stock Purchase Plan.

  10.5(a) Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and
          Golden Gate Commercial Company.

  10.6(a) Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and
          Imperial Bank.

  10.7(a) Senior Loan and Security Agreement No. 6194 dated as of October 15, 1998 between Registrant and
          Phoenix Leasing Incorporated.

 10.8(a)# Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

 10.9(a)# Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.10(d)# Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain
          Communications Corporation (assumed by eGain in connection with Inference acquisition).

10.11(e)# eGain Communications Corporation 2000 Non-management Stock Option Plan.

10.12(f)# Inference Corporation 1998 Non-Management Stock Option Plan.

10.13(g)# Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with
          Inference acquisition).

10.14(h)# Executive Employment Agreement between the Registrant and Charles W. Jepson (assumed by
          eGain in connection with Inference acquisition).

10.15(g)# Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with
          Inference acquisition).

10.16(i)# Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified
          Stock Option Plan (assumed by eGain in connection with Inference acquisition).

    10.17 Securities Purchase Agreement, filed as Exhibit 10.1 to eGain's Current Report on Form 8-K dated
          August 15, 2000, and incorporated by reference herein.

   10.18# Letter of Employment between eGain and Charles Jepson dated October 16, 2000, filed as Exhibit
          10.1 to eGain's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, filed with the Commission on February 14, 2001, and incorporated by reference herein.

    10.19 Amended and Restated Starter Kit Loan and Security Agreement between Registrant and Imperial
          Bank dated as of March 29, 2001, filed as Exhibit 10.1 to eGain's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001, and incorporated by reference herein.

     21.1 Subsidiaries of eGain Communications Corporation.

     23.1 Consent of Ernst & Young LLP.

     24.1 Power of Attorney (see Signature Page).

--------
(a)Incorporated by reference to eGain's Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)Incorporated by reference to eGain's Current Report on Form 8-K filed with the Commission on March 22, 2000.
(c)Incorporated by reference to Appendix A to Proxy Statement Prospectus, dated May 22, 2000, that forms a part of eGain's Registration Statement on Form S-4/A, filed with the Commission on May 15, 2000 (File No. 333-34848).
(d)Incorporated by reference to Exhibit 10.1 to Inference Corporation's Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.
(e)Incorporated by reference to eGain's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.
(f)Incorporated by reference to Exhibit 10.6 to Inference Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 filed with the Commission on April 29, 1999.
(g)Incorporated by reference to Exhibit 10.7 from Inference Corporation's Registration Statement on Form S-8, No. 333-86471 filed with the Commission on September 3, 1999.
(h)Incorporated by reference to Exhibit 10.12 to Inference Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission on April 30, 1998.
(i)Incorporated by reference to Exhibit 10.2 to Inference Corporation's Registration Statement on Form S-1, No. 333-92386.
 # Indicates management contract or compensation plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2001.

                                          eGAIN COMMUNICATIONS CORPORATION

                                             /s/ ASHUTOSH ROY
                                          By __________________________________
                                          Ashutosh Roy
                                          Chief Executive Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashutosh Roy, Gunjan Sinha, William McGrath and Milind Kasbekar, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                         Title                    Date
             ----                         -----                    ----

       /s/ ASHUTOSH ROY       Chief Executive Officer and   September 28, 2001
  --------------------------- Director (Principal Executive
         Ashutosh Roy         Officer)

       /s/ GUNJAN SINHA       President and Director        September 28, 2001
  ---------------------------
         Gunjan Sinha

      /s/ HARPREET GREWAL     Chief Financial Officer       September 28, 2001
  --------------------------- (Principal Financial Officer)
        Harpreet Grewal

      /s/ MILIND KASBEKAR     Vice President--Finance and   September 28, 2001
  --------------------------- Administration (Principal
        Milind Kasbekar       Accounting Officer)

      /s/ MARK A. WOLFSON     Director                      September 28, 2001
  ---------------------------
        Mark A. Wolfson

        /s/ DAVID BROWN       Director                      September 28, 2001
  ---------------------------
          David Brown

  /s/ PHIROZ P. DARUKHANAVALA Director                      September 28, 2001
  ---------------------------
    Phiroz P. Darukhanavala

                                 EXHIBIT INDEX

 Exhibit
   No.                                            Description of Exhibits
 -------                                          -----------------------

   2.1(a) Agreement and Plan of Reorganization among eGain, Sitebridge Corporation, ECC Acquisition
          Corporation, Wendell Lansford, Prakash Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

   2.2(b) Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among
          eGain, Big Science Corporation ("BSC") and certain shareholders of BSC.

   2.3(c) Agreement and Plan of Merger, dated as of March 16, 2000, between Inference Corporation, Intrepid
          Acquisition Corporation, and eGain.

      3.1 Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

      3.2 Amended and Restated Bylaws filed as Exhibit 3.3 to eGain's Registration Statement on Form S-1,
          File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

   4.1(a) Amended and Restated Investors' Rights Agreement dated as of April 30, 1999.

      4.2 Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain's Current
          Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

      4.3 Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to eGain's Current Report on Form
          8-K dated August 15, 2000, and incorporated by reference herein.

  10.1(a) Form of Indemnification Agreement.

 10.2(a)# Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

 10.3(a)# Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

 10.4(a)# 1999 Employee Stock Purchase Plan.

  10.5(a) Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and
          Golden Gate Commercial Company.

  10.6(a) Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and
          Imperial Bank.

  10.7(a) Senior Loan and Security Agreement No. 6194 dated as of October 15, 1998 between Registrant and
          Phoenix Leasing Incorporated.

 10.8(a)# Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

 10.9(a)# Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.10(d)# Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain
          Communications Corporation (assumed by eGain in connection with Inference acquisition).

10.11(e)# eGain Communications Corporation 2000 Non-management Stock Option Plan.

10.12(f)# Inference Corporation 1998 Non-Management Stock Option Plan.

 Exhibit
   No.                                         Description of Exhibits
 -------                                       -----------------------

10.13(g)# Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with
          Inference acquisition).

10.14(h)# Executive Employment Agreement between the Registrant and Charles W. Jepson (assumed by
          eGain in connection with Inference acquisition).

10.15(g)# Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with
          Inference acquisition).

10.16(i)# Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified
          Stock Option Plan (assumed by eGain in connection with Inference acquisition).

    10.17 Securities Purchase Agreement, filed as Exhibit 10.1 to eGain's Current Report on Form 8-K dated
          August 15, 2000, and incorporated by reference herein.

   10.18# Letter of Employment between eGain and Charles Jepson dated October 16, 2000, filed as Exhibit
          10.1 to eGain's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, filed with the Commission on February 14, 2001, and incorporated by reference herein.

    10.19 Amended and Restated Starter Kit Loan and Security Agreement between Registrant and Imperial
          Bank dated as of March 29, 2001, filed as Exhibit 10.1 to eGain's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001, and incorporated by reference herein.

     21.1 Subsidiaries of eGain Communications Corporation.

     23.1 Consent of Ernst & Young LLP.

     24.1 Power of Attorney (see Signature Page).

--------
(a)Incorporated by reference to eGain's Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)Incorporated by reference to eGain's Current Report on Form 8-K filed with the Commission on March 22, 2000.
(c)Incorporated by reference to Appendix A to Proxy Statement Prospectus, dated May 22, 2000, that forms a part of eGain's Registration Statement on Form S-4/A, filed with the Commission on May 15, 2000 (File No. 333-34848).
(d)Incorporated by reference to Exhibit 10.1 to Inference Corporation's Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.
(e)Incorporated by reference to eGain's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.
(f)Incorporated by reference to Exhibit 10.6 to Inference Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 filed with the Commission on April 29, 1999.
(g)Incorporated by reference to Exhibit 10.7 from Inference Corporation's Registration Statement on Form S-8, No. 333-86471 filed with the Commission on September 3, 1999.
(h)Incorporated by reference to Exhibit 10.12 to Inference Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission on April 30, 1998.
(i)Incorporated by reference to Exhibit 10.2 to Inference Corporation's Registration Statement on Form S-1, No. 333-92386.
 # Indicates management contract or compensation plan or arrangement.