Form 10-Q
period 2001-09-30
EGAIN COMMUNICATIONS CORP
filed 2001-11-14
CIK 1066194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File No. 0-30260

                        eGAIN COMMUNICATIONS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       77-046636
          --------                                      ----------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                       714 E. Evelyn Avenue, Sunnyvale, CA
                       -----------------------------------
                    (Address of principal executive offices)

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

                    YES    [X]                             NO    [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at September 30, 2001
             -----                        ---------------------------------
  Common Stock $0.001 par value                     36,407,857
                        eGAIN COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.   FINANCIAL INFORMATION ..................................................  1

Item 1.   Financial Statements ...................................................  1

          Condensed Consolidated Balance Sheets at September 30, 2001 and
               June 30, 2001 .....................................................  1

          Condensed Consolidated Statements of Operations for the Three
               Months Ended September 30, 2001 and 2000 ..........................  2

          Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended September 30, 2001 and 2000 ..........................  3

          Notes to Condensed Consolidated Financial Statements ...................  4

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations .............................................  9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk .............. 24


PART II   OTHER INFORMATION ...................................................... 25


Item 1.   Legal Proceedings ...................................................... 25

Item 2.   Changes in Securities .................................................. 25

Item 3.   Defaults upon Senior Securities ........................................ 25

Item 4.   Submission of Matters to a Vote of Security Holders .................... 25

Item 5.   Other Information ...................................................... 25

Item 6.   Exhibits and Reports on Form 8-K ....................................... 25

          Signatures ............................................................. 26

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        eGAIN COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 September 30,    June 30,
                                                                                      2001          2001
                                                                                  ----------     ---------
ASSETS                                                                           (unaudited)

Current assets:
     Cash and cash equivalents .............................................      $  29,945      $  42,613
     Accounts receivable, net ..............................................          9,682         13,803
     Prepaid and other current assets ......................................          7,453          7,365
                                                                                  ---------      ---------
        Total current assets ...............................................         47,080         63,781

Property and equipment, net ................................................          9,479         11,677
Goodwill, net ..............................................................         65,390         74,616
Intangible assets, net .....................................................          6,560          6,890
Other assets ...............................................................          1,148          1,187
                                                                                  ---------      ---------
                                                                                  $ 129,657      $ 158,151
                                                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................      $   3,609      $   5,397
     Accrued compensation ..................................................          5,216          6,309
     Accrued liabilities ...................................................          7,196          3,460
     Deferred revenue ......................................................          4,588          5,438
     Current portion of bank borrowings ....................................          4,528          4,268
     Current portion of notes payable ......................................            230            199
     Current portion of capital lease obligations ..........................            835            952
                                                                                  ---------      ---------
        Total current liabilities ..........................................         26,202         26,023

Bank borrowings, net of current portion ....................................            951          1,167
Notes payable, net of current portion ......................................             80            161
Capital lease obligations, net of current portion ..........................            259            392
Other long term liabilities ................................................            612            597
                                                                                  ---------      ---------
        Total liabilities ..................................................         28,104         28,340

Commitments

Stockholders' equity:
     Series A Cumulative Convertible Preferred stock .......................         89,632         88,034
     Common stock ..........................................................             36             36
     Additional paid-in capital ............................................        225,315        227,375
     Notes receivable from stockholders ....................................           (204)          (380)
     Deferred stock compensation ...........................................         (1,225)        (1,844)
     Accumulated other comprehensive loss ..................................           (256)           (84)
     Accumulated deficit ...................................................       (211,745)      (183,326)
                                                                                  ---------      ---------
        Total shareholders' equity .........................................        101,553        129,811
                                                                                  ---------      ---------
                                                                                  $ 129,657      $ 158,151
                                                                                  =========      =========

                             See accompanying notes
                        eGAIN COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)


                                                                                              Three Months
                                                                                           Ended September 30,
                                                                                      ---------------------------
                                                                                         2001              2000
                                                                                      --------           --------
Revenue:
   Hosting ...................................................................        $  2,041           $  2,295
   License ...................................................................           2,060              4,604
   Services ..................................................................           3,939              5,159
                                                                                      --------           --------
     Total revenue ...........................................................           8,040             12,058
   Cost of revenue - direct ..................................................           5,068              8,724
   Cost of revenue - acquisition related .....................................             362                362
                                                                                      --------           --------
     Gross profit ............................................................           2,610              2,972

Operating costs and expenses:
   Research and development ..................................................           4,574              6,079
   Sales and marketing .......................................................           8,602             12,461
   General and administrative ................................................           3,805              4,228
   Amortization of goodwill and other intangible assets ......................           9,194              9,200
   Amortization of deferred compensation .....................................             302              1,098
   Restructuring .............................................................           4,785                 --
                                                                                      --------           --------
     Total operating costs and expenses ......................................          31,262             33,066
                                                                                      --------           --------
Loss from operations .........................................................         (28,652)           (30,094)
Non-operating income .........................................................             233                231
                                                                                      --------           --------
Net loss .....................................................................         (28,419)           (29,863)

Dividends on convertible preferred stock .....................................          (1,598)              (884)
Beneficial conversion feature on convertible preferred stock .................         (43,834)              (767)
                                                                                      --------           --------
Net loss applicable to common stockholders ...................................        $(73,851)          $(31,514)
                                                                                      ========           ========
Per Share information:

   Basic and diluted net loss per common share ...............................        $  (2.06)          $  (0.91)
                                                                                      ========           ========
   Weighted average shares used in computing basic and diluted net loss per
     common share ............................................................          35,916             34,474
                                                                                      ========           ========


                             See accompanying notes
                        eGAIN COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                                          Three Months
                                                                                       Ended September 30,
                                                                                   --------------------------
                                                                                     2001              2000
                                                                                   --------          --------
Cash flows from operating activities:
   Net loss ..................................................................... $(28,419)         $(29,863)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation .............................................................    1,850             1,314
       Loss on disposal of fixed assets .........................................      812              --
       Amortization of goodwill and other intangible assets .....................    9,556             9,562
       Amortization of deferred compensation ....................................      302             1,098
       Changes in operating assets and liabilities:
         Accounts receivable ....................................................    4,121            (1,448)
         Prepaid and other current assets .......................................      (88)              170
         Other assets ...........................................................       39               (14)
         Accounts payable .......................................................   (1,788)             (648)
         Accrued compensation ...................................................   (1,093)              (65)
         Accrued liabilities ....................................................    3,736              (854)
         Deferred revenue .......................................................     (850)             (700)
         Other liabilities ......................................................       15                43
                                                                                  --------          --------
Net cash used in operating activities ...........................................  (11,807)          (21,405)

Cash flows from investing activities:
   Purchases of property and equipment ..........................................     (464)           (3,030)
   Proceeds from sale of short-term securities ..................................       --             3,140
                                                                                  --------          --------
Net cash provided by (used in) investing activities .............................     (464)              110

Cash flows from financing activities:
   Payments on borrowings .......................................................     (277)              (43)
   Payments on capital lease obligations ........................................     (250)             (274)
   Proceeds from borrowings .....................................................      271                --
   Net proceeds from issuance of convertible preferred stock ....................       --            82,601
   Net proceeds from issuance of common stock ...................................       31             1,406
                                                                                  --------          --------
Net cash provided by (used in) financing activities .............................     (225)           83,690

Effect of exchange rate differences on cash .....................................     (172)              222
                                                                                  --------          --------
Net increase (decrease) in cash and cash equivalents ............................  (12,668)           62,617
Cash and cash equivalents at beginning of year ..................................   42,613            27,201
                                                                                  --------          --------
Cash and cash equivalents at end of year ........................................ $ 29,945          $ 89,818
                                                                                  ========          ========
Supplemental cash flow disclosures:
   Cash paid for interest ....................................................... $    154          $    103
   Equipment acquired under capital leases ......................................       --               381


                             See accompanying notes
                        eGAIN COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The condensed consolidated financial statements have been prepared by eGain pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of eGain, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of eGain's financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with eGain's audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in eGain's Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2001 has been derived from audited financial statements as of that date. The results of eGain's operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Certain reclassifications have been made to prior period amounts in order to conform to the current period's presentation.

Note 2.  Software Revenue Recognition

         eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor-specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered. License revenue from all distributors and resellers are generally recognized by eGain when the distributor or reseller has resold the product to an end user.

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

                        eGAIN COMMUNICATIONS CORPORATION

         In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, "Long -Term Construction - Type Contracts," using the relevant guidance from SOP 97-2 and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

Note 3.  Net Loss Per Common Share

         Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

         The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                          Three Months
                                                                       Ended September 30,
                                                                   -------------------------
                                                                        2001        2000
                                                                   ----------    -----------
Net loss applicable to common stockholders .......................   $(73,851)   $   (31,514)
                                                                   ==========    ===========
Basic and diluted:

   Weighted-average shares outstanding ...........................     36,416         35,743
   Less weighted-average shares subject to repurchase ............       (500)        (1,269)
                                                                   ----------    -----------
   Weighted-average shares used in computing basic and diluted
     net loss per common share ...................................     35,916         34,474
                                                                   ==========    ===========
Basic and diluted net loss per common share ...................... $    (2.06)   $     (0.91)
                                                                   ==========    ===========


         Options and warrants to purchase approximately 9,216,000 and 10,013,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively. In addition, convertible preferred stock convertible into approximately 16,796,000 and 9,661,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively. The above amounts were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 4.  Comprehensive Loss

         eGain's comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $28.6 million and $29.5 million for the three months ended September 30, 2001 and 2000, respectively. These amounts were not materially different from net loss as reported in the consolidated statements of operations.

Note 5.  Segment Information

         Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by eGain's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. eGain's chief operating decision-maker, as defined under
                        eGAIN COMMUNICATIONS CORPORATION

SFAS No. 131, is its executive management team. eGain's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, eGain operates in one segment, the development, license, implementation and support of its customer interaction management software solutions.

         Information relating to eGain's geographic areas for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                           Total     Operating  Identifiable
                                          Revenues     Loss        Assets
                                          --------  ----------  ------------

Three months ended September 30, 2001:
    North America ....................   $  4,995    $ 26,427     $ 52,617
    Europe ...........................      2,246       1,075        3,859
    Asia Pacific .....................        799       1,150        1,231
                                         --------    --------     --------
                                         $  8,040    $ 28,652     $ 57,707
                                         ========    ========     ========

Three months ended September 30, 2000:
    North America ....................   $  9,209    $ 28,701     $113,740
    Europe ...........................      2,805       1,022        5,500
    Asia Pacific .....................         44         371           46
                                         --------    --------     --------
                                         $ 12,058    $ 30,094     $119,286
                                         ========    ========     ========

         During the three months ended September 30, 2001 and 2000, no single customer accounted for more than 10% of eGain's total revenue.

Note 6.  Preferred Stock

         On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share in a private placement to certain investors (the "Investors"). The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the Investors received warrants to purchase 3,826,000 shares of eGain's common stock (the "Warrants"). The net cash proceeds of the offering, after expenses, were $82,601,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A stockholders are entitled cash dividends only when and if declared by the board of directors.

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

         Pursuant to the terms and conditions of the Series A agreement, on August 8, 2001, the conversion price of the Series A shares was reset from the original conversion price of $9.2517 per share to $5.6875 per share. As a result of this reset of the conversion price, the currently outstanding Series A shares were convertible into approximately 16,796,000 shares of common stock as of September 30, 2001. In addition, on August 8, 2001, pursuant to the terms and conditions of the Warrant agreement, the exercise price of the Warrants underwent a reset from the original exercise price of $9.2517 per share to $5.6875 per share. This reset of the exercise price of the Warrants will not result in the issuance of additional warrants or shares of common stock upon the exercise of the Warrants.

                        eGAIN COMMUNICATIONS CORPORATION

         As a result of the reset of the original conversion price of the Series A shares, an additional beneficial conversion charge of $43,834,000 was recorded during the three months ended September 30, 2001. Based upon the accounting literature in effect at the time of the issuance of the Series A shares, (EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"), the initial beneficial conversion charge of $19,335,000 was measured using an intrinsic value methodology at the date of issuance (the "commitment date") and recognized at the date the Series A became convertible. In addition, the contingent beneficial conversion charge was measured at the commitment date but not recognized as the contingency (reset on August 8, 2001) had not been resolved. The incremental amount recognized at the date of reset was limited to the allocated proceeds of $63,169,000, less the initial charge of $19,335,000. The amount representing the beneficial conversion feature was included in net loss applicable to common stockholders.

         Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. In the three months ended September 30, 2001 and 2000, accrued dividends were $1,598,000 and $884,000, respectively.

Note 7.  Restructuring

         During the three months ended September 30, 2001, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $4,785,000. These charges were primarily related to the consolidation of eGain's facilities in North America, which resulted in a charge of $4,336,000. This amount includes estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities. In addition, eGain incurred $449,000 in severance costs during the three months ended September 30, 2001 related to a reduction in eGain's worldwide workforce of 56 employees across all departments pursuant to the adoption of eGain's expense management strategy.

         Details of the restructuring charges for the three months ended September 30, 2001 are as follows (in thousands):

                                                  Original   Amount  Balance at
                                  Cash/Non-cash    Charge  Paid/Used  9/30/01
                                  -------------    ------  ---------  -------

Excess facilities ..............       Cash       $3,511   $   --     $3,511
Leasehold improvement write-offs     Non-cash        810      810         --
Employee severance .............       Cash          449      449         --
Professional services ..........       Cash           15       --         15
                                                  ------   ------     ------
    Total restructuring charges                   $4,785   $1,259     $3,526
                                                  ======   ======     ======

Note 8.  Stock Exchange Program

         On September 7, 2001, eGain filed a final amendment to a tender offer statement on Schedule TO dated May 24, 2001 announcing the final results of its offer to exchange certain eligible options outstanding under eGain's stock option plans for new options to purchase shares of eGain common stock. The new options will be granted on or after six months and one day after August 10, 2001, the date the tendered options were accepted and canceled. eGain currently anticipates issuing new options to purchase 906,000 shares of eGain common stock in exchange for the options surrendered in the offer to exchange. In addition, there were 15,000 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options during the three months ended September 30, 2001.

Note 9.  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no
                        eGAIN COMMUNICATIONS CORPORATION
longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. eGain will adopt SFAS No. 142 in its first quarter of fiscal 2003. As a result of the discontinuance of the amortization of goodwill and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in eGain's results of operations of approximately $24,129,000 during fiscal 2003. Goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002. eGain has not yet determined what effect these tests will have on its earnings and financial position.

         In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on eGain's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as "anticipates," "believes," "continue," "could," "would," "estimates," "forecasts," "expects," "intends," "may," "might," "plans," "potential," "predicts," "should," or "will" and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain's multi-channel interaction management platform, the continued expansion of eGain's global distribution capabilities, the development of eGain's strategic relationships, the factors influencing competition in eGain's market, eGain's limited operating history and expected net losses, the adequacy of eGain's capital resources, the continued need for online customer communications, the continued acceptance of eGain's Web-native architecture, eGain's levels of investment in research and development and sales and marketing and the overall volatility of Internet-related technology companies. eGain's actual results could differ materially from those discussed in statements relating to eGain's future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in "Factors That May Affect Future Results" and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

         eGain is a leading provider of interaction management software for the Internet that enables companies to transform traditional customer call centers into multi-channel contact centers. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction - email, real-time and self-service. Built using a 100% Web-native architecture, eGain's comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain's solution is designed to integrate with leading customer relationship management, enterprise relationship management and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

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

         On April 23, 2001, eGain acquired all of the outstanding capital stock of eGain Communications Private Limited ("eGain India") for cash. eGain believes the acquisition will enhance its product development, licensed customer support, information technology and hosted business services capabilities. The transaction was accounted for under the purchase method of accounting.

         eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of $211.7 million as of September 30, 2001. eGain has not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

                                                             Three Months
                                                           Ended September 30,
                                                        ------------------------
                                                           2001           2000
                                                        ---------      ---------
Revenue:
   Hosting ............................................     25%           19%
   License ............................................     26%           38%
   Services ...........................................     49%           43%
                                                        --------      --------
     Total revenue ....................................    100%          100%
   Cost of revenue - direct ...........................     63%           72%
   Cost of revenue - acquisition related ..............      4%            3%
                                                        --------      --------
     Gross profit (loss) ..............................     33%           25%

Operating costs and expenses:
   Research and development ...........................     57%           51%
   Sales and marketing ................................    107%          103%
   General and administrative .........................     47%           35%
   Amortization of goodwill and other intangible assets    114%           76%
   Amortization of deferred compensation ..............      4%            9%
   Restructuring ......................................     60%           --
                                                        --------      --------
     Total operating costs and expenses ...............    389%          274%
                                                        --------      --------
Loss from operations ..................................   (356%)        (249%)
                                                        ========      ========

Revenue

         eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor-specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered. License revenue from all distributors and resellers are generally recognized by eGain when the distributor or reseller has resold the product to an end user.

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

         In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, "Long -Term Construction - Type Contracts," using the relevant guidance from SOP 97-2 and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

         Total revenue decreased 33% to $8.0 million in the quarter ended September 30, 2001 from $12.1 million in the quarter ended September 30, 2000. The decrease was primarily attributable to a sharp decline in customer orders resulting from the weak macro-economic economic environment, the traditionally weak summer selling season in international markets and the events of September
11. During the quarter ended September 30, 2001, no single customer accounted for more than 10% of total revenue.

         Hosting revenue decreased 11% to $2.0 million in the quarter ended September 30, 2001 from $2.3 million in the quarter ended September 30, 2000. The decrease was primarily attributable to a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts. Hosting revenue represented 25% and 19% of total revenue for the quarters ended September 30, 2001 and 2000, respectively.

         License revenue decreased 55% to $2.1 million in the quarter ended September 30, 2001 from $4.6 million in the quarter ended September 30, 2000. The decrease was primarily due to a large decline in customer orders. License revenue represented 26% and 38% of total revenue for the quarters ended September 30, 2001 and 2000, respectively.

         Services revenue decreased 24% to $3.9 million in the quarter ended September 30, 2001 from $5.2 million in the quarter ended September 30, 2000. The decrease was primarily attributable to a decline in customer license orders, resulting in decreased revenue from customer implementations, system integration projects and maintenance contracts. Services revenue represented 49% and 43% of total revenue for the quarters ended September 30, 2001 and 2000, respectively.

Cost of Revenue - Direct

         Cost of revenue - direct includes personnel costs for eGain's hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain's hosted network, cost of third-party products and lease costs paid to remote co-location centers. Cost of revenue-direct decreased 42% to $5.1 million in the quarter ended September 30, 2001 from $8.7 million in the quarter ended September 30, 2000, representing 63% and 72% of total revenue, respectively. The decrease was primarily due to a decline in headcount through attrition and planned workforce reductions, as well as ongoing stringent cost control measures in an effort to better align expenses with recent revenue trends. These measures contributed to an overall improvement in gross profit margin in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. eGain anticipates that costs of revenue will continue to decrease next quarter but will then be relatively stable in future periods.

Cost of Revenue - Acquisition Related

         Cost of revenue - acquisition related expense of $362,000 in each of the three months ended September 30, 2001 and 2000, consisted of amortization of developed technology resulting from eGain's business combinations in fiscal 2000.

Research and Development

         Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 25% to $4.6 million in the quarter ended September 30, 2001 from $6.1 million in the quarter ended September 30, 2000, representing 57% and 51% of total revenue, respectively. The decrease in absolute dollars was primarily attributable to the ongoing migration of development resources to eGain India and a reduction in outside contractor services pursuant to eGain's commitment to reduce operating costs. eGain anticipates that research and development expenses in absolute dollars will continue to decrease next quarter but will then be relatively stable in future periods.

Sales and Marketing

         Sales and marketing expenses primarily consist of compensation and benefits of eGain's sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses decreased 31% to $8.6 million in the quarter ended September 30, 2001 from $12.5 million in the quarter ended September 30, 2000, representing 107% and 103% of total revenue, respectively. The decrease in absolute dollars was primarily due to a decline in headcount through attrition and planned workforce reductions, as well as decreased spending on marketing programs pursuant to eGain's commitment to reduce operating costs. eGain anticipates that sales and marketing expenses in absolute dollars will continue to decrease next quarter but will then be relatively stable in future periods.

General and Administrative

         General and administrative expenses primarily consist of compensation and benefits for eGain's finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 10% to $3.8 million in the quarter ended September 30, 2001 from $4.2 million in the quarter ended September 30, 2000, representing 47% and 35% of total revenue, respectively. The decrease in absolute dollars was principally due to a decline in headcount through attrition and planned workforce reductions, as well as decreased spending on outside professional services pursuant to eGain's commitment to reduce operating costs. These decreases were partially offset by an increase in bad debt expense. eGain anticipates that general and administrative expenses in absolute dollars will continue to decrease next quarter but will then be relatively stable in future periods.

Amortization of Goodwill and Other Intangible Assets

         Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets' estimated useful lives, which range from three to four years. Amortization of goodwill and other intangible assets was $9.2 million in each of the quarters ended September 30, 2001 and 2000. Amortization of intangible assets principally relates to goodwill acquired in connections with eGain's acquisitions of Inference Corporation, Big Science Company and Sitebridge Corporation.

Amortization of Deferred Compensation

         Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). These grants are periodically revalued as they vest in accordance with SFAS 123 and "EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." eGain recorded amortization of deferred compensation of $302,000 and $1.1 million in the quarters ended September 30, 2001 and 2000, respectively.

Restructuring

         During the quarter ended September 30, 2001, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $4,785,000. These charges were primarily related to the consolidation of eGain's facilities in North America, which resulted in a charge of $4,336,000. This amount includes estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities. In addition, eGain incurred $449,000 in severance costs during the quarter ended September 30, 2001 related to a reduction in eGain's worldwide workforce of 56 employees across all departments pursuant to the adoption of eGain's expense management strategy. eGain expects to realize cash and operational savings in future periods from these restructuring plans.

Non-operating Income

         Non-operating income remained flat as the amount increased to $233,000 in the quarter ended September 30, 2001 from $231,000 in the quarter ended September 30, 2000. The activity in non-operating income primarily consisted of a decrease in foreign exchange losses, which was offset by a decrease in interest income resulting from a decline in the average cash balance.

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

         On September 30, 2001, cash and cash equivalents were $29.9 million, a decrease of $12.7 million since June 30, 2001. Working capital at September 30, 2001 was $20.9 million, a decrease of $16.9 million since June 30, 2001.

         Net cash used in operating activities was $11.8 million and $21.4 million in the three months ended September 30, 2001 and 2000, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

         Net cash used in investing activities of $464,000 in the three months ended September 30, 2001 consisted solely of property and equipment purchases, while net cash provided by investing activities of $110,000 in the three months ended September 30, 2000 consisted of proceeds from the sale of short-term securities, partially offset by property and equipment purchases.

         Net cash used in financing activities of $225,000 in the three months ended September 30, 2001 primarily consisted of payments on borrowings and capital leases, partially offset by proceeds from bank borrowings. Cash provided by financing activities of $83.7 million in the three months ended September 30, 2000 was primarily due to the issuance of preferred stock and common stock, which included net proceeds of $82.6 million through the private placement on August 8, 2000.

         eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next twelve months. Additionally, eGain's management has the ability to further reduce operating expense, if necessary, to provide sufficient resources to meet it's obligations as they become due through the next twelve months. eGain's capital requirements depend on numerous factors, including the demand for eGain's online customer communications applications, eGain's ability to attract and retain customers and maintain customer satisfaction and eGain's ability to develop new products and services. To meet eGain's longer term liquidity needs, eGain may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available in sufficient amounts or on terms acceptable to eGain.

                Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

         eGain incurred a net loss of $28.4 million for the quarter ended September 30, 2001. As of September 30, 2001, eGain had an accumulated deficit of approximately $211.7 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. If eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

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

         . the amount and timing of operating costs and capital expenditures relating to the expansion of eGain's business and infrastructure;

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

eGain may engage in future acquisitions or investments that could dilute eGain's existing stockholders, cause eGain to incur significant expenses or harm its business

         eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. For example, eGain acquired eGain India, an ecommerce software development company in India, in April 2001. There can be no assurance that eGain can effectively integrate eGain India's operations with those of eGain's. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain's existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain's operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain's operating results.

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

Due to the lengthy sales cycles of some of eGain's products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

         eGain's sales cycle for its products can be six months or more, and varies substantially from customer to customer. While eGain's potential customers are evaluating eGain's products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain's multi-product offering and the increasingly complex needs of its customers may make it more difficult for eGain to forecast when eGain may recognize the corresponding revenue. In addition, the recent economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain's average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently, eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

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

The conversion of eGain's preferred shares and the exercise of the related warrants would result in a substantial number of additional shares being issued, which could result in a decline in the market price of eGain's common stock

         On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A"), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock ("Series B"), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase 3,826,000 shares of eGain's common stock with a current warrant exercise price of $5.6875 per share. The total proceeds of the offering were $88,500,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $5.6875 per share. By way of illustration, at the current conversion price of $5.6875 per share, the Series A shares would be convertible into 16.8 million shares of common stock.

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

         The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of eGain common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. eGain may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm eGain business and operating results (See Item 1. Legal Proceedings in Part II of this 10-Q).

eGain may need additional capital, and raising additional capital may dilute existing stockholders

         eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next twelve months. However, eGain may choose to, or be required to, raise additional funds due to unforeseen circumstances. If eGain's capital requirements vary materially from those currently planned, it may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to eGain and may be dilutive to existing stockholders.

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

Because eGain provides its customer interaction management software to companies conducting business over the Internet, eGain's business could suffer if efficient transmission of data over the Internet is interrupted

         The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because eGain provides Internet-based customer interaction management software, interruptions or delays in Internet transmissions will harm eGain customers' ability to receive and respond to online interactions. Therefore, eGain's market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

         As a provider of customer interaction management software for the Internet, eGain faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of eGain customers or others using the eGain Hosted Network. This liability could result from the nature and content of the communications transmitted by eGain customers through the eGain Hosted Network. eGain does not and cannot screen all of the communications generated by its customers, and eGain could be exposed to liability with respect to this content. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

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

         eGain's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain's investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 3.5% to 4.5%, and have maturities of three months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 25, 2001, the law firm of Bernstein Liebhard & Lifshitz, LLP issued a press release indicating that eGain Communications Corp., certain of its officers, and the lead underwriters for eGain's initial public offering have been named as defendants in a federal securities class action lawsuit in the United States District Court for the Southern District of New York. As of November 8, 2001, neither eGain nor its named officers have been served with a copy of the complaint. According to the press release, the complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000 in connection with eGain's initial public offering. Specifically, the press release indicates that the complaint alleges that the prospectus eGain filed in connection with its initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain common stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of eGain common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. Finally, the press release indicates that the lawsuit is being prosecuted by the Plaintiffs' Executive Committee in In re:
Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. In the event eGain is ultimately served with the complaint, eGain believes it will have good and valid defenses to these allegations, and eGain intends to defend the action vigorously. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              None.

         (b)  Reports on Form 8-K.

              1. On August 10, 2001, eGain filed a Form 8-K with the Securities and Exchange Commission announcing that on August 8, 2001 the registrant's Series A Cumulative Convertible Preferred Stock and warrants issued in a private placement on August 8, 2000, underwent a reset from the original conversion price of $9.2517 per share to $5.6875 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001             EGAIN COMMUNICATIONS CORPORATION



                                      By      /s/ Harpreet Grewal
                                         ------------------------------
                                                  Harpreet Grewal
                                             Chief Financial Officer
                                           (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)