Form 10-Q
period 2001-12-31
EGAIN COMMUNICATIONS CORP
filed 2002-02-14
CIK 1066194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0–30260

eGAIN COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0466366 (I.R.S. Employer Identification No.)

714 E. Evelyn Avenue, Sunnyvale, CA
(Address of principal executive offices)

94086
(Zip Code)

(408) 212–3400
(Registrant’s telephone number, including area code)

N/A
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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2001
Common Stock $0.001 par value	36,485,215

eGAIN COMMUNICATIONS CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,666	$42,613
Accounts receivable, net	9,616	13,803
Prepaid and other current assets	4,398	4,690

Total current assets	35,680	61,106

Property and equipment, net	9,136	11,677
Goodwill, net	56,658	74,616
Intangible assets, net	5,736	6,890
Other assets	3,998	3,862

	$111,208	$158,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,685	$5,397
Accrued compensation	2,785	6,309
Accrued liabilities	4,145	3,460
Deferred revenue	4,217	5,438
Current portion of bank borrowings	3,872	4,268
Current portion of notes payable	199	199
Current portion of capital lease obligations	743	952

Total current liabilities	18,646	26,023

Bank borrowings, net of current portion	653	1,167
Notes payable, net of current portion	60	161
Capital lease obligations, net of current portion	98	392
Other long term liabilities	2,134	597

Total liabilities	21,591	28,340

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock	91,230	88,034
Common stock	36	36
Additional paid-in capital	223,621	227,375
Notes receivable from stockholders	(120)	(380)
Deferred stock compensation	(725)	(1,844)
Accumulated other comprehensive loss	(104)	(84)
Accumulated deficit	(224,321)	(183,326)

Total shareholders’ equity	89,617	129,811

	$111,208	$158,151

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenue:
Hosting	$1,531	$3,222	$3,572	$5,517
License	4,437	6,275	6,497	10,879
Services	4,199	4,340	8,138	9,499

Total revenue	10,167	13,837	18,207	25,895
Cost of revenue—direct	3,784	7,783	8,852	16,507
Cost of revenue—acquisition related	362	362	724	724

Gross profit	6,021	5,692	8,631	8,664
Operating costs and expenses:
Research and development	2,032	5,866	6,606	11,945
Sales and marketing	5,493	13,001	14,095	25,462
General and administrative	1,127	4,290	4,932	8,518
Amortization of goodwill and other intangible assets	9,194	9,200	18,388	18,400
Amortization of deferred compensation	258	877	560	1,975
Restructuring	466	—	5,251	—

Total operating costs and expenses	18,570	33,234	49,832	66,300

Loss from operations	(12,549)	(27,542)	(41,201)	(57,636)
Non-operating income (expense)	(27)	1,368	206	1,599

Net loss	(12,576)	(26,174)	(40,995)	(56,037)
Dividends on convertible preferred stock	(1,598)	(1,506)	(3,196)	(2,390)
Beneficial conversion feature on convertible preferred stock	—	(18,568)	(43,834)	(19,335)

Net loss applicable to common stockholders	$(14,174)	$(46,248)	$(88,025)	$(77,762)

Per Share information:
Basic and diluted net loss per common share	$(0.39)	$(1.32)	$(2.44)	$(2.23)

Weighted average shares used in computing basic and diluted net loss per common share	36,176	35,129	36,046	34,802

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(40,995)	$(56,037)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,521	2,892
Loss on disposal of fixed assets	812	—
Amortization of goodwill and other intangible assets	19,112	19,124
Amortization of deferred compensation	560	1,975

Changes in operating assets and liabilities:
Accounts receivable	4,187	(2,843)
Prepaid and other current assets	(470)	109
Other assets	(136)	30
Accounts payable	(2,712)	252
Accrued compensation	(3,524)	(194)
Accrued liabilities	685	(2,625)
Deferred revenue	(1,221)	(2,149)
Other liabilities	1,537	80

Net cash used in operating activities	(18,644)	(39,386)

Cash flows from investing activities:
Purchases of property and equipment	(1,030)	(4,267)
Proceeds from sale of short-term securities	—	3,140

Net cash used in investing activities	(1,030)	(1,127)

Cash flows from financing activities:
Payments on borrowings	(1,282)	(72)
Payments on capital lease obligations	(503)	(573)
Proceeds from borrowings	271	—
Net proceeds from issuance of convertible preferred stock	—	82,601
Net proceeds from issuance of common stock	261	2,396

Net cash provided by (used in) financing activities	(1,253)	84,352

Effect of exchange rate differences on cash	(20)	91

Net increase (decrease) in cash and cash equivalents	(20,947)	43,930
Cash and cash equivalents at beginning of period	42,613	27,201

Cash and cash equivalents at end of period	$21,666	$71,131

Supplemental cash flow disclosures:
Cash paid for interest	$281	$—
Equipment acquired under capital leases	—	381

See accompanying notes

Note 1.    Basis of Presentation

The condensed consolidated financial statements have been prepared by eGain pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of eGain, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of eGain’s financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with eGain’s audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in eGain’s Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2001 has been derived from audited financial statements as of that date. The results of eGain’s operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

Note 2.    Software Revenue Recognition

eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor-specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered. License revenue from all distributors and resellers are generally recognized by eGain when the distributor or reseller has resold the product to an end user.

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

In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, “Long –Term Construction – Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81–1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Note 3.    Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net loss applicable to common stockholders	$(14,174)	$(46,248)	$(88,025)	$(77,762)

Basic and diluted:
Weighted-average shares outstanding	36,497	36,144	36,457	35,944
Less weighted-average shares subject to repurchase	(321)	(1,015)	(411)	(1,142)

Weighted-average shares used in computing basic and diluted net loss per common share	36,176	35,129	36,046	34,802

Basic and diluted net loss per common share	$(0.39)	$(1.32)	$(2.44)	$(2.23)

Options and warrants to purchase 8,599,000 and 11,248,000 shares of common stock were outstanding at December 31, 2001 and 2000, respectively. In addition, convertible preferred stock convertible into 17,077,000 and 9,824,000 shares of common stock were outstanding at December 31, 2001 and 2000, respectively. The above amounts were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 4.    Comprehensive Loss

eGain’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $12.4 million and $26.3 million for the three months ended December 31, 2001 and 2000, respectively, and $41.0 million and $55.8 million for the six months ended December 31, 2001 and 2000, respectively. These amounts were not materially different from net loss as reported in the consolidated statements of operations.

Note 5.    Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by eGain’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. eGain’s chief operating decision-maker, as defined under SFAS No. 131, is its executive management team. To date, eGain has viewed its operations and manages its business as principally one segment, the development, license, implementation and support of its customer interaction management software solutions. eGain’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance.

Information relating to eGain’s geographic areas is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Total Revenue:
North America	$6,271	$11,062	$11,266	$20,272
Europe	3,480	2,564	5,726	5,369
Asia Pacific	416	211	1,215	254
India	—	—	—	—

	$10,167	$13,837	$18,207	$25,895

Operating Income (Loss):
North America	$(12,070)	$(25,981)	$(38,497)	$(54,683)
Europe	696	(1,280)	(379)	(2,302)
Asia Pacific	(663)	(281)	(1,269)	(651)
India	(512)	—	(1,056)	—

	$(12,549)	$(27,542)	$(41,201)	$(57,636)

In addition, identifiable assets corresponding to eGain’s geographic areas are as follows (in thousands):

	December 31,
	2001	2000
North America	$42,152	$96,295
Europe	5,315	5,084
Asia Pacific	618	291
India	729	—

	$48,814	$101,670

During the three months ended December 31, 2000, one customer accounted for 10% of eGain’s total revenue. No single customer accounted for more than 10% of eGain’s total revenue in any other period presented above.

Note 6.    Preferred Stock

On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors (the “Investors”). The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the Investors received warrants to purchase 3,826,000 shares of eGain’s common stock (the “Warrants”). The net cash proceeds of the offering, after expenses, were $82,601,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A stockholders are entitled cash dividends only when and if declared by the board of directors.

If not sooner converted, eGain has the option to convert the Series A shares into common stock after August 8, 2003 if the closing bid price of eGain’s common stock on 20 of the 30 consecutive trading days prior to the date of notice requesting conversion is equal to or greater than 250% of the initial conversion price (or $23.13). If not sooner converted, on August 8, 2005 eGain must either, at its option, redeem the Series A shares for cash or convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of eGain’s common stock on the 20 consecutive trading days immediately prior to the redemption date.

Pursuant to the terms and conditions of the Series A agreement, on August 8, 2001, the conversion price of the Series A shares was reset from the original conversion price of $9.2517 per share to $5.6875 per share. As a result of this reset of the conversion price, the outstanding Series A shares were convertible into approximately 17,077,000 shares of common stock as of December 31, 2001. In addition, on August 8, 2001, pursuant to the terms and conditions of the Warrant agreement, the exercise price of the Warrants underwent a reset from the original exercise price of $9.2517 per share to $5.6875 per share. This reset of the exercise price of the Warrants will not result in the issuance of additional warrants or shares of common stock upon the exercise of the Warrants.

As a result of the reset of the original conversion price of the Series A shares, an additional beneficial conversion charge of $43,834,000 was recorded during the six months ended December 31, 2001. Based upon the accounting literature in effect at the time of the issuance of the Series A shares, (EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the initial beneficial conversion charge of $19,335,000 was measured using an intrinsic value methodology at the date of issuance (the “commitment date”) and recognized at the date the Series A became convertible. In addition, a contingent beneficial conversion charge was measured at the commitment date but not recognized as the contingency (reset on August 8, 2001) had not been resolved. The incremental amount recognized at the date of reset was limited to the allocated proceeds of $63,169,000, less the initial charge of $19,335,000. The amount representing the beneficial conversion feature was included in net loss applicable to common stockholders.

Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. In the three months ended December 31, 2001 and 2000, accrued dividends were $1,598,000 and $1,506,000, respectively.

Note 7.    Restructuring

During the six months ended December 31, 2001, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $5,251,000. These charges were primarily related to the consolidation of eGain’s facilities in North America during the three months ended September 30, 2001, which resulted in a charge of $4,336,000. This amount includes estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities. In addition, eGain incurred severance costs of $466,000 and $915,000 during the three and six months ended December 31, 2001, respectively. During the six months ended December 31, 2001, eGain reduced its worldwide workforce by 100 employees across all departments pursuant to the adoption of eGain’s expense management strategy.

Details of the cumulative restructuring charges during the six months ended December 31, 2001 are as follows (in thousands):

	Cash/Non-cash	Original Charge	Amount Paid/Used	Balance at 9/30/01
Excess facilities	Cash	$3,511	$429	$3,082
Leasehold improvement write-offs	Non-cash	810	810	—
Employee severance	Cash	915	915	—
Professional services	Cash	15	15	—

Total restructuring charges		$5,251	$2,169	$3,082

Note 8.    Stock Exchange Program

On September 7, 2001, eGain filed a final amendment to a tender offer statement on Schedule TO dated May 24, 2001 announcing the final results of its offer to exchange certain eligible options outstanding under eGain’s stock option plans for new options to purchase shares of eGain common stock. Accordingly, on February 11, 2002, eGain issued new options to purchase 878,000 shares of eGain common stock in exchange for the options surrendered in the offer to exchange. In addition, there were 15,000 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options during the three months ended December 31, 2001.

Note 9.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. eGain will adopt SFAS No. 142 in its first quarter of fiscal 2003. As a result of the discontinuance of the amortization of goodwill and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in eGain’s results of operations of approximately $24,129,000 during fiscal 2003. Goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. During fiscal 2003, eGain will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002. eGain has not yet determined what effect these tests will have on its earnings and financial position.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on eGain’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain’s multi-channel interaction management platform, the continued expansion of eGain’s global distribution capabilities, the development of eGain’s strategic relationships, the factors influencing competition in eGain’s market, eGain’s limited operating history and expected net losses, the adequacy of eGain’s capital resources, the continued need for online customer communications, the continued acceptance of eGain’s Web-native architecture, eGain’s levels of investment in research and development and sales and marketing and the overall volatility of Internet-related technology companies. eGain’s actual results could differ materially from those discussed in statements relating to eGain’s future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain is a leading provider of interaction management software for the Internet that enables companies to transform traditional customer call centers into multi-channel contact centers. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction-email, real-time and self-service. Built using a 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading customer relationship management, enterprise relationship management and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

On April 30, 1999, eGain acquired Sitebridge Corporation and added its real-time Web collaboration product to eGain’s platform. The product, eGain Live, is an application that allows ecommerce companies to interact in real-time with visitors to their Web sites. eGain acquired Sitebridge in exchange for common stock and the transaction was accounted for under the purchase method of accounting.

On March 7, 2000, eGain acquired Big Science Company and added its Web-native self-service product to eGain’s platform. The resulting product, eGain Assistant, enables personalized customer assistance on Web sites through virtual service agents. Customers interact in natural language dialogue with a life-like character, which answers questions and leads customers through problem resolution and sales situations. eGain acquired Big Science in exchange for common stock and cash and the transaction was accounted for under the purchase method of accounting.

On June 29, 2000, eGain acquired Inference Corporation in exchange for its common stock and assumption of outstanding options to purchase Inference common stock. The acquisition brought together eGain’s strength in Web-native, multi-channel customer communications with Inference’s powerful customer profiling and contact center support capabilities. It also significantly expanded eGain’s European business and added critical new product and technology components to the eGain platform. The merger was accounted for under the purchase method of accounting.

On April 23, 2001, eGain acquired all of the outstanding capital stock of eGain Communications Private Limited (“eGain India”) for cash. eGain believes the acquisition will enhance its product development, licensed customer support, information technology and hosted business services capabilities. The transaction was accounted for under the purchase method of accounting.

eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of $224.3 million as of December 31, 2001. eGain has not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenue:
Hosting	15%	23%	19%	21%
License	44%	45%	36%	42%
Services	41%	32%	45%	37%

Total revenue	100%	100%	100%	100%
Cost of revenue—direct	37%	56%	49%	64%
Cost of revenue—acquisition related	4%	3%	4%	3%

Gross profit (loss)	59%	41%	47%	33%
Operating costs and expenses:
Research and development	20%	42%	36%	46%
Sales and marketing	54%	94%	77%	98%
General and administrative	11%	31%	27%	33%
Amortization of goodwill and other intangible assets	90%	67%	101%	71%
Amortization of deferred compensation	3%	6%	3%	8%
Restructuring	5%	—%	29%	—%

Total operating costs and expenses	183%	240%	273%	256%

Loss from operations	(124)%	(199)%	(226)%	(223)%

Revenue

eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor-specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered. License revenue from all distributors and resellers are generally recognized by eGain when the distributor or reseller has resold the product to an end user.

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

In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Total revenue decreased 27% to $10.2 million in the quarter ended December 31, 2001 from $13.8 million in the quarter ended December 31, 2000. Total revenue for the six months ended December 31, 2001 decreased 30% to $18.2 million, compared to $25.9 million in the same period last year. The decrease in each period was primarily attributable to a sharp decline in licensed and hosted customer orders in North America resulting from the weak macro-economic economic environment. During the quarter ended December 31, 2001 and the six months ended December 31, 2001 and 2000, no single customer accounted for more than 10% of total revenue. During the quarter ended December 31, 2000, one customer accounted for 10% of total revenue.

Hosting revenue decreased 52% to $1.5 million in the quarter ended December 31, 2001 from $3.2 million in the quarter ended December 31, 2000. Hosting revenue for the six months ended December 31, 2001 decreased 35% to $3.6 million, compared to $5.5 million in the same period last year. The decrease in each period was primarily attributable to a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts. Hosting revenue represented 15% and 23% of total revenue for the quarters ended December 31, 2001 and 2000, respectively, and 19% and 21% of total revenue for the six months ended December 31, 2001 and 2000.

License revenue decreased 29% to $4.4 million in the quarter ended December 31, 2001 from $6.3 million in the quarter ended December 31, 2000. License revenue for the six months ended December 31, 2001 decreased 40% to $6.5 million, compared to $10.9 million in the same period last year. The decrease in each period was primarily due to a large decline in customer orders in North America. License revenue represented 44% and 45% of total revenue for the quarters ended December 31, 2001 and 2000, respectively, and 36% and 42% of total revenue for the six months ended December 31, 2001 and 2000.

Services revenue decreased 3% to $4.2 million in the quarter ended December 31, 2001 from $4.3 million in the quarter ended December 31, 2000. Services revenue for the six months ended December 31, 2001 decreased 14% to $8.1 million, compared to $9.5 million in the same period last year. The decrease in each period was mainly attributable to the decline in licensed customer orders in North America, resulting in decreased revenue from customer implementations and system integration projects, coupled with a decline in professional services projects for our existing customer base due to reduced IT spending. Services revenue represented 41% and 32% of total revenue for the quarters ended December 31, 2001 and 2000, respectively, and 45% and 37% of total revenue for the six months ended December 31, 2001 and 2000.

Operating Costs and Expenses Overview

During the quarter ended December 31, 2001, eGain continued to implement stringent cost control measures to significantly reduce operating costs and expenses and better align operating costs and expenses with recent revenue trends. The major initiatives that contributed to the reduction of operating costs and expenses in all departments of eGain during the quarter ended December 31, 2001 included the following:

•
Compensation expense benefit of approximately $2.6 million resulting from planned workforce reductions, primarily in North America, a 10% salary reduction and a mandatory five-day vacation policy in North America.

•
Compensation expense benefit of approximately $1.7 million resulting from a reversal of accrued bonus and other compensation accruals recorded in previous quarters and not paid due to employee terminations ($526,000) and a change in the estimated amounts to be paid ($1.2 million).

•	Reduction in facilities-related expenses of approximately $1.1 million resulting from the consolidation of eGain’s excess facilities in North America during the quarter ended September 30, 2001.

Cost of Revenue — Direct

Cost of revenue — direct includes personnel costs for eGain’s hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain’s hosted network, cost of third-party products and lease costs paid to remote co-location centers. Cost of revenue-direct decreased 51% to $3.8 million in the quarter ended December 31, 2001 from $7.8 million in the quarter ended December 31, 2000. Cost of revenue-direct for the six months ended December 31, 2001 decreased 46% to $8.9 million, compared to $16.5 million in the same period last year. In addition to the factors noted in the “Operating Costs and Expenses Overview” above, the decrease in each period was also due to a reduction in co-location lease costs and a decline in the utilization of outside contractor services. The aforementioned cost control measures contributed to an overall improvement in gross profit margin in the quarter and six months ended December 31, 2001, compared to the same periods in the previous year. eGain anticipates that costs of revenue will be relatively stable in future periods.

Cost of Revenue — Acquisition Related

Cost of revenue — acquisition related expense was $362,000 in each of the quarters ended December 31, 2001 and 2000 and $724,000 in each of the six-month periods ended December 31, 2001 and 2000. These amounts consisted of amortization of developed technology resulting from eGain’s business combinations in fiscal 2000.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 65% to $2.0 million in the quarter ended December 31, 2001 from $5.9 million in the quarter ended December 31, 2000. Research and development expenses for the six months ended December 31, 2001 decreased 45% to $6.6 million, compared to $11.9 million in the same period last year. In addition to the factors noted in the “Operating Costs and Expenses Overview” above, the decrease in each period was also attributable to the ongoing migration of development resources to eGain India and a reduction in outside contractor services. eGain anticipates that research and development expenses will be relatively stable in future periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of eGain’s sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses decreased 58% to $5.5 million in the quarter ended December 31, 2001 from $13.0 million in the quarter ended December 31, 2000. Sales and marketing expenses for the six months ended December 31, 2001 decreased 45% to $14.1 million, compared to $25.5 million in the same period last year. In addition to the factors noted in the “Operating Costs and Expenses Overview” above, the decrease in each period was also due to a substantial decrease in spending on marketing programs, as well as a decrease in travel-related expenses and recruiting fees. eGain anticipates that sales and marketing expenses will be relatively stable in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for eGain’s finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, bad debt expense, occupancy costs and related overhead. General and administrative expenses decreased 74% to $1.1 million in the quarter ended December 31, 2001 from $4.3 million in the quarter ended December 31, 2000. General and administrative expenses for the six months ended December 31, 2001 decreased 42% to $4.9 million, compared to $8.5 million in the same period last year. In addition to the factors noted in the “Operating Costs and Expenses Overview” above, the decrease in each period can also be attributable to a substantial decrease in spending on outside professional services. Furthermore, the decrease in the quarter ended December 31, 2001 includes a decrease in bad debt expense, while the decrease in the six months ended December 31, 2000 includes an increase in bad debt expense. eGain anticipates that general and administrative expenses will be relatively stable in future periods.

Amortization of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets’ estimated useful lives, which range from three to four years. Amortization of goodwill and other intangible assets was $9.2 million in each of the quarters ended December 31, 2001 and 2000 and $18.4 million in each of the six-month periods ended December 31, 2001 and 2000. Amortization of intangible assets principally relates to goodwill acquired in connections with eGain’s acquisitions of Inference Corporation, Big Science Company and Sitebridge Corporation.

Amortization of Deferred Compensation

Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” eGain recorded amortization of deferred compensation of $258,000 and $877,000 in the quarters ended December 31, 2001 and 2000, respectively, and $560,000 and $2.0 million in the six months ended December 31, 2001 and 2000, respectively.

Restructuring

During the six months ended December 31, 2001, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $5,251,000. These charges were primarily related to the consolidation of eGain’s facilities in North America during the three months ended September 30, 2001, which resulted in a charge of $4,336,000. This amount includes estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities. In addition, eGain incurred severance costs of $466,000 and $915,000 during the three and six months ended December 31, 2001, respectively. During the six months ended December 31, 2001, eGain reduced its worldwide workforce by 100 employees across all departments pursuant to the adoption of eGain’s expense management strategy. eGain expects to realize cash and operational savings in future periods from these restructuring plans.

Non-operating Income (expense)

Non-operating expense was $27,000 in the quarter ended December 31, 2001, compared to non-operating income of $1.4 million in the quarter ended December 31, 2000. Non-operating income decreased to $206,000 in the six months ended December 31, 2001, compared to $1.6 million in the same period last year. The decrease in each period primarily consisted of a decrease in interest income resulting from a decline in the average cash balance and an increase in interest expense from bank borrowings. Additionally, an increase in foreign exchange losses in the quarter ended December 31, 2001 contributed to the decrease in non-operating income in that period.

Liquidity and Capital Resources

Prior to eGain’s initial public offering, operations were primarily financed through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, eGain completed an initial public offering of common stock, in which 5.8 million shares of common stock were sold (including exercise of an over-allotment option in October 1999), at a price of $12.00 per share. Net proceeds from the offering were $63.0 million.

On August 8, 2000, eGain raised net proceeds of $82.6 million through the issuance of convertible preferred stock and warrants to purchase approximately 3.8 million shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at 6.75% per annum. eGain is using the net proceeds from this private placement for general corporate purposes.

On December 31, 2001, cash and cash equivalents were $21.7 million, a decrease of $20.9 million since June 30, 2001. Working capital at December 31, 2001 was $17.0 million, a decrease of $18.0 million since June 30, 2001.

Net cash used in operating activities was $18.6 million and $39.4 million in the six months ended December 31, 2001 and 2000, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

Net cash used in investing activities of $1.0 in the six months ended December 31, 2001 consisted solely of property and equipment purchases, while net cash used in investing activities of $1.1 million in the six months ended December 31, 2000 consisted of property and equipment purchases, partially offset by proceeds from the sale of short-term securities.

Net cash used in financing activities of $1.3 million in the six months ended December 31, 2001 primarily consisted of payments on borrowings and capital leases, partially offset by proceeds from bank borrowings and the issuance of common stock. Cash provided by financing activities of $84.4 million in the six months ended December 31, 2000 was primarily due to the issuance of preferred stock and common stock, which included net proceeds of $82.6 million through the private placement on August 8, 2000.

eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next twelve months. Additionally, eGain’s management has the ability to further reduce operating expense, if necessary, to provide sufficient resources to meet it’s obligations as they become due through the next twelve months. eGain’s capital requirements depend on numerous factors, including the demand for eGain’s online customer communications applications, eGain’s ability to attract and retain customers and maintain customer satisfaction and eGain’s ability to develop new products and services. To meet eGain’s longer term liquidity needs, eGain may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available in sufficient amounts or on terms acceptable to eGain.

Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

eGain incurred a net loss of $12.6 million for the quarter ended December 31, 2001. As of December 31, 2001, eGain had an accumulated deficit of approximately $224.3 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. If eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

eGain’s revenue and operating expenses may fluctuate as eGain builds its business, and this increase may harm its operating results and financial condition

eGain has spent heavily on technology and infrastructure development. eGain expects to continue to spend substantial financial and other resources on developing and introducing product and service offerings. Accordingly, if eGain’s revenue does not correspondingly increase, its business and operating results could suffer.

eGain was incorporated in September 1997 and shipped its first product in September 1998. Because of this limited operating history and other factors, eGain’s quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the online customer communications market and other factors, eGain’s revenue and operating results may fluctuate from quarter to quarter. It is possible that eGain’s operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of eGain common stock is likely to decline.

A number of factors are likely to cause fluctuations in eGain’s operating results, including, but not limited to, the following:

•	the growth rate of ecommerce;

•	demand for online customer communications applications;

•	eGain’s ability to attract and retain customers and maintain customer satisfaction;

•	eGain’s ability to upgrade, develop and maintain its systems and infrastructure;

•	eGain’s ability to develop new products and services;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of eGain’s business and infrastructure;

•	technical difficulties or system outages;

•	eGain’s ability to attract and retain qualified personnel with software and Internet industry expertise, particularly sales and marketing personnel;

•	the announcement or introduction of new or enhanced products and services by eGain’s competitors;

•	changes in eGain’s pricing policies and those of its competitors;

•	litigation relating to proprietary rights;

•	seasonal trends in technology purchases;

•	timing of large contracts;

•	changes in market conditions limiting eGain’s ability to raise capital;

•	general business conditions in the industry;

•	failure to increase eGain’s international sales; and

•	governmental regulation regarding the Internet and ecommerce in particular.

eGain bases its expense levels in part on its expectations regarding future revenue levels. In the short term, eGain’s expenses are generally fixed and if eGain’s revenue for a particular quarter is lower than it expects, it may be unable to proportionately reduce its operating expenses for that quarter. For example, eGain’s hosting agreements are typically for a period of one year and automatically renew unless terminated by either party with 30 days’ prior notice. In addition, some of eGain’s hosting agreements give the customer the right to terminate the contract at any time. Period-to-period comparisons of eGain’s operating results may not be a good indication of its future performance.

Like all companies, eGain’s business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly and if the current economic slowdown continues, it could materially affect our business and results of operations.

eGain must compete successfully in its market segment

The market for online customer interaction management software is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer interaction management applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer interactions, including AskJeeves, Inc., Avaya, Inc., (which recently acquired the assets of Quintus Corp.), E.Piphany, Inc., Kana Software, Inc., (the combination of the former Kana Communications, Inc. and Broadbase Software), Primus Knowledge Solutions, Inc., and Serviceware. In addition, some of eGain’s competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc. (a subsidiary of Nortel Networks Corp.), Onyx Software Corporation, PeopleSoft, Inc. and Siebel Systems, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation, Oracle Corporation, SAP, Inc., and similar companies, may seek to leverage their existing relationships and capabilities to offer online customer interaction management solutions.

eGain’s business is premised on a novel business model that is largely untested

eGain’s business is premised on novel business assumptions that are largely untested. Customer communications historically have been conducted primarily in person or over the telephone. eGain’s business model assumes that companies engaged in ecommerce will continue to elect to communicate with customers mainly through the Internet rather than by telephone. eGain’s business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer communications applications hosted by eGain. If any of these assumptions is incorrect, eGain’s business will be seriously harmed.

eGain may engage in future acquisitions or investments that could dilute eGain’s existing stockholders, cause eGain to incur significant expenses or harm its business

eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. For example, eGain acquired eGain India, an ecommerce software development company in India, in April 2001. There can be no assurance that eGain can effectively integrate eGain India’s operations with those of eGain’s. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain’s existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain’s operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain’s operating results.

eGain could incur additional non-cash charges associated with stock-based compensation arrangements

eGain’s operating results may be impacted if it incurs significant non-cash charges associated with stock-based compensation arrangements with employees and non-employees. eGain has issued options to non-employees which are subject to various vesting schedules of up to 48 months. For deferred compensation purposes, non-employee options are required to be remeasured at each vesting date, which may require eGain to record additional non-cash accounting expenses. These expenses may result in eGain incurring net losses or increased net losses for a given period, and this could seriously harm eGain’s operating results and common stock price.

If eGain fails to expand its sales activities, it may be unable to expand its business

If eGain does not successfully expand its sales activities, eGain may not be able to expand its business, and eGain’s common stock price could decline. The complexity of eGain’s ecommerce customer communications platform and related products and services requires it to have highly trained sales personnel to educate prospective customers regarding the use and benefits of eGain’s services, and provide effective customer support. With eGain’s relatively brief operating history and its plans for continued growth, eGain has considerable need to recruit, train, and retain qualified sales staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain’s revenue. Because many of eGain’s current sales personnel have recently joined eGain and have limited experience working together, eGain’s sales organization may not be able to compete successfully against bigger and more experienced organizations of its competitors.

eGain must recruit and retain its key employees to expand its business

eGain’s success will depend on the skills, experience and performance of eGain’s senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for only a short period of time. The loss of the services of any of eGain’s senior management or other key personnel, including eGain’s Chief Executive Officer and co-founder, Ashutosh Roy, and eGain’s President and co-founder, Gunjan Sinha, could harm its business. eGain does not have employment agreements with, or life insurance policies on, most of its key employees. Most of these employees may terminate their employment with eGain at any time. eGain’s success also will depend on its ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. If eGain fails to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, eGain’s business and its ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. eGain could incur substantial costs in defending itself against any of these claims, regardless of the merits of such claims.

eGain’s failure to expand third-party distribution channels would impede its revenue growth

To increase its revenue, eGain must increase the number of its marketing and distribution partners, including software and hardware vendors and resellers. eGain’s existing or future marketing and distribution partners may choose to devote greater resources to marketing and supporting the products of competitors which could also harm eGain. eGain’s failure to expand third-party distribution channels would impede its revenue growth.

Similarly, to increase its revenue and implementation capabilities, eGain must develop and expand relationships with systems integrators. eGain relies on systems integrators to recommend eGain’s products to their customers and to install and support eGain’s products for their customers. Systems integrators may develop, market or recommend software applications that compete with eGain’s products. Moreover, if these firms fail to implement eGain’s products successfully for their customers, eGain may not have the resources to implement its products on the schedule required by its customers.

Unknown software defects could disrupt eGain’s products and services, which could harm eGain’s business and reputation

eGain’s product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. eGain may not discover software defects that affect its new or current services or enhancements until after they are deployed. It is possible that, despite testing by eGain, defects may occur in the software. These defects could result in damage to eGain’s reputation, lost sales, product liability claims, delays in or loss of market acceptance of eGain’s products, product returns and unexpected expenses and diversion of resources to remedy errors.

eGain may face liability associated with its management of sensitive customer information

eGain’s applications manage sensitive customer information, and eGain may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm eGain’s reputation and its business and operating results.

If eGain’s system security is breached, eGain’s business and reputation could suffer

A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach eGain’s security or that of eGain’s customers. eGain may be liable to its customers for any breach in its security and any breach could harm its business and reputation. Although eGain has implemented network security measures, eGain’s servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. eGain may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

Due to the lengthy sales cycles of some of eGain’s products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

eGain’s sales cycle for its products can be six months or more, and varies substantially from customer to customer. While eGain’s potential customers are evaluating eGain’s products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain’s multi-product offering and the increasingly complex needs of its customers may make it more difficult for eGain to forecast when eGain may recognize the corresponding revenue. In addition, the recent economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain’s average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently, eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

If eGain does not successfully address the risks inherent in the expansion of its international operations, its business could suffer

eGain intends to continue to expand into international markets and to spend significant financial and managerial resources to do so. For example, eGain has established subsidiaries in Europe, Asia Pacific and India. If eGain’s revenue from international operations does not exceed the expense associated with establishing and maintaining these operations, eGain’s business and operating results will suffer. eGain has limited experience in international operations and may not be able to compete effectively in international markets. eGain faces various risks inherent in conducting business internationally, such as the following:

•	unexpected changes in international regulatory requirements;

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in foreign countries; and

•	general business conditions.

eGain may not be able to upgrade its systems and the eGain Hosted Network to accommodate growth in ecommerce

eGain faces risks related to the ability of the eGain Hosted Network to operate with higher activity levels while maintaining expected performance. As the volume and complexity of ecommerce customer communications increase, eGain will need to expand its systems and hosted network infrastructure. The expansion and adaptation of eGain’s network infrastructure will require substantial financial, operational and management resources. Customer demand for eGain’s products and services could be greatly reduced if eGain fails to maintain high capacity data transmission. In addition, as eGain upgrades its network, eGain is likely to encounter equipment or software incompatibility. eGain may not be able to expand or adapt the eGain Hosted Network to meet additional demand or eGain’s customers’ changing requirements in a timely manner or at all.

Unplanned system interruptions and capacity constraints could reduce eGain’s ability to provide hosting services and could harm its business and reputation

eGain’s customers have in the past experienced some interruptions with the eGain Hosted Network. eGain believes that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. eGain expects a substantial portion of its revenue to be derived from customers who use the eGain Hosted Network. As a result, eGain’s business will suffer if it experiences frequent or long system interruptions that result in the unavailability or reduced performance of the eGain Hosted Network or reduce eGain’s ability to provide remote management services. eGain expects to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, eGain’s business and reputation could be seriously harmed.

eGain’s success largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Most of eGain’s computer and communications systems are located in Sunnyvale, California. eGain’s systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

eGain has entered into service agreements with some of its customers that require minimum performance standards, including standards regarding the availability and response time of eGain’s remote management services. If eGain fails to meet these standards, eGain’s customers could terminate their relationships with eGain, and eGain could be subject to contractual monetary penalties. Any unplanned interruption of services may harm eGain’s ability to attract and retain customers.

eGain relies on relationships with, and the system integrity of, hosting partners for the eGain Hosted Network

The eGain Hosted Network consists of virtual data centers co-located in the physical data centers of eGain’s hosting partners. Accordingly, eGain relies on the speed and reliability of the systems and networks of these hosting partners. If eGain’s hosting partners experience system interruptions or delays, or if eGain does not maintain or develop relationships with reliable hosting partners, eGain’s business could suffer.

Problems arising from use of eGain’s products with other vendors’ products could cause eGain to incur significant costs, divert attention from eGain’s product development efforts and cause customer relations problems

eGain’s customers generally use eGain products together with products from other companies. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. Even when eGain’s products do not cause these problems, these problems may cause eGain to incur significant warranty and repair costs, divert the attention of eGain’s engineering personnel from product development efforts and cause significant customer relations problems.

eGain may be unable to protect its intellectual property and proprietary rights

eGain regards its patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with eGain employees, customers and partners to protect its proprietary rights. eGain has numerous registered trademarks and trademark applications pending in the United States and internationally, as well as common law trademark rights. In addition, eGain owns several patents in the area of case-based reasoning, and has patents pending relating to various technologies. eGain will seek additional trademark and patent protection in the future. eGain does not know if its trademark and patent applications will be granted, or whether they will provide the protection eGain desires, or whether they will subsequently be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect eGain’s proprietary rights as fully as in the United States. Furthermore, eGain’s competitors may independently develop technology similar to eGain’s technology.

Despite eGain’s efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use eGain’s products or technology. These precautions may not prevent misappropriation or infringement of eGain’s intellectual property. In addition, eGain routinely requires its employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before eGain will disclose any sensitive aspects of its products, technology, or business plans. In addition, eGain requires employees to agree to surrender to eGain any proprietary information, inventions or other intellectual property they generate or come to possess while employed by eGain. In addition, some of eGain’s license agreements with certain customers and partners require eGain to place the source code for its products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against eGain, or if eGain materially breaches a contractual commitment to provide support and maintenance to the party.

eGain may face intellectual property infringement claims that could be costly to defend

Third parties may infringe or misappropriate eGain’s copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against eGain. Although eGain has received no notice of any alleged infringement, eGain’s products may infringe issued patents that may relate to its products. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to eGain’s software products. eGain may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running eGain’s business. This litigation could also require eGain to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. eGain’s failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business.

eGain may need to license third-party technologies and may be unable to do so

To the extent eGain needs to license third-party technologies, it may be unable to do so on commercially reasonable terms or at all. In addition, eGain may fail to successfully integrate any licensed technology into its products or services. Third-party licenses may expose eGain to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of eGain’s own proprietary technology, and eGain’s inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. eGain’s inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm eGain’s business and operating results.

The conversion of eGain’s preferred shares and the exercise of the related warrants would result in a substantial number of additional shares being issued, which could result in a decline in the market price of eGain’s common stock

On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase 3,826,000 shares of eGain’s common stock with a current warrant exercise price of $5.6875 per share. The total proceeds of the offering were $88,500,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $5.6875 per share. By way of illustration, at the current conversion price of $5.6875 per share, the Series A shares would be convertible into 17.1 million shares of common stock.

To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a significant number of shares of common stock may be sold into the market, which could decrease the price of eGain’s common stock.

eGain’s stock price may be volatile

The price at which eGain common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

•	actual or anticipated fluctuations in eGain’s operating results;

•	changes in or failure to meet securities analysts’ expectations;

•	announcements of technological innovations;

•	introduction of new services by eGain or its competitors;

•	developments with respect to intellectual property rights;

•	conditions and trends in the Internet and other technology industries; and

•	general market conditions.

eGain may become involved in securities class action litigation which could divert management’s attention and harm its business

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of eGain common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. eGain may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm eGain business and operating results (See Item 1. Legal Proceedings in Part II of this 10-Q).

eGain may need additional capital, and raising additional capital may dilute existing stockholders

eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next twelve months. However, eGain may choose to, or be required to, raise additional funds due to unforeseen circumstances. If eGain’s capital requirements vary materially from those currently planned, it may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to eGain and may be dilutive to existing stockholders.

eGain believes competition will increase as its current competitors increase the sophistication of their offerings and as new participants enter the market. Many of eGain’s current and potential competitors have:

•	longer operating histories;

•	larger customer bases;

•	greater brand recognition;

•	more diversified lines of products and services; and

•	significantly greater financial, marketing and other resources.

These competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make more attractive offers to businesses to induce them to use their products or services.

Further, any delays in the general market acceptance of eGain’s ecommerce customer communications applications would likely harm its competitive position. Any delay would allow eGain’s competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop ecommerce customer communications applications and solicit prospective customers within eGain’s target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

To be competitive in the online customer communications market, eGain must continually improve the performance, features and reliability of eGain products and services, including eGain’s existing online customer communications applications, and develop new products, services, functionality and technology that address changing industry standards and customer needs. If eGain cannot bring new or enhanced products to market in a timely and effective way, its business and operating results will suffer. More generally, if eGain cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, eGain’s business and operating results will suffer.

eGain will only be able to execute its business plan if Internet usage continues to grow

eGain’s business will be seriously harmed if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet depends on various factors, most of which are outside eGain’s control. These factors include the following:

•	the Internet infrastructure may be unable to support the demands placed on it;

•	the performance and reliability of the Internet may decline as usage grows;

•
security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

•	privacy concerns, including those related to the ability of Web sites to gather user information without the user’s knowledge or consent.

Because eGain provides its customer interaction management software to companies conducting business over the Internet, eGain’s business could suffer if efficient transmission of data over the Internet is interrupted

The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because eGain provides Internet-based customer interaction management software, interruptions or delays in Internet transmissions will harm eGain customers’ ability to receive and respond to online interactions. Therefore, eGain’s market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for eGain’s services or increase eGain’s cost of doing business

Governmental regulation may impair the growth of the Internet or commercial online services. This could decrease the demand for eGain’s products and services, increase its cost of doing business or otherwise harm its business and operating results. Although there are currently few laws and regulations directly applicable to the Internet and the use of the Internet as a commercial medium, a number of laws have been proposed involving the Internet. These proposed laws include laws addressing user privacy, pricing, content, copyrights, distribution, antitrust, and characteristics and quality of products and services. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

eGain develops products in the United States and India and sells these products internationally. Generally, sales are made in local currency. As a result, eGain’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. eGain does not currently use derivative instruments to hedge against foreign exchange risk.

eGain’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain’s investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 3.5% to 4.5%, and have maturities of three months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On October 25, 2001, the law firm of Bernstein Liebhard & Lifshitz, LLP filed a federal securities class action complaint in the United States District Court for the Southern District of New York against eGain Communications Corp., certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint, a copy of which was served on the Company on or about December 12, 2001, alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. The Company believes it has good and valid defenses to these allegations, and eGain intends to defend the action vigorously. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On November 15, 2001, eGain’s annual meeting of stockholders was held and the following matters were voted on:

1.    The following individuals were elected to the board of directors to serve until the 2002 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	26,507,204	448,032
Mr. Gunjan Sinha	26,513,413	441,823
Mr. Mark A. Wolfson	26,754,737	200,499
Mr. David G. Brown	26,756,798	198,438
Mr. Phiroz P. Darukhanavala	26,555,786	399,450

2.    The vote to amend eGain’s 1999 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 750,000 shares:

For	Against	Abstain
26,473,937	440,740	40,559

3.    The vote to ratify the appointment of Ernst & Young LLP as eGain’s independent auditors was as follows:

For	Against	Abstain

26,882,172	57,142	15,922

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K.

None.

(b)   Reports on Form 8–K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2002	EGAIN COMMUNICATIONS CORPORATION

	By	/s/ HARPREET GREWAL
Harpreet Grewal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)