Form 10-Q
period 2002-03-31
EGAIN COMMUNICATIONS CORP
filed 2002-05-15
CIK 1066194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002
Common Stock $0.001 par value	36,484,025

eGAIN COMMUNICATIONS CORPORATION

i

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,894	$42,613
Accounts receivable, net	5,873	13,803
Prepaid and other current assets	4,451	4,690

Total current assets	26,218	61,106

Property and equipment, net	7,493	11,677
Goodwill, net	47,927	74,616
Intangible assets, net	4,911	6,890
Other assets	3,843	3,862

	$90,392	$158,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,728	$5,397
Accrued compensation	2,390	6,309
Accrued liabilities	3,983	3,460
Deferred revenue	3,627	5,438
Current portion of bank borrowings	2,537	4,268
Current portion of notes payable	206	199
Current portion of capital lease obligations	596	952

Total current liabilities	16,067	26,023

Bank borrowings, net of current portion	1,064	1,167
Notes payable, net of current portion	—	161
Capital lease obligations, net of current portion	73	392
Other long term liabilities	1,984	597

Total liabilities	19,188	28,340

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock	92,847	88,034
Common stock	36	36
Additional paid-in capital	221,944	227,375
Notes receivable from stockholders	(106)	(380)
Deferred stock compensation	(426)	(1,844)
Accumulated other comprehensive income (loss)	236	(84)
Accumulated deficit	(243,327)	(183,326)

Total shareholders’ equity	71,204	129,811

	$90,392	$158,151

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenue:
Hosting	$931	$2,539	$4,503	$8,056
License	1,242	5,930	7,739	16,809
Services	3,737	4,951	11,875	14,450

Total revenue	5,910	13,420	24,117	39,315
Cost of revenue—direct	3,592	7,580	12,444	24,087
Cost of revenue—acquisition related	362	362	1,086	1,086

Gross profit	1,956	5,478	10,587	14,142

Operating costs and expenses:
Research and development	2,452	5,615	9,058	17,560
Sales and marketing	6,003	11,599	20,098	37,061
General and administrative	2,401	4,221	7,333	12,739
Amortization of goodwill and other intangible assets	9,194	9,200	27,582	27,600
Amortization of deferred compensation	233	750	793	2,725
Restructuring	327	388	5,578	388

Total operating costs and expenses	20,610	31,773	70,442	98,073

Loss from operations	(18,654)	(26,295)	(59,855)	(83,931)
Non-operating income (expense)	(352)	745	(146)	2,344

Net loss	(19,006)	(25,550)	(60,001)	(81,587)

Dividends on convertible preferred stock	(1,617)	(1,513)	(4,813)	(3,903)
Beneficial conversion feature on convertible preferred stock	—	—	(43,834)	(19,335)

Net loss applicable to common stockholders	$(20,623)	$(27,063)	$(108,648)	$(104,825)

Per Share information:
Basic and diluted net loss per common share	$(0.57)	$(0.77)	$(3.01)	$(3.00)

Weighted average shares used in computing basic and diluted net loss per common share	36,318	35,353	36,137	34,958

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(60,001)	$(81,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,992	4,403
Loss on disposal of fixed assets	1,093	—
Amortization of goodwill and other intangible assets	28,668	28,686
Amortization of deferred compensation	793	2,725
Changes in operating assets and liabilities:
Accounts receivable	7,930	(6,237)
Prepaid and other current assets	(523)	125
Other assets	19	53
Accounts payable	(2,669)	441
Accrued compensation	(3,919)	(1,146)
Accrued liabilities	523	(3,817)
Deferred revenue	(1,811)	(1,368)
Other liabilities	1,387	365

Net cash used in operating activities	(23,518)	(57,357)

Cash flows from investing activities:
Purchases of property and equipment	(1,108)	(4,794)
Proceeds from sale of property and equipment	12	—
Proceeds from sale of short-term securities	—	3,140

Net cash used in investing activities	(1,096)	(1,654)

Cash flows from financing activities:
Payments on borrowings	(5,959)	(118)
Payments on capital lease obligations	(718)	(872)
Proceeds from borrowings	3,971	980
Net proceeds from issuance of convertible preferred stock	—	82,601
Net proceeds from issuance of common stock	281	2,506

Net cash provided by (used in) financing activities	(2,425)	85,097

Effect of exchange rate differences on cash	320	(89)

Net increase (decrease) in cash and cash equivalents	(26,719)	25,997
Cash and cash equivalents at beginning of period	42,613	27,201

Cash and cash equivalents at end of period	$15,894	$53,198

Supplemental cash flow disclosures:
Cash paid for interest	$378	$—
Equipment acquired under capital leases	43	660

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

Note 2.    Software Revenue Recognition

eGain recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor-specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered. License revenue from all distributors and resellers are generally recognized by eGain when the distributor or reseller has resold the product to an end user.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, “Long—Term Construction—Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81–1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Note 3.    Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss applicable to common stockholders	$(20,623)	$(27,063)	$(108,648)	$(104,825)

Basic and diluted:
Weighted-average shares outstanding	36,484	36,197	36,466	36,028
Less weighted-average shares subject to repurchase	(166)	(844)	(329)	(1,043)

Weighted-average shares used in computing basic and diluted net loss per common share	36,318	35,353	36,137	34,985

Basic and diluted net loss per common share	$(0.57)	$(0.77)	$(3.01)	$(3.00)

Options and warrants to purchase 10,061,000 and 10,336,000 shares of common stock were outstanding at March 31, 2002 and 2001, respectively. In addition, convertible preferred stock convertible into 17,362,000 and 9,998,000 shares of common stock were outstanding at March 31, 2002 and 2001, respectively. The above amounts were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 4.    Comprehensive Loss

eGain’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $18.7 million and $25.7 million for the three months ended March 31, 2002 and 2001, respectively, and $59.7 million and $81.5 million for the nine months ended March 31, 2002 and 2001, respectively. These amounts were not materially different from net loss as reported in the consolidated statements of operations.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information relating to eGain’s geographic areas is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Total Revenue:
North America	$3,393	$10,208	$14,659	$30,480
Europe	2,266	3,098	7,992	8,467
Asia Pacific	251	114	1,466	368
India	—	—	—	—

	$5,910	$13,420	$24,117	$39,315

Operating Loss:
North America	$17,513	$24,261	$56,010	$78,944
Europe	296	1,071	675	3,373
Asia Pacific	325	963	1,594	1,614
India	520	—	1,576	—

	$18,654	$26,295	$59,855	$83,931

In addition, identifiable assets corresponding to eGain’s geographic areas are as follows (in thousands):

	March 31,
	2002	2001
North America	$31,276	$81,184
Europe	4,923	4,740
Asia Pacific	705	463
India	650	—

	$37,554	$86,387

During the three months ended March 31, 2001, one customer accounted for 11% of eGain’s total revenue. No single customer accounted for more than 10% of eGain’s total revenue in any other period presented above.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the terms and conditions of the Series A and Warrant agreements, on August 8, 2001, the conversion price of the Series A shares and warrants were reset from the original conversion price of $9.2517 per share to $5.6875 per share.

As a result of the reset of the original conversion price of the Series A shares, an additional beneficial conversion charge of $43,834,000 was recorded during the nine months ended March 31, 2002. Based upon the accounting literature in effect at the time of the issuance of the Series A shares, (EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the initial beneficial conversion charge of $19,335,000 was measured using an intrinsic value methodology at the date of issuance (the “commitment date”) and recognized at the date the Series A became convertible. In addition, a contingent beneficial conversion charge was measured at the commitment date but not recognized as the contingency (reset on August 8, 2001) had not been resolved. The incremental amount recognized at the date of reset was limited to the allocated proceeds of $63,169,000, less the initial charge of $19,335,000. The amount representing the beneficial conversion feature was included in net loss applicable to common stockholders.

Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders.

Note 7.    Bank Borrowings

In March 2002, eGain terminated its loan agreement dated August 7, 1998, as amended, repaid its existing bank borrowings under that agreement and entered into a new loan agreement dated March 27, 2002. The new agreement provides for a $5.0 million revolving line of credit (the “Revolver”), reduced by any outstanding standby letters of credit, and a $2.5 million equipment term loan (the “Term Loan”). The balance under the Revolver becomes due at maturity (March 25, 2003), while the current amount outstanding under the Term Loan is payable in twenty-four equal monthly payments of principal and interest through March 2004. Any additional advances under the Term Loan will be repaid in thirty-six equal monthly payments of principal and interest. Borrowings under the loan agreement are secured by all of eGain’s assets. As of March 31, 2002, $1,433,000 was outstanding under the Revolver, which bears interest at the bank’s prime rate plus 0.25%, while $2,168,000 was outstanding under the Term Loan, which bears interest at the bank’s prime rate plus 0.50%.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Restructuring

During the nine months ended March 31, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $5,578,000. These charges were primarily related to the consolidation of eGain’s facilities in North America during the three months ended September 30, 2001, which resulted in a charge of $4,336,000. This amount includes estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities. In addition, eGain incurred severance costs of $259,000 and $1,174,000 during the three and nine months ended March 31, 2002, respectively. During the nine months ended March 31, 2002, eGain reduced its worldwide workforce by 127 employees across all departments pursuant to the adoption of eGain’s expense management strategy. Furthermore, in the three months ended March 31, 2002, eGain recorded an additional charge of $138,000 related to exited facilities and a $70,000 restructuring credit related to cash received for leasehold improvements that were previously written off.

Details of the cumulative restructuring charges during the nine months ended March 31, 2002 are as follows (in thousands):

	Cash/Non-cash	Original Charge	Amount Adjusted	Amount Paid/Used	Balance at 03/31/02
Excess facilities	Cash	$3,511	$138	$846	$2,803
Leasehold improvement write-offs	Non-cash	810	(70)	740	—
Employee severance	Cash	1,174		1,174	—
Professional services	Cash	15		15	—

Total restructuring charges		$5,510	$68	$2,775	$2,803

Note 9.    Stock Exchange Program

On September 7, 2001, eGain filed a final amendment to a tender offer statement on Schedule TO dated May 24, 2001 announcing the final results of its offer to exchange certain eligible options outstanding under eGain’s stock option plans for new options to purchase shares of eGain common stock. Accordingly, on February 11, 2002, eGain issued new options to purchase 878,000 shares of eGain common stock in exchange for the options surrendered in the offer to exchange. In addition, there are 14,000 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options during the three and nine months ended March 31, 2002.

Note 10.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. eGain will adopt SFAS No. 142 in its first quarter of fiscal 2003. As a result of the discontinuance of the amortization of goodwill and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in eGain’s results of operations of approximately $24,129,000 during fiscal 2003. Goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. During fiscal 2003, eGain will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002. eGain anticipates that it will have to record an impairment charge during the quarter ended September 30, 2002 resulting from these tests, but it is impracticable to reasonably estimate the charge as of the date of this report.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on eGain’s financial position or results of operations.

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

Overview

eGain is a leading provider of interaction management software for the Internet that enables companies to transform traditional customer call centers into multi-channel contact centers. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction—email, real-time and self-service. Built using a 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading customer relationship management, enterprise relationship management and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

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

On April 23, 2001, eGain acquired all of the outstanding capital stock of eGain Communications Private Limited (“eGain India”) for cash. The acquisition enhances eGain’s product development, licensed customer support, information technology and hosted business services capabilities. The transaction was accounted for under the purchase method of accounting.

eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of $243.3 million as of March 31, 2002. eGain has not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenue:
Hosting	16%	19%	19%	20%
License	21%	44%	32%	43%
Services	63%	37%	49%	37%

Total revenue	100%	100%	100%	100%
Cost of revenue—direct	61%	56%	52%	61%
Cost of revenue—acquisition related	6%	3%	4%	3%

Gross profit	33%	41%	44%	36%
Operating costs and expenses:
Research and development	41%	42%	38%	45%
Sales and marketing	102%	86%	83%	94%
General and administrative	41%	31%	31%	32%
Amortization of goodwill and other intangible assets	156%	69%	114%	70%
Amortization of deferred compensation	4%	6%	3%	7%
Restructuring	5%	3%	23%	1%

Total operating costs and expenses	349%	237%	292%	249%

Loss from operations	(316%)	(196%)	(248%)	(213%)

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

In all cases, eGain assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, eGain focuses on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, eGain considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, “Long—Term Construction—Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Total revenue decreased 56% to $5.9 million in the quarter ended March 31, 2002 from $13.4 million in the quarter ended March 31, 2001. Total revenue for the nine months ended March 31, 2002 decreased 39% to $24.1 million, compared to $39.3 million in the same period last year. The decrease in each period was primarily attributable to a sharp decline in licensed and hosted customer orders worldwide resulting from the weak macro-economic environment. During the quarter ended March 31, 2002 and the nine months ended March 31, 2002 and 2001, no single customer accounted for more than 10% of total revenue. During the quarter ended March 31, 2001, one customer accounted for 11% of total revenue.

Hosting revenue decreased 63% to $931,000 in the quarter ended March 31, 2002 from $2.5 million in the quarter ended March 31, 2001. Hosting revenue for the nine months ended March 31, 2002 decreased 44% to $4.5 million, compared to $8.1 million in the same period last year. The decrease in each period was primarily attributable to a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts. Hosting revenue represented 16% and 19% of total revenue for the quarters ended March 31, 2002 and 2001, respectively, and 19% and 20% of total revenue for the nine months ended March 31, 2002 and 2001, respectively.

License revenue decreased 79% to $1.2 million in the quarter ended March 31, 2002 from $5.9 million in the quarter ended March 31, 2001. License revenue for the nine months ended March 31, 2002 decreased 54% to $7.7 million, compared to $16.8 million in the same period last year. The decrease in each period was primarily due to the large decline in customer orders worldwide. License revenue represented 21% and 44% of total revenue for the quarters ended March 31, 2002 and 2001, respectively, and 32% and 43% of total revenue for the nine months ended March 31, 2002 and 2001, respectively.

Services revenue decreased 25% to $3.7 million in the quarter ended March 31, 2002 from $5.0 million in the quarter ended March 31, 2001. Services revenue for the nine months ended March 31, 2002 decreased 18% to $11.9 million, compared to $14.5 million in the same period last year. The decrease in each period was mainly attributable to a decline in licensed customer orders in North America during the nine months ended March 31, 2002, compared to the same period last year. This decline resulted in decreased services revenue in North America from a decline in maintenance contracts, customer implementations and system integration projects. In addition we experienced a decline in professional services projects for our existing customer base in North America due to reduced IT spending. Services revenue represented 63% and 37% of total revenue for the quarters ended March 31, 2002 and 2001, respectively, and 49% and 37% of total revenue for the nine months ended March 31, 2002 and 2001, respectively.

Cost of Revenue—Direct

Cost of revenue—direct includes personnel costs for eGain’s hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain’s hosted network, third-party software royalties, lease costs paid to remote co-location centers and, to a lesser extent, occupancy costs and related overhead. Cost of revenue-direct decreased 53% to $3.6 million in the quarter ended March 31, 2002 from $7.6 million in the quarter ended March 31, 2001. Cost of revenue-direct for the nine months ended March 31, 2002 decreased 48% to $12.4 million, compared to $24.1 million in the same period last year. The decrease in each period was primarily due to a decline in headcount through planned workforce reductions, a decline in outside contractor services and a reduction in co-location lease costs and third-party software royalties. Additionally, there was a reduction in facilities-related expenses in each period resulting from the consolidation of eGain’s excess facilities in North America during the quarter ended September 30, 2001. eGain anticipates that costs of revenue will decrease slightly in the following quarter as a result of ongoing cost control measures, but will be relatively stable in subsequent periods.

Cost of Revenue—Acquisition Related

Cost of revenue – acquisition related expense was $362,000 in each of the quarters ended March 31, 2002 and 2001 and $1.1 million in each of the nine-month periods ended March 31, 2002 and 2001. These amounts consisted of amortization of developed technology resulting from eGain’s business combinations in fiscal 2000.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 56% to $2.5 million in the quarter ended March 31, 2002 from $5.6 million in the quarter ended March 31, 2001. Research and development expenses for the nine months ended March 31, 2002 decreased 48% to $9.1 million, compared to $17.6 million in the same period last year. The decrease in each period was primarily due to a decline in headcount through planned workforce reductions, a decline in outside contractor services and the ongoing migration of development resources to eGain India. Additionally, there was a reduction in facilities-related expenses in each period resulting from the consolidation of eGain’s excess facilities in North America during the quarter ended September 30, 2001. eGain anticipates that research and development expenses will decrease slightly in the following quarter as a result of ongoing cost control measures, but will be relatively stable in subsequent periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of eGain’s sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses decreased 48% to $6.0 million in the quarter ended March 31, 2002 from $11.6 million in the quarter ended March 31, 2001. Sales and marketing expenses for the nine months ended March 31, 2002 decreased 46% to $20.1 million, compared to $37.1 million in the same period last year. The decrease in each period was primarily due to a decline in headcount through planned workforce reductions and a decrease in spending on advertising and marketing programs. Additionally, there was a reduction in facilities-related expenses in each period resulting from the consolidation of eGain’s excess facilities in North America during the quarter ended September 30, 2001. eGain anticipates that sales and marketing expenses will decrease slightly in the following quarter as a result of ongoing cost control measures, but will be relatively stable in subsequent periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for eGain’s finance, human resources, administrative and legal services personnel, fees for outside professional services and, to a lesser extent, bad debt expense, occupancy costs and related overhead. General and administrative expenses decreased 43% to $2.4 million in the quarter ended March 31, 2002 from $4.2 million in the quarter ended March 31, 2001.

General and administrative expenses for the nine months ended March 31, 2002 decreased 42% to $7.3 million, compared to $12.7 million in the same period last year. The decrease in each period was primarily due to a decline in headcount through planned workforce reductions, as well as a decline in outside professional services during the nine months ended March 31, 2002. Additionally, there was a reduction in facilities-related expenses in each period resulting from the consolidation of eGain’s excess facilities in North America during the quarter ended September 30, 2001. Furthermore, the decrease in the quarter ended March 31, 2002 included a decrease in bad debt expense, while the decrease in the nine months ended March 31, 2002 included an increase in bad debt expense. eGain anticipates that general and administrative expenses will decrease slightly in the following quarter as a result of ongoing cost control measures, but will be relatively stable in subsequent periods.

Amortization of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets’ estimated useful lives, which range from three to four years. Amortization of goodwill and other intangible assets was $9.2 million in each of the quarters ended March 31, 2002 and 2001 and $27.6 million in each of the nine-month periods ended March 31, 2002 and 2001. Amortization of intangible assets principally relates to goodwill acquired in connections with eGain’s acquisitions of Inference Corporation, Big Science Company and Sitebridge Corporation.

Amortization of Deferred Compensation

Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” eGain recorded amortization of deferred compensation of $233,000 and $750,000 in the quarters ended March 31, 2002 and 2001, respectively, and $793,000 and $2.7 million in the nine months ended March 31, 2002 and 2001, respectively.

Restructuring

During the nine months ended March 31, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $5,578,000. These charges were primarily related to the consolidation of eGain’s facilities in North America during the three months ended September 30, 2001, which resulted in a charge of $4,336,000. This amount includes estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities. In addition, eGain incurred severance costs of $259,000 and $1,174,000 during the three and nine months ended March 31, 2002, respectively. During the nine months ended March 31, 2002, eGain reduced its worldwide workforce by 127 employees across all departments pursuant to the adoption of eGain’s expense management strategy. Furthermore, in the three months ended March 31, 2002, eGain recorded an additional charge of $138,000 related to exited facilities and a $70,000 restructuring credit related to cash received for leasehold improvements that were previously written off.

Non-operating Income (expense)

Non-operating expense was $352,000 in the quarter ended March 31, 2002, compared to non-operating income of $745,000 in the quarter ended March 31, 2001. Non-operating expense was $146,000 in the nine months ended March 31, 2002, compared to non-operating income of $2.3 million in the same period last year. The decrease in each period primarily consisted of a decrease in interest income resulting from a decline in eGain’s average cash balance and lower interest rates, coupled by an increase in interest expense from increased bank borrowings. Additionally, a loss on disposal of fixed assets of $281,000 in the quarter and nine months ended March 31, 2002 contributed to the decrease in those periods.

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

On March 31, 2002, cash and cash equivalents were $15.9 million, a decrease of $26.7 million since June 30, 2001. Working capital at March 31, 2002 was $10.2 million, a decrease of $24.9 million since June 30, 2001.

In March 2002, eGain terminated its loan agreement dated August 7, 1998, as amended, repaid its existing bank borrowings under that agreement and entered into a new loan agreement dated March 27, 2002. The new agreement provides for a $5.0 million revolving line of credit (the “Revolver”), reduced by any outstanding standby letters of credit, and a $2.5 million equipment term loan (the “Term Loan”). The balance under the Revolver becomes due at maturity (March 25, 2003), while the current amount outstanding under the Term Loan is payable in twenty-four equal monthly payments of principal and interest through March 2004. Any additional advances under the Term Loan will be repaid in thirty-six equal monthly payments of principal and interest. Borrowings under the loan agreement are secured by all of eGain’s assets. As of March 31, 2002, $1.4 million was outstanding under the Revolver, which bears interest at the bank’s prime rate plus 0.25%, while $2.2 was outstanding under the Term Loan, which bears interest at the bank’s prime rate plus 0.50%.

Net cash used in operating activities was $23.5 million and $57.4 million in the nine months ended March 31, 2002 and 2001, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

Net cash used in investing activities of $1.1 million in the nine months ended March 31, 2002 consisted primarily of property and equipment purchases, while net cash used in investing activities of $1.7 million in the nine months ended March 31, 2001 consisted of property and equipment purchases, partially offset by proceeds from the sale of short-term securities.

Net cash used in financing activities of $2.4 million in the nine months ended March 31, 2002 primarily consisted of payments on borrowings and capital leases, partially offset by proceeds from borrowings and the issuance of common stock. Cash provided by financing activities of $85.1 million in the nine months ended March 31, 2001 was primarily due to the issuance of preferred stock and common stock, which included net proceeds of $82.6 million through the private placement on August 8, 2000.

eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next twelve months. Additionally, eGain’s management has the ability to further reduce operating expense, if necessary, to provide sufficient resources to meet it’s obligations as they become due through the next twelve months. eGain’s capital requirements depend on numerous factors, including the demand for eGain’s online customer communications applications, eGain’s ability to attract and retain customers and maintain customer satisfaction and eGain’s ability to develop new products and services. To meet eGain’s longer-term liquidity needs, eGain may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available in sufficient amounts or on terms acceptable to eGain.

Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

eGain incurred a net loss of $19.0 million for the quarter ended March 31, 2002. As of March 31, 2002, eGain had an accumulated deficit of approximately $243.3 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. If eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

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

A number of factors are likely to cause fluctuations in eGain’s operating results, including, but not limited to, the following:

•	the growth rate of ecommerce;

•	demand for online customer communications applications;

•	eGain’s ability to attract and retain customers and maintain customer satisfaction;

•	eGain’s ability to upgrade, develop and maintain its systems and infrastructure;

•	eGain’s ability to develop new products and services;

•	the amount and timing of operating costs and capital expenditures relating to eGain’s business and infrastructure;

•	technical difficulties or system outages;

•	eGain’s ability to attract and retain qualified personnel with software and Internet industry expertise, particularly sales and marketing personnel;

•	the announcement or introduction of new or enhanced products and services by eGain’s competitors;

•	changes in eGain’s pricing policies and those of its competitors;

•	litigation relating to proprietary rights;

•	seasonal trends in technology purchases;

•	timing of large contracts;

•	changes in market conditions limiting eGain’s ability to raise capital;

•	general business conditions in the industry;

•	failure to increase eGain’s international sales; and

•	governmental regulation regarding the Internet and ecommerce in particular.

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

Like all companies, eGain’s business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly and if the current economic slowdown continues, it could materially affect eGain’s business and results of operations.

eGain must compete successfully in its market segment

The market for online customer interaction management software is relatively new, growing rapidly, and intensely competitive. There are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed customer interaction management applications. eGain also competes directly with companies that provide licensed software products to assist in handling customer interactions, including AskJeeves, Inc., Avaya, Inc., (which acquired the assets of Quintus Corp.), E.piphany, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., (the combination of the former Kana Communications, Inc. and Broadbase Software), Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, some of eGain’s competitors who currently offer licensed software products are now beginning to offer hosted approaches. eGain also faces actual or potential competition from larger, front office software companies such as Clarify, Inc. (which was recently acquired by by Amdocs Limited), Onyx Software Corporation, PeopleSoft, Inc. and Siebel Systems, Inc. Furthermore, established enterprise software companies, including Hewlett-Packard Company, IBM, Microsoft Corporation, Oracle Corporation, SAP, Inc., and similar companies, may seek to leverage their existing relationships and capabilities to offer online customer interaction management solutions.

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

eGain may need additional capital, and raising additional capital may difficult or impossible and will likely dilute existing stockholders

eGain believes that its existing capital resources will enable it to maintain its current and planned operations for the next twelve months. However, eGain may choose to, or be required to, raise additional funds due to unforeseen circumstances. If eGain’s capital requirements vary materially from those currently planned, it may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to eGain and may be dilutive to existing stockholders.

In addition, eGain’s working capital requirements could be adversely affected if it is unable to meet certain financial covenants contained in a commercial credit agreement between eGain and Silicon Valley Bank. As of March 31, 2002, eGain had borrowed approximately $3.6 million under the loan agreement. As of March 31, 2002, eGain was in compliance with these financial covenants, as amended. However, there can be no assurance that eGain will be in compliance with its covenants in future months. In the event eGain is in default of its covenants, the bank could require eGain to repay all or a portion of the total borrowings outstanding on an accelerated basis, which would seriously impair eGain’s operating cash requirements and overall financial position.

eGain’s cost reduction initiatives may adversely affect the morale and performance of eGain’s personnel and its ability to hire new personnel

In connection with eGain’s effort to streamline operations and reduce costs to better align operating costs and expenses with revenue trends, eGain has been restructuring its organization for the past several quarters, with substantial reductions in eGain’s workforce. eGain also reduced its employees’ salaries in the quarter ended December 31, 2001 in order to reduce operating expenses. eGain’s reductions in workforce and salary levels may reduce employee morale and may create concern among existing employees about job security, which may lead to attrition beyond eGain’s planned workforce reductions and reduce eGain’s ability to meet the needs of its current and future customers.

In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to eGain’s operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject eGain to the risk of litigation, which may adversely impact eGain’s ability to conduct its operations and may cause eGain to incur significant expense.

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

If eGain fails to expand its sales activities, it may be unable to expand its business

If eGain does not successfully expand its sales activities, eGain may not be able to expand its business, and eGain’s common stock price could decline. The complexity of eGain’s ecommerce customer communications platform and related products and services requires it to have highly trained sales personnel to educate prospective customers regarding the use and benefits of eGain’s products and services, and provide effective customer support. With eGain’s relatively brief operating history and its plans for future growth, eGain has considerable need to recruit, train, and retain qualified sales staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain’s revenue. Because many of eGain’s current sales personnel have recently joined eGain and have limited experience working together, eGain’s sales organization may not be able to compete successfully against bigger and more experienced organizations of its competitors.

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

Similarly, to increase its revenue and implementation capabilities, eGain must develop and expand relationships with systems integrators. eGain relies on systems integrators to recommend eGain’s products to their customers and to install and support eGain’s products for their customers. Systems integrators may develop, market or recommend software applications that compete with eGain’s products. Moreover, if these firms fail to implement eGain’s products successfully for their customers, eGain may not have the resources to implement its products on the schedule required by their customers.

Due to the lengthy sales cycles of some of eGain’s products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue expectations

The long sales cycle for eGain’s products may cause license revenue and operating results to vary significantly from period to period. eGain’s sales cycle for its products can be six months or more, and varies substantially from customer to customer. While eGain’s potential customers are evaluating eGain’s products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain’s multi-product offering and the increasingly complex needs of its customers contribute to a longer and unpredictable sales cycle. Consequently, eGain faces difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in eGain’s future operating results. In addition, the recent economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain’s average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently, eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

Difficulties in implementing eGain’s products could harm our revenues and margins

eGain generally recognizes revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from eGain, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond eGain’s control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If eGain experiences difficulties with implementation or do not meet project milestones in a timely manner, eGain could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require eGain to develop customized features or capabilities. If new or existing customers have difficulty deploying eGain’s products or require significant amounts of eGain professional services support or customized features, revenue recognition could be further delayed or canceled and eGain’s costs could increase, causing increased variability in eGain’s operating results.

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

To the extent eGain needs to license third-party technologies, it may be unable to do so on commercially reasonable terms or at all. In addition, eGain may fail to successfully integrate any licensed technology into its products or services. Third-party licenses may expose eGain to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of eGain’s own proprietary technology, and eGain’s inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. eGain’s inability to obtain and successfully integrate any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm eGain’s business and operating results.

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

Third parties may infringe or misappropriate eGain’s copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against eGain. For example, eGain has been contacted by a company that has suggested that eGain may need to license certain patents held by this company. Although this company has not filed any claims against eGain, eGain cannot be sure that it (or some other party) will not do so in the future. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to eGain’s software products. eGain may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running eGain’s business. This litigation could also require eGain to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. eGain’s failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business.

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of eGain common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. eGain may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm eGain business and operating results.

The conversion of eGain’s preferred shares and the exercise of the related warrants would result in a substantial number of additional shares being issued, which could result in a decline in the market price of eGain’s common stock

On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase 3.8 million shares of

eGain’s common stock with a current warrant exercise price of $5.6875 per share. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $5.6875 per share. By way of illustration, at the current conversion price of $5.6875 per share, the Series A shares would be convertible into 17.4 million shares of common stock.

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

eGain’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain’s investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 2.5% to 3.5%, and have maturities of three months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

On October 25, 2001, a federal securities class action complaint was filed in the United States District Court for the Southern District of New York against eGain Communications Corp., certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. eGain believes it has good and valid defenses to these allegations, and eGain intends to defend the action vigorously. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

On March 5, 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). The suit, which has only recently been filed, seeks unspecified damages. eGain intends to defend this claim vigorously and does not expect it to have a material impact on our results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit

10.1	Loan and Security Agreement dated March 27, 2002

(b)  Reports on Form 8–K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EGAIN COMMUNICATIONS CORPORATION

Dated: May 15, 2002	By:	/s/ HARPREET GREWAL
Harpreet Grewal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Loan and Security Agreement dated March 27, 2002