Form 10-K
period 2002-06-30
EGAIN COMMUNICATIONS CORP
filed 2002-09-30
CIK 1066194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-30260

eGain Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware 77-0466366	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

624 E. Evelyn, Sunnyvale, California 94086	(408) 212-3400
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Common Stock held by non-affiliates (based on the closing sale price on the Nasdaq National Market on September 20, 2002), was approximately $1,501,697. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

As of September 20, 2002, there were 36,657,313 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2002 Annual Meeting of Stockholders to be held on November 1, 2002.

eGAIN COMMUNICATIONS CORPORATION

2002 FORM 10-K

PART I

ITEM 1.     BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain’s eService platform, the continued expansion of global distribution capabilities, the development of eGain’s strategic relationships, the factors influencing competition in eGain’s market, eGain’s limited operating history, expected net losses, the adequacy of capital resources, the continued need for eService solutions, the continued acceptance of eGain’s Web-native architecture, eGain’s levels of investment in research and development and sales and marketing and the overall volatility of technology companies. eGain’s actual results could differ materially from those discussed in statements relating to eGain’s future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain is a leading provider of Internet-based eService software that enables Global 2000 companies to transform traditional customer call centers into multi-channel contact centers. eGain software solutions are designed to measurably improve operational efficiency and customer retention. eGain eService Enterprise, the Company’s integrated software suite, includes applications for knowledge management, self-service, email management and Web collaboration that enable online customers to communicate through each of the three primary eService channels—email, real-time and self-service. Built using a 100% Web-native architecture, eGain’s comprehensive solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading call center infrastructure and business systems, enabling customers to leverage investments in existing systems and providing an enterprise-wide solution.

eGain offers both licensed and hosted eService solutions for email management, interactive real-time Web and voice collaboration, intelligent self-help agents, knowledge management and proactive online marketing. This comprehensive suite of applications helps address the needs of customers across the full customer lifecycle.

Since eGain’s applications are built upon a common knowledge base, information such as a customer’s account history and prior interactions, regardless of origination, can be accessed and shared across different products and across the enterprise. eGain believes this results in a more comprehensive, efficient and personalized customer experience.

Recent Developments

On May 20, 2002, eGain received a letter from Nasdaq indicating that our common stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that we need to comply with the requirements for continued listing within 90 calendar days from such notification or face the possibility of being delisted from the Nasdaq National Market. On August 20, 2002, eGain received another letter from Nasdaq indicating that eGain’s common stock had failed to achieve compliance with the $1.00 per share minimum bid price and that the common stock was therefore subject to delisting. On August 26, 2002, eGain issued a press release announcing receipt of this letter from Nasdaq and eGain’s intention to appeal the delisting determination of the Nasdaq staff. eGain currently has a hearing date scheduled for October 2002 before a Listing Qualifications Hearing Panel. At the hearing, eGain intends to present its plan for achieving compliance with the Nasdaq listing requirements, but eGain’s common stock may be delisted from the Nasdaq National Market. See further discussion of this matter under “Additional Factors that May Affect Future Results.”

August 30, 2002, was the last day of employment by eGain of its former Chief Financial Officer, Harpreet Grewal. Mr. Grewal resigned to accept employment with another company. eGain’s Board of Directors has appointed Eric Smit to succeed Mr. Grewal as Chief Financial Officer. Mr. Smit, who has been with eGain for over four years, had previously served as eGain’s Vice President, Finance and Administration and Vice President, Operations.

Industry Background

The Internet has fundamentally changed the manner in which businesses and customers interact. Customers demand instant access to customer service and expect immediate responses to questions and issues. Accordingly, successful companies are implementing multi-channel online interaction solutions—solutions that are increasingly known as eService software.

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

The ability to address eService requirements has become a necessity in today’s competitive business environment. Integrated eService capabilities have become a significant part of any customer service strategy seeking to deliver a quality customer experience. Failure to address the communication needs of customers can result in diminished customer loyalty, increased difficulty in acquiring new customers, and a deterioration of competitive position and brand reputation, all potentially resulting in a loss of current and future revenue.

Over the past few years, numerous software vendors have developed and marketed point solutions, or software packages designed to handle online customer communications through a specific channel such as email, real-time Web collaboration or self-service. However, point solutions do not meet the demands of customers who want flexibility in how they communicate with companies based on the nature of their inquiry. Point solutions also are difficult to integrate with other programs, making it difficult for customer service agents to easily reference a customer’s past communications that originated from multiple channels. Nor can they integrate easily with a company’s existing legacy systems. This lack of integration makes these applications expensive to implement and maintain, especially for companies with significant existing call center operations.

For these reasons, eGain believes that providing customers with a full range of intergrated eService product offerings has become a strategic imperative, and that the demand for an integrated multi-channel interaction platform will continue to grow accordingly.

The eGain Solution

eGain provides software products that enable online customers and businesses to interact through each of the three primary channels for online customer interaction—email, real-time and self-service. These applications operate on a shared platform that provides for common archiving, reporting and knowledge management capabilities across these different channels. In addition, eGain’s platform is designed to integrate with leading call center systems, as well as third party customer communications, database and ecommerce software applications, to provide comprehensive information about each customer, thereby permitting companies to leverage existing investments and installed systems.

eGain’s applications and platform are built with a 100% Web-native architecture that allows companies to leverage the unique advantages of the Internet. All of eGain’s software products can be deployed either as a licensed application installed on servers at the customer location or a hosted application service maintained and operated by eGain’s hosted operations.

The eGain solution provides companies with the following benefits:

•
Develop, Maintain and Enhance Profitable Long Term Customer Relationships.    Whether a customer is asking a question, seeking a resolution to an issue or making a purchase, eGain’s eService platform allows companies to greatly enhance the interaction experience for customers. Companies can respond rapidly and effectively to large volumes of email, communicate over the Web in real-time with their customers, track the history of individual customer interactions and allow customers to handle their own service needs at any time. In addition to strengthening existing customer relationships, eGain’s products may also increase the likelihood that a first-time Web site visitor will become a customer. Online visitors can interact immediately and directly with a customer service representative to inquire about a specific product or issue, thereby increasing the likelihood that a Web site visitor will complete a purchase.

•
Reduce Operating Costs.    eGain’s products assist customers and companies in communicating more effectively while reducing operating costs and yielding rapid and demonstrable return on investment. eGain’s intelligent email routing and suggested response capabilities, tracking, workload and reporting features, and knowledge management system is designed to measurably enhance the productivity of a company’s customer service representatives. From an online customer perspective, eGain’s robust self-service tools, logical integrated escalation paths and sophisticated artificial intelligence engine empower online customers to resolve business issues without assistance, thereby reducing the demands on the customer service organization.

•
Reduce Technology Costs.    eGain’s products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprises data sources. By integrating with existing corporate systems, eGain’s platform allows companies to leverage prior information technology investments, extend the useful lives of such systems and reduce the need for additional expenditures for enterprise applications, while transforming traditional operations into multi-channel contact centers.

•
Provide Flexible Deployment Options.    eGain’s products are designed to allow companies to deploy eGain applications either in-house at their own facility as installed software or in a hosted environment operated and maintained by eGain. Customers using eGain’s hosted operations can take advantage of eGain’s systems expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to eGain’s applications.

The eGain Strategy

eGain’s objective is to further enhance its position as a leading provider of eService software. The key elements of eGain’s strategy include:

Enhance and Expand the Leading Integrated, Multi-Channel eService Platform.    eGain believes it is one of the few companies that provide software to enable communication across the three primary channels of online interaction—email, real-time and self-service. eGain has a strong track record of extending its platform through internal development and acquisitions and continues to invest substantial resources in research and development efforts. eGain believes it was the first company to expand channels of communication by integrating the email and real-time channels. eGain believes it was also the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, eGain’s solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise-wide solution.

Provide Demonstrable Return on Investment to Customers.    Especially in these challenging economic times, when many companies are dramatically scaling back their investments in information technology, eGain believes that customers will only buy enterprise class software if they are convinced that they will experience real return on investment (“ROI”), in both the short and long run. A central element of eGain’s strategy is the ability to provide companies with demonstrable ROI from the purchase of eGain’s software applications. Among the factors that can provide this ROI are: increased revenues from enhanced customer loyalty; the relatively lower cost of customer retention (as opposed to customer acquisition) initiatives; decreased headcount and associated costs in the call center and customer support areas; providing customers with access to lower cost service alternatives than traditional telephone support; and preserving and leveraging existing information technology investments by using eGain’s easily-integrated products. By focusing on these and other factors, eGain works with existing and prospective customers to establish that investing in eGain products will prove a wise investment.

Technology Leadership.    With its flagship product, eGain Mail, eGain was the first company to introduce a 100% Web-native solution to address the need for online customer interaction management. Since inception, eGain has designed its products with the specific characteristics of the Web in mind and intends to maintain its technology leadership by building all of its products on a 100% Web-native architecture. eGain believes that its Web-native architecture provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs.

Flexible Delivery Options.    eGain believes that offering its solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ eGain’s hosted operations. Customers choosing to receive hosted access to eGain’s solutions can focus on other aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers.

Expand Global Distribution Capabilities.    eGain intends to attempt to expand its global distribution capabilities through eGain’s direct sales efforts as well as strategic relationships. eGain maintains a sales presence in 18 countries including the United Kingdom, Australia and Japan. With the introduction of multi-lingual versions of its products (Asian and Western European language capabilities), eGain may attempt to further penetrate international markets. In addition to its direct sales and marketing efforts, eGain is engaged in a number of formal and informal strategic relationships with system integrators, consulting firms, technology partners and solutions providers.

Products and Services

eGain eService Enterprise and Suite of Applications

eGain provides multi-channel, eService solutions to the Global 2000. eGain’s solutions are built on a scalable, Web-native architecture based on industry standards and are designed to meet the growth of online communications. eGain’s products are available on multiple platforms, and deployment is available either as a hosted application service or as locally installed software. Although each product may be purchased separately, eGain’s products are designed to work closely with each other and to integrate with customers’ existing databases and applications.

The core of eGain’s product offering is a suite of integrated, multi-channel, globalized applications built on a common platform and sold under the name eGain eService Enterprise. This integrated solution consists of multiple application components that are designed to enable companies to deliver superior service across all channels of communication, including the telephone, email, real-time Web collaboration and Web self-service. This product suite is designed to seamlessly integrate with existing systems through a variety of bridges and gateways that connect with other corporate databases and systems. All customer interaction data is centrally managed and accessible across the enterprise, ensuring that responses are accurate, up-to-date and consistent across all channels.

eGain’s individual applications, categorized by channel, are described below:

Call Center:    eGain’s call center solutions are focused on improving communications and establishing customer service consistency within the existing call center environment.

•
eGain Knowledge is a comprehensive knowledge management solution that lies at the heart of eGain eService Enterprise. Leveraged across all channels, it helps agents quickly find answers for customers. Novice agents and trainees are guided to the right answer in an automated fashion using case-based reasoning, which reduces the need to escalate customers to more expensive subject matter experts.

•
eGain Call Center Bridge is a computer-telephony integration (CTI) solution that is designed to link eGain eService Enterprise to a company’s existing call center infrastructure so that all customer communications, whether they be Internet contacts or phone calls, can be centrally queued, routed, logged, monitored, and managed. This integration simplifies multi-channel administration and management by leveraging previous call center investments.

Email:    eGain offers applications to manage inbound and outbound email transmissions.

•
eGain Mail provides companies with an email management system designed to cost-effectively process high volumes of customer emails and Web-form submissions. Sophisticated workflow and flexible routing rules ensure that the right agent receives the inquiry, even in complex, distributed environments. It provides tools to track issues, create personalized responses, and increase agent productivity. eGain Mail is designed to scale to meet the growing customer communication needs of Global 2000 companies.

•
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

•
eGain Knowledge contains an optional self-service module that empowers customers to quickly resolve their problems at the instant they need help by walking them through targeted questions to pinpoint the best solution. This application provides natural language support and escalation to agent-assisted channels when customers need additional help.

•
eGain Assistant offers a life-like, conversational self-service agent that is available at any time to address customer inquiries and reduce support costs. eGain Assistant encourages the use of self-service by providing a comfortable and engaging way for users to interact with a company’s Web site. Customers who cannot find what they are looking for can be immediately escalated to another channel of communication.

•	eGain Inform is a customizable customer service portal with easy to use templates intended to provide customers with access to a history of their previous communications with a company.

Real-Time:     Gain’s applications provide online customers a flexible way to communicate with customer service representatives in real-time, offering customers immediate, in-depth help when they need it.

•
eGain Live enables customer service representatives to answer online requests by providing immediate, personalized assistance through interactive text messaging, cobrowsing of Web sites, and callbacks. One-to-one collaboration technologies allow agents to help customers in filling out web forms and completing purchases and complex transactions on the Internet without the customer ever having to leave the Web site.

•
eGain Interact enables sales and support representatives to “connect browsers” with their customers and jointly view online product demonstrations, fill out complex Web forms and walk through online transactions.

Other eGain application components include:

•
eGain Commerce Bridge is a database and application-linking solution that is designed to provide easy integration with standard relational databases, ecommerce platforms, and call center systems as well as any accessible information on the Internet.

eGain’s Hosted Operations

eGain’s hosted customers receive access to the full functionality of eGain’s applications through a standard Web browser and Internet connection. Through a network of eGain service centers and hosting partners linked by high-speed Internet connections, eGain provides its customers with multiple redundant paths to access their hosted customer service applications. eGain remotely manages these applications which reside on server machines housed at leading co-location facilities. eGain also offers value-added services to its hosted customers, including application management, database maintenance, mail hosting and anti-virus protection. eGain has also developed proprietary Web-based hosted service management systems, enabling eGain service professionals to efficiently administer and manage large numbers of hosted customer applications.

Professional Services

eGain’s worldwide professional services organization provides consulting, hosting, technical support and education services designed to ensure customer success and build customer loyalty.

•
Consulting Services.    eGain’s consulting services offers rapid implementation services, custom solution development and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs and implement integrated solutions. eGain provides these services independently or in partnership with systems integrators who have developed consulting expertise on eGain’s platform.

•
Hosted Services.    eGain’s hosted services group provides 24x7 application management, monitoring and response services. eGain also provides database services to maintain and enhance the performance, availability and reliability of production systems as well as network security services.

•
Support Services.    eGain offers a comprehensive collection of support services designed to respond to inquiries rapidly. eGain’s technical support services are available to customers worldwide under maintenance agreements.

•
Education Services.    eGain’s educational services group provides a comprehensive set of basic and customized training programs to eGain customers and partners. Training programs are offered either online, or in person at the customer site or at one of eGain’s worldwide training centers.

As of June 30, 2002, eGain had approximately 122 professionals providing worldwide services for systems installation, solutions development, application management, education and support.

Sales and Marketing

Sales Strategy

eGain’s sales strategy is to pursue targeted accounts through a combination of its direct sales force and strategic alliances. eGain targets its sales efforts at Global 2000 companies.

eGain’s North American direct sales personnel are based at eGain’s corporate headquarters in Sunnyvale, California, with field sales offices located throughout the United States and Canada. Internationally, eGain has direct sales personnel located in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands and the United Kingdom.

The direct sales force is organized into teams that include both sales representatives and systems engineers. eGain’s direct sales force is complemented by telemarketing representatives based at headquarters in Sunnyvale, California.

eGain further complements its direct sales force with a series of reseller and sales alliances. Through these alliances, eGain is able to leverage additional sales, marketing and deployment capabilities.

As of June 30, 2002, there were approximately 71 employees engaged in worldwide sales activities.

Marketing Strategy

eGain’s marketing strategy is to build brand awareness as a leading provider of eService software that enable Global 2000 companies to transform traditional call centers into multi-channel contact centers.

eGain employs a wide range of marketing avenues to deliver its message, including print and Internet advertising, targeted direct mailing, email newsletters and a variety of trade shows, seminars and interest groups.

eGain’s marketing group also provides the sales team with lists of prospects and qualified leads for further follow up. This group also produces sales tools, including product collateral, customer case studies, demonstrations, presentations and competitive analyses. In addition, eGain’s marketing group performs market analyses and conducts focus group and customer reviews to identify and develop key partnership opportunities and product requirements.

As of June 30, 2002, there were approximately 15 employees engaged in worldwide marketing activities.

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

•
Consulting Alliances.    eGain works with consulting firms and systems integrators with proven implementation expertise and training in eGain’s technology platform. Firms such as PriceWaterhouse Coopers, Cap Gemini Ernst and Young and eLoyalty assist eGain customers in addressing their online business needs with strategy, design, implementation and integration services.

•
Technology Alliances.    eGain has a number of technology partnerships with companies that are leaders and innovators in the areas of content management, sales force automation, call center technology, analytics, and information technology hardware. These companies provide scalable platforms on which eGain products are built, as well as solutions that interoperate with and add value to eGain’s proprietary solutions. eGain’s current technology partners include Actuate Corp., Aspect Communications, BEA Systems, Inc., Business Objects, Microsoft, Nortel Networks, Oracle, SUN Microsystems, Vignette and Witness Systems.

•
Solution Provider Alliances.    eGain solution provider partners include leading application service providers (ASPs) and value-added resellers (VARs). These partners resell and implement eGain products, and provide front-line support to their customers. Solution alliances include partnerships with LSSI, MCLS and eProfile.

•
Outsourcing Alliances.    eGain outsourcing partners are premier call center providers and service bureaus, providing the human capital required for a complete ecommerce service solution. Outsourcing alliances utilize the eGain platform to provide services such as customer care, Web collaboration, technical support, fulfillment services and direct marketing services to customers. Outsourcing alliances include relationships with companies such as Harte-Hanks, Inc., Software Spectrum, Aegis Communications, Decision One and Sykes Enterprises.

•
Global Distribution Alliances.    eGain has agreements with a number of global distribution partners that are authorized to integrate eGain’s products into their solutions. Global distributors include NTT Communications Corp. and Marubeni Corp. in Japan, and TecInno in Europe.

Customers

eGain serves a worldwide customer base across a wide variety of industry sectors. No customer accounted for 10% or more of total revenue in the fiscal year just ended. The following is a representative list of companies that have entered into license agreements for one or more eGain products:

Telecommunications
AT&T
Deutsche Telekom
Lucent
NTT
Orange
Verizon
Virgin Mobile
Vodafone Group

Outsourced Services
Aegis Communications
Experian
Harte-Hanks
Software Spectrum
Spherion

Media
Lucas Arts
MP3.com
News Interactive

Retail
Carrefour
Crate and Barrel
Gymboree
HMV
LL Bean
Staples
Timberland

Financial Services
ABN AMRO Bank
ANZ Banking Group
Bank of America
Bank of Hawaii
Barclays
Charles Schwab
Freddie Mac
GE Capital
HSBC Bank
Janus
Lloyds TSB
Technology Epson Hewlett-Packard IBM McAfee Microsoft Manufacturing BMW North America Daimler Chrysler Georgia Pacific Otis Olympus Pioneer Rubbermaid

Competition

The market for eService software remains relatively new and intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed eService software applications. eGain also competes directly with companies that provide licensed eService software, including AskJeeves, Inc., Avaya, Inc., E.piphany, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. eGain also faces actual or potential competition from larger, front office software companies such as Amdocs Limited (which recently acquired the Clarify, Inc. business from Nortel Networks), Onyx Software Corporation, PeopleSoft, Inc., Pivotal Corp., and Siebel Systems, Inc. Furthermore, established enterprise software companies, including IBM, Microsoft Corporation, Oracle Corporation, SAP, Inc., and similar companies, may seek to leverage their existing relationships and capabilities to offer eService solutions.

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

Some of eGain’s current competitors have, and future competitors may have, longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, sales, marketing, technical and other resources. Some of eGain’s current and future competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or devote substantially greater resources to product development. It is possible that new competitors, or alliances among existing competitors, may emerge and rapidly acquire significant market share. eGain also believes that competition will continue to intensify as a result of ongoing industry consolidation.

Product Development

The market for eGain’s products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. eGain believes that strong product development capabilities are essential to its strategy of maintaining technology leadership. This includes enhancing current technology, providing excellent quality, performance, and functionality, as well as developing additional applications and maintaining the competitiveness of eGain’s product and service offerings. eGain has invested significant time and resources to create a structured process for undertaking all product development. This process involves several functional groups at all levels within eGain’s organization and is designed to provide a framework for defining and addressing the activities required in bringing product concepts and development projects to market successfully.

In addition, eGain continuously analyzes market and customer requirements and evaluates technology that eGain believes will enhance platform acceptance in the market. eGain selectively chooses partners with superior technology to enhance features and functionality of its product offerings.

As of June 30, 2002, there were approximately 143 employees engaged in worldwide product development activities. Of this amount, approximately 91 were located at eGain’s office in Pune, India.

Intellectual Property

eGain regards its copyrights, service marks, trademarks and similar intellectual property as critical to its success. eGain relies on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of its technology and business. eGain owns four patents in the field of case based reasoning, and has a number of patents pending on various aspects of its technology. eGain also has several United States and international trademark applications pending.

eGain is continually assessing the propriety of seeking patent and other intellectual property protections for those aspects of eGain’s technology that it believes constitute innovations providing significant competitive advantages. Pending and future applications may or may not receive the issuance of valid patents and trademarks.

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

Employees

As of June 30, 2002, eGain had 405 full-time employees, of which 143 were in product development, 122 in services and support, 86 in sales and marketing, and 54 in finance and administration. Of the total number of full-time employees, 144 were located at eGain’s office in Pune, India, 91 of whom are in product development, 35 in services and support, six in sales and marketing, and 12 in finance and administration.

None of eGain’s employees is covered by collective bargaining agreements. While eGain believes its relations with its employees are good, eGain’s future performance depends in large part upon the continued service of its key technical, sales and marketing, and senior management personnel, none of which are bound by employment agreements requiring service for a defined period of time. The loss of services of one or more of eGain’s key employees could have a material adverse effect on its business.

eGain may not be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially and adversely affect eGain’s business, results of operations and financial condition. eGain’s future success will likely depend in large part on its ability to attract and retain experienced sales, technical, marketing and management personnel.

ITEM 2.     PROPERTIES

eGain leases all facilities used in its business. The following table summarizes eGain’s principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Sunnyvale, California	Corporate Headquarters	34,000	2005
Pune, India	Corporate Offices	21,000	2003
Slough, England	European Headquarters	15,000	2003

eGain believes its facilities are suitable for its uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.     LEGAL PROCEEDINGS

On October 25, 2001, a federal securities class action complaint was filed in the United States District Court for the Southern District of New York against eGain, certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. The Company believes it has good and valid defenses to these allegations, and eGain intends to defend the action vigorously. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

In March 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). The suit, which has only recently been filed, seeks unspecified damages. eGain intends to defend this claim vigorously and does not expect it to have a material impact on our results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

With the exception of these matters, eGain is not a party to any other material pending legal proceedings, nor is its property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of its business and incidental to its business, none of which are expected to have a material adverse impact upon its business, financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a)  Common Stock Price Range

eGain’s Common Stock is quoted on The Nasdaq National Market under the symbol “EGAN.” The following table sets forth, for the periods indicated, high and low sale prices for eGain’s Common Stock as reported by The Nasdaq National Market.

	High	Low
Year Ended June 30, 2002
First Quarter	$2.76	$1.01
Second Quarter	1.94	0.90
Third Quarter	2.15	0.66
Fourth Quarter	1.19	0.24

Year Ended June 30, 2001
First Quarter	$15.38	$6.94
Second Quarter	8.25	2.06
Third Quarter	5.75	2.31
Fourth Quarter	3.91	1.69

    (b)  Holders

As of September 20, 2002, there were approximately 350 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. eGain estimates that there were approximately 12,000 beneficial stockholders of its common stock as of September 20, 2002.

    (c)  Dividends

eGain has never declared or paid any cash dividends on its common stock. eGain currently anticipates that it will retain all available funds for use in the operation of its business and does not intend to pay any cash dividends in the foreseeable future.

    (d)  Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	Column a		Column b	Column c
Equity compensation plans approved by security holders	4,801,428	(1)	$2.56	2,504,716
Equity compensation plans not approved by security holders	1,245,284	(2)	$6.19	757,108

Total	6,046,712		$3.07	3,261,824

(1)
Includes the aggregate number of securities to be issued upon exercise of outstanding options assumed in connection with eGain’s acquisition of several company’s which are 197,870 with a weighted average exercise price of $5.82. There are no remaining options available for future issuance under these plans.

(2)
Includes the aggregate number of securities to be issued upon exercise of outstanding options assumed in connection with eGain’s acquisition of several company’s which are 2,392 with a weighted average exercise price of $4.08. There are no remaining options available for future issuance under this plan.

    (e)  Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	Years Ended June 30,				Period from Inception (September 10, 1997) to June 30, 1998
	2002	2001	2000	1999
	(in thousands, except per share information)
Revenue:
Hosting	$5,624	$10,549	$3,534	$137	$—
License	10,015	24,285	5,053	473	—
Services	14,790	18,603	4,775	409	2

Total revenue	30,429	53,437	13,362	1,019	2
Cost of revenue—direct	16,861	29,402	14,550	1,772	52
Cost of revenue—acquisition related	1,448	1,448	103	—	—

Gross profit (loss)	12,120	22,587	(1,291)	(753)	(50)

Operating costs and expenses:
Research and development	11,395	22,877	11,752	2,096	314
Sales and marketing	25,147	46,995	27,893	4,182	246
General and administrative	8,940	16,389	7,211	1,235	214
Impairment of long-lived assets	36,779	—	—	—	—
Amortization of goodwill and other intangible assets	35,064	36,816	10,945	1,217	—
Amortization of deferred compensation	961	3,291	10,553	1,817	58
Restructuring	8,964	1,443	71	—	—

Total operating costs and expenses	127,250	127,811	68,425	10,547	832

Loss from operations	(115,130)	(105,224)	(69,716)	(11,300)	(882)
Interest income	601	3,417	2,047	111	2
Interest and other expenses	(1,291)	(845)	(762)	(116)	(58)

Net loss	(115,820)	(102,652)	(68,431)	(11,305)	(938)

Dividends on convertible preferred stock	(6,447)	(5,433)	—	—	—
Beneficial conversion feature on convertible preferred stock	(43,834)	(19,335)	—	—	—

Net loss applicable to common stockholders	$(166,101)	$(127,420)	$(68,431)	$(11,305)	$(938)

Per share information:
Basic and diluted net loss per common share	$(4.58)	$(3.62)	$(2.92)	$(2.14)	$(17.78)

Shares used in computing basic and diluted net loss per common share	36,229	35,164	23,440	5,295	53

	June 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,892	$42,613	$30,192	$1,265	$3,831
Working capital	2,281	37,758	11,909	(756)	3,691
Total assets	35,544	158,151	175,900	23,965	3,990
Long-term debt	831	1,720	1,072	221	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain’s eService platform, the continued expansion of global distribution capabilities, the development of eGain’s strategic relationships, the factors influencing competition in eGain’s market, eGain’s limited operating history, expected net losses, the adequacy of capital resources, the continued need for eService solutions, the continued acceptance of eGain’s Web-native architecture, eGain’s levels of investment in research and development and sales and marketing and the overall volatility of technology companies. eGain’s actual results could differ materially from those discussed in statements relating to eGain’s future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain is a leading provider of eService software for Global 2000 companies. eGain’s solutions enable companies to transform traditional customer call centers into multi-channel contact centers. The company’s solutions have a proven track record of helping businesses deliver a superior customer experience and establishing profitable, long-term customer relationships, while reducing operating and technology costs. eGain offers an integrated platform that enables companies to offer both assisted (email management, web collaboration, knowledge management, and call center integration tools) and unassisted (integrated set of self-service solutions) online customer service. Built using a Java-based, 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

Impact of Economic Downturn

Due to the severe economic downturn experienced during the period of July 1, 2001 to June 30, 2002, we experienced a reduction in total revenues for each of the quarters during fiscal 2002 when compared to fiscal 2001. Total revenues were $8.0 million for the three months ended September 30, 2001 compared to $12.1 million for the three months ended September 30, 2000, $10.2 million for the three months ended December 31, 2001 compared to $13.8 million for the three months ended December 31, 2000, $5.9 million for the three months ended March 31, 2002 compared to $13.4 million for the three months ended March 31, 2001 and $6.3 million for the three months ended June 30, 2002 compared to $14.1 million for the three months ended June 30, 2001. The impact of the economic slowdown in fiscal 2002 was evidenced by existing and prospective customers postponing purchases or making smaller purchases than in fiscal 2001.

In response to the revenue decline, we took several actions to reduce our operating expenses during fiscal 2002. Specifically, we reduced our headcount by 190 employees (from 595 employees at June 30, 2001 to 405 employees at June 30, 2002), decreased spending on outside professional services, migrated development resources to eGain India, consolidated excess facilities in North America and reduced overall operating expenses.

We review long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. In the fourth quarter of 2002, we determined that impairment indicators were present and therefore evaluated the carrying value of goodwill and other intangible assets. The evaluation was based on a cash flow forecast for five years ending June 30, 2007, and discounted at the rate of 34%, which represented our estimated weighted average cost of capital. As a result of the evaluation, we concluded that the book value of long-lived assets exceeded fair value by $36.8 million and accordingly, this amount was charged to operations as impairment of long-lived assets in the fourth quarter of 2002.

eGain was founded in September 1997. From inception to September 1998, eGain’s operating activities related primarily to planning and developing its proprietary technological solutions, recruiting personnel, raising capital and purchasing operating assets. In September 1998, eGain commenced commercial shipment of eGain Mail and established eGain’s hosted operations. To date, eGain has developed and released several versions of its product suite. eGain markets and sells its products worldwide through its direct sales force and third-party distribution partners.

On April 30, 1999, eGain acquired Sitebridge Corporation and added its real-time Web collaboration product to eGain’s product suite. This product, eGain Live, is an application that allows companies to interact, in real-time, with visitors to their Web sites. eGain acquired Sitebridge in exchange for common stock, and the transaction was accounted for under the purchase method of accounting.

On March 7, 2000, eGain acquired Big Science Company and added its Web-native self-service product to eGain’s platform. The resulting product, eGain Assistant, enables personalized customer assistance on Web sites through virtual service agents. Customers interact in natural language dialogue with a life-like character that answers questions and leads customers through problem resolution and sales situations. eGain acquired Big Science in exchange for common stock and cash, and the transaction was accounted for under the purchase method of accounting.

On June 29, 2000, eGain acquired Inference Corporation and added its customer profiling, contact center support and knowledge management capabilities to the eGain product suite. It also significantly expanded eGain’s European business and added new product and technology components to the eGain platform. The merger was accounted for under the purchase method of accounting.

In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited (“eGain India”), formerly Nitman Software Private Limited, a software development company located in Pune, India. Effective April 23, 2001, eGain acquired all of the outstanding capital stock of eGain India for cash. The acquisition has been at the cornerstone of eGain’s strategy of developing a global operating model that allows the company to maintain its commitment to the eService market and innovation while remaining fiscally prudent. The transaction was accounted for under the purchase method of accounting.

eGain intends to continue to make investments in product development and technology to enhance its current products and services, develop new products and services and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of $299.1 million as of June 30, 2002. eGain has not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of its business and limited operating history, eGain believes that period to period comparisons of its revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets and restructuring. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenues from three sources, hosting fees, license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

We recognize hosting services revenue ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

We use a signed software license and services agreement and order form as evidence of an arrangement for sales of software, hosting, maintenance and support. We use a signed engagement letter to evidence an arrangement for system implementation consulting and training.

Software is delivered to customers electronically or on a CD-ROM. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Our standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

The majority of our consulting and implementation services qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Training revenue is recognized when training is provided.

Revenue from sales to resellers are recognized either upon delivery to the reseller or on a sell-through basis, depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s use of our software, the reseller’s financial status and our past experience with the particular reseller. Accordingly the decision whether to recognize revenue to resellers either upon delivery or on a sell-through basis requires significant management judgement. This judgement can materially impact the timing of revenue recognition.

Valuation of Long-Lived Assets

We periodically review long-lived assets, certain identifiable intangibles and goodwill related to these assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Restructuring

We have taken restructuring charges related to excess facilities and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that we have abandoned. These reserves are based upon our estimate of triggering events, such as the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the restructuring charge will be made in future periods, if necessary, should different conditions prevail from those anticipated in our original estimate.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Results of Operations

The following table sets forth certain items reflected in eGain’s consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Fiscal Year
	2002	2001	2000
Revenue:
Hosting	18%	20%	26%
License	33%	45%	38%
Services	49%	35%	36%

Total revenue	100%	100%	100%
Cost of revenue—direct	55%	55%	109%
Cost of revenue—acquisition related	5%	3%	—

Gross profit (loss)	40%	42%	(10)%
Research and development	37%	43%	88%
Sales and marketing	83%	88%	208%
General and administrative	29%	30%	54%
Impairment of long-lived assets	121%	—	—
Amortization of goodwill and other intangible assets	115%	69%	82%
Amortization of deferred compensation	3%	6%	79%
Restructuring	30%	3%	1%

Total operating costs and expenses	418%	239%	512%

Loss from operations	(378)%	(197)%	(522)%

Revenue

During fiscal 2002, overall revenue decreased 43%, or $23.0 million compared to fiscal 2001, primarily due to the weakening economic environment and its adverse impact on sales of enterprise software. The weakness was particularly pronounced in the North American market as both existing and prospective customers postponed purchases or made smaller purchases than in previous years. Revenues from North America declined from $38.6 million in fiscal 2001 to $17.4 million in fiscal 2002. During fiscal year 2001, total revenue increased 300%, or $40.1 million as compared to fiscal 2000. The increase during this period was primarily attributable to increases in eGain’s customer base, the average size of new customer orders and follow-on orders from existing customers. Factors that contributed to these increases primarily include expanded direct sales and marketing efforts, the introduction of new products and increased market acceptance of eGain’s products. In addition, a significant portion of the revenue increase in fiscal 2001 was due to the acquisition of Inference Corporation on June 29, 2000 and the inclusion of its revenue from the effective date of the merger.

Hosting revenue decreased 47%, or $4.9 million in fiscal 2002 compared to fiscal 2001. The decrease in fiscal year 2002 was primarily due to the slowing global economy which resulted in a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts. Hosted revenue increased 199%, or $7.0 million in fiscal 2001 compared to fiscal 2000. This increase was primarily attributable to the growth in number of eGain’s hosted customers during fiscal 2001.

License revenue decreased 59%, or $14.3 million in fiscal 2002 compared to fiscal 2001. The decrease in fiscal 2002 was primarily due to the slowing global economy which resulted in a large decline in customer orders as well as lengthened sales cycles worldwide. License revenue increased 381%, or $19.2 million in fiscal 2001 compared to fiscal 2000. This increase was attributable to the increases in unit sales volumes and the average size of new customer orders.

Services revenue decreased 21%, or $3.8 million in fiscal 2002 compared to fiscal 2001. The decrease in fiscal 2002 was primarily due to the slowing global economy which resulted in a decline in maintenance contracts, customer implementations and system integration projects. In addition, we experienced a decline in professional services projects for our existing customer base in North America due to a reduction in IT spending by our customers. Services revenue increased 290%, or $13.8 million in fiscal 2001 compared to fiscal 2000. The increase in fiscal 2001 was primarily attributable to an increase in software license sales, resulting in increased revenue from customer implementations, system integration projects and maintenance contracts.

In fiscal 2002, 2001 and 2000, no single customer accounted for more than 10% of total revenue.

Cost of Revenue—Direct

Cost of revenue—direct includes personnel costs for eGain’s hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain’s hosted network, cost of third-party software royalties and lease costs paid to remote co-location centers. Cost of revenue—direct was $16.9 million, $29.4 million and $14.6 million in fiscal years 2002, 2001 and 2000, respectively. The significant decrease in fiscal 2002 was primarily due to the reduction in worldwide workforce, as well as a decline in outside contractor services and co-location lease costs. Additionally, there was a reduction in facilities-related expenses resulting from the consolidation of eGain’s excess facilities in North America in the first and fourth quarters of fiscal 2002. The increase in fiscal 2001 compared to fiscal 2000 was primarily attributable to the rapid expansion of the hosting, services and support organizations in addition to the significant increases in royalties paid to third-party vendors for technology embedded in eGain’s product offerings. Due to certain third-party software royalty obligations under renegotiation, eGain may experience a substantial increase in absolute dollars in cost of revenue in fiscal 2003.

Cost of Revenue—Acquisition Related

Cost of revenue—acquisition related costs is a fixed amount of $1.4 million in both fiscal years 2002 and 2001. These amounts consisted of amortization of developed technology resulting from eGain’s business combinations in fiscal 2000.

Research and Development

Research and development expenses primarily consist of compensation and benefits for eGain’s engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $11.4 million, $22.9 million and $11.8 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 was primarily due to the significant headcount reduction, a decline in outside contractor services and the migration of development resources to eGain India. Additionally, there was a reduction in facilities-related expenses resulting from the consolidation of eGain’s excess facilities in North America in the first and fourth quarters of fiscal 2002. eGain anticipates that the research and development expenses will decrease in absolute dollars in fiscal 2003. The increase in fiscal 2001 compared to fiscal 2000 was primarily attributable to significant growth in the research and development organization associated with the enhancement of existing products and the development of new products.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits for eGain’s sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing decreased 47% or $21.9 million in fiscal 2002. The decrease in fiscal 2002 was primarily due to a decline in headcount through planned workforce reductions and a decrease in spending on advertising and marketing programs. Additionally, there was a reduction in facilities-related expenses resulting from the consolidation of eGain’s excess facilities in North America in the first and fourth quarters of fiscal 2002. eGain anticipates that the sales and marketing expenses will decrease in absolute dollars in fiscal 2003. In fiscal 2001, sales and marketing expenses increased 69%, or $19.1 million compared to fiscal 2000. The increase was primarily due to increases in spending on marketing programs and the sales commission resulting from an increase in sales.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for eGain’s finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense decreased 46%, or $7.5 million in fiscal 2002. The decrease in fiscal 2002 was primarily due to a decline in headcount through planned workforce reductions, a decline in outside professional services and a significant decrease in bad debt expense compared to fiscal 2001. Additionally, there was a reduction in facilities-related expenses resulting from the consolidation of eGain’s excess facilities in North America in the first and fourth quarters of fiscal 2002. eGain anticipates that the general and administrative expenses will decrease in absolute dollars in fiscal 2003. In fiscal 2001, general and administrative expense increased 127%, or $9.2 million compared to fiscal 2000. This increase was primarily attributable to increased personnel to manage and support the growth of eGain’s business, in addition to an increase in legal and other outside professional services fees.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. In the fourth quarter of 2002, the Company observed indicators that our acquired intangible assets and goodwill were possibly impaired. In addition to observing a continued deterioration of industry and market conditions, the Company was not able to meet operating plans for several quarters resulting in a revision of the Company’s cash flow forecast. These events were considered to be indicators of potential impairment and the Company evaluated the carrying value of its long-lived assets. The Company’s forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 34%, which represented the Company’s estimated weighted average cost of capital. As a result of the evaluation, the Company concluded the book value of long-lived assets exceeded fair value by $36.8 million. The Company wrote off $36.8 million of unamortized goodwill which was charged to operations as impairment of long-lived assets in the fourth quarter of 2002.

Amortization of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets’ estimated useful lives, which range from three to four years. Amortization of goodwill and other intangible assets was $35.1 million, $36.8 million, $10.9 million in fiscal years 2002, 2001 and 2000, respectively. Amortization of intangible assets principally relates to goodwill acquired in connection with eGain’s acquisitions of Inference Corporation, Big Science Company and Sitebridge Corporation.

Amortization of Deferred Compensation

Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18,

“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” eGain recorded amortization of deferred compensation of $1.0 million, $3.3 million and $10.6 million in fiscal 2002, 2001 and 2000, respectively.

Restructuring

During fiscal year 2002, eGain recorded restructuring charges totaling $8,964,000 pursuant to a plan approved by the required level of management. These charges were primarily related to the consolidation of eGain’s facilities in North America. In the first quarter of fiscal 2002, eGain initiated the plan of consolidation of facilities in North America resulting in a charge of $4,336,000. This amount included estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities.

In the third quarter of fiscal 2002, eGain incurred an additional charge of $138,000 related to exited facilities and a $70,000 restructuring credit related to cash received for leasehold improvements that were previously written off.

In the fourth quarter of fiscal 2002, eGain decided to extend the plan of facilities consolidation which resulted in an additional charge of $2,763,000 related to exited facilities and leasehold improvement write-offs of $575,000.

During fiscal 2002, eGain recorded a total severance charge of $1,222,000, which was primarily due to the reduction in worldwide workforce by 190 employees across all departments.

During fiscal 2001, eGain recorded restructuring charges totaling $1,443,000. These charges primarily related to a reduction in eGain’s worldwide workforce by 141 employees across all departments and office closures in North America pursuant to the adoption of eGain’s expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to legal and professional costs associated with the employee terminations. Of the total charges, $132,000, which was primarily related to legal and professional costs, remained unpaid as of June 30, 2002.

Details of the cumulative restructuring charges during the fiscal year ended June 30, 2002 are as follows (in thousands):

	Cash/Non-cash	FY01 Remaining Balance	FY02 Charges	Amount Paid/Used	Balance at 06/30/02
Excess facilities	Cash	$—	$6,412	$(1,449)	$4,963
Leasehold improvement write-offs	Non-cash	—	1,315	(1,315)	—
Employee severance	Cash	—	1,222	(1,222)	—
Professional services	Cash	220	15	(103)	132

Total restructuring charges		$220	$8,964	$(4,089)	$5,095

During fiscal 2000, eGain incurred $71,000 of restructuring charges related to the acquisition of Inference, all of which was paid as of June 30, 2002. eGain abandoned plans to occupy new office space in the United Kingdom and expensed professional services fees incurred in the design phase of the office space.

Interest Income

Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income decreased 81%, or $2.8 million in fiscal 2002 compared to fiscal 2001. The significant decrease in fiscal 2002 was primarily due to a decline in eGain’s average cash balance associated with lower interest rates. In fiscal

2001, interest income increased 67%, or $1.4 million compared to fiscal 2000. This increase resulted from eGain’s private placement of convertible preferred stock on August 8, 2000, which generated net proceeds of $82.6 million.

Interest and Other Expenses

Interest and other expenses increased 59%, or $495,000 in fiscal 2002 compared to fiscal 2001. The increase in fiscal 2002 was principally due to a rise in interest expense resulting from increased bank borrowings and losses on the disposal of property and equipment. A $526,000 loss on disposal of property and equipment in fiscal 2002 was associated with the headcount reduction. In addition, eGain experienced an increase in state taxes and foreign currency transaction losses.

Interest and other expenses increased 11%, or $83,000 in fiscal 2001 compared to fiscal 2000. The increase in fiscal 2001 was principally due to a rise in interest expense resulting from increased bank borrowings and losses on the disposal of property and equipment. The increase was partially offset by a decrease in foreign exchange losses.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning July 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. Upon adoption, we will stop the amortization of goodwill and intangible assets deemed to have indefinite lives with a net carrying value of approximately $8.2 million as of June 30, 2002. As a result of the discontinuance of the amortization of goodwill existing as of June 30, 2002 and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our results of operations of approximately $4.9 million during fiscal 2003. During the first six months of fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002, using the two-step process required under SFAS 142. We have not yet determined what effect these tests will have on our earnings and financial position.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning after July 1, 2002. Adoption of this statement is not expected to have a material impact on eGain’s financial position or results of operations.

On January 1, 2002, we adopted the consensus of Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Prior to the adoption of EITF No. 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Revenue—Direct.” EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and reclassification of prior period financial statements to conform to the current period presentation. eGain has not reclassified these reductions to cost of revenue to revenue for prior years as the adoption of EITF 01-14 did not have a material impact on our financial statements in fiscal 2002 or prior periods.

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. Management has evaluated the impact of this statement and has determined that there is no material effect on eGain’s financial position or results of operations.

Liquidity and Capital Resources

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although over the last fiscal year eGain has repeatedly taken actions to reduce its expense rates, it expects to incur additional operating losses, at least through the second quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future will depend on a variety of factors and assumptions, in particular that revenue growth rates remain stable and that customers continue to pay on a timely basis, and is subject to numerous risks. If eGain does not significantly reduce its net cash outflow in the near term, as compared to fiscal 2002, eGain will require additional credit facilities, additional equity and/or debt financings and/or will need to pursue strategic alternatives in fiscal year 2003. eGain is currently focused on reducing its expenses and pursuing such alternatives in the near term, and/or will need to pursue strategic alternatives. If additional funds are raised through the issuance of equity securities, eGain stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, eGain may be unable to meet operating obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Prior to eGain’s initial public offering, eGain financed operations primarily through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, eGain completed an initial public offering of common stock, in which 5.8 million shares of common stock were sold (including the exercise of an over-allotment option in October 1999), at a price of $12.00 per share. Net proceeds from the offering were $63.0 million.

On August 8, 2000, eGain raised net proceeds of $82.6 million through the issuance of convertible preferred stock and warrants to purchase approximately 3.8 million shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at 6.75% per annum. eGain has been using the net proceeds from this private placement for general corporate purposes.

At June 30, 2002, eGain had cash and cash equivalents of $9.9 million, a decrease of $32.7 million since June 30, 2001. Working capital at June 30, 2002 was $2.3 million, a decrease of $35.5 million since June 30, 2001. In fiscal 2002, eGain regularly invested excess funds in short-term money market funds and commercial paper.

In March 2002, eGain terminated its loan agreement dated August 7, 1998, as amended, and repaid its existing bank borrowings under that agreement. On March 27, 2002, eGain entered into a new credit agreement with Silicon Valley Bank (“SVB”). Under the credit agreement, SVB provided eGain a term loan, an equipment loan and a revolving line of credit (the “SVB Credit Facilities”). The term loan in the amount of $1,962,717 and the equipment loan in the amount of $304,431, are both secured by the assets of the Company and mature on February 29, 2004. The revolving line of credit is secured by the Company’s accounts receivable balance and matures on March 25, 2003. The aggregate maximum proceeds available under the revolving line of credit are $5.0 million, of which $1,432,876 was outstanding on March 27, 2002. The SVB Credit Facilities are subject to certain financial covenants and restrictions with respect to, among other matters, eGain’s quick ratio, liquidity, and profitability.

The proceeds of the SVB Credit Facilities were used to repay all outstanding obligations under the prior credit facility with Comerica Bank. On March 28, 2002 the credit agreement with Comerica Bank was terminated.

On May 16, 2002, eGain and SVB entered into a waiver and loan modification agreement, whereby SVB waived the event of default arising out of eGain’s failure to comply with the profitability covenant set forth in the credit agreement for the quarter ended March 31, 2002.

On June 25, 2002, eGain and SVB entered into the second waiver and loan modification agreement, whereby SVB waived the event of default arising out of eGain’s failure to comply with the adjusted quick ratio covenant set forth in the credit agreement for the month ended April 30, 2002. As part of this agreement, the original covenant requirements were eliminated and replaced with a liquidity covenant which required eGain to maintain a ratio of its cash balance to principal and accrued interest on its outstanding credit facilities of 2.0 to 1.0. Additionally, eGain was required to establish and maintain a 7-day unrestricted, renewable certificate of deposit in the amount of $3.5 million with SVB. As of June 30, 2002 eGain was in compliance with its covenant requirements, as amended.

On August 30, 2002, eGain and SVB entered into the third waiver and loan modification agreement, whereby SVB waived the event of default arising out of eGain’s failure to comply with the liquidity covenant set forth in the credit agreement for the month ended August 31, 2002. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.7 million. In addition, eGain was required to secure all outstanding obligations under the SVB Credit Facilities (including the revolving line of credit), by establishing a restricted certificate of deposit in the amount of $2.6 million with SVB. The amount of the restricted certificate of deposit will be reduced as scheduled amortization payments on the term loan are made.

On September 23, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with SVB, which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.50% monthly administrative fee.

Net cash used in operating activities was $27.5 million, $70.7 million and $38.6 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Cash used in operating activities was primarily the result of net loss, partially offset by non-cash charges.

Net cash used in investing activities was $2.0 million, $2.5 million and $4.4 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Cash used in investing activities in fiscal 2002 was primarily due to the purchases of property and equipment, while net cash used in fiscal 2001 consisted of property and equipment purchases, partially offset by proceeds from the sales of short-term securities.

Net cash used in financing activities was $3.4 million in fiscal 2002 consisting primarily of payments on borrowings and capital leases, partially offset by proceeds from borrowings and the issuance of common stock. Net cash provided by financing activities was $88.6 million and $68.9 million in the years ended June 30, 2001 and 2000, respectively. Net cash provided by financing in fiscal years 2001 and 2000 was primarily due to the issuance of preferred stock and common stock, including net proceeds of $82.6 million generated by the private placement on August 8, 2000 and $63.0 million from the initial public offering on September 29, 1999.

The following table summarizes our contractual obligations as of June 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2003	2004	2005	2006	Total
Capital leases	$431	$47	$10	$—	$488
Operating leases	4,671	3,113	2,058	31	9,873
Bank borrowings and notes payable	2,155	779	—	—	2,934

	$7,257	$3,939	$2,068	$31	$13,295

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2002. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. eGain believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Hosting	$2,295	$3,222	$2,539	$2,493	$2,041	$1,531	$931	$1,121
License	4,604	6,275	5,930	7,476	2,060	4,437	1,242	2,276
Services	5,159	4,340	4,951	4,153	3,939	4,199	3,737	2,915

Total revenue	12,058	13,837	13,420	14,122	8,040	10,167	5,910	6,312
Cost of revenue—direct	8,724	7,783	7,580	5,315	5,068	3,784	3,592	4,417
Cost of revenue—acquisition related	362	362	362	362	362	362	362	362

Gross profit (loss)	2,972	5,692	5,478	8,445	2,610	6,021	1,956	1,533
Operating costs and expenses:
Research and development	6,079	5,866	5,615	5,317	4,574	2,032	2,452	2,337
Sales and marketing	12,461	13,001	11,599	9,934	8,602	5,493	6,003	5,049
General and administrative	4,228	4,290	4,221	3,650	3,805	1,127	2,401	1,607
Impairment of long-lived assets	—	—	—	—	—	—	—	36,779
Amortization of goodwill and other intangible assets	9,200	9,200	9,200	9,216	9,194	9,194	9,194	7,482
Amortization of deferred compensation	1,098	877	750	566	302	258	233	168
Restructuring	—	—	388	1,055	4,785	466	327	3,386

Total operating costs and expenses	33,066	33,234	31,773	29,738	31,262	18,570	20,610	56,808

Loss from operations	(30,094)	(27,542)	(26,295)	(21,293)	(28,652)	(12,549)	(18,654)	(55,275)
Non-operating income (expense), net	231	1,368	745	228	233	(27)	(352)	(544)

Net loss	(29,863)	(26,174)	(25,550)	(21,065)	(28,419)	(12,576)	(19,006)	(55,819)
Dividends on preferred stock	(884)	(1,506)	(1,513)	(1,530)	(1,598)	(1,598)	(1,617)	(1,634)
Beneficial conversion feature on preferred stock	(767)	(18,568)	—	—	(43,834)	—	—	—

Net loss applicable to common stockholders	$(31,514)	$(46,248)	$(27,063)	$(22,595)	$(73,851)	$(14,174)	$(20,623)	$(57,453)

Per share information:
Basic and diluted net loss per common share	$(0.91)	$(1.32)	$(0.77)	$(0.63)	$(2.06)	$(0.39)	$(0.57)	$(1.57)

Shares used in computing basic and diluted net loss per common share	34,474	35,129	35,353	35,699	35,916	36,176	36,318	36,506

FACTORS THAT MAY AFFECT FUTURE RESULTS

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

eGain incurred a net loss of $115.8 million for the year ended June 30, 2002. As of June 30, 2002, eGain had an accumulated deficit of approximately $299.1 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. Even if eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

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

eGain was incorporated in September 1997 and shipped its first product in September 1998. Because of this limited operating history and other factors, eGain’s quarterly revenue and operating results are difficult to predict. In addition, due to the emerging nature of the eService market and other factors, eGain’s revenue and operating results may fluctuate from quarter to quarter. It is possible that eGain’s operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of eGain’s common stock is likely to decline.

A number of factors are likely to cause fluctuations in eGain’s operating results, including, but not limited to, the following:

•	the macroeconomic environment and the corresponding growth rate of ecommerce;

•	demand for eService software solutions;

•	competitive pressure from new and existing market participants;

•	eGain’s ability to attract and retain customers and maintain customer satisfaction;

•	eGain’s ability to upgrade, develop and maintain its systems and infrastructure;

•	eGain’s ability to develop new products and services;

•	the amount and timing of operating costs and capital expenditures relating to eGain’s business and infrastructure;

•	technical difficulties or system outages;

•	eGain’s ability to attract and retain qualified personnel with software and Internet industry expertise;

•	the announcement or introduction of new or enhanced products and services by eGain’s competitors;

•	changes in eGain’s pricing policies and those of its competitors;

•	litigation relating to proprietary rights;

•	seasonal trends in technology purchases;

•	timing and revenue recognition of large customer contracts;

•	changes in market conditions limiting eGain’s ability to raise capital;

•	general business conditions in the industry;

•	failure to increase eGain’s North American and international sales; and

•	governmental regulation regarding the Internet and ecommerce in particular.

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

Like all companies, eGain’s business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly, and spending for enterprise software has weakened considerably over the past eighteen months. At this time, it is difficult to predict if and when the market for eGain products and services will show a meaningful and sustained recovery. In addition, the threat of additional terrorist attacks and the related possibility for international hostilities create additional uncertainty that it could materially affect eGain’s business and results of operations.

eGain must compete successfully in its market segment

The market for eService software remains relatively new and intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed eService software applications. eGain also competes directly with companies that provide licensed eService software, including AskJeeves, Inc., Avaya, Inc., E.piphany, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. eGain also faces actual or potential competition from larger, front office software companies such as Amdocs Limited (which recently acquired the Clarify, Inc. business from Nortel Networks), Onyx Software Corporation, PeopleSoft, Inc., Pivotal Corp., and Siebel Systems, Inc. Furthermore, established enterprise software companies, including IBM, Microsoft Corporation, Oracle Corporation, SAP, Inc., and similar companies, may seek to leverage their existing relationships and capabilities to offer eService solutions.

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

Further, any delays in the general market acceptance of eGain’s eService applications would likely harm its competitive position. Any delay would allow eGain’s competitors additional time to improve their eService product offerings, and also provide time for new competitors to develop eService applications and solicit prospective customers within eGain’s target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

eGain may need additional capital, and raising additional capital may be difficult or impossible and will likely dilute existing stockholders

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although over the last fiscal year eGain has repeatedly taken actions to reduce its expense rates, it expects to incur additional operating losses, at least through the second quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future will depend on a variety of factors and assumptions, in particular that revenue growth rates remain stable and that customers continue to pay on a timely basis, and is subject to numerous risks. If eGain does not significantly reduce its net cash outflow in the near term, as compared to fiscal 2002, eGain will require additional credit facilities, additional equity and/or debt financings and/or will need to pursue strategic alternatives in fiscal year 2003. eGain is currently focused on reducing its expenses and pursuing such alternatives in the near term. If additional funds are raised through the issuance of equity securities, eGain stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, eGain may be unable to meet operating obligations.

In addition, eGain’s working capital requirements could be adversely affected if it is unable to meet certain financial covenants contained in a commercial credit agreement between eGain and Silicon Valley Bank. As of June 30, 2002, eGain had borrowed approximately $2.8 million under the loan agreement. As of June 30, 2002, eGain was in compliance with these financial covenants, as amended. However, there can be no assurance that eGain will be in compliance with its covenants in future months. In the event eGain is in default of its covenants, the bank could require eGain to repay all or a portion of the total borrowings outstanding on an accelerated basis, which would seriously impair eGain’s operating cash requirements and overall financial position.

Failure to comply with Nasdaq’s listing standards could result in eGain’s common stock being delisted from the Nasdaq National Market and adversely affect the market for stock

On May 20, 2002, eGain received a letter from Nasdaq indicating that our common stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that we need to comply with the requirements for continued listing within 90 calendar days from such notification or face the possibility of being delisted from the Nasdaq National Market.

On August 20, 2002, eGain received another letter from Nasdaq indicating that eGain’s common stock had failed to achieve compliance with the $1.00 per share minimum bid price and that the common stock was therefore subject to delisting. On August 26, 2002, eGain issued a press release announcing receipt of this letter from Nasdaq and eGain’s intention to appeal the delisting determination of the Nasdaq staff. eGain currently has a hearing date set before a Listing Qualifications Hearing Panel. At the hearing, scheduled for October 2002, eGain intends to present its plan for achieving compliance with the Nasdaq listing requirements.

If eGain’s common stock is delisted from the Nasdaq National Market, it would adversely affect the liquidity and trading price of its common stock. In addition, eGain’s ability to raise capital through the issuance of debt or equity securities would be impaired. Likewise, measures eGain may decide to pursue in order to avoid being delisted could cause the value of its common stock to decrease.

eGain’s cost reduction initiatives may adversely affect the morale and performance of eGain’s personnel and its ability to hire new personnel

In connection with eGain’s effort to streamline operations and reduce costs to better align operating costs and expenses with revenue trends, eGain has been restructuring its organization for the past several quarters, resulting in substantial reductions in eGain’s workforce. eGain also reduced its employees’ salaries in the quarter ended December 31, 2001 in order to reduce operating expenses. eGain’s reductions in workforce and salary levels may reduce employee morale and may create concern among existing employees about job security, which may lead to attrition beyond eGain’s planned workforce reductions and reduce eGain’s ability to meet the needs of its current and future customers.

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

eGain must recruit and retain its key employees to expand its business

eGain’s success will depend on the skills, experience and performance of eGain’s senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of eGain’s senior management or other key personnel, including eGain’s Chief Executive Officer and co-founder, Ashutosh Roy, and eGain’s President and co-founder, Gunjan Sinha, could harm its business. eGain recently underwent a transition at the Chief Financial Officer position, and while eGain believes that it has an effective transition plan in place, the loss of such a significant member of its management team presents significant challenges and risks. In addition, eGain does not have employment agreements with, or life insurance policies on, most of its key employees. Most of these employees may terminate their employment with eGain at any time. eGain’s success also will depend on its ability to recruit, retain and motivate other highly skilled engineering, sales, marketing and other personnel. If eGain fails to retain and recruit necessary engineering, sales and marketing, customer support or other personnel, eGain’s business and its ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. eGain could incur substantial costs in defending itself against any of these claims, regardless of the merits of such claims.

If eGain fails to expand its sales activities, it may be unable to expand its business

If eGain does not successfully expand its sales activities, eGain may not be able to expand its business, and eGain’s common stock price could decline. The complexity of eGain’s eService platform and related products and services requires it to have highly trained sales personnel to educate prospective customers regarding the use and benefits of eGain’s products and services as well as provide effective customer support. With eGain’s relatively brief operating history and its plans for future growth, eGain has considerable need to train and retain qualified sales staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain’s revenue. Because many of eGain’s current sales personnel have recently joined eGain and have limited experience working together, eGain’s sales organization may not be able to compete successfully against bigger and more experienced competing organizations.

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

Due to the lengthy sales cycles of some of eGain’s products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue targets

The long sales cycle for eGain’s products may cause license revenue and operating results to vary significantly from period to period. eGain’s sales cycle for its products can be six months or more and varies substantially from customer to customer. While eGain’s potential customers are evaluating eGain’s products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain’s multi-product offering and the increasingly complex needs of its customers contribute to a longer and unpredictable sales cycle. Consequently, eGain faces difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in eGain’s future operating results. In addition, the recent economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain’s average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently, eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

Difficulties in implementing eGain’s products could harm our revenues and margins

eGain generally recognizes revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from eGain, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond eGain’s control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If eGain experiences difficulties with implementation or does not meet project milestones in a timely manner, eGain could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require eGain to develop customized features or capabilities. If new or existing customers have difficulty deploying eGain’s products or require significant amounts of eGain professional services support or customized features, revenue recognition could be further delayed or canceled and eGain’s costs could increase, causing increased variability in eGain’s operating results.

eGain’s business is premised on an emerging business model that is not fully tested

eGain’s business is premised on business assumptions that are still evolving. Historically, customer service has been conducted primarily in person or over the telephone. eGain’s business model assumes that both customers and companies will increasingly elect to communicate via the Internet (assisted and unassisted online service), as well as demanding integration of the online channels into the traditional telephone-based call center. eGain’s business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their eService applications hosted by eGain. If any of these assumptions is incorrect, eGain’s business will be seriously harmed.

eGain depends on broad market acceptance of eService applications

eGain depends on the widespread acceptance and use of eService applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet while providing improved customer service. eGain cannot estimate the size or growth rate of the potential market for its product and service offerings, and does not know whether its products and services will achieve broad market acceptance. The market for eService software is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for eService applications fails to grow or grows more slowly than eGain currently anticipates, its business will be seriously harmed.

eGain may not be able to upgrade its systems and hosted operations to accommodate growth

eGain faces risks related to the ability of its hosted operations to accommodate higher activity levels while maintaining expected performance. As the volume and complexity of online customer communications increase, eGain will need to expand its systems and hosted network infrastructure. The expansion and adaptation of eGain’s network infrastructure will require financial, operational and management resources. Customer demand for eGain’s products and services could be greatly reduced if eGain fails to maintain high capacity data transmission. In addition, as eGain upgrades its network, eGain is likely to encounter equipment or software incompatibility. eGain may not be able to expand or adapt its hosted operations to meet additional demand or eGain’s customers’ changing requirements in a timely manner or at all.

Unplanned system interruptions and capacity constraints could reduce eGain’s ability to provide hosting services and could harm its business and reputation

eGain’s customers have in the past experienced some interruptions with the eGain hosted operations. eGain believes that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. eGain expects a significant portion of its revenue to be derived from customers who use the hosted operations. As a result, eGain’s business will suffer if it experiences frequent or long system interruptions that result in the unavailability or reduced performance of its hosted operations or reduce eGain’s ability to provide remote management services. eGain expects to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, eGain’s business and reputation could be seriously harmed.

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

eGain may be liable for activities of its customers or others using eGain’s hosted operations

As a provider of eService software for the Internet, eGain faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of eGain customers or others using eGain solutions. This liability could result from the nature and content of the communications transmitted by eGain customers through the hosted operations. eGain does not and cannot screen all of the communications generated by its customers, and eGain could be exposed to liability with respect to this content. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

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

eGain may be unable to develop or enhance products or services that address the changing needs of the eService market

To be competitive in the eService market, eGain must continually improve the performance, features and reliability of eGain products and services, including eGain’s existing eService product suite, and develop new products, services, functionality and technology that address changing industry standards and customer needs. If eGain cannot bring new or enhanced products to market in a timely and effective way, its business and operating results will suffer. More generally, if eGain cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, eGain’s business and operating results will suffer.

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

The conversion of eGain’s preferred shares and the exercise of the related warrants would result in a substantial number of additional shares being issued, which could result in a decline in the market price of eGain’s common stock

On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase 3.8 million shares of eGain’s common stock with a current warrant exercise price of $5.6875 per share. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $5.6875 per share. By way of illustration, at the current conversion price of $5.6875 per share, the Series A shares would be convertible into 17.7 million shares of common stock.

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

The price at which eGain common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

•	the prospect of a potential delisting order from the Nasdaq National Market;

•	actual or anticipated fluctuations in eGain’s operating results;

•	ability to meet announced or anticipated profitability goals;

•	changes in or failure to meet securities analysts’ expectations;

•	concerns related to liquidity or cash balances;

•	announcements of technological innovations;

•	introduction of new services by eGain or its competitors;

•	developments with respect to intellectual property rights;

•	conditions and trends in the Internet and other technology industries; and

•	general market conditions.

eGain may engage in future acquisitions or investments that could dilute eGain’s existing stockholders, cause eGain to incur significant expenses or harm its business

eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain’s existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain’s operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, the conversion of the Company’s preferred notes into common stock, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain’s operating results.

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

Because eGain provides its eService software to companies conducting business over the Internet, eGain’s business could suffer if efficient transmission of data over the Internet is interrupted

The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Because eGain provides Internet-based eService software, interruptions or delays in Internet transmissions will harm eGain customers’ ability to receive and respond to online interactions. Therefore, eGain’s market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

eGain’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. eGain’s investments consist primarily of commercial paper and money market funds, which have an average fixed rate of 1.0% to 3.5%, and have maturities of three months or less. eGain does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2002 and 2001

eGain Communications Corporation

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
eGain Communications Corporations

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eGain Communications Corporation at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that eGain Communications Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and negative cash flows since inception. The Company has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    Ernst & Young LLP

Palo Alto, California
August 7, 2002

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9,892	$42,613
Accounts receivable, less allowance for doubtful accounts of $560 and $1,398 at June 30, 2002 and 2001, respectively	4,968	13,803
Prepaid and other current assets	4,472	7,365

Total current assets	19,332	63,781
Property and equipment, net	5,736	11,677
Goodwill, net	4,130	74,616
Intangible assets, net	4,087	6,890
Other assets	2,259	1,187

	$35,544	$158,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,176	$5,397
Accrued compensation	2,494	6,309
Accrued liabilities	5,278	3,395
Accrued acquisition-related costs	—	65
Deferred revenue	3,555	5,438
Current portion of bank borrowings	1,999	4,268
Current portion of notes payable	156	199
Current portion of capital lease obligations	393	952

Total current liabilities	17,051	26,023
Bank borrowings, net of current portion	779	1,167
Notes payable, net of current portion	—	161
Capital lease obligations, net of current portion	52	392
Other long term liabilities	2,193	597

Total liabilities	20,075	28,340

Commitments and contingencies

Stockholders’ equity:
Series A Cumulative Convertible Preferred stock: $0.001 par value; 0.890 shares authorized, 0.885 issued and outstanding at June 30, 2002 and 2001; aggregate liquidation preference of $100,379 at June 30, 2002	94,481	88,034
Common stock, $0.001 par value, 100,000 shares authorized, 36,655 and 36,439 shares issued and outstanding at June 30, 2002 and 2001	37	36
Additional paid-in capital	220,398	227,375
Notes receivable from stockholders	(103)	(380)
Deferred stock compensation	(257)	(1,844)
Accumulated other comprehensive gain (loss)	59	(84)
Accumulated deficit	(299,146)	(183,326)

Total shareholders’ equity	15,469	129,811

	$35,544	$158,151

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years Ended June 30,
	2002	2001	2000
Revenue:
Hosting	$5,624	$10,549	$3,534
License	10,015	24,285	5,053
Services	14,790	18,603	4,775

Total revenue	30,429	53,437	13,362
Cost of revenue—direct	16,861	29,402	14,550
Cost of revenue—acquisition related	1,448	1,448	103

Gross profit (loss)	12,120	22,587	(1,291)
Operating costs and expenses:
Research and development	11,395	22,877	11,752
Sales and marketing	25,147	46,995	27,893
General and administrative	8,940	16,389	7,211
Impairment of long-lived assets	36,779	—	—
Amortization of goodwill and other intangible assets	35,064	36,816	10,945
Amortization of deferred compensation	961	3,291	10,553
Restructuring	8,964	1,443	71

Total operating costs and expenses	127,250	127,811	68,425

Loss from operations	(115,130)	(105,224)	(69,716)
Interest income	650	3,417	2,047
Interest and other expenses	(1,340)	(845)	(762)

Net loss	(115,820)	(102,652)	(68,431)
Dividends on convertible preferred stock	(6,447)	(5,433)	—
Beneficial conversion feature on convertible preferred stock	(43,834)	(19,335)	—

Net loss applicable to common stockholders	$(166,101)	$(127,420)	$(68,431)

Per share information:
Basic and diluted net loss per common share	$(4.58)	$(3.62)	$(2.92)

Shares used in computing basic and diluted net loss per common share	36,229	35,164	23,440

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 1999	9,566	$10	10,947	$11	$41,804	$(144)	$(8,956)	$1	$(12,243)	$20,483
Issuance of Series D preferred stock for cash	652	—	—	—	5,152	—	—	—	—	5,152
Issuance of preferred stock upon exercise of warrants	289	—	—	—	108	—	—	—	—	108
Conversion of preferred stock to common stock under initial public offering	(10,507)	(10)	10,507	10	—	—	—	—	—	—
Issuance of common stock under the initial public offering, net of issuance costs of $5.983 million	—	—	5,750	6	63,011	—	—	—	—	63,017
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,746	2	489	(331)	—	—	—	160
Issuance of common stock under employee stock purchase plan	—	—	75	—	766	—	—	—	—	766
Issuance of common stock upon exercise of warrants	—	—	175	—	141	—	—	—	—	141
Issuance of common stock in connection with Big Science Company acquisition	—	—	740	1	32,258	—	—	—	—	32,259
Issuance of common stock in connection with Inference Corporation acquisition	—	—	5,901	6	79,351	—	—	—	—	79,357
Deferred stock compensation	—	—	—	—	7,194	—	(7,194)	—	—	—
Amortization of deferred stock compensation .	—	—	—	—	1,201	—	9,352	—	—	10,553
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(68,431)	(68,431)	$(68,431)
Unrealized loss on debt and equity securities	—	—	—	—	—	—	—	(163)	—	(163)	(163)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(31)	—	(31)	(31)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(68,625)

BALANCES AT JUNE 30, 2000	—	$—	35,841	$36	$231,475	$(475)	$(6,798)	$(193)	$(80,674)	$143,371

Issuance of convertible preferred stock, net of issuance costs	1	82,601	—	—	—	—	—	—	—	82,601
Dividends on convertible preferred stock	—	5,433	—	—	(5,433)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	210	—	1,410	95	—	—	—	1,505
Issuance of common stock under employee stock purchase plan	—	—	388	—	1,544	—	—	—	—	1,544
Deferred stock compensation	—	—	—	—	(1,745)	—	1,745	—	—	—
Amortization of deferred stock compensation	—	—	—	—	124	—	3,209	—	—	3,333
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(102,652)	(102,652)	$(102,652)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	163	—	163	163
Foreign currency translation adjustments	—	—	—	—	—	—	—	(54)	—	(54)	(54)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(102,543)

BALANCES AT JUNE 30, 2001	1	$88,034	36,439	$36	$227,375	$(380)	$(1,844)	$(84)	$(183,326)	$129,811

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 2001	—	$88,034	36,439	$36	$227,375	$(380)	$(1,844)	$(84)	$(183,326)	$129,811
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	6,447	—	—	(6,447)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(71)	—	(127)	277	—	—	—	150
Issuance of common stock under employee stock purchase plan	—	—	287	1	223	—	—	—	—	224
Deferred stock compensation	—	—	—	—	(703)	—	703	—	—	—
Amortization of deferred stock compensation	—	—	—	—	77	—	884	—	—	961
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(115,820)	(115,820)	$(115,820)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	143	—	143	143

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(115,677)

BALANCES AT JUNE 30, 2002	1	$94,481	36,655	$37	$220,398	$(103)	$(257)	$59	$(299,146)	$15,469

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(115,820)	$(102,652)	$(68,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,852	6,007	1,887
Loss on disposal of fixed assets	1,846	138	—
Impairment of long-lived assets	36,779	—	—
Amortization of goodwill and other intangible assets	36,510	38,264	11,048
Amortization of deferred compensation.	961	3,333	10,553
Purchased in-process research and development.	—	—	345
Interest expense associated with warrants	—	—	22
Changes in operating assets and liabilities, net of effects from acquisition of eGain Communications Pvt. Ltd.:
Accounts receivable	8,835	(5,214)	(3,102)
Prepaid and other current assets	(543)	(2,819)	(2,660)
Other assets	1,603	157	(761)
Accounts payable	(2,221)	51	3,700
Accrued compensation	(3,815)	(2,200)	4,588
Other accrued liabilities	1,818	(4,388)	2,012
Deferred revenue	(1,883)	(1,848)	2,145
Other liabilities	1,596	468	102

Net cash used in operating activities	(27,483)	(70,703)	(38,552)
Cash flows from investing activities:
Purchases of property and equipment	(1,966)	(4,885)	(8,652)
Net cash assumed in (paid for) acquisitions	—	(806)	7,391
Purchases of short-term securities	—	—	(26,546)
Proceeds from sale of property and equipment	12	74	—
Proceeds from sale of short-term securities	—	3,154	23,392

Net cash used in investing activities	(1,954)	(2,463)	(4,415)
Cash flows from financing activities:
Payments on borrowings	(7,013)	(307)	(555)
Payments on capital lease obligations	(940)	(1,288)	(263)
Proceeds from borrowings	4,152	4,577	408
Net proceeds from issuance of preferred stock	—	82,601	5,152
Net proceeds from issuance of common stock	374	3,049	64,192

Net cash (used in) provided by financing activities	(3,427)	88,632	68,934
Effect of exchange rate differences on cash	142	(54)	(31)

Net increase (decrease) in cash and cash equivalents	(32,721)	15,412	25,936
Cash and cash equivalents at beginning of year	42,613	27,201	1,265

Cash and cash equivalents at end of year	$9,892	$42,613	$27,201

Supplemental cash flow disclosures:
Cash paid for interest	$422	$377	$278
Cash paid for income taxes	—	—	279
Equipment acquired under capital leases	41	787	2,108
Deferred compensation on stock options	(703)	(1,745)	7,194
Net unrealized gain (loss) on debt and equity securities	—	163	(163)
Conversion of line of credit to term loan	—	1,000	—

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

eGain is a leading provider of enterprise interaction management/eService software that enables companies to transform traditional customer call centers into multi-channel eService networks. To help businesses deliver a superior customer experience and establish profitable, long-term customer relationships, while reducing operating and technology costs, eGain offers best-of-breed applications that enable online customers to communicate through each of the three primary channels for online customer interaction—email, real-time and self-service. Built using a 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows since inception. The Company has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although over the last fiscal year eGain has repeatedly taken actions to reduce its expense rates, it expects to incur additional operating losses, at least through the second quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future will depend on a variety of factors and assumptions, in particular that revenue growth rates remain stable and that customers continue to pay on a timely basis, and is subject to numerous risks. If eGain does not significantly reduce its net cash outflow in the near term, as compared to fiscal 2002, eGain will require additional credit facilities, additional equity and/or debt financings and/or will need to pursue strategic alternatives in fiscal year 2003. eGain is currently focused on reducing its expenses and pursuing such alternatives in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Foreign Currency Translation

The functional currency of each of eGain’s international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of eGain’s foreign subsidiaries are translated at month-end exchange rates, and revenues and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents

eGain considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. eGain’s cash equivalents consisted of the following (in thousands):

	June 30,
	2002	2001
Cash	$2,623	$5,154
Money market funds	4	1,425
Certificates of deposit	3,500	250
Commercial paper	3,765	35,784

	$9,892	$42,613

Fair Value of Financial Instruments

eGain’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. eGain does not have any derivative financial instruments. eGain believes the reported carrying amounts of its financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Concentration of Credit Risk

Financial instruments that subject eGain to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. eGain is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. eGain invests excess cash primarily in commercial paper and money market funds, which are highly liquid securities that bear minimal risk. In addition, eGain has investment policies and procedures that are reviewed periodically to minimize credit risk.

eGain’s customer base extends across many different industries and geographic regions. eGain performs ongoing credit evaluations and generally does not require collateral. In addition, eGain establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the years ended June 30, 2002, 2001 and 2000, no single customer accounted for more than 10% of total revenue.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets (3 years). Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements (5 years).

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are being amortized using the straight-line method. The amounts allocated to goodwill, customer base, acquired technology, workforce and trademark are being amortized over the assets’ estimated useful lives, which range from three to four years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

eGain periodically evaluates long-lived assets, including goodwill, to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Such indicators would include a lack of successful further development and integration of the acquired company’s technology into eGain’s operations, lack of market acceptance of the products and lower than expected cash flows from operations. If there is an indication of impairment and undiscounted expected future cash flows are less than the carrying amount of the assets, eGain measures the amount of the loss based on discounted expected future cash flows from the impaired assets. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction-Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Revenue from sales to resellers are recognized either upon delivery to the reseller or on a sell-through basis, depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s use of our software, the reseller’s financial status and our past experience with the particular reseller. Accordingly the decision whether to recognize revenue to resellers either upon delivery or on a sell-through basis requires significant management judgement. This judgement can materially impact the timing of revenue recognition.

Software Development Costs

Software development costs are included in research and development and are expensed as incurred until technological feasibility of the product is achieved. To date, software development costs incurred in the period between achieving technological feasibility and general availability of software have not been material and have been charged to operations as incurred.

Advertising Costs

eGain expenses advertising costs as incurred. Total advertising expenses for the years ended June 30, 2002, 2001 and 2000 were $269,000, $2,629,000, $4,291,000, respectively.

Stock-Based Compensation

eGain accounts for its stock-based compensation arrangements with employees using the intrinsic value method as allowed under Accounting Principles Board No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), eGain is required to disclose the pro forma effects on operating results as if eGain had elected to use the fair value approach to account for all of its stock-based employee compensation plans.

In accordance with SFAS 123, stock options and warrants issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, 2002 is shown in the statement of stockholders’ equity. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2002 consists solely of accumulated foreign currency translation adjustments.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2002	2001	2000
Net loss applicable to common stockholders	$(166,101)	$(127,420)	$(68,431)

Basic and diluted:
Weighted-average common shares outstanding	36,501	36,107	24,940
Less weighted-average common shares subject to repurchase	(272)	(943)	(1,500)

Weighted-average common shares used in computing basic and diluted net loss per common share	36,229	35,164	23,440

Basic and diluted net loss per common share	$(4.58)	$(3.62)	$(2.92)

Outstanding options and warrants to purchase 6,208,000, 5,878,000 and 5,819,000 shares of common stock at June 30, 2002, 2001 and 2000, respectively, and convertible preferred stock convertible into 17,649,000 shares of common stock at June 30, 2002, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. eGain’s chief operating decision-makers, as defined under SFAS No. 131, is its executive management team. eGain’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, eGain operates in one segment, the development, license, implementation and support of its customer service infrastructure software solutions.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to eGain’s geographic areas for the years ended June 30, 2002, 2001 and 2000 is as follows (in thousands):

	Total Revenues	Operating Loss	Identifiable Assets
Year ended June 30, 2002:
North America	$17,393	$(111,791)	$22,466
Europe	11,354	(186)	3,635
India	—	(2,119)	627
Asia Pacific	1,682	(1,034)	599

	$30,429	$(115,130)	$27,327

Year ended June 30, 2001:
North America	$38,555	$(98,919)	$69,446
Europe	12,417	(3,261)	6,052
India	—	(398)	750
Asia Pacific	2,465	(2,646)	397

	$53,437	$(105,224)	$76,645

Year ended June 30, 2000:
North America	$12,208	$(68,355)	$50,530
Europe	1,134	(784)	5,696
India	—	—	—
Asia Pacific	20	(577)	45

	$13,362	$(69,716)	$56,271

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning July 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. Upon adoption, we will stop the amortization of goodwill and intangible assets deemed to have indefinite lives with a net carrying value of approximately $5.6 million as of June 30, 2002. As a result of the discontinuance of the amortization of goodwill existing as of June 30, 2002 and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our results of operations of approximately $4.9 million during fiscal 2003. During the first six months of fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002, using the two-step process required under SFAS 142. We have not yet determined what effect these tests will have on our earnings and financial position.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning July 1, 2002. Adoption of this statement is not expected to have a material impact on eGain’s financial position or results of operations.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, we adopted the consensus of Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Prior to the adoption of EITF No. 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Revenue—Direct.” EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and reclassification of prior period financial statements to conform to the current period presentation. eGain has not reclassified these reductions to cost of revenue to revenue for prior years as the adoption of EITF 01-14 did not have a material impact on our financial statements in fiscal 2002 or prior periods.

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. Management has evaluated the impact of this statement and has determined that there is no material effect on eGain’s financial position or results of operations.

2.    BUSINESS COMBINATIONS

In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited (“eGain India”), formerly Nitman Software Private Limited, an ecommerce software development company located in Pune, India. Effective April 23, 2001, eGain acquired all of the outstanding capital stock of eGain India in exchange for a $921,000 cash payment and transaction costs totaling $65,000. The acquisition has been accounted for using the purchase method of accounting and the results of eGain India’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $301,000 of goodwill which is being amortized, net of impairment charges, on a straight-line basis over a period of four years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

On June 29, 2000, eGain acquired all of the outstanding common stock of Inference Corporation (“Inference”), a developer of one-to-one sales, service and support solutions over the Web, for $80,100,000. eGain issued 5,900,000 shares of its common stock in the acquisition and assumed options that can be exercised for 1,600,000 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and the results of Inference’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $76,060,000 of goodwill and other intangible assets that are being amortized, net of impairment charges, over estimated useful lives ranging from three to four years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

On March 7, 2000, eGain acquired all of the assets and liabilities of Big Science Company (“Big Science”), a developer of self-service software products for $34,200,000. eGain issued 740,000 shares of its common stock in the acquisition and assumed options that can be exercised for 50,000 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and the results of Big Science’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $34,423,000 of goodwill and other intangible assets that are being amortized over an estimated useful life of three years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    PURCHASED INTANGIBLE ASSETS INCLUDING GOODWILL

Purchased intangible assets, including goodwill consisted of the following (in thousands):

	June 30,
	2002	2001
Goodwill	$121,188	$121,188
Customer base	4,901	4,901
Assembled workforce	2,255	2,255
Developed technology	3,694	3,694

Total intangible assets including goodwill	$132,038	$132,038
Less accumulated amortization	(87,042)	(50,532)
Less impairment charge	(36,779)	—

Intangible assets including goodwill, net	$8,217	$81,506

Upon adoption of SFAS 142 in fiscal 2003, the Company will reclassify assembled workforce to goodwill and will no longer amortize goodwill.

The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. In the fourth quarter of 2002, the Company observed indicators that our acquired intangible assets and goodwill were possibly impaired. In addition to observing a continued deterioration of industry and market conditions, the Company was not able to meet operating plans for several quarters resulting in a revision of the Company’s cash flow forecast. These events were considered to be indicators of potential impairment and the Company evaluated the carrying value of its long-lived assets. The Company’s forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 34%, which represented the Company’s weighted average cost of capital. As a result of the evaluation, the Company concluded the book value of long-lived assets exceeded fair value by $36.8 million. The Company wrote off $36.8 million of unamortized goodwill which was charged to operations as impairment of long-lived assets in the fourth quarter of 2002.

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2002	2001
Computers and equipment	$16,143	$15,028
Furniture and fixtures	2,028	2,780
Leasehold improvements	368	1,837

Total	18,539	19,645
Accumulated depreciation and amortization	(12,803)	(7,968)

Property and equipment, net	$5,736	$11,677

Depreciation expense was $6,852,000, $6,007,000 and $1,887,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Included in computers and equipment at June 30, 2002, 2001 and 2000 are computer

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hardware and software under capital leases with cost totaling $2,250,000, $2,340,000 and $2,108,000, respectively. The accumulated depreciation related to the leased property was $1,960,000, $1,160,000 and $263,000 at June 30, 2002, 2001, and 2000, respectively.

5.    BANK BORROWINGS AND NOTES PAYABLE

On March 27, 2002, eGain entered into a credit agreement with Silicon Valley Bank (“SVB”). Under the credit agreement, SVB provided eGain a term loan, an equipment loan and a revolving line of credit (the “SVB Credit Facilities”). The term loan in the amount of $1,962,717 and the equipment loan in the amount of $304,431, are both secured by the assets of the Company and mature on February 29, 2004. The revolving line of credit is secured by the Company’s accounts receivable balance and matures on March 25, 2003. The aggregate maximum proceeds available under the revolving line of credit are $5.0 million, of which $1,432,876 was outstanding on March 27, 2002. The SVB Credit Facilities are subject to certain financial covenants and restrictions with respect to, among others, the quick ratio, liquidity, and profitability.

The proceeds of the SVB Credit Facilities were used to repay all outstanding obligations under the prior credit facility with Comerica Bank. On March 28, 2002 the credit agreement with Comerica Bank was terminated.

On May 16, 2002, eGain and SVB entered into a waiver and loan modification agreement, whereby SVB waived the event of default arising out of eGain’s failure to comply with the profitability covenant set forth in the credit agreement for the quarter ended March 31, 2002.

On June 25, 2002, eGain and SVB entered into the second waiver and loan modification agreement, whereby SVB waived the event of default arising out of eGain’s failure to comply with the adjusted quick ratio covenant set forth in the credit agreement for the month ended April 30, 2002. As part of this agreement, the original covenant requirements were eliminated and replaced with a liquidity covenant which required eGain to maintain a ratio of its cash balance to principal and accrued interest on its outstanding credit facilities of 2.0 to 1.0. Additionally, eGain was required to establish and maintain a 7-day unrestricted, renewable certificate of deposit in the amount of $3.5 million with SVB. As of June 30, 2002 eGain was in compliance with its covenant requirements, as amended.

Total borrowings under the SVB Credit Facilities were $2,778,000 at June 30, 2002, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Revolving line of credit	$ 881	March 25, 2003	Prime + 0.25%
Term loan	1,642	February 29, 2004	Prime + 0.50%
Equipment loan	255	February 29, 2004	Prime + 0.50%

	$2,778

In October 1998, eGain obtained a $1.5 million credit facility with a leasing company for equipment purchases. Borrowings under the credit facility are collateralized by certain fixed assets and bear an imputed interest rate of 13.68%. At June 30, 2002 and 2001, $156,000 and $360,000, respectively, were outstanding under the credit facility. In conjunction with the credit facility, eGain issued warrants to purchase 75,000 shares of its Series A preferred stock, which was converted into a right to purchase eGain’s common stock upon eGain’s initial public offering, at $0.8055 per share.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal debt repayments are due as follows (in thousands):

Fiscal Year
2003	$2,155
2004	779

$2,934

6.    INCOME TAXES

Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended June 30, 2002, 2001 or 2000.

As of June 30, 2002, eGain had a federal net operating loss carryforward of approximately $172,200,000. eGain also had federal research and development credit carryforwards of approximately $1,700,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2022, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of eGain’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$62,400	$52,200
Research credits	2,800	1,900
Capitalized research and development	1,900	1,400
Other individual immaterial items	5,800	5,300

Total deferred tax assets	72,900	60,800
Valuation allowance for deferred tax assets	(71,300)	(55,200)

Net deferred tax assets	1,600	5,600
Deferred tax liabilities:
Other intangibles	(1,600)	(5,600)

	$—	$—

FASB No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes eGain’s historical operating performance and the reported cumulative net losses in all prior years, eGain has provided a full valuation allowance against its net deferred tax assets.

The net valuation allowance increased by $16.1 million and $24.1 million during the years ended 2002 and 2001, respectively.

7.    COMMITMENTS

eGain leases its facilities under noncancelable operating leases that expire at various dates through fiscal year 2006. Rent expense for facilities under operating leases was $5,142,000, $5,364,000 and $1,553,000 for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, eGain generated sublease rental income of $839,000 for the year ended June 30, 2002. eGain also leases certain computer hardware and software under capital leases that expire at various dates through fiscal year 2005. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2003	$431	$4,671
2004	47	3,113
2005	10	2,058
2006	—	31
2007	—

Total minimum lease payments	488	$9,873

Less amount representing imputed interest	(43)

Present value of net minimum capital lease payments	445
Less current portion	(393)

Capital leases, excluding current portion	$52

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future minimum rentals to be received under noncancelable subleases were $1,800,000 as of June 30, 2002.

8.    EMPLOYEE BENEFIT PLANS

eGain sponsors an employee savings and retirement plan (the “401(k) Plan”) as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. eGain, at the discretion of its Board of Directors, may make contributions to the 401(k) Plan. eGain has not contributed to the 401(k) Plan since its inception.

9.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 3,826,000 shares of eGain’s common stock (the “Warrants”). The total proceeds of the offering were $88,500,000. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A aggregate liquidation preference was $100,379,000 at June 30, 2002. In the event of a liquidation, dissolution or winding up of eGain, before any distribution or payment to holders of common stock, Series A stockholders shall be entitled to be paid the greater of (i) the liquidation value, or (ii) an amount equal to the amount that Series A stock holders would be entitled to receive if they had converted their shares to common stock immediately prior to the record date in connection with such liquidation, dissolution or winding up. A consolidation, merger or other business combination resulting in the holders of the issued and outstanding voting securities immediately prior to such transaction owning or controlling a majority of the voting securities of the continuing or surviving entity immediately following such transaction shall not be deemed to be a liquidation, dissolution or winding up (unless in connection therewith, the liquidation of eGain is specifically approved). The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible at the option of the holder into common stock at any time.

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

The net cash proceeds of the offering, after expenses, were $82,601,000. In order to determine whether a beneficial conversion feature existed in connection with the offering, the proceeds were discounted by $25,300,000, representing the valuation of the 3,826,000 warrants issued in connection with the sale of Series A and B shares. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compute a discounted conversion price, which was compared to the fair market value of eGain’s common stock at the date of issuance to determine whether a beneficial conversion feature existed. Based upon the accounting literature in effect at the time of the issuance of the Series A shares, (EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the initial beneficial conversion charge of $19,335,000 was measured using an intrinsic value methodology at the date of issuance (the “commitment date”) and recognized at the date the Series A became convertible. In addition, the contingent beneficial conversion charge was measured at the commitment date but not recognized as the contingency (reset on August 8, 2001) had not been resolved. The incremental amount recognized at the date of reset was limited to the allocated proceeds of $63,169,000, less the initial charge of $19,335,000. In the year ended June 30, 2002, $43,834,000 was allocated to the beneficial conversion feature and was included in net loss applicable to common stockholders.

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

Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. In the year ended June 30, 2002, accrued dividends were $6,447,000.

Common Stock

On September 28, 1999, eGain completed an initial public offering in which it sold 5,000,000 shares of common stock at $12.00 per share for net proceeds of $54,700,000. In October 1999, the underwriters exercised an over-allotment option of 750,000 shares resulting in net proceeds of $8,300,000.

Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year, full recourse promissory notes. The notes bear interest ranging from 5.0% to 6.0% and expire at various dates through June 2004. eGain has the right to repurchase all unvested shares at the original exercise price upon employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally four years. There were 75,940 and 485,000 shares subject to repurchase at June 30, 2002 and 2001, respectively.

Common Stock Warrants

In connection with the acquisition of Sitebridge on April 30, 1999, eGain assumed warrants to purchase 121,000 shares of common stock at a price of $0.9916 per share, which expire in May 2003. In addition, eGain assumed warrants to purchase 30,000 shares of common stock at a price of $0.2754 per share, which expired in October 2001 and were never exercised.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. The ESPP has a one-year offering period that begins in May or November of each year, depending on which date the participant elects to enter the ESPP. The purchase price of the common stock will be equal to 85% of the lower of (1) the fair market value per share on the participant’s entry date into the offering period or (2) the fair market

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value per share on each semi-annual purchase date during the offering period. A total of 1,500,000 shares of common stock have been reserved for issuance under the ESPP, of which 750,000 shares had been issued as of June 30, 2002. During the years ended June 30, 2002 and 2001 there were 287,000 and 388,000 shares issued under the ESPP, respectively.

Tender Offer

In May 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, eGain employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price equal to or greater than $4.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was August 10, 2001. Those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date. Under the exchange program, options for 1,014,000 shares of the Company’s common stock were tendered and cancelled and 878,000 shares were issued as replacement grants on February 11, 2002 at a price of $1.43. There were 14,000 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options recorded during fiscal 2002.

2000 Stock Plan

In July 2000, the board of directors adopted the 2000 Non-Management Stock Option Plan (the “2000 Plan”), which provides for the grant of nonstatutory stock options to employees, advisors and consultants of eGain. Options under the 2000 Plan shall be granted at a price not less than 85% of the fair market value of the common stock on the date of grant. eGain’s board of directors determines the fair market value (as defined in the 2000 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant.

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Shares authorized for issuance	2,000,000
Options granted	(2,300,000)	2,300,000	$9.32
Options canceled	886,000	(886,000)	$9.48

Balance at June 30, 2001	586,000	1,414,000	$9.23

Options granted	(578,000)	578,000	$1.27
Options canceled	749,000	(749,000)	$9.19

Balance at June 30, 2002	757,000	1,243,000	$5.55

1998 Stock Plan

In June 1998, the board of directors adopted the 1998 Stock Plan (the “1998 Plan”), which provides for grant of stock options to eligible participants. Options granted under the 1998 Plan are either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock and nonstatutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the date of grant. eGain’s board of directors determines the fair market value (as defined in the 1998 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over a period of four years and expire no later than 10 years from the date of grant. Options are generally exercisable upon grant, subject to repurchase rights by eGain until vested.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 1999	647,000	1,481,000	$0.32
Additional authorization	3,000,000
Options granted	(4,179,000)	4,179,000	$19.25
Options exercised	—	(1,154,000)	$0.47
Options canceled	638,000	(638,000)	$19.39
Repurchases	153,000	—

Balance at June 30, 2000	259,000	3,868,000	$17.58
Additional authorization	2,000,000
Options granted	(2,271,000)	2,271,000	$5.49
Options exercised	—	(136,000)	$0.79
Options canceled	2,584,000	(2,584,000)	$17.75
Repurchases	265,000	—

Balance at June 30, 2001	2,837,000	3,419,000	$10.09
Options granted	(4,020,000)	4,020,000	$1.33
Options exercised	—	(61,000)	$1.10
Options canceled	2,774,000	(2,774,000)	$9.68
Repurchases	163,000	—

Balance at June 30, 2002	1,754,000	4,604,000	$2.81

In connection with the acquisition of Sitebridge, eGain assumed options to purchase 1,114,000 shares of common stock. During fiscal 2002, 31,000 options were exercised and 11,000 options were canceled at weighted average exercise prices of $0.14 and $0.14, respectively. As of June 30, 2002, 6,000 options were outstanding. In connection with the acquisitions of Big Science and Inference, eGain assumed options to purchase 50,000 and 1,611,000 shares of common stock, respectively, of which none and 194,000, respectively, were outstanding as of June 30, 2002.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.10–$0.56	703,000	9.57	$ 0.49	238,000	$ 0.47
$0.89–$1.00	641,000	8.50	$ 0.98	304,000	$ 0.98
$1.02–$1.42	675,000	9.58	$ 1.12	314,000	$ 1.04
$1.43–$1.43	763,000	9.63	$ 1.43	319,000	$ 1.43
$1.58–$1.58	766,000	9.19	$ .58	629,000	$ 1.58
$1.60–$2.07	557,000	9.32	$ 2.04	66,000	$ 2.05
$2.22–$4.75	656,000	8.34	$ 3.07	319,000	$ 3.36
$5.35–$8.66	293,000	7.55	$ 7.03	218,000	$ 7.04
$8.68–$8.69	573,000	8.14	$ 8.68	225,000	$ 8.68
$8.81–$47.63	420,000	7.92	$16.20	77,000	$18.41

$0.10–$47.63	6,047,000	8.91	$ 3.47	2,709,000	$ 3.07

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if eGain had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of eGain’s stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. eGain’s stock-based awards to employees have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

The fair value of eGain’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2002	2001	2000	2002	2001	2000
Expected life (years)	3.28	3.50	2.97	0.50	0.50	0.50
Expected stock price volatility	1.00	1.00	1.00	1.00	1.00	1.00
Risk-free interest rate	3.92%	6.00%	5.79%	2.70%	5.65%	5.79%

The weighted-average fair value of options granted in the years ended June 30, 2002, 2001 and 2000 was $0.70, $4.52 and $12.81, respectively.

For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the vesting period of the option. eGain’s pro forma information, which includes the stock option plans and the ESPP, for the fiscal years ended June 30, 2002, 2001 and 2000 is as follows (in thousands except for basic and diluted net loss per common share information):

	2002	2001	2000
Net loss applicable to common stockholders—actual	$(166,101)	$(127,420)	$(68,431)
Net loss applicable to common stockholders— pro forma	(168,478)	(134,618)	(80,271)
Net loss per common share:
Basic and diluted actual	$(4.58)	$(3.62)	$(2.92)
Basic and diluted pro forma	(4.65)	(3.83)	(2.96)

10.    RESTRUCTURING COSTS

During fiscal year 2002, eGain recorded restructuring charges totaling $8,964,000 pursuant to a plan approved by the required level of management necessary to execute its components. These charges were primarily related to the consolidation of eGain’s facilities in North America. In the first quarter of fiscal 2002, eGain initiated the plan of consolidation of facilities in North America resulting in a charge of $4,336,000. This amount included estimated future net rental payments on exited facilities of $3,511,000, as well as $810,000 in write-offs of leasehold improvements and $15,000 in professional services associated with the exited facilities.

In the third quarter of fiscal 2002, eGain incurred an additional charge of $138,000 related to exited facilities and a $70,000 restructuring credit related to cash received for leasehold improvements that were previously written off.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2002, eGain decided to extend the plan of facilities consolidation which resulted in an additional charge of $2,763,000 related to exited facilities and leasehold improvement write-offs of $575,000.

During fiscal 2002 year, eGain recorded a total severance charge of $1,222,000, which was primarily due to the reduction in worldwide workforce by 190 employees across all departments.

During fiscal 2001, eGain recorded restructuring charges totaling $1,443,000. These charges primarily related to a reduction in eGain’s worldwide workforce by 141 employees across all departments and office closures in North America pursuant to the adoption of eGain’s expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to legal and professional costs associated with the employee terminations. Of the total charges, $132,000, which was primarily related to legal and professional costs, remained unpaid as of June 30, 2002.

Details of the cumulative restructuring charges during the fiscal year ended June 30, 2002 are as follows (in thousands):

	Cash/Non-cash	FY01 Remaining Balance	FY02 Charges	Amount Paid/Used	Balance at 06/30/02
Excess facilities	Cash	$—	$6,412	$(1,449)	$4,963
Leasehold improvement write-offs	Non-cash	—	1,315	(1,315)	—
Employee severance	Cash	—	1,222	(1,222)	—
Professional services	Cash	220	15	(103)	132

Total restructuring charges		$220	$8,964	$(4,089)	$5,095

During fiscal 2000, eGain incurred $71,000 of restructuring charges related to the acquisition of Inference, all of which was paid as of June 30, 2002. eGain abandoned plans to occupy new office space in the United Kingdom and expensed professional services fees incurred in the design phase of the office space.

11.    LITIGATION

On October 25, 2001, a federal securities class action complaint was filed in the United States District Court for the Southern District of New York against eGain, certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. The Company believes it has good and valid defenses to these allegations, and eGain intends to defend the action vigorously. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

In March 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). The suit, which has only recently been filed, seeks unspecified damages. eGain intends to defend this claim vigorously and does not expect it to have a material impact on our results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

With the exception of these matters, eGain is not a party to any other material pending legal proceedings, nor is its property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of its business and incidental to its business, none of which are expected to have a material adverse impact upon its business, financial position or results of operations.

12.    SUBSEQUENT EVENTS—(Unaudited)

On August 30, 2002, eGain and SVB entered into the third waiver and loan modification agreement, whereby SVB waived the event of default arising out of eGain’s failure to comply with the liquidity covenant set forth in the credit agreement for the month ended August 31, 2002. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.7 million. In addition, eGain was required to secure all outstanding obligations under the SVB Credit Facilities (including the revolving line of credit), by establishing a restricted certificate of deposit in the amount of $2.6 million with SVB. The amount of the restricted certificate of deposit will be reduced as scheduled amortization payments on the term loan are made.

On September 23, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with SVB, which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.50% monthly administrative fee.

On August 20, 2002, eGain received an updated letter from Nasdaq indicating that eGain’s common stock had failed to achieve compliance with the $1.00 per share minimum bid price and that the common stock was therefore subject to delisting. On August 26, 2002, eGain issued a press release announcing receipt of this letter from Nasdaq and eGain’s intention to appeal the delisting determination of the Nasdaq staff. eGain currently has a hearing date scheduled for October 2002 before a Listing Qualifications Hearing Panel.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF eGAIN

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2002 Annual Meeting of Stockholders to be held on November 1, 2002 (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 20, 2002:

Name	Age	Position
Ashutosh Roy	36	Chief Executive Officer and Chairman
Gunjan Sinha	35	President and Director
Eric Smit	40	Chief Financial Officer
Arnold Adriaanse	50	Senior Vice President of Worldwide Sales, Professional Services and Marketing
Promod Narang	44	Vice President of Products and Engineering
Milind Kasbekar	47	Vice President of Finance and Administration

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

Eric Smit has served as Chief Financial Officer since August 2002. From April 2001 to July 2002, Mr. Smit served as Vice President, Operations of eGain since April 2001. From June 1999 to April 2001, Mr. Smit served as Vice President, Finance and Administration of eGain. From June 1998 to June 1999, Mr. Smit served as Director of Finance of eGain. From December 1996 to May 1998, Mr. Smit served as Director of Finance for WhoWhere? Inc., an Internet services company. From April 1993 to November 1996, Mr. Smit served as Vice President of Operations and Chief Financial Officer of Velocity Incorporated, a software game developer and publishing company. Mr. Smit holds a Bachelor of Commerce in Accounting from Rhodes University, South Africa.

Arnold Adriaanse has served as Senior Vice President of Worldwide Sales, Professional Services and Marketing since January 2002. Prior to joining eGain, Mr. Adriaanse served as Vice President of International

Sales for Aspect Communications from October 2000 to December 2001. From October 1999 to September 2000, Mr. Adriaanse served as Vice President of Product Management and Enterprise Accounts at Novell Inc. From 1990 to 1999, Mr. Adriaanse held various positions in Sales and Global Account Management at Oracle Corporation in the US and Europe. Mr. Adriaanse holds a Bachelors degree in Economics from Eerde International College, the Netherlands.

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

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

See Index to Financial Statements in Item 8 of this Report.

2.	Financial Statement Schedule

Financial statement schedule, which is included at the end of this report:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, not applicable or the information has been included in the consolidated financial statements or notes thereto.

3.	Exhibits

See the exhibits listed under Item 14(c) or filed or incorporated by reference herein. Each management contract or compensation plan or arrangement required to be filed has been identified.

(b)	Reports on Forms 8-K

None.

(c)	Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
2.1(a)	Agreement and Plan of Reorganization among eGain, Sitebridge Corporation, ECC Acquisition Corporation, Wendell Lansford, Prakash Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

2.2(b)	Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among eGain, Big Science Corporation (“BSC”) and certain shareholders of BSC.

2.3(c)	Agreement and Plan of Merger, dated as of March 16, 2000, between Inference Corporation, Intrepid Acquisition Corporation, and eGain.

3.1	Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

3.2
Amended and Restated Bylaws filed as Exhibit 3.3 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1(a)	Amended and Restated Investors’ Rights Agreement dated as of April 30, 1999.

4.2	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

Exhibit No.	Description of Exhibits
10.3(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.4(a)#	1999 Employee Stock Purchase Plan.

10.5(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.6(a)	Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and Imperial Bank.

10.7(a)	Senior Loan and Security Agreement No. 6194 dated as of October 15, 1998 between Registrant and Phoenix Leasing Incorporated.

10.8(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.9(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.10(d)#	Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition).

10.11(e)#	eGain Communications Corporation 2000 Non-management Stock Option Plan.

10.12(f)#	Inference Corporation 1998 Non-Management Stock Option Plan.

10.13(g)#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition).

10.14(g)#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition).

10.15(h)#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition).

10.16	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.17
Amended and Restated Starter Kit Loan and Security Agreement between Registrant and Imperial Bank dated as of March 29, 2001, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001, and incorporated by reference herein.

10.18
Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 27, 2002, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

10.19	Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated May 16, 2002.

10.20	Second Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated June 25, 2002.

10.21	Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see Signature Page).

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)	Incorporated by reference to eGain’s Current Report on Form 8-K filed with the Commission on March 22, 2000.

(c)
Incorporated by reference to Appendix A to Proxy Statement Prospectus, dated May 22, 2000, that forms a part of eGain’s Registration Statement on Form S-4/A, filed with the Commission on May 15, 2000 (File No. 333-34848).

(d)
Incorporated by reference to Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.

(e)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.
(f)	Incorporated by reference to Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 filed with the Commission on April 29, 1999.
(g)	Incorporated by reference to Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471 filed with the Commission on September 3, 1999.
(h)	Incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.
#	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2002.

eGAIN COMMUNICATIONS CORPORATION

By:	/S/ ASHUTOSH ROY
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

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2002

/S/ GUNJAN SINHA Gunjan Sinha	President and Director	September 30, 2002

/S/ ERIC SMIT Eric Smit	Chief Financial Officer (Principal Financial Officer)	September 30, 2002

/S/ MILIND KASBEKAR Milind Kasbekar	Vice President—Finance and Administration (Principal Accounting Officer)	September 30, 2002

/S/ MARK A. WOLFSON Mark A. Wolfson	Director	September 30, 2002

/S/ DAVID BROWN David Brown	Director	September 30, 2002

Phiroz P. Darukhanavala	Director	September 30, 2002

CERTIFICATIONS

I, Ashutosh Roy, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of eGain Communications Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/S/ ASHUTOSH ROY
Ashutosh Roy
Date: September 30, 2002

I, Eric Smit, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of eGain Communications Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/S/ ERIC SMIT
Eric Smit
Date: September 30, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2002	$1,398	$1,794	$2,632	$560
Year ended June 30, 2001	$714	$2,371	$1,687	$1,398
Year ended June 30, 2000	$14	$734	$34	$714