Form 10-Q
period 2002-09-30
EGAIN COMMUNICATIONS CORP
filed 2002-11-15
CIK 1066194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-30260

eGAIN COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

624 E. Evelyn Avenue, Sunnyvale, CA	94086
(Address of principal executive offices)	(Zip Code)

(408) 212-3400
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002
Common Stock $0.001 par value	36,598,849

eGAIN COMMUNICATIONS CORPORATION

i

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,790	$9,892
Restricted cash	1,722	—
Accounts receivable, net	3,937	4,968
Prepaid and other current assets	3,853	4,472

Total current assets	12,302	19,332
Property and equipment, net	4,471	5,736
Goodwill, net	4,880	4,130
Intangible assets, net	2,701	4,087
Other assets	1,891	2,259

	$26,245	$35,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,462	$3,176
Accrued compensation	1,717	2,494
Accrued liabilities	1,688	2,162
Current portion of accrued restructuring	3,076	3,116
Deferred revenue	3,828	3,555
Current portion of bank borrowings	1,914	1,999
Current portion of notes payable	114	156
Current portion of capital lease obligations	232	393

Total current liabilities	15,031	17,051
Bank borrowings, net of current portion	476	779
Capital lease obligations, net of current portion	33	52
Accrued restructuring, net of current portion	1,479	1,979
Other long term liabilities	221	214

Total liabilities	17,240	20,075
Commitments
Stockholders’ equity:
Series A cumulative convertible preferred stock;
Aggregate liquidation preference of $102,087 at September 30, 2002	96,189	94,481
Common stock	37	37
Additional paid-in capital	218,636	220,398
Notes receivable from stockholders	(104)	(103)
Deferred stock compensation	(137)	(257)
Accumulated other comprehensive income (loss)	(52)	59
Accumulated deficit	(305,564)	(299,146)

Total shareholders’ equity	9,005	15,469

	$26,245	$35,544

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2002	2001
Revenue:
Hosting	$1,046	$2,041
License	1,817	2,060
Services	2,808	3,939

Total revenue	5,671	8,040
Cost of revenue—direct	3,416	5,068
Cost of revenue—acquisition related	300	362

Gross profit	1,955	2,610
Operating costs and expenses:
Research and development	1,933	4,574
Sales and marketing	3,474	8,602
General and administrative	1,450	3,805
Amortization of goodwill and other intangible assets	337	9,194
Amortization of deferred compensation	66	302
Restructuring	1,047	4,785

Total operating costs and expenses	8,307	31,262

Loss from operations	(6,352)	(28,652)
Non-operating income (expense)	(66)	233

Net loss	(6,418)	(28,419)
Dividends on convertible preferred stock	(1,708)	(1,598)
Beneficial conversion feature on convertible preferred stock	—	(43,834)

Net loss applicable to common stockholders	$(8,126)	$(73,851)

Per Share information:
Basic and diluted net loss per common share	$(0.22)	$(2.06)

Weighted average shares used in computing basic and diluted net loss per common share	36,599	35,916

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,418)	$(28,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,313	1,850
(Gain) loss on disposal of fixed assets	(15)	812
Amortization of goodwill and other intangible assets	636	9,556
Amortization of deferred compensation	65	302
Changes in operating assets and liabilities:
Restricted cash	(1,722)	—
Accounts receivable	1,031	4,121
Prepaid and other current assets	619	(88)
Other assets	368	39
Accounts payable	(714)	(1,788)
Accrued compensation	(777)	(1,093)
Accrued liabilities	(474)	270
Accrued restructuring	(540)	3,466
Deferred revenue	273	(850)
Other liabilities	7	15

Net cash used in operating activities	(6,348)	(11,807)
Cash flows from investing activities:
Purchases of property and equipment	(33)	(464)

Net cash used in investing activities	(33)	(464)
Cash flows from financing activities:
Payments on borrowings	(1,203)	(277)
Payments on capital lease obligations	(180)	(250)
Proceeds from borrowings	773	271
Net proceeds from issuance of common stock	—	31

Net cash used in financing activities	(610)	(225)
Effect of exchange rate differences on cash	(111)	(172)

Net increase (decrease) in cash and cash equivalents	(7,102)	(12,668)
Cash and cash equivalents at beginning of period	9,892	42,613

Cash and cash equivalents at end of period	$2,790	$29,945

Supplemental cash flow disclosures:
Cash paid for interest	$56	$154

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of eGain, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of eGain’s financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with eGain’s audited consolidated financial statements and notes thereto for the year ended June 30, 2002, included in eGain’s Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2002 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of eGain’s operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

Revenue from sales to resellers are recognized either upon delivery to the reseller or on a sell-through basis, depending on the facts and circumstances of the transaction, such as eGain’s understanding of the reseller’s use of its software, the reseller’s financial status, and eGain’s past experience with the particular reseller. Accordingly, the decision whether to recognize revenue to resellers either upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

Note 3.    Goodwill and Other Intangible Assets

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2002	September 30, 2002
Gross carrying amount of goodwill	$86,664	$84,409
Gross carrying amount of assembled workforce	—	2,255

Adjusted gross carrying amount of goodwill	86,664	86,664

Accumulated amortization of goodwill	(81,784)	(80,279)
Accumulated amortization of assembled workforce reclassified to goodwill	—	(1,505)
Net carrying amount of goodwill	$4,880	$4,880

The following table summarizes the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(2,989)	$1,912
Acquired developed technology	3,694	(2,905)	789

Total	$8,595	$(5,894)	$2,701

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(2,472)	$2,429
Acquired developed technology	3,694	(2,786)	908

Total	$8,595	$(5,258)	$3,337

Effective July 1, 2002, eGain adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, eGain is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a net carrying value of $750,000, which do not quality as separate intangible assets under SFAS No. 142, have been reclassed to goodwill. Upon initial application in connection with the transitional goodwill impairment evaluation under SFAS No. 142, the Company has completed a goodwill review as of the date of adoption - July 1, 2002 and found no impairment of goodwill beyond amounts previously recorded at that date. The following adjusted earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization (in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Net loss—as reported	$(8,126)	$(73,851)
Adjustments:
Amortization of goodwill	$—	$8,731
Amortization of acquired workforce intangible previously classified as purchased intangible	$—	$188

Net losss applicable to common stockholders—as adjusted	$(8,126)	$(64,932)

Basic and diluted net loss per common share—as reported	$(0.22)	$(2.06)

Basic and diluted net loss per common share—as adjusted	$(0.22)	$(1.81)

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

For the three months ended September 30, 2002, there was no impairment of long-lived assets.

Note 4.     Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Net loss applicable to common stockholders	$(8,126)	$(73,851)

Basic and diluted:
Weighted-average shares outstanding	36,657	36,416
Less weighted-average shares subject to repurchase	(58)	(500)

Weighted-average shares used in computing basic and diluted net loss per common share	36,599	35,916

Basic and diluted net loss per common share	$(0.22)	$(2.06)

Options and warrants to purchase 9,147,878 and 9,216,000 shares of common stock were outstanding at September 30, 2002 and 2001, respectively. In addition, convertible preferred stock convertible into 17,949,000 and

16,796,000 shares of common stock were outstanding at September 30, 2002 and 2001, respectively. The above amounts were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 5.    Comprehensive Loss

eGain’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments held as available-for-sale. Comprehensive loss was $6.5 million and $28.6 million for the three months ended September 30, 2002 and 2001, respectively. These amounts were not materially different from net loss as reported in the consolidated statements of operations.

Note 6.    Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by eGain’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. eGain’s chief operating decision-maker, as defined under SFAS No. 131, is its executive management team. To date, eGain has viewed its operations and manages its business as principally one segment, the development, license, implementation and support of its customer interaction management software solutions. eGain’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance.

Information relating to eGain’s geographic areas is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Total Revenue:
North America	$3,097	$4,995
Europe	2,365	2,246
Asia Pacific	209	799
India	—	—

	$5,671	$8,040

Operating Loss:
North America	$4,793	$26,427
Europe	699	1,075
Asia Pacific	280	606
India	580	544

	$6,352	$28,652

In addition, identifiable assets corresponding to eGain’s geographic areas are as follows (in thousands):

	September 30,
	2002	2001
North America	$14,951	$52,617
Europe	2,582	3,859
Asia Pacific	525	616
India	606	615

	$18,664	$57,707

During the three months ended September 30, 2002 and 2001, no single customer accounted for more than 10% of eGain’s total revenue.

Note 7.    Bank Borrowings

On September 20, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with SVB, which replaced the existing revolving line of credit. The Accounts Receivables Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.50% monthly administrative fee. As of September 30, 2002, there was approximately $770,000 outstanding under this agreement. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.7 million which was secured by establishing a restricted certificate of deposit for $1.7 million. This will be reduced as scheduled amortization payments on the term loan are made.

Total borrowings under the SVB Credit Facilities were $2,390,000 at September 30, 2002, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Accounts Receivable Facility	$770	March 31, 2003	Prime + 5.0%
Term loan	1,620	February 29, 2004	Prime

	$2,390

Note 8.    Restructuring

During the three months ended September 30, 2002, pursuant to a plan approved by the required level of management necessary to execute its components. eGain recorded restructuring charges totaling $1,047,000. These charges were primarily related to severance payments associated with planned headcount reductions and the closure of local offices in both Holland and France. Out of the total charges, there was $38,000 in professional fees incurred and paid that were associated with the legal issues in the headcount reduction. During the three months ended September 30, 2002, eGain reduced its worldwide workforce by 94 employees across all departments pursuant to the adoption of eGain’s expense management strategy.

The total payment in the quarter ended September 30, 2002 was $1,587,000, which was primarily consisted of $713,000 employee severance and $38,000 professional services incurred in fiscal 2003, $796,000 related to the consolidation of facilities in North America in fiscal 2002, as well as $40,000 in professional services accrued since fiscal 2001.

Details of the fiscal 2003 restructuring charges are as follows (in thousands):

	Cash/Non- cash	Q1’03 Charges	Amount Paid/Used	Balance at 09/30/02
Excess facilities	Cash	296		296
Employee severance	Cash	713	(713)	—
Professional services	Cash	38	(38)	—

Total restructuring charges		$1,047	$(791)	$296

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

Details of the cumulative fiscal 2002 restructuring charges are as follows (in thousands):

	Cash/Non- cash	FY02 Charges	Amount Paid/Used	Balance at 09/30/02
Excess facilities	Cash	$6,412	$(2,245)	$4,167
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—
Employee severance	Cash	1,222	(1,222)	—
Professional services	Cash	15	(15)	—

Total restructuring charges		$8,964	$(4,001)	$4,167

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

Details of the cumulative fiscal 2001 restructuring charges are as follows (in thousands):

	Cash/Non- cash	FY01 Charges	Amount Paid/Used	Balance at 09/30/02
Excess facilities	Cash	263	(263)	—
Employee severance	Cash	917	(917)	—
Professional services	Cash	263	(171)	92

Total restructuring charges		$1,443	$(2,051)	$92

The remaining restructuring accrual balance is related to $92,000 of charges for professional services related to fiscal 2001 that eGain is expecting to pay whenever a lawsuit is filed related to the planned headcount reduction.

Note 9.    New Accounting Pronouncements

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. eGain does not expect the adoption of this accounting pronouncement to have a material effect on its consolidated financial position or results of operations.

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. eGain does not expect the adoption of this accounting pronouncement to have a material effect on its consolidated financial position or results of operations.

Note 10.    Litigation

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

In March 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). The suit, which has only recently been filed, seeks unspecified damages. eGain intends to defend this claim vigorously and does not expect it to have a material impact on its results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

On November 5, 2002, a complaint was filed in the Santa Clara County Superior Court against the Company by Synergism Investors, a landlord for space formerly occupied by eGain, for damages allegedly due under a Lease Termination Agreement. On November 12, 2002, the plaintiff sought and obtained a Temporary Protective Order in the amount of $245,124.74, pending a hearing on a right to attach order currently scheduled for December 17, 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, the expansion of eGain’s eService platform, the continued expansion of global distribution capabilities, the development of eGain’s strategic relationships, the factors influencing competition in eGain’s market, eGain’s limited operating history, expected net losses, the adequacy of capital resources, the continued need for eService solutions, the continued acceptance of eGain’s Web-native architecture, eGain’s levels of investment in research and development and sales and marketing and the overall volatility of technology companies. eGain’s actual results could differ materially from those discussed in statements relating to eGain’s future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain is a leading provider of eService software for Global 2000 companies. eGain’s solutions are designed to enable companies to transform traditional customer call centers into knowledge-powered multi-channel contact centers. The company’s solutions have a proven track record of helping businesses deliver a superior customer experience and establishing profitable, long-term customer relationships, while reducing operating and technology costs. eGain offers an integrated platform that is designed to enable companies to offer both assisted (email management, web collaboration, knowledge management, and call center integration tools) and unassisted (integrated set of self-service solutions) online customer service. Built using a Java-based, 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

Recent Developments

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last fiscal year, it expects to incur additional operating losses, at least through the second quarter of fiscal 2003 if not longer. As of September 30, 2002, eGain had a working capital deficit of $2.7 million. eGain’s working capital requirements in the foreseeable future will depend on a variety of factors in particular that revenue growth rates remain stable and that customers continue to pay on a timely basis, and are subject to numerous risks. eGain is currently focused on reducing its expenses and pursuing strategic alternatives and/or additional equity or debt financing in the near term. There can be no assurance that eGain will be able to consummate a strategic transaction on terms favorable to eGain stockholders or at all. In addition, eGain believes it is unlikely that additional financing is available in the near term, or that if available, such financing would be on terms favorable to eGain or eGain’s stockholders. If eGain is unable to consummate a strategic transaction in the near term and if such financing is not available, eGain may be unable to meet operating obligations and could be required to initiate bankruptcy proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

eGain’s common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective with the open of business on Tuesday, November 5, 2002. eGain’s common stock will remain listed on the SmallCap Market until at least November 18, 2002, and may be eligible for continued listing, depending on the Company’s compliance with certain Nasdaq SmallCap Market listing requirements. While eGain expects that an additional 180-day grace period for the $1 minimum bid price requirement will be available following November 18, 2002, there can be no assurance that this will in fact be the case. See further discussion of this matter under “Additional Factors that May Affect Future Results.”

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses eGain’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets and restructuring. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

eGain derives revenues from three sources, hosting fees, license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of its revenue for any period if different conditions were to prevail.

eGain applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

eGain recognizes license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, eGain uses the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

eGain recognizes hosting services revenue ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

eGain uses a signed software license and services agreement and order form as evidence of an arrangement for sales of software, hosting, maintenance and support. eGain uses a signed engagement letter to evidence an arrangement for system implementation consulting and training.

Software is delivered to customers electronically or on a CD-ROM. eGain assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. eGain’s standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. eGain assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If eGain determines that collection of a fee is not reasonably assured, eGain defers the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, eGain accounts for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

The majority of eGain’s consulting and implementation services qualify for separate accounting. eGain uses vendor-specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. eGain’s consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, eGain recognizes revenue upon completion of specific contractual milestones or using the percentage of completion method. For time-and-materials contracts, eGain recognizes revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Training revenue is recognized when training is provided.

Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis, depending on the facts and circumstances of the transaction, such as eGain’s understanding of the reseller’s use of its software, the reseller’s financial status and eGain’s past experience with the particular reseller. Accordingly the decision whether to recognize revenue to resellers either upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

Valuation of Long-Lived Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. During the first six months of fiscal 2003, eGain will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002, using the two-step process required under SFAS 142. eGain has not yet determined what effect these tests will have on its earnings and financial position. Goodwill will be tested for impairment annually during the fourth quarter of each year as well as whenever indicators of impairment exist.

Long-lived assets, including intangible assets, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a long lived asset other than goodwill is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. An impairment charge is recorded if the carrying amount of the asset exceeds the sum of the expected undiscounted cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur. In addition, eGain’s depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Restructuring

eGain has taken restructuring charges related to excess facilities and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that eGain has abandoned. These reserves are based upon eGain’s estimate of triggering events, such as the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the restructuring charge will be made in future periods, if necessary, should different conditions prevail from those anticipated in eGain’s original estimate.

Allowance for Doubtful Accounts

eGain maintains an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. eGain reviews its trade receivables by aging category to identify specific customers with known disputes or collectibility issues. eGain exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If eGain made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months September 30,
	2002	2001
Revenue:
Hosting	18%	25%
License	32%	26%
Services	50%	49%

Total revenue	100%	100%
Cost of revenue—direct	60%	63%
Cost of revenue—acquisition related	5%	4%

Gross profit	35%	33%

Operating costs and expenses:
Research and development	34%	57%
Sales and marketing	61%	107%
General and administrative	26%	47%
Amortization of goodwill and other intangible assets	6%	114%
Amortization of deferred compensation	1%	4%
Restructuring	19%	60%

Total operating costs and expenses	147%	389%

Loss from operations	(112)%	(356)%

Total revenue decreased 29% to $5.7 million in the quarter ended September 30, 2002 from $8.0 million in the quarter ended September 30, 2001. The decrease was primarily attributable to a sharp decline in licensed and hosted customer orders worldwide resulting from the continued weak macro-economic environment. During the quarters ended September 30, 2002 and September 30, 2001, no single customer accounted for more than 10% of total revenue.

Hosting revenue decreased 49% to $1.0 million in the quarter ended September 30, 2002 from $2.0 million in the quarter ended September 30, 2001. The decrease was primarily attributable to a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts due to decreased customer IT spending. Hosting revenue represented 18% and 25% of total revenue for the quarters ended September 30, 2002 and 2001, respectively.

License revenue decreased 12% to $1.8 million in the quarter ended September 30, 2002 from $2.1 million in the quarter ended September 30, 2001. The decrease was due primarily to the large decline in customer orders worldwide as a result of the continued weak macro-economic environment. License revenue represented 32% and 26% of total revenue for the quarters ended September 30, 2002 and 2001, respectively.

Services revenue decreased 29% to $2.8 million in the quarter ended September 30, 2002 from $3.9 million in the quarter ended September 30, 2001. The decrease was mainly attributable to a decline in licensed customer orders in North America during the six months ended September 30, 2002, compared to the same periods last year. North America services revenue decreased due to a decline in maintenance contracts, customer implementations, system integration projects, largely due to reduced IT spending consistent with the weak macroeconomic environment. Services revenue represented 50% and 49% of total revenue for the quarters ended September 30, 2002 and 2001, respectively.

Cost of Revenue – Direct

Cost of revenue – direct includes personnel costs for eGain’s hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain’s hosted network, third-party software royalties, lease costs paid to remote co-location centers and, to a lesser extent, occupancy costs and related overhead. Cost of revenue-direct decreased 33% to $3.4 million in the quarter ended September 30, 2002 from $5.1 million in the quarter ended September 30, 2001. The decrease was primarily due to a decline in headcount through planned workforce reductions, a decline in outside contractor services and a reduction in co-location lease costs offset by an increase in third-party software royalties. Additionally, there was a reduction in facilities-related expenses in each period resulting from the consolidation of eGain’s excess facilities in North America during the quarter ended September 30, 2001. eGain anticipates that costs of revenue will decrease in the following quarter as a result of temporary and ongoing cost control measures.

Cost of Revenue – Acquisition Related

Cost of revenue – acquisition related decreased 17% to $300,000 in the quarter ended September 30, 2002 from $362,000 in the quarter ended September 30, 2001. The decrease was primarily due to a discontinuance of the amortization of acquired workforce intangibles that was reclassified to goodwill in the quarter ended September 30, 2002 in accordance with SFAS 142. These amounts consisted of amortization of developed technology resulting from eGain’s business combinations in fiscal 2000.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and occupancy costs and related overhead. Research and development expenses decreased 58% to $1.9 million in the quarter ended September 30, 2002 from $4.6 million in the quarter ended September 30, 2001. The decrease was primarily due to a decline in headcount through planned workforce reductions, a decline in outside contractor services and the ongoing migration of development resources to eGain India. eGain anticipates that research and development expenses will decrease in the following quarter as a result of temporary and ongoing cost control measures.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of eGain’s sales, marketing and business development personnel, advertising, trade show and other promotional costs, and occupancy costs and related overhead. Sales and marketing expenses decreased 60% to $3.5 million in the quarter ended September 30, 2002 from $8.6 million in the quarter ended September 30, 2001. The decrease was primarily due to a decline in headcount through planned workforce reductions and a decrease in spending on advertising and marketing programs. eGain anticipates that sales and marketing expenses will decrease in the following quarter as a result of temporary and ongoing cost control measures.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for eGain’s finance, human resources, administrative and legal services personnel, fees for outside professional services, bad debt expense, and occupancy costs and related overhead. General and administrative expenses decreased 62% to $1.5 million in the quarter ended September 30, 2002 from $3.8 million in the quarter ended September 30, 2001. The decrease was primarily due to a decline in bad debt expense in comparison to the quarter ended September 30, 2001 in which eGain took a very large charge for bad debt. The lower general and administrative expenses were also the result of the decrease in headcount through planned workforce reductions as well as a decline in outside professional services. eGain anticipates that general and administrative expenses will decrease in the following quarter as a result of temporary and ongoing cost control measures.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangibles decreased 96% to approximately $337,000 during the quarter ended September 30, 2002 from $9.2 million during the quarter ended September 30, 2001. This decrease was due to the adoption of SFAS No. 142 on July 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.

Amortization of Deferred Compensation

Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” eGain recorded amortization of deferred compensation of $66,000 and $302,000 in the quarters ended September 30, 2002 and 2001, respectively.

Restructuring

During the three months ended September 30, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $1,047,000. These charges were primarily related to severance payments associated with planned headcount reductions and the closure of local offices in Holland and France. During the three months ended September 30, 2002, eGain reduced its worldwide workforce by 94 employees across all departments pursuant to the adoption of eGain’s expense management strategy.

Non-operating Income (expense)

Non-operating expense was $66,000 in the quarter ended September 30, 2002, compared to non-operating income of $233,000 in the quarter ended September 30, 2001. The decrease primarily consisted of a decrease in interest income resulting from a decline in eGain’s average cash balance and lower interest rates, coupled by an increase in interest expense from increased bank borrowings.

Liquidity and Capital Resources

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last fiscal year, it expects to incur additional operating losses, at least through the second quarter of fiscal 2003 if not longer. As of September 30, 2002, eGain had a working capital deficit of $2.7 million. eGain’s working capital requirements in the foreseeable future will depend on a variety of factors in particular that revenue growth rates remain stable and that customers continue to pay on a timely basis, and are subject to numerous risks. eGain is currently focused on reducing its expenses and pursuing strategic alternatives and/or additional equity or debt financing in the near term. There can be no assurance that eGain will be able to consummate a strategic transaction on terms favorable to eGain stockholders or at all. In addition, eGain believes it is unlikely that additional financing is available in the near term, or that if available, such financing would be on terms favorable to eGain or eGain’s stockholders. If eGain is unable to consummate a strategic transaction in the near term and if such financing is not available, eGain may be unable to meet operating obligations and could be required to initiate bankruptcy proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 20, 2002, eGain entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (see Notes To Condensed Consolidated Financial Statements, Note 7: Bank Borrowings),, which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.50% monthly administrative fee. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.7 million which was secured by establishing a restricted certificate of deposit for $1.7 million. This will be reduced as scheduled amortization payments on the term loan are made. There was no covenant requirement under this agreement.

As of September 30, 2002, $770,000 was outstanding under the Revolver, which bears interest at the bank’s prime rate plus 5.0%, while $1.6 million was outstanding under the Term Loan, which bears interest at the bank’s prime rate. With the restructuring agreement in September 2002, the line of credit was replaced by a factoring arrangement and the term loan was 100% cash collateralized. There was no covenant requirement for eGain.

On September 30, 2002, cash and cash equivalents were $4.5 million, a decrease of $5.4 million since June 30, 2002. Working capital at September 30, 2002 was $(2.7) million, a decrease of $5 million since June 30, 2002. The $4.5 million cash and cash equivalents consist of $2.8 million unrestricted and $1.7 million restricted.

Net cash used in operating activities was $6.3 million and $11.8 million in the three months ended September 30, 2002 and 2001, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

Net cash used in investing activities was $33,000 and $464,000 in the three months ended September 30, 2002 and 2001, respectively. Cash used in investing activities in each period was primarily due to property and equipment purchases.

Net cash used in financing activities was $610,000 and $225,000 in the three months ended September 30, 2002 and 2001, respectively. Cash used in financing activities in each period was primarily due to payments on borrowings and capital leases, partially offset by proceeds from borrowings.

The following table summarizes eGain’s contractual obligations as of September 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2003	2004	2005	2006	Total
Capital leases	$208	$47	$10	$—	$265
Operating leases	3,818	3,113	2,058	31	9,020
Bank borrowings and notes payable	2,028	476	—	—	2,504

	$6,054	$3,636	$2,068	$31	$11,789

Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

eGain incurred a net loss of $6.4 million for the quarter ended September 30, 2002. As of September 30, 2002, eGain had an accumulated deficit of approximately $305.6 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. Even if eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

eGain will need additional capital, and raising additional capital may be difficult or impossible and will likely dilute existing stockholders

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last fiscal year, it expects to incur additional operating losses, at least through the second quarter of fiscal 2003 if not longer. As of September 30, 2002, eGain had a working capital deficit of $2.7 million. eGain’s working capital requirements in the foreseeable future will depend on a variety of factors in particular that revenue growth rates remain stable and that customers continue to pay on a timely basis, and are subject to numerous risks. eGain is currently focused on reducing its expenses and pursuing strategic alternatives and/or additional equity or debt financing in the near term. There can be no assurance that eGain will be able to consummate a strategic transaction on terms favorable to eGain stockholders or at all. In addition, eGain believes it is unlikely that additional financing is available in the near term, or that if available, such financing would be on terms favorable to eGain or eGain’s stockholders. If eGain is unable to consummate a strategic transaction in the near term and if such financing is not available, eGain may be unable to meet operating obligations and could be required to initiate bankruptcy proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

eGain faces possible Nasdaq delisting which would result in a limited public market for its common stock and make obtaining future equity financing more difficult

eGain must satisfy a number of requirements to maintain its listing on the Nasdaq Stock Market (comprised of the Nasdaq National Market and the Nasdaq SmallCap Market), including maintaining a minimum bid price for its common stock of $1.00 per share. A company fails to satisfy this requirement if its closing bid price remains below $1.00 per share for 30 consecutive trading days.

eGain’s common stock commenced trading on the Nasdaq SmallCap Market on November 6, 2002, pending approval by The Nasdaq Stock Market, Inc. of its November 6, 2002 application to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. eGain determined to apply voluntarily for transfer to the Nasdaq SmallCap Market in order to avoid anticipated Nasdaq National Market delisting proceedings and to take advantage of the Nasdaq SmallCap Market rule which provides an extended grace period for compliance with the $1.00 per share minimum bid requirement. eGain had received a letter from Nasdaq on May 20, 2002, notifying eGain that during the preceding 30 consecutive trading days, the bid price of its common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that eGain had 90 calendar days to demonstrate compliance with such rule and that, if eGain were not in compliance by that date, Nasdaq would notify eGain that its securities would be delisted from the Nasdaq National Market.

eGain’s application to transfer the listing of its common stock to the Nasdaq SmallCap Market stayed Nasdaq National Market delisting proceedings related to non-compliance with the Nasdaq National Market’s $1.00 per share minimum bid price requirement. eGain has until November 18, 2002 to satisfy the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement. After that, eGain could also be eligible for an additional 180 calendar day grace period provided that at such time eGain meets the initial listing requirements for the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A), which requires, generally, an issuer to have (i) stockholders’ equity of $5 million, (ii) a market capitalization of $50 million or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years. While eGain expects that an additional 180-day grace period for the $1 minimum bid price requirement will be available following November 18, 2002, there can be no assurance that this will in fact be the case.

If a delisting from the Nasdaq National Market or the Nasdaq SmallCap Market were to occur, shares of eGain’s common stock would likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The “pink sheets” and the OTC Bulletin Board are generally considered less efficient than the Nasdaq National Market and the Nasdaq SmallCap Market. Consequently, selling eGain common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of eGain may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from the Nasdaq National Market or the Nasdaq SmallCap Market, or further declines in eGain’s stock price, could also greatly impair its ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by any issuance of equity in financing or other transactions. The price at which eGain issues shares in such transactions is generally based on the market price of its common stock and a decline in the stock price could result in the need for eGain to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

In addition, if eGain’s common stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market, eGain may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell eGain’s common stock and affect the ability of holders to sell their shares of eGain common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

The conversion of eGain’s preferred shares and the exercise of the related warrants would result in a substantial number of additional shares being issued, which could result in a decline in the market price of eGain’s common stock

On August 8, 2000, eGain issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase 3.8 million shares of eGain’s common stock with a current warrant exercise price of $5.6875 per share. The Series A shares have a liquidation preference of $100,000 per share, or an aggregate liquidation preference of $88.5 million, which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis (the “Liquidation Value”). The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $5.6875 per share. By way of illustration, at the current conversion price of $5.6875 per share, the Series A shares would be convertible into 17.7 million shares of common stock.

To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a significant number of shares of common stock may be sold into the market, which could decrease the price of eGain’s common stock. If not sooner converted, on August 8, 2005 eGain must either, at its option, (i) redeem each outstanding share of Series A, at a redemption price equal to the Liquidation Value plus any declared but unpaid dividends or (ii) convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of the common stock on the 20 consecutive trading days immediately prior to the redemption date.

eGain preferred stock carries a substantial liquidation preference

In the event of a liquidation, dissolution or winding up of eGain, the holders of Series A shares would be entitled to receive, prior to distribution of any proceeds to holders of common stock, proceeds equal to the greater of (i) $88.5 million (plus increases in such liquidation preference at an annual rate of 6.75% from August 8, 2000) or (ii) the amount the holders of the Series A shares would have received had they converted their shares into common stock immediately prior to such liquidation, dissolution or winding up. If eGain enters into a transaction pursuant to which it sells or transfers all or substantially all of its assets or it enters into a merger with another company, then at the option of the holder of Series A shares, (A) each share of Series A may be converted into convertible equity securities of the entity acquiring eGain or (B) each Series A share may convert into shares of common stock based on the Liquidation Value, calculated as of the later of (x) the closing date of such transaction or (y) August 8, 2003. In the event that eGain were to enter into a merger or sale the total value of the transaction would be less than the Liquidation Value and, a buyer would be unwilling to assume the liquidation preferences and other obligations represented by the Series A shares. Consequently, eGain currently anticipates that a transaction resulting in the sale of the Company would result in substantially all of the proceeds of such transaction being distributed to the holders of the Company’s Series A shares.

eGain’s cost reduction initiatives may adversely affect the morale and performance of eGain’s personnel and its ability to hire new personnel

In connection with eGain’s effort to streamline operations and reduce costs to better align operating costs and expenses with revenue trends, eGain has been restructuring its organization for the past several quarters, resulting in substantial reductions in eGain’s workforce. eGain has reduced its employees’ salaries numerous times since the quarter ended December 31, 2001 in order to reduce operating expenses. eGain’s reductions in workforce and salary levels may reduce employee morale and may create concern among existing employees about job security, which may lead to attrition beyond eGain’s planned workforce reductions and reduce eGain’s ability to meet the needs of its current and future customers.

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

Difficulties in implementing eGain’s products could harm its revenues and margins

eGain generally recognizes revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from eGain, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond eGain’s control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If eGain experiences difficulties with implementation or does not meet project milestones in a timely manner, eGain could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require eGain to develop customized features or capabilities. If new or existing customers have difficulty deploying eGain’s products or require significant amounts of eGain professional services support or customized features, revenue recognition could be further delayed or canceled and eGain’s costs could increase, causing increased variability in eGain’s operating results.

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

eGain may become involved in additional securities class action litigation which could divert management’s attention and harm its business

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of eGain common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition to the proceeding described in “Legal Proceedings,” eGain may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm eGain business and operating results.

eGain’s stock price may be volatile

The price at which eGain common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

•	the prospect of a delisting order from the Nasdaq SmallCap Market;

•	actual or anticipated fluctuations in eGain’s operating results;

•	ability to meet announced or anticipated profitability goals;

•	changes in or failure to meet securities analysts’ expectations;

•	concerns related to liquidity or cash balances;

•	announcements of technological innovations;

•	introduction of new services by eGain or its competitors;

•	developments with respect to intellectual property rights;

•	conditions and trends in the Internet and other technology industries; and

•	general market conditions.

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

ITEM 4.    CONTROLS AND PROCEDURES

eGain maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in eGain’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, eGain carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of eGain’s disclosure controls and procedures. Based on the foregoing, eGain’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

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

In March 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). The suit, which has only recently been filed, seeks unspecified damages. eGain intends to defend this claim vigorously and does not expect it to have a material impact on its results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

On November 5, 2002, a complaint was filed in the Santa Clara County Superior Court against the Company by Synergism Investors, a landlord for space formerly occupied by eGain, for damages allegedly due under a Lease Termination Agreement. On November 12, 2002, the plaintiff sought and obtained a Temporary Protective Order in the amount of $245,124.74, pending a hearing on a right to attach order currently scheduled for December 17, 2002.

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

None.

Item 3.    Defaults upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits	Exhibit Description

10.1
Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002, filed as Exhibit 10.21 to eGain’s Annual Report on Form 10-K for the year ended June 30, 2002, and incorporated by reference herein.

	10.2	Accounts Receivable Purchase Agreement between eGain and Silicon Valley Bank, dated September 20, 2002.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	eGAIN COMMUNICATIONS CORPORATION

	By:	/s/ Eric Smit
Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ashutosh Roy, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eGain Communications Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Ashutosh Roy
Ashutosh Roy

I, Eric Smit, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eGain Communications Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Eric Smit
Eric Smit