Form 10-Q
period 2002-12-31
EGAIN COMMUNICATIONS CORP
filed 2003-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

YES    ☒                    NO    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES    ☐                    NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2002
Common Stock $0.001 par value	36,632,357

eGAIN COMMUNICATIONS CORPORATION

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,520	$9,892
Restricted cash	1,371	—
Accounts receivable, net	4,029	4,968
Prepaid and other current assets	3,536	4,472

Total current assets	13,456	19,332

Property and equipment, net	3,119	5,736
Goodwill, net	4,880	4,130
Intangible assets, net	2,064	4,087
Other assets	1,338	2,259

	$24,857	$35,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank borrowings	$1,649	$1,999
Accounts payable	2,746	3,176
Accrued compensation	1,087	2,494
Accrued liabilities	1,830	2,162
Current portion of accrued restructuring	1,292	3,116
Deferred revenue	3,919	3,555
Current portion of notes payable	81	156
Current portion of capital lease obligations	168	393

Total current liabilities	12,772	17,051

Bank borrowings, net of current portion	191	779
Related party notes payable	1,827	—
Capital lease obligations, net of current portion	25	52
Accrued restructuring, net of current portion	1,330	1,979
Other long term liabilities	260	214

Total liabilities	16,405	20,075

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock
aggregate liquidation preference of $103,795 as of December 31, 2002	97,897	94,481
Common stock	37	37
Additional paid-in capital	217,090	220,398
Notes receivable from stockholders	(101)	(103)
Deferred stock compensation	(89)	(257)
Accumulated other comprehensive income (loss)	(81)	59
Accumulated deficit	(306,301)	(299,146)

Total shareholders’ equity	8,452	15,469

	$24,857	$35,544

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Hosting	$911	$1,531	$1,957	$3,572
License	1,819	4,437	3,636	6,497
Services	3,093	4,199	5,901	8,138

Total revenue	5,823	10,167	11,494	18,207
Cost of revenue – direct	2,613	3,784	6,029	8,852
Cost of revenue – acquisition related	300	362	600	724

Gross profit	2,910	6,021	4,865	8,631
Operating costs and expenses:
Research and development	1,381	2,032	3,314	6,606
Sales and marketing	2,224	5,493	5,698	14,095
General and administrative	1,213	1,127	2,663	4,932
Amortization of goodwill	—	8,731	—	17,462
Amortization of other intangible assets	337	463	674	926
Amortization of deferred compensation	39	258	105	560
Restructuring	(1,285)	466	(238)	5,251

Total operating costs and expenses	3,909	18,570	12,216	49,832

Loss from operations	(999)	(12,549)	(7,351)	(41,201)
Non-operating income (expense)	262	(27)	196	206

Net loss	(737)	(12,576)	(7,155)	(40,995)

Dividends on convertible preferred stock	(1,708)	(1,598)	(3,416)	(3,196)
Beneficial conversion feature on convertible preferred stock	—	—	—	(43,834)

Net loss applicable to common stockholders	$(2,445)	$(14,174)	$(10,571)	$(88,025)

Per Share information:
Basic and diluted net loss per common share	$(0.07)	$(0.39)	$(0.29)	$(2.44)

Weighted average shares used in computing basic and diluted net loss per common share	36,636	36,176	36,618	36,046

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,155)	$(40,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,402	3,521
Loss on disposal of fixed assets	31	812
Amortization of goodwill	—	17,462
Amortization of other intangible assets	1,274	1,650
Amortization of deferred compensation	105	560
Changes in operating assets and liabilities:
Restricted cash	(1,371)	—
Accounts receivable	939	4,187
Prepaid and other current assets	936	(470)
Other assets	921	(136)
Accounts payable	(430)	(2,712)
Accrued compensation	(1,407)	(3,524)
Accrued liabilities	(332)	(847)
Accrued restructuring	(2,473)	3,037
Deferred revenue	364	(1,221)
Other liabilities	46	32
Other	(3)	—

Net cash used in operating activities	(6,153)	(18,644)

Cash flows from investing activities:
Proceeds from sales of property and equipment	221	—
Purchases of property and equipment	(37)	(1,030)

Net cash provided by (used in) investing activities	184	(1,030)

Cash flows from financing activities:
Payments on borrowings	(2,580)	(1,282)
Payments on capital lease obligations	(252)	(503)
Proceeds from bank borrowings	1,567	271
Proceeds from borrowings from related party	2,000	—
Net proceeds from issuance of common stock	2	261

Net cash provided by (used in) financing activities	737	(1,253)
Effect of exchange rate differences on cash	(140)	(20)

Net increase (decrease) in cash and cash equivalents	(5,372)	(20,947)
Cash and cash equivalents at beginning of period	9,892	42,613

Cash and cash equivalents at end of period	$4,520	$21,666

Supplemental cash flow disclosures:
Cash paid for interest	$163	$281

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements have been prepared by eGain Communication Corp. (“eGain” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows since inception. The Company has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last two fiscal years, it expects to incur additional operating losses, at least through the fourth quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular that revenue levels remain stable and that customers continue to pay on a timely basis. While eGain closed a $5 million credit facility (see Notes to Condensed Consolidated Financial Statements, Note 7: Related Party Notes Payable) in December 2002, the additional $3,000,000 in loan proceeds available under the Credit Facility is subject to eGain achieving certain performance milestones. eGain can make no assurances that it will achieve the performance milestones necessary to receive these additional loan proceeds. If eGain’s revenues fall significantly below expectations and such loan proceeds are not available, eGain may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. These conditions raise doubt about eGain’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of eGain, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of eGain’s financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with eGain’s audited consolidated financial statements and notes thereto for the year ended June 30, 2002, included in eGain’s Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2002 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. The results of eGain’s operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year unless either party cancels the agreement.

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

Note 3.    Goodwill and Other Intangible Assets

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	December 31, 2002	June 30, 2002
Gross carrying amount of goodwill	$84,409	$86,664
Gross carrying amount of assembled workforce	2,255	—

Adjusted gross carrying amount of goodwill	86,664	86,664

Accumulated amortization of goodwill	(80,279)	(81,784)
Accumulated amortization of assembled workforce reclassified to goodwill	(1,505)	—

Net carrying amount of goodwill	$4,880	$4,880

The following table summarizes the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,085)	$1,816
Acquired developed technology	3,694	(3,446)	248

Total	$8,595	$(6,531)	$2,064

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(2,472)	$2,429
Acquired developed technology	3,694	(2,786)	908

Total	$8,595	$(5,258)	$3,337

Effective July 1, 2002, eGain adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, eGain no longer amortizes goodwill, but will review goodwill annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a net carrying value of $750,000, which do not qualify as separate intangible assets under SFAS No. 142, have been reclassed to goodwill. Upon initial application in connection with the transitional goodwill impairment evaluation under SFAS No. 142, the Company completed a goodwill review as of the date of adoption – July 1, 2002 and found no impairment of goodwill beyond amounts previously recorded at that date. The following adjusted earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss applicable to common stockholders – as reported	$(2,445)	$(14,174)	$(10,571)	$(88,025)
Adjustments:
Amortization of goodwill	—	8,731	—	17,462
Amortization of acquired workforce intangible previously classified as purchased intangible	—	188	—	376

Net loss applicable to common stockholders – as adjusted	$(2,445)	$(5,255)	$(10,571)	$(70,187)

Basic and diluted net loss per common share – as reported	$(0.07)	$(0.39)	$(0.29)	$(2.44)

Basic and diluted net loss per common share – as adjusted	$(0.07)	$(0.15)	$(0.29)	$(1.95)

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

Note 4.    Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss applicable to common stockholders	$(2,445)	$(14,174)	$(10,571)	$(88,025)

Basic and diluted:
Weighted-average shares outstanding	36,656	36,497	36,657	36,457
Less weighted-average shares subject to repurchase	(20)	(321)	(39)	(411)

Weighted-average shares used in computing basic and diluted net loss per common share	36,636	36,176	36,618	36,046

Basic and diluted net loss per common share	$(0.07)	$(0.39)	$(0.29)	$(2.44)

Options and warrants to purchase 9,097,000 and 8,599,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively. In addition, convertible preferred stock convertible into 18,250,000 and 17,077,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively. The above amounts were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 5.    Comprehensive Loss

eGain’s comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $766,000 and $12.4 million for the three months ended December 31, 2002 and 2001, respectively, and $7.3 million and $41.0 million for the six months ended December 31, 2002 and 2001, respectively.

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

Information relating to eGain’s geographic areas is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Total Revenue:
North America	$2,637	$6,271	$5,734	$11,266
Europe	2,688	3,480	5,053	5,726
Asia Pacific	498	416	707	1,215
India	—	—	—	—

	$5,823	$10,167	$11,494	$18,207

Operating Income (Loss):
North America	$(1,045)	$(12,070)	$(5,838)	$(38,497)
Europe	619	696	(80)	(379)
Asia Pacific	4	(663)	(276)	(1,269)
India	(577)	(512)	(1,157)	(1,056)

	$(999)	$(12,549)	$(7,351)	$(41,201)

In addition, identifiable assets corresponding to eGain’s geographic areas are as follows (in thousands):

	December 31, 2002	June 30, 2002
North America	$ 13,469	$ 22,466
Europe	2,913	3,635
Asia Pacific	907	599
India	624	627

	$ 17,913	$ 27,377

During the six months ended December 31, 2002 and 2001, no single customer accounted for more than 10% of eGain’s total revenue.

Note 7.    Related Party Notes Payable

On December 24, 2002, eGain entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to the Company evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the Company’s common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. The Company has the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase up to a number of shares equal to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of the Company’s common stock (based on a five day trading average at the time of each loan). The warrants become exerciseable as to 50% of the warrant shares nine months after issuance of the warrant and as to 100% of the warrant shares on the first anniversary of the issuance of the warrant. An initial advance of $2,000,000 under the Credit Facility occurred on December 31, 2002. eGain recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction. Loans of up to an additional $3,000,000 may be made under the Credit Facility subject to the achievement by the Company of certain performance milestones set forth in the Purchase Agreement.

Note 8.    Bank Borrowings

On September 20, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with SVB, which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As of December 31, 2002 there was approximately $506,000 outstanding under this agreement. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.7 million which was secured by establishing a restricted certificate of deposit for $1.7 million. This amount will be reduced as scheduled payments on the term loan are made. As of December 31, 2002 there was approximately $1,334,000 outstanding on the term loan.

Total borrowings under the SVB Credit Facilities were $1,840,000 at December 31, 2002, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Accounts Receivable Facility	$506	March 31, 2003	Prime + 5.0% + 0.5% monthly fee

Term loan	1,334	February 29, 2004	Prime

	$1,840

Note 9.    Restructuring

eGain entered into a settlement with Synergism Investors on December 11, 2002 to terminate an existing lease agreement for one of eGain’s excess facilities. Under this agreement, eGain agreed to pay $1,325,000 (the “Settlement Amount”) to Synergism. Of this obligation, $325,000 was secured through a certified deposit and paid in January 2003. The remaining balance will be paid to Synergism in the event eGain makes a distribution of cash, stock, or other consideration (each, a “Preferred Payment”) to the holders of eGain’s 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A preferred held by them. Synergism will receive prior to any such Preferred Payment to holders of Series A Preferred a cash payment equal to the lesser of (i) an amount equal to $1,000,000 (the “Initial Payment Value”) plus an amount which would increase and accumulate at an annual rate equal to 6.75% of the Initial Payment Value, or (ii) the portion of the Preferred Payment made with respect to 10 shares of Series A Preferred, which shares have an aggregated stated value of $1,000,000.

Upon entering into this settlement agreement with Synergism Investors, eGain reduced its restructuring accrual by $53,000. A restructuring accrual in the amount of $1,000,000 remains as a liability in the event eGain makes Preferred Payments under the terms of the settlement agreement.

During the quarter ended December 31, 2002, eGain recorded a restructuring benefit of $1,285,000 which was primarily due to the termination of one of its facility leases. The savings from the facility lease termination was $1,660,000. This credit was partially offset by current quarter charges of $215,000 related to severance payments associated with planned worldwide headcount reductions as well as $160,000 related to the closure of local offices in Australia and Singapore. The total payments of $648,000 for the quarter consisted of $135,000 employee severance, $187,000 related to closure of local offices in Europe, Australia and Singapore in fiscal 2003, and $326,000 for excess facilities in North America accrued in fiscal 2002.

During the three months ended September 30, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded restructuring charges totaling $1,047,000. These charges were primarily related to severance payments associated with planned headcount reductions and the closure of local offices in Holland and France. Out of the total charges, there was $38,000 in professional fees incurred and paid that were associated with legal issues in the headcount reduction. During the three months ended September 30, 2002, eGain reduced its worldwide workforce by 94 employees across all departments pursuant to the adoption of eGain’s expense management strategy. The total payments in the quarter ended September 30, 2002 were $1,587,000, which consisted of $713,000 employee severance and $38,000 professional services incurred in fiscal 2003, $796,000 related to the consolidation of facilities in North America in fiscal 2002, and $40,000 in professional services accrued since fiscal 2001.

Details of the fiscal 2003 restructuring charges are as follows (in thousands):

	Cash/ Non-cash	FY 03 Charges	Amount Paid/Used	Balance at 12/31/02
Excess facilities	Cash	$456	$(187)	$269
Employee severance	Cash	928	(848)	80
Professional services	Cash	38	(38)	—

Total restructuring charges		$1,422	$(1,073)	$349

Details of the cumulative fiscal 2002 restructuring charges are as follows (in thousands):

	Cash/ Non-cash	FY02 Charges	Amount Paid/Used	Adjustment	Balance at 12/31/02
Excess facilities	Cash	$6,412	$(2,571)	$(1,660)	$2,181
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional services	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(5,123)	$(1,660)	$2,181

Details of the cumulative fiscal 2001 restructuring charges are as follows (in thousands):

	Cash/ Non-cash	FY01 Charges	Amount Paid/Used	Balance at 12/31/02
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional services	Cash	263	(171)	92

Total restructuring charges		$1,443	$(2,051)	$92

Charges of $92,000 related to fiscal 2001, which were primarily related to legal and professional costs, remained unpaid as of 12/31/02.

Note 10.    New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on July 1, 2002. Adoption of this statement did not have a material impact on eGain’s financial position or results of operations.

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. eGain does not expect the adoption of this accounting pronouncement to have a material effect on its historical consolidated financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred in January 2002. eGain adopted EITF 01-14 effective July 1,2002 and resulted in approximately $31,000 and $67,000 of reimbursable expenses reflected in both service revenue and cost of service revenue for the three and six month periods ended December 31, 2002, respectively

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. eGain does not expect the adoption of this accounting pronouncement to have a material effect on its consolidated financial position or results of operations

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of any entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. eGain will adopt the interim disclosure provision of SFAS 148 beginning with eGain’s third quarter of fiscal 2003.

Note 11.    Litigation

On October 25, 2001, a federal securities class action complaint was filed in the United States District Court for the Southern District of New York against eGain, certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of an alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. The Company believes it has good and valid defenses to these allegations, and eGain intends to defend the action vigorously. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

In March 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). The suit seeks unspecified damages. Three of the four charges have been dismissed, with the breach of contract/warranty as the outstanding claim remaining. eGain intends to defend this final claim vigorously and does not expect it to have a material impact on its results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against eGain. eGain intends to defend the claim vigorously and does not expect it to have a material impact on its results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited, to the ability of eGain to continue as a going concern, the continued reduction of eGain’s expenses, a consummation of a strategic transaction, the factors influencing competition in eGain’s market, expected net losses, the adequacy of capital resources, the continued need for eService solutions, the continued acceptance of eGain’s Web-native architecture, eGain’s levels of product development and technology and the overall volatility of technology companies. eGain’s actual results could differ materially from those discussed in statements relating to eGain’s future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain Communication Corp. (“eGain” or the “Company”) is a leading provider of eService software for Global 2000 companies. eGain’s solutions are designed to enable companies to transform traditional customer call centers into knowledge-powered multi-channel contact centers. The Company’s solutions have a proven track record of helping businesses deliver a superior customer experience and establishing profitable, long-term customer relationships, while reducing operating and technology costs. eGain offers an integrated platform that is designed to enable companies to offer both assisted (email management, web collaboration, knowledge management, and call center integration tools) and unassisted (integrated set of self-service solutions) online customer service. Built using a Java-based, 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise wide solution.

Recent Developments

On December 24, 2002, eGain entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to the Company evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the Company’s common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the term of such note. The Company has the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase up to a number of shares equal to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of the Company’s common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and as to 100% of the warrant shares on the first anniversary of the issuance of the warrant. An initial loan of $2,000,000 under the Credit Facility occurred on December 31, 2002. Loans of up to an additional $3,000,000 may be made under the Credit Facility subject to the achievement by the Company of certain performance milestones set forth in the Purchase Agreement.

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last two fiscal years, it expects to incur additional operating losses, at least through the fourth quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular that revenue levels remain stable and that customers continue to pay on a timely basis. While eGain closed the Credit Facility in December 2002, the additional $3,000,000 in loan proceeds available under the Credit Facility is subject to the achievement by eGain of certain performance milestones. eGain can make no assurances that it will achieve the performance milestones necessary to receive these additional loan proceeds. If eGain’s revenues fall significantly below expectations and such loan proceeds are not available, eGain may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. These conditions raise doubt about eGain’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

eGain intends to continue to make investments in product development and technology at reduced levels to enhance its current products and services, develop new products and services, and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of approximately $306.3 million as of December 31, 2002. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur operating losses for the foreseeable future. In view of the rapidly evolving nature of its business, eGain believes that period to period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

eGain’s common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective with the open of business on Tuesday, November 5, 2002. eGain’s common stock will remain listed on the SmallCap Market until at least April 2003, and may be eligible for continued listing, depending on the Company’s compliance with certain Nasdaq SmallCap Market listing requirements. See further discussion of this matter under “Additional Factors that May Affect Future Results.”

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

Revenue Recognition

eGain derives revenues from three sources, license fees, hosting fees and services. Services include software maintenance and support, training, and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of its revenue for any period if different conditions were to prevail.

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

eGain recognizes hosting services revenue ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year unless either party cancels the agreement.

eGain uses a signed software license and services agreement and order form as evidence of an arrangement for sales of software, hosting, maintenance and support. eGain uses a signed engagement letter to evidence an arrangement for system implementation consulting and training.

Software is delivered to customers electronically or on a CD-ROM. eGain assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. eGain’s standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. eGain assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If eGain determines that collection of a fee is not reasonably assured, eGain defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis, depending on the facts and circumstances of the transaction, such as eGain’s understanding of the reseller’s use of its software, the reseller’s financial status and eGain’s past experience with the particular reseller. Accordingly, the decision of whether to recognize revenue to resellers either upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

Valuation of Long-Lived Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. During the first six months of fiscal 2003, eGain performed the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002, using the two-step process required under SFAS 142. Goodwill will be tested for impairment annually as well as whenever indicators of impairment exist.

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

Restructuring

eGain has taken restructuring charges related to excess facilities and established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that eGain has abandoned. These reserves are based upon eGain’s estimate of triggering events, such as the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the restructuring charge will be made in future periods, if necessary, should different conditions prevail from those anticipated in eGain’s original estimate.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months December 31,		Six Months December 31,
	2002	2001	2002	2001
Revenue:
Hosting	16%	15%	17%	19%
License	31%	44%	32%	36%
Services	53%	41%	51%	45%

Total revenue	100%	100%	100%	100%
Cost of revenue – direct	45%	37%	52%	49%
Cost of revenue – acquisition related	5%	4%	5%	4%

Gross profit	50%	59%	43%	47%

Operating costs and expenses:
Research and development	24%	20%	29%	36%
Sales and marketing	38%	54%	50%	77%
General and administrative	21%	11%	23%	27%
Amortization of goodwill and other intangible assets	6%	90%	6%	101%
Amortization of deferred compensation	1%	3%	1%	3%
Restructuring	(22)%	5%	(2)%	29%

Total operating costs and expenses	68%	183%	107%	273%

Loss from operations	(18)%	(124)%	(64)%	(226)%

Total revenue decreased 43% to $5.8 million in the quarter ended December 31, 2002 from $10.2 million in the quarter ended December 31, 2001. Total revenue for the six months ended December 31, 2002 decreased 37% to $11.5 million, compared to $18.2 million in the same period last year. The decrease in each period was primarily attributable to a sharp decline in licensed and hosted customer orders worldwide resulting from the continued weak macro-economic environment. During the quarters and the six months ended December 31, 2002 and 2001, no single customer accounted for more than 10% of total revenue.

Hosting revenue decreased 40% to $0.9 million in the quarter ended December 31, 2002 from $1.5 million in the quarter ended December 31, 2001. Hosting revenue for the six months ended December 31, 2002 decreased 45% to $2.0 million, compared to $3.6 million in the same period last year. The decrease in each period was primarily attributable to a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts due to decreased customer IT spending. Hosting revenue represented 16% and 15% of total revenue for the quarters ended December 31, 2002 and 2001, respectively, and 17% and 19% of total revenue for the six months ended December 31, 2002 and 2001, respectively.

License revenue decreased 59% to $1.8 million in the quarter ended December 31, 2002 from $4.4 million in the quarter ended December 31, 2001. License revenue for the six months ended December 31, 2002 decreased 44% to $3.6 million, compared to $6.5 million in the same period last year. The decrease in each period was due primarily to the large decline in customer orders worldwide as a result of the continued weak macro-economic environment. License revenue represented 31% and 44% of total revenue for the quarters ended December 31, 2002 and 2001, respectively, and 32% and 36% of total revenue for the six months ended December 31, 2002 and 2001, respectively.

Services revenue decreased 26% to $3.1 million in the quarter ended December 31, 2002 from $4.2 million in the quarter ended December 31, 2001. Services revenue for the six months ended December 31, 2002 decreased 27% to $5.9 million, compared to $8.1 million in the same period last year. The decrease in each period was mainly attributable to a decline in licensed customer orders. Services revenue decreased due to a decline in maintenance contracts, customer implementations, and system integration projects, largely due to reduced IT spending consistent with the weak macroeconomic environment. Services revenue represented 53% and 41% of total revenue for the quarters ended December 31, 2002 and 2001, respectively, and 51% and 45% of total revenue for the six months ended December 31, 2002 and 2001, respectively.

Operating Costs and Expenses Overview

Total operating costs and expenses decreased 79% to $3.9 million in the quarter ended December 31, 2002 from $18.6 million in the quarter ended December 31, 2002. Total operating costs and expenses for the six months ended December 31, 2002 decreased 75% to $12.2 million, compared to $49.8 million in the same period last year. eGain continued to implement stringent cost control measures to significantly reduce operating costs and expenses. Initiatives that contributed to the reduction of operating costs and expenses in all departments of eGain included the following:

•	Decrease in amortization of goodwill and other intangibles due to the adoption of SFAS No. 142 under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized;

•	Restructuring benefit related to a facility lease termination;

•	Reductions in worldwide headcount;

•	Consolidation of and reduction in facilities expense.

In the short term, eGain’s costs and expenses are relatively fixed and if eGain’s revenue for a particular quarter is below expectations, it may be unable to proportionately reduce its operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on eGain’s expected operating results for that quarter. For this reason, period-to-period comparisons of eGain’s operating results may not be a good indication of its future performance. Moreover, eGain believes that any further significant reductions in expenses would be difficult to achieve given current operating levels. eGain is instead focused on maintaining current expense levels.

Cost of Revenue – Direct

Cost of revenue – direct includes personnel costs for eGain’s hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain’s hosted network, third-party software royalties, lease costs paid to remote co-location centers and occupancy costs and related overhead. Cost of revenue-direct decreased 31% to $2.6 million in the quarter ended December 31, 2002 from $3.8 million in the quarter ended December 31, 2001. Cost of revenue-direct for the six months ended December 31, 2002 decreased 32% to $6.0 million, compared to $8.9 million in the same period last year. The decrease in cost of revenue – direct for the six months ended December 31, 2002 was consistent with the decrease in revenue for this period, with significant savings from a decline in headcount through planned workforce reductions. eGain anticipates that cost of revenue – direct will be relatively stable in future periods.

Cost of Revenue – Acquisition Related

Cost of revenue – acquisition related decreased 17% to $300,000 in the quarter ended December 31, 2002 from $362,000 in the quarter ended December 31, 2001. Cost of revenue-direct for the six months ended December 31, 2002 also decreased 17% to $600,000, compared to $724,000 in the same period last year. The decrease was primarily due to a discontinuance of the amortization of acquired workforce intangibles that was reclassified to goodwill in the quarter ended September 30, 2002 in accordance with SFAS 142. These amounts consisted of amortization of developed technology resulting from eGain’s business combinations in fiscal 2000.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel and occupancy costs and related overhead. Research and development expenses decreased 32% to $1.4 million in the quarter ended December 31, 2002 from $2.0 million in the quarter ended December 31, 2001. Research and development expenses for the six months ended December 31, 2002 decreased 50% to $3.3 million, compared to $6.6 million in the same period last year. The decrease was primarily due to a decline in headcount through planned workforce reductions and the ongoing migration of development resources to eGain India. eGain anticipates that research and development expenses will be relatively stable in future periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of eGain’s sales, marketing and business development personnel, advertising, trade show and other promotional costs, and occupancy costs and related overhead. Sales and marketing expenses decreased 60% to $2.2 million in the quarter ended December 31, 2002 from $5.5 million in the quarter ended December 31, 2001. Sales and marketing expenses for the six months ended December 31, 2002 decreased 60% to $5.7 million, compared to $14.1 million in the same period last year. The decrease was primarily due to a decline in headcount through planned workforce reductions and a decrease in spending on advertising and marketing programs. eGain anticipates that sales and marketing expenses will be relatively stable in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for eGain’s finance, human resources, administrative and legal services personnel, fees for outside professional services, bad debt expense, and occupancy costs and related overhead. General and administrative expenses increased 8% to $1.2 million in the quarter ended December 31, 2002 from $1.1 million in the quarter ended December 31, 2001. The increase was attributable to an increase in spending on outside services partially offset by a decline in headcount through planned workforce and a reduction in bad debt expense. General and administrative expenses for the six months ended December 31, 2002 decreased 46% to $2.7 million, compared to $4.9 million in the same period last year. The lower general and administrative expenses were the result of the decrease in headcount through planned workforce reductions, a reduction in bad debt expense, and an overall decline in spending on outside professional services. eGain anticipates that general and administrative expenses will be relatively stable in future periods.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangibles decreased 96% to approximately $337,000 during the quarter ended December 31, 2002 from $9.2 million during the quarter ended December 31, 2001. Amortization of goodwill and other intangibles for the six months ended December 31, 2002 decreased 96% to $674,000, compared to $18.4 million in the same period last year. This decrease was due to the adoption of SFAS No. 142 on July 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.

Amortization of Deferred Compensation

Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” eGain recorded amortization of deferred compensation of $39,000 and $258,000 in the quarters ended December 31, 2002 and 2001, respectively, and $105,000 and $560,000 in the six months ended December 31, 2002 and 2001, respectively.

Restructuring

eGain recorded a net total restructuring benefit of $238,000 for the six months ending December 31, 2002. The benefit was primarily due to the reversal of $1.7 million in charges accrued for the consolidation of facilities in North America during the quarter ending December 31, 2002, offset primarily by severance costs and the closure of offices. eGain paid severance costs of $215,000 and $928,000 during the three and six month periods ended December 31, 2002, respectively. During the six month period ended December 31, 2002, eGain reduced its worldwide workforce by 130 employees across all departments pursuant to the adoption of eGain’s expense management strategy. Other offsetting charges include $160,000 related to the closing of local offices in Australia and Singapore during the three months ended December 31, 2002 and $296,000 associated with the closure of offices in Holland and France during the three months ended September 30, 2002.

Non-operating Income (expense)

Non-operating income was $262,000 in the quarter ended December 31, 2002, compared to non-operating expense of $27,000 in the quarter ended December 31, 2001. Non-operating income was $196,000 in the six months ended December 31, 2002, compared to non-operating income of $206,000 in the six months ended December 31, 2001. The increase primarily consisted of a real estate settlement of $357,000 in the quarter ending December 31, 2002 offset by an increase in interest expense resulting from increased bank borrowings and an adjustment for interest expense from the previous quarter.

Liquidity and Capital Resources

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last two fiscal years, it expects to incur additional operating losses, at least through the fourth quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. While eGain closed the Credit Facility in December 2002, the additional $3,000,000 in loan proceeds available under the Credit Facility is subject to eGain achieving certain performance milestones. eGain can make no assurances that it will achieve the performance milestones necessary to receive these additional loan proceeds. If eGain’s revenues fall significantly below expectations and such loan proceeds are not available, eGain may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. These conditions raise doubt about eGain’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On September 20, 2002, eGain entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (see Notes to Condensed Consolidated Financial Statements, Note 8: Bank Borrowings), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.7 million, which was secured by establishing a restricted certificate of deposit in the amount of $1.7 million. This will be reduced as scheduled amortization payments on the term loan are made. There are no financial or operational covenant requirements under this agreement.

On December 24, 2002, eGain entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to the Company evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the Company’s common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the term of such note. The Company has the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase up to a number of shares equal to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of the Company’s common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and as to 100% of the warrant shares on the first anniversary of the issuance of the warrant. An initial loan of $2,000,000 under the Credit Facility occurred on December 31, 2002. Loans of up to an additional $3,000,000 may be made under the Credit Facility subject to the achievement by the Company of certain performance milestones set forth in the Purchase Agreement.

On December 31, 2002, cash and cash equivalents were $5.9 million, a decrease of $4.0 million since June 30, 2002. Working capital at December 31, 2002 was $684,000, a decrease of $1.6 million since June 30, 2002. Of the $5.9 million cash and cash equivalents on hand by eGain, $4.5 million is unrestricted and $1.4 million is restricted.

Net cash used in operating activities was $6.2 million and $18.6 million in the six months ended December 31, 2002 and 2001, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges.

Net cash provided from investing activities was $184,000 and net cash used was $1.0 million in the six months ended December 31, 2002 and 2001, respectively. Cash provided from investing activities in the quarter ended December 31, 2002 was related to a settlement from a previous purchase of property and equipment. Cash used in investing activities in the quarter ended December 31, 2001 was primarily due to property and equipment purchases.

Net cash provided from financing activities was $737,000 and net cash used was $1.3 million in the six months ended December 31, 2002 and 2001, respectively. Cash provided from financing activities in the quarter ended December 31, 2002 was due to the Note and Warrant Purchase Agreement with Ashutosh Roy, the Company’s Chief Executive Officer, in which eGain drew down $2.0 million of the $5.0 million debt facility. Additional cash used in financing activities in both periods was primarily due to payments on borrowings and capital leases, partially offset by proceeds from borrowings.

The following table summarizes eGain’s contractual obligations as of December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2003	2004	2005	2006	2007	Total
Capital leases	$168	$25	$—	$—	$—	$193
Operating leases	1,931	926	562	483	—	3,902
Bank borrowings and notes payable	1,730	191	—	—	2,000	3,921

Total	$3,829	$1,142	$562	$483	$2,000	$8,016

Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

eGain incurred a net loss applicable to common stockholders of $2.45 million for the quarter ended December 31, 2002. As of December 31, 2002, eGain had an accumulated deficit of approximately $306.3 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. Even if eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

eGain’s revenue and operating expenses may fluctuate as eGain adjusts its business, and this fluctuation may harm its operating results and financial condition

eGain has spent heavily on technology and infrastructure development. eGain expects to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if eGain’s revenue declines, its business and operating results could suffer.

Due to the emerging nature of the eService market and other factors, eGain’s revenue and operating results may fluctuate from quarter to quarter. It is possible that eGain’s operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of eGain’s common stock is likely to decline.

A number of factors are likely to cause fluctuations in eGain’s operating results, including, but not limited to, the following:

•	the macroeconomic environment and the corresponding growth rate of ecommerce;

•	demand for eService software solutions and budget and spending decisions by information technology departments of eGain’s customers;

•	competitive pressure from new and existing market participants;

•	eGain’s ability to attract and retain customers and maintain customer satisfaction;

•	eGain’s ability to upgrade, develop and maintain its systems and infrastructure;

•	eGain’s ability to develop new products and services;

•	the amount and timing of operating costs and capital expenditures relating to eGain’s business and infrastructure;

•	technical difficulties or system outages;

•	eGain’s ability to retain qualified personnel with software and Internet industry expertise;

•	the announcement or introduction of new or enhanced products and services by eGain’s competitors;

•	changes in eGain’s pricing policies and those of its competitors;

•	litigation relating to proprietary rights;

•	seasonal trends in technology purchases;

•	timing and revenue recognition of large customer contracts;

•	decline in capital market conditions limiting eGain’s ability to raise capital;

•	general business conditions in the industry, including global economic and political conditions, as well as those specific to eGain’s customers or industry;

•	failure to increase eGain’s North American and international sales; and

•	governmental regulation regarding the Internet and ecommerce in particular.

eGain bases its expense levels in part on its expectations regarding future revenue levels. In the short term, eGain’s expenses, such as employee compensation and rent, are relatively fixed and if eGain’s revenue for a particular quarter is below expectations, it may be unable to proportionately reduce its operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on eGain’s expected operating results for that quarter. For this reason, period-to-period comparisons of eGain’s operating results may not be a good indication of its future performance. Moreover, eGain believes that any further significant reductions in expenses would be difficult to achieve given current operating levels. eGain is instead focused on maintaining current expense levels.

Like most companies, eGain’s business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly, and spending for enterprise software has weakened considerably over the past two years. At this time, it is difficult to predict if and when the market for eGain products and services will show a meaningful and sustained recovery. In addition, the threat of additional terrorist attacks and the related possibility for international hostilities create additional uncertainty that it could materially affect eGain’s business and results of operations.

eGain must compete successfully in its market segment

The market for eService software remains relatively new and intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed eService software applications. eGain also competes directly with companies that provide licensed eService software, including AskJeeves, Inc.; Avaya, Inc.; E.piphany, Inc.; Firepond, Inc.; Genesys Telecommunications (a wholly-owned subsidiary of Alcatel); Kana Software, Inc.; Primus Knowledge Solutions, Inc.; RightNow Technologies, Inc.; Serviceware; and Talisma Corp. eGain also faces actual or potential competition from larger, front office software companies such as Amdocs Limited (which acquired the Clarify, Inc. business from Nortel Networks); Onyx Software Corporation; PeopleSoft, Inc.; Pivotal Corp.; and Siebel Systems, Inc. Furthermore, established enterprise software companies, including IBM; Microsoft Corporation; Oracle Corporation; SAP, Inc., and similar companies, may seek to leverage their existing relationships and capabilities to offer eService solutions.

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

eGain faces possible Nasdaq delisting which would result in a limited public market for its common stock and make obtaining future equity financing more difficult

On November 5, 2002, the listing of eGain’s common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. eGain must satisfy a number of requirements to maintain its listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price for its common stock of $1.00 per share required by Nasdaq Marketplace Rule 4310(c). A company fails to satisfy this requirement if its closing bid price remains below $1.00 per share for 30 consecutive trading days. eGain is currently exempt from the minimum bid price listing requirement due to the application of a grace period to regain compliance with such requirement following the transfer of the listing of eGain’s common stock to the Nasdaq SmallCap Market. eGain’s bid price grace period is scheduled to expire on approximately May 17, 2003; however, on January 30, 2003, Nasdaq announced the extension of a pilot program governing bid price rules for Nasdaq SmallCap issuers which may have the effect of extending the bid price grace period in the event that issuers can demonstrate compliance with several core Nasdaq SmallCap listing requirements. eGain can offer no assurance that this additional bid price grace period will be available.

On November 1, 2002, eGain’s stockholders authorized the Company’s board of directors discretion to effect a reverse split of the Company’s common stock in the following ratios: one-for-ten, one-for-fifteen or one-for-twenty. While a reverse split of eGain’s common stock, if effected by the board of directors, may bring the Company into compliance with the Nasdaq SmallCap Market bid price requirement, eGain can offer no assurance that its common stock will continue to meet the $1 bid price requirement or that eGain will meet the other requirements for the continued listing of its common stock on the Nasdaq SmallCap Market.

If a delisting from the Nasdaq SmallCap Market were to occur, shares of eGain’s common stock would likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The “pink sheets” and the OTC Bulletin Board are generally considered less efficient than the Nasdaq SmallCap Market. Consequently, selling eGain common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of eGain may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from the Nasdaq SmallCap Market, or further declines in eGain’s stock price, could also greatly impair its ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by any issuance of equity in financing or other transactions. The price at which eGain issues shares in such transactions is generally based on the market price of its common stock and a decline in the stock price could result in the need for eGain to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

In addition, if eGain’s common stock is not listed on the Nasdaq SmallCap Market, eGain may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell eGain’s common stock and affect the ability of holders to sell their shares of eGain common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

eGain may need additional capital, and raising additional capital may be difficult or impossible and will likely dilute existing stockholders

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last two fiscal years, it expects to incur additional operating losses, at least through the fourth quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. eGain believes that any further significant reductions in expenses would be difficult to achieve given current operating levels.

While eGain closed a $5 million credit facility in December 2002, the additional $3,000,000 in loan proceeds available under the Credit Facility is subject to eGain achieving certain performance milestones. eGain can make no assurances that it will achieve the performance milestones necessary to receive these additional loan proceeds.

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

In the event of a liquidation, dissolution or winding up of eGain, the holders of Series A shares would be entitled to receive, prior to distribution of any proceeds to holders of common stock, proceeds equal to the greater of (i) $88.5 million (plus increases in such liquidation preference at an annual rate of 6.75% from August 8, 2000) or (ii) the amount the holders of the Series A shares would have received had they converted their shares into common stock immediately prior to such liquidation, dissolution or winding up. If eGain enters into a transaction pursuant to which it sells or transfers all or substantially all of its assets or it enters into a merger with another company, then at the option of the holder of Series A shares, (A) each share of Series A may be converted into convertible equity securities of the entity acquiring eGain or (B) each Series A share may convert into shares of common stock based on the Liquidation Value, calculated as of the later of (x) the closing date of such transaction or (y) August 8, 2003. In the event that eGain were to enter into a merger or sale in which the total value of the transaction would be less than the Liquidation Value, a buyer would unlikely be willing to assume the liquidation preferences and other obligations represented by the Series A shares. Consequently, eGain currently anticipates that a transaction resulting in the sale of the Company would result in substantially all of the proceeds of such transaction being distributed to the holders of the Company’s Series A shares.

eGain may engage in future acquisitions or investments that could dilute eGain’s existing stockholders, cause eGain to incur significant expenses or harm its business

eGain may review acquisition or investment prospects that might complement its current business or enhance its technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. To finance any acquisitions, it may be necessary for eGain to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to eGain, if at all, and, in the case of equity financings, may result in dilution to eGain’s existing stockholders. eGain may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. If eGain is unable to integrate newly acquired entities or technologies effectively, eGain’s operating results could suffer. Future acquisitions by eGain could also result in large and immediate write-offs, the conversion of the Company’s preferred stock into common stock, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm eGain’s operating results.

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

eGain must retain its key employees to maintain its business

eGain’s success will depend on the skills, experience and performance of eGain’s senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of eGain’s senior management or other key personnel, including eGain’s Chief Executive Officer and co-founder, Ashutosh Roy, and eGain’s President and co-founder, Gunjan Sinha, could harm its business. In addition to eGain’s senior management, the workforce reductions completed by eGain have increased eGain’s dependence on its remaining employees. Any attrition beyond eGain’s planned workforce reductions could reduce eGain’s ability to meet the needs of its current and future customers.

In addition, eGain does not have employment agreements with, or life insurance policies on, most of its key employees. Most of these employees may terminate their employment with eGain at any time. eGain’s success also will depend on its ability to retain and motivate other highly skilled engineering, sales, marketing and other personnel. If eGain fails to retain necessary engineering, sales and marketing, customer support or other personnel, eGain’s business and its ability to develop new products and services and to provide acceptable levels of customer service could suffer. In addition, companies in the software industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. eGain could incur substantial costs in defending itself against any of these claims, regardless of the merits of such claims.

eGain’s international operations involve risks

eGain has expanded and in the future may expand its international operations and enter additional international markets. eGain, through eGain India, currently has a significant number of employees representing in excess of 50% of its total workforce located in India. The management of these operations will require significant management attention and financial resources that could adversely affect eGain’s operating performance. eGain’s international operations are subject to a variety of risks, including:

•	foreign currency fluctuations;

•	economic or political instability, including India’s recent conflict with Pakistan;

•	difficulty in staffing and managing our international operations;

•	business infrastructure including high speed data communications with other eGain offices;

•	shipping delays; and

•	various trade restrictions.

Any of these risks could have a significant impact on one or more of the following business functions:

•	product development;

•	customer support;

•	professional services; and

•	general and administrative services.

If eGain fails to expand its sales activities, it may be unable to expand its business

The company has experienced significant turnover of its North America sales force. Expansion of business is very much dependant on eGain’s ability to rebuild its North America sales force. If eGain does not successfully expand its sales activities, eGain may not be able to expand its business, and eGain’s common stock price could decline. The complexity of eGain’s eService platform and related products and services requires it to have highly trained sales personnel to educate prospective customers regarding the use and benefits of eGain’s products and services as well as provide effective customer support. With eGain’s relatively brief operating history and its plans for future growth, eGain has considerable need to train and retain qualified sales staff. Any delays or difficulties eGain encounters in these staffing efforts could impair its ability to attract new customers and enhance its relationships with existing customers. This in turn would adversely affect the timing and extent of eGain’s revenue.

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

Due to the lengthy sales cycles of some of eGain’s products, the timing of its sales is difficult to predict and may cause eGain to miss its revenue targets

The long sales cycle for eGain’s products may cause license revenue and operating results to vary significantly from period to period. eGain’s sales cycle for its products can be six months or more and varies substantially from customer to customer. While eGain’s potential customers are evaluating eGain’s products before executing definitive agreements, eGain may incur substantial expenses and spend significant management effort in connection with the potential customer. eGain’s multi-product offering and the increasingly complex needs of its customers contribute to a longer and unpredictable sales cycle. Consequently, eGain faces difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in eGain’s future operating results. In addition, the economic slowdown in North America may cause potential customers to delay or cancel major information technology purchasing decisions. If this slowdown continues, eGain’s average sales cycle could increase and, in some cases, prevent deals from closing that eGain has been forecasting as likely to close. Consequently, eGain may not meet its revenue forecast and may incur significant expenses that are not offset by corresponding revenue.

Difficulties in implementing eGain’s products could harm its revenues and margins

eGain generally recognizes revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from eGain, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond eGain’s control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If eGain experiences difficulties with implementation or does not meet project milestones in a timely manner, eGain could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require eGain to develop customized features or capabilities. If new or existing customers have difficulty deploying eGain’s products or require significant amounts of eGain professional services, support, or customized features, revenue recognition could be further delayed or canceled and eGain’s costs could increase, causing increased variability in eGain’s operating results.

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

Unknown software defects could disrupt eGain’s products and services, which could harm eGain’s business and reputation

eGain’s product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. eGain may not discover software defects that affect its new or current services or enhancements until after they are deployed. It is possible that, despite testing by eGain, defects may occur in the software. These defects could result in damage to eGain’s reputation, lost sales, product liability claims, delays in or loss of market acceptance of eGain’s products, product returns and unexpected expenses, and diversion of resources to remedy errors.

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

Third parties may infringe or misappropriate eGain’s copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against eGain. For example, on December 13, 2002, Mindfabric, Inc. filed suit against eGain alleging infringement of eGain products on one or more patents owned by Mindfabric, Inc. eGain intends to vigorously defend the claim. However, these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to eGain’s software products. eGain may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running eGain’s business. This litigation could also require eGain to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. eGain’s failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business.

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

The price at which eGain common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

•	the prospect of a delisting order from the Nasdaq SmallCap Market;

•	concerns related to liquidity or cash balances;

•	actual or anticipated fluctuations in eGain’s operating results;

•	ability to meet announced or anticipated profitability goals;

•	changes in or failure to meet securities analysts’ expectations;

•	announcements of technological innovations;

•	introduction of new services by eGain or its competitors;

•	developments with respect to intellectual property rights;

•	conditions and trends in the Internet and other technology industries; and

•	general market conditions.

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

In March 2002, eGain was named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation (a wholly owned subsidiary of eGain). Three of the four charges have been dismissed, with the breach of contract/warranty as the outstanding claim remaining. eGain intends to defend this final claim vigorously and does not expect it to have a material impact on its results of operations. However, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management and other resources and other factors.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against eGain. eGain intends to defend the claim vigorously and does not expect it to have a material impact on its results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management, and other resources and other factors.

eGain entered into a settlement with Synergism Investors on December 11, 2002 to terminate an existing lease agreement for one of eGain’s excess facilities. Under this agreement, eGain agreed to pay $1,325,000 (the “Settlement Amount”) to Synergism. Of this obligation, $325,000 was secured through a certified deposit and paid in January 2003. The remaining balance will be paid to Synergism in the event eGain makes a distribution of cash, stock, or other consideration (each, a “Preferred Payment”) to the holders of eGain’s 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A Preferred held by them. Synergism will receive prior to any such Preferred Payment to holders of Series A Preferred a cash payment equal to the lesser of (i) an amount equal to $1,000,000 (the “Initial Payment Value”) plus an amount which would increase and accumulate at an annual rate equal to 6.75% of the Initial Payment Value; (ii) the portion of the Preferred Payment made with respect to 10 shares of Series A Preferred, which shares have an aggregated stated value of $1,000,000.

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

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On November 1, 2002, eGain’s annual meeting of stockholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2003 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	26,077,473	693,310
Mr. Gunjan Sinha	26,028,537	742,246
Mr. Mark A. Wolfson	26,048,511	722,272
Mr. David G. Brown	26,049,125	721,658
Mr. Phiroz P. Darukhanavala	25,944,124	826,659

2.	The vote to authorize the board of directors to effect a one-for-ten reverse split of the outstanding common stock was as follows:

For	Against	Abstain
25,797,104	906,847	66,832

3.	The vote to authorize the board of directors to effect a one-for-fifteen reverse split of the outstanding common stock was as follows:

For	Against	Abstain
25,091,549	1,605,709	73,525

4.	The vote to authorize the board of directors to effect a one-for-twenty reverse split of the outstanding common stock was as follows:

For	Against	Abstain
25,242,915	1,454,929	72,939

5.	The vote to amend eGain’s 1999 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares was as follows:

For	Against	Abstain
25,587,846	887,024	295,913

6.	The vote to ratify the appointment of Ernst & Young LLP as eGain’s independent auditors was as follows:

For	Against	Abstain
26,419,026	146,512	205,245

Item 5.    Other Information

None.

Item 6.    Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

1.	On December 27, 2002, eGain filed a Form 8-K with the Securities and Exchange Commission announcing that on December 24, 2002 the registrant entered into a Note and Warrant Purchase Agreement with Ashutosh Roy, the eGain’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to eGain evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the eGain’s common stock in connection with such loans.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2003	eGAIN COMMUNICATIONS CORPORATION

	By:	/s/ ERIC SMIT
Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ashutosh Roy, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eGain Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ ASHUTOSH ROY
Ashutosh Roy

I, Eric Smit, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eGain Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ ERIC SMIT
Eric Smit