Form 10-Q
period 2003-03-31
EGAIN COMMUNICATIONS CORP
filed 2003-05-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock $0.001 par value	36,645,338

eGAIN COMMUNICATIONS CORPORATION

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,234	$9,892
Restricted cash	1,088	—
Accounts receivable, net	3,356	4,968
Prepaid and other current assets	3,237	4,472

Total current assets	10,915	19,332

Property and equipment, net	2,169	5,736
Goodwill, net	4,880	4,130
Intangible assets, net	1,510	4,087
Other assets	812	2,259

	$20,286	$35,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,629	$3,176
Accrued compensation	825	2,494
Accrued liabilities	2,256	2,162
Current portion of accrued restructuring	1,013	3,116
Deferred revenue	3,446	3,555
Current portion of bank borrowings	1,548	1,999
Current portion of notes payable	77	156
Current portion of capital lease obligations	14	393

Total current liabilities	10,808	17,051

Bank borrowings, net of current portion	—	779
Related party notes payable, net of current portion	1,887	—
Capital lease obligations, net of current portion	17	52
Accrued restructuring, net of current portion	1,297	1,979
Other long term liabilities	261	214

Total liabilities	14,270	20,075

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock; Aggregate liquidation preference of $105,522 at March 31, 2003	99,624	94,481
Common stock	37	37
Additional paid-in capital	215,360	220,398
Notes receivable from stockholders	(101)	(103)
Deferred stock compensation	(57)	(257)
Accumulated other comprehensive income (loss)	(81)	59
Accumulated deficit	(308,766)	(299,146)

Total shareholders’ equity	6,016	15,469

	$20,286	$35,544

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Hosting	$885	$931	$2,842	$4,503
License	983	1,242	4,619	7,739
Services	3,355	3,737	9,256	11,875

Total revenue	5,223	5,910	16,717	24,117
Cost of revenue—direct	2,372	3,592	8,401	12,444
Cost of revenue—acquisition related	227	362	827	1,086

Gross profit	2,624	1,956	7,489	10,587

Operating costs and expenses:
Research and development	1,381	2,452	4,695	9,058
Sales and marketing	1,840	6,003	7,538	20,098
General and administrative	1,007	2,401	3,670	7,333
Amortization of goodwill	—	8,731	—	26,193
Amortization of other intangible assets	327	463	1,001	1,389
Amortization of deferred compensation	31	233	136	793
Restructuring	512	327	274	5,578

Total operating costs and expenses	5,098	20,610	17,314	70,442

Loss from operations	(2,474)	(18,654)	(9,825)	(59,855)
Non-operating income (expense)	9	(352)	205	(146)

Net loss	(2,465)	(19,006)	(9,620)	(60,001)

Dividends on convertible preferred stock	(1,727)	(1,617)	(5,143)	(4,813)
Beneficial conversion feature on convertible preferred stock	—	—	—	(43,834)

Net loss applicable to common stockholders	$(4,192)	$(20,623)	$(14,763)	$(108,648)

Per Share information:
Basic and diluted net loss per common share	$(0.11)	$(0.57)	$(0.40)	$(3.01)

Weighted average shares used in computing basic and diluted net loss per common share	36,645	36,318	36,627	36,137

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,620)	$(60,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,274	4,992
Loss on disposal of fixed assets	128	1,093
Amortization of goodwill	—	26,193
Amortization of other intangible assets	1,828	2,475
Amortization of deferred compensation	134	793
Changes in operating assets and liabilities:
Restricted cash	(1,088)	—
Accounts receivable	1,612	7,930
Prepaid and other current assets	1,235	(523)
Other assets	1,447	19
Accounts payable	(1,547)	(2,669)
Accrued compensation	(1,669)	(3,919)
Accrued liabilities	94	(893)
Accrued restructuring	(2,785)	1,416
Deferred revenue	(109)	(1,811)
Other liabilities	47	1,387
Other	(3)	—

Net cash used in operating activities	(7,022)	(23,518)

Cash flows from investing activities:
Proceeds from sales of property and equipment	236	12
Purchases of property and equipment	(71)	(1,108)

Net cash provided by (used in) investing activities	165	(1,096)

Cash flows from financing activities:
Payments on borrowings	(3,316)	(5,959)
Payments on capital lease obligations	(414)	(718)
Proceeds from bank borrowings	2,067	3,971
Proceeds from borrowings from related party	2,000	—
Net proceeds from issuance of common stock	2	281

Net cash provided by (used in) financing activities	339	(2,425)
Effect of exchange rate differences on cash	(140)	320

Net increase (decrease) in cash and cash equivalents	(6,658)	(26,719)
Cash and cash equivalents at beginning of period	9,892	42,613

Cash and cash equivalents at end of period	$3,234	$15,894

Supplemental cash flow disclosures:
Cash paid for interest	$251	$378

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements have been prepared by eGain Communications Corp. (“eGain” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of eGain and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Note 3.    Stock-Based Compensation

eGain accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

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

As of March 31, 2003, the outstanding balance of deferred stock compensation was $57,000. eGain amortized $31,000 and $233,000 of deferred compensation in the quarters ended March 31, 2003 and March 31, 2002, respectively. The total of amortization of deferred stock based compensation was $136,000 for the nine months period ended March 31, 2003 and $793,000 for the same period in the prior year.

eGain has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
As Reported:
Net loss applicable to common stockholders	$(4,192)	$(20,623)	$(14,763)	$(108,648)
Basic and diluted net loss per share	(0.11)	(0.57)	(0.40)	(3.01)

Add: Stock-based employee compensation expense included in reported net income	31	233	136	793
Deduct: Total stock-based employee compensation expense determined under fair value based method	101	2,129	257	2,583

Pro Forma:
Net loss	$(4,262)	$(22,519)	$(14,884)	$(110,438)
Basic and diluted net loss per share	(0.12)	(0.62)	(0.41)	(3.06)

Note 4.    Goodwill and Other Intangible Assets

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	March 31, 2003	June 30, 2002
Gross carrying amount of goodwill after impairment charge	$86,664	$84,409
Gross carrying amount of assembled workforce	—	2,255

Adjusted gross carrying amount of goodwill	86,664	86,664
Accumulated amortization of goodwill	(81,784)	(80,279)
Accumulated amortization of assembled workforce reclassified to goodwill	—	(1,505)

Net carrying amount of goodwill including assembled workforce	4,880	4,880
Assembled workforce reclassified to goodwill upon adoption of FAS 142	—	(750)

Net carrying amount of goodwill	$4,880	$4,130

The following table summarizes the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,391)	$1,510
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,085)	$1,510

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(2,472)	$2,429
Acquired developed technology	3,694	(2,786)	908

Intangible assets excludes assembled workforce	8,595	(5,258)	3,337
Acquired assembled workforce	2,255	(1,505)	750

Total intangible assets includes assembled workforce	$10,850	$(6,763)	$4,087

Effective July 1, 2002, eGain adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, eGain no longer amortizes goodwill, but will review goodwill annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a net carrying value of $750,000, which do not qualify as separate intangible assets under SFAS No. 142, have been reclassed to goodwill. Upon initial application in connection with the transitional goodwill impairment evaluation under SFAS No. 142, the Company completed a goodwill review as of the date of adoption—July 1, 2002 and found no impairment of goodwill beyond amounts previously recorded prior to that date.

Upon adoption of Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), in its fiscal year beginning July 1, 2002, eGain is required to present specific disclosures under the transitional provisions of SFAS 142. The following table presents the loss for all periods presented, as adjusted, to exclude the amortization of goodwill (in thousands, except per share data; unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
As Reported:
Net loss applicable to common stockholders	$(4,192)	$(20,623)	$(14,763)	$(108,648)
Basic and diluted net loss per share	(0.11)	(0.57)	(0.40)	(3.01)
Add:
Amortization of goodwill		8,731		26,193
Amortization of acquired workforce intangible previously classified as purchased intangible		188		564
Pro Forma:
Net loss applicable to common stockholders	$(4,192)	$(11,704)	$(14,763)	$(81,891)
Basic and diluted net loss per share	(0.11)	(0.32)	(0.40)	(2.27)

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

Note 5.    Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss applicable to common stockholders	$(4,192)	$(20,623)	$(14,763)	$(108,648)

Basic and diluted:
Weighted-average shares outstanding	36,650	36,484	36,655	36,466
Less weighted-average shares subject to repurchase	(5)	(166)	(28)	(329)

Weighted-average shares used in computing basic and diluted net loss per common share	36,645	36,318	36,627	36,137

Basic and diluted net loss per common share	$(0.11)	$(0.57)	$(0.40)	$(3.01)

Options and warrants to purchase 8,129,374 and 10,061,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively. In addition, convertible preferred stock convertible into 18,553,000 and 17,362,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively. The above amounts were excluded from the computation of net loss per common share, as their effect is anti-dilutive.

Note 6.    Comprehensive Loss

eGain’s comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $2.5 million and $18.7 million for the three months ended March 31, 2003 and 2002, respectively, and $9.8 million and $59.7 million for the nine months ended March 31, 2003 and 2002, respectively.

Note 7.    Segment Information

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

Information relating to eGain’s geographic areas is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Total Revenue:
North America	$2,360	$3,393	$8,094	$14,659
Europe	2,660	2,266	7,713	7,992
Asia Pacific	203	251	910	1,466
India	—	—	—	—

	$5,223	$5,910	$16,717	$24,117

Operating Income (Loss):
North America	$(2,267)	$(17,513)	$(8,105)	$(56,010)
Europe	340	(296)	260	(675)
Asia Pacific	46	(325)	(230)	(1,594)
India	(593)	(520)	(1,750)	(1,576)

	$(2,474)	$(18,654)	$(9,825)	$(59,855)

In addition, identifiable assets corresponding to eGain’s geographic areas are as follows (in thousands):

	March 31, 2003	June 30, 2002
North America	$9,828	$22,466
Europe	2,552	3,635
Asia Pacific	833	599
India	683	627

	$13,896	$27,327

During the nine months ended March 31, 2003 and 2002, no single customer accounted for more than 10% of eGain’s total revenue.

Note 8.    Related Party Notes Payable

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

As of March 31, 2003, the outstanding balance of related party notes payable was $1.89 million including an accrued interest of $60,000 at an annual rate of 12%.

Note 9.    Bank Borrowings

On September 20, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As of March 31, 2003 there was approximately $500,000 outstanding under this agreement. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.1 million which was secured by establishing a restricted certificate of deposit for $1.1 million at March 31, 2003. This amount will be reduced as scheduled payments on the term loan are made. As of March 31, 2003 there was approximately $1,048,000 outstanding on the term loan.

On March 25, 2003, eGain entered into a modification agreement with SVB. The amendment extended the original term and termination of the AR Facility for an additional 90 days through June 30, 2003.

Total borrowings under the SVB Credit Facilities were $1,548,000 at March 31, 2003, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Accounts Receivable Facility	$500	June 30, 2003	Prime + 5.0% + 0.5% monthly fee

Term loan	1,048	February 29, 2004	Prime

	$1,548

Note 10.    Restructuring

During the quarter ended March 31, 2003, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded a restructuring charge of $512,000 primarily due to the closure of the local office in Germany and the severance payments associated with planned worldwide headcount reductions. The charges consisted of $213,000 related to closure of the German office, $216,000 employee severance payments, $34,000 of fixed assets write-offs as well as $49,000 miscellaneous charges related to the excess facilities in North America.

During the quarter ended December 31, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, eGain recorded a restructuring benefit of $1,285,000 which was primarily due to the termination of one of its facility leases. The savings from the facility lease termination was $1,660,000. This benefit was partially offset by current quarter charges of $215,000 related to severance payments associated with planned worldwide headcount reductions as well as $160,000 related to the closure of local offices in Australia and Singapore. The total payments of $648,000 for the quarter consisted of $135,000 employee severance, $187,000 related to closure of local offices in Europe, Australia, and Singapore in fiscal 2003, and $326,000 for excess facilities in North America accrued in fiscal 2002.

eGain entered into a settlement with Synergism Investors on December 11, 2002 to terminate an existing lease agreement for one of eGain’s excess facilities. Under this agreement, eGain agreed to pay $1,325,000 (the “Settlement Amount”) to Synergism. Of this obligation, $325,000 was secured through a certified deposit and paid in January, 2003. The remaining balance will be paid to Synergism in the event eGain makes a distribution of cash, stock, or other consideration (each, a “Preferred Payment”) to the holders of eGain’s 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A preferred held by them. Synergism will receive prior to any such Preferred Payment to holders of Series A Preferred a cash payment equal to the lesser of (i) an amount equal to $1,000,000 (the “Initial Payment Value”) plus an amount which would increase and accumulate at an annual rate equal to 6.75% of the Initial Payment Value; or (ii) the portion of the Preferred Payment made with respect to 10 shares of Series A Preferred, which shares have an aggregated stated value of $1,000,000.

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

Details of the fiscal 2003 restructuring charges are as follows (in thousands):

	Cash/Non-cash	FY 03 Charges	Amount Paid/Used	Balance at 03/31/03
Excess facilities	Cash	$707	$(290)	$417
Employee severance	Cash	1,179	(1,179)	—
Professional services	Cash	48	(48)	—

Total restructuring charges		$1,934	$(1,517)	$417

Details of the cumulative fiscal 2002 restructuring charges are as follows (in thousands):

	Cash/Non-cash	FY 02 Charges	Amount Paid/Used	Adjustment	Balance at 03/31/03
Excess facilities	Cash	$6,412	$(2,951)	$(1,660)	$1,801
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional services	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(5,503)	$(1,660)	$1,801

Details of the cumulative fiscal 2001 restructuring charges are as follows (in thousands):

	Cash/Non-cash	FY 01 Charges	Amount Paid/Used	Balance at 03/31/03
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional services	Cash	263	(171)	92

Total restructuring charges		$1,443	$(1,351)	$92

Charges of $92,000 related to fiscal 2001, which were primarily related to legal and professional costs, remained unpaid as of 03/31/03.

Note 11.    New Accounting Pronouncements

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. eGain adopted SFAS No. 146 on January 1, 2003 and the adoption of this statement did not have a material impact on eGain’s financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred in January 2002. eGain adopted EITF 01-14 effective July 1,2002. Adoption of this statement resulted in approximately $34,000 and $95,000 of reimbursable expenses reflected in both service revenue and cost of service revenue for the three and nine month periods ended March 31, 2003, respectively.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. eGain adopted this statement on January 1, 2003 and the adoption did not have a material impact on eGain’s financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of any entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. eGain adopted the interim disclosure provision SFAS 148 beginning the third quarter of fiscal 2003. The interim disclosure is included in Note 3.

Note 12.    Litigation

On October 25, 2001, a federal securities class action complaint was filed in the United States District Court for the Southern District of New York against eGain, certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. The Company believes it has good and valid defenses to these allegations. During 2002, motions to dismiss the claims in the action were briefed and argued. During late 2002, the plaintiffs entered into an agreement, voluntarily dismissing the claims against the certain individual defendants in return for a tolling agreement. In February 2003, the trial court rendered a decision granting the motions to dismiss in part, denying them in part, and permitting the cases to proceed in part. With respect to eGain, the court held that plaintiff did not have standing to pursue the section 11 claim for damages, and dismissed that claim. The court, however, ruled that plaintiffs could proceed with the section 10(b) claim against the company. eGain intends to defend the remaining claim vigorously. However, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against eGain. eGain intends to defend the claim vigorously and does not expect it to have a material impact on its results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management, and other resources and other factors.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited, to the ability of eGain to continue as a going concern, the continued reduction of eGain’s expenses, the adequacy of capital resources, the factors influencing competition in eGain’s market, expected net losses, the continued need for eService solutions, the continued acceptance of eGain’s Web-native architecture, eGain’s levels of product development and technology and the overall volatility of technology companies. eGain’s actual results could differ materially from those discussed in statements relating to eGain’s future plans, product releases, objectives, expectations and intentions. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. eGain expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in eGain’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain Communication Corp. (“eGain” or the “Company”) is a leading provider of eService software for Global 2000 companies. eGain’s solutions are designed to enable companies to transform traditional customer call centers into knowledge-powered multi-channel contact centers. The Company’s solutions have a proven track record of helping businesses deliver a superior customer experience and establishing profitable, long-term customer relationships, while reducing operating and technology costs. eGain offers an integrated platform that is designed to enable companies to offer both assisted (email management, web collaboration, knowledge management, and call center integration tools) and unassisted (integrated set of self-service solutions) online customer service. Built using a Java-based, 100% Web-native architecture, eGain’s comprehensive eService solutions are designed to provide robust scalability, global access, diverse integration capabilities and rapid deployment. In addition, eGain’s solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and provide an enterprise wide solution.

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

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last two fiscal years, it expects to incur additional operating losses, at least through the fourth quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular that revenue levels remain stable and that customers continue to pay on a timely basis. While eGain closed the Credit Facility in December 2002, the additional $3,000,000 in loan proceeds available under the Credit Facility are subject to the achievement by eGain of certain performance milestones. eGain can make no assurances that it will achieve the performance milestones necessary to receive these additional loan proceeds. If eGain’s revenues fall significantly below expectations and such loan proceeds are not available, eGain may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. These conditions raise doubt about eGain’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

eGain intends to continue to make investments in product development and technology at reduced levels to enhance its current products and services, develop new products and services, and further advance its solution offerings. In addition, eGain has incurred significant losses since its inception and had an accumulated deficit of approximately $308.8 million as of March 31, 2003. eGain has not achieved profitability on a quarterly or annual basis. eGain expects to continue to incur operating losses for the foreseeable future. In view of the rapidly evolving nature of its business, eGain believes that period to period comparisons of its revenue and operating results are not meaningful and should not be relied upon as indications of future performance.

eGain’s common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective with the open of business on Tuesday, November 5, 2002. eGain’s common stock will remain listed on the SmallCap Market until at least May 2003, and may be eligible for continued listing, depending on the Company’s compliance with certain Nasdaq SmallCap Market listing requirements. See further discussion of this matter under “Additional Factors that May Affect Future Results.”

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

Valuation of Long-Lived Assets

Goodwill is not amortized but is tested for impairment using a fair value approach. During the first nine months of fiscal 2003, eGain performed the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of July 1, 2002, using the two-step process required under SFAS 142. Goodwill will be tested for impairment annually as well as whenever indicators of impairment exist.

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

Restructuring

eGain has taken restructuring charges related to excess facilities and established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that eGain has abandoned. These reserves are based upon eGain’s estimates of triggering events, such as the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the restructuring charge will be made in future periods, if necessary, should different conditions prevail from those anticipated in eGain’s original estimate.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months March 31,		Nine Months March 31,
	2003	2002	2003	2002
Revenue:
Hosting	17%	16%	17%	19%
License	19%	21%	28%	32%
Services	64%	63%	55%	49%

Total revenue	100%	100%	100%	100%
Cost of revenue—direct	45%	61%	50%	52%
Cost of revenue—acquisition related	5%	6%	5%	4%

Gross profit	50%	33%	45%	44%

Operating costs and expenses:
Research and development	26%	41%	28%	38%
Sales and marketing	35%	102%	45%	83%
General and administrative	19%	41%	22%	31%
Amortization of goodwill and other intangible assets	6%	156%	6%	114%
Amortization of deferred compensation	1%	4%	1%	3%
Restructuring	10%	5%	2%	23%

Total operating costs and expenses	97%	349%	104%	292%

Loss from operations	(47%)	(316%)	(59%)	(248%)

Total revenue decreased 12% to $5.2 million in the quarter ended March 31, 2003 from $5.9 million in the quarter ended March 31, 2002. Total revenue for the nine months ended March 31, 2003 decreased 31% to $16.7 million, compared to $24.1 million in the same period last year. The decrease in each period was primarily attributable to a decline in licensed and hosted customer orders worldwide resulting from the continued weak macro-economic environment. During the quarters and the nine months ended March 31, 2003 and 2002, no single customer accounted for more than 10% of total revenue.

Hosting revenue decreased 5% to $885,000 in the quarter ended March 31, 2003 from $931,000 in the quarter ended March 31, 2002. Hosting revenue for the nine months ended March 31, 2003 decreased 37% to $2.8 million, compared to $4.5 million in the same period last year. The decrease in each period was primarily attributable to a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts due to decreased customer IT spending. Hosting revenue represented 17% and 16% of total revenue for the quarters ended March 31, 2003 and 2002, respectively, and 17% and 19% of total revenue for the nine months ended March 31, 2003 and 2002, respectively.

License revenue decreased 21% to $983,000 in the quarter ended March 31, 2003 from $1.2 million in the quarter ended March 31, 2002. License revenue for the nine months ended March 31, 2003 decreased 40% to $4.6 million, compared to $7.7 million in the same period last year. The decrease in each period was due primarily to the large decline in customer orders worldwide as a result of the continued weak macro-economic environment. License revenue represented 19% and 21% of total revenue for the quarters ended March 31, 2003 and 2002, respectively, and 28% and 32% of total revenue for the nine months ended March 31, 2003 and 2002, respectively.

Services revenue decreased 10% to $3.4 million in the quarter ended March 31, 2003 from $3.7 million in the quarter ended March 31, 2002. Services revenue for the nine months ended March 31, 2003 decreased 22% to $9.3 million, compared to $11.9 million in the same period last year. The decrease in each period was mainly attributable to a decline in licensed customer orders. Services revenue decreased due to a decline in maintenance contracts, customer implementations, and system integration projects, largely due to reduced IT spending consistent with the weak macro-economic environment. Services revenue represented 64% and 63% of total revenue for the quarters ended March 31, 2003 and 2002, respectively, and 55% and 49% of total revenue for the nine months ended March 31, 2003 and 2002, respectively.

Operating Costs and Expenses Overview

Total operating costs and expenses decreased 75% to $5.1 million in the quarter ended March 31, 2003 from $20.6 million in the quarter ended March 31, 2002. Total operating costs and expenses for the nine months ended March 31, 2003 decreased 75% to $17.3 million, compared to $70.4 million in the same period last year. eGain continued to implement stringent cost control measures to significantly reduce operating costs and expenses. Initiatives that contributed to the reduction of operating costs and expenses in all departments of eGain included the following:

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

Cost of Revenue—Direct

Cost of revenue—direct includes personnel costs for eGain’s hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in eGain’s hosted network, third-party software royalties, lease costs paid to remote co-location centers and occupancy costs and related overhead. Cost of revenue-direct decreased 34% to $2.4 million in the quarter ended March 31, 2003 from $3.6 million in the quarter ended March 31, 2002. Cost of revenue-direct for the nine months ended March 31, 2003 decreased 32% to $8.4 million, compared to $12.4 million in the same period last year. The decrease in cost of revenue—direct for the nine months ended March 31, 2003 was consistent with the decrease in revenue for this period, with significant savings from a decline in headcount through planned workforce reductions. eGain anticipates that cost of revenue—direct will be relatively stable in future periods.

Cost of Revenue—Acquisition Related

Cost of revenue—acquisition related decreased 37% to $227,000 in the quarter ended March 31, 2003 from $362,000 in the quarter ended March 31, 2002. Cost of revenue—acquisition related for the nine months ended March 31, 2003 also decreased 24% to $827,000, compared to $1.1 million in the same period last year. These amounts consisted of amortization of developed technology and customer base resulting from eGain’s business combinations in fiscal 2000. The decrease was primarily due to a discontinuance of the amortization of acquired workforce intangibles that was reclassified to goodwill in the quarter ended September 30, 2002 in accordance with SFAS 142. The acquired developed technology intangibles was fully amortized in the quarter ended March 31, 2003.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering and quality assurance personnel, and occupancy costs and related overhead. Research and development expenses decreased 44% to $1.4 million in the quarter ended March 31, 2003 from $2.5 million in the quarter ended March 31, 2002. Research and development expenses for the nine months ended March 31, 2003 decreased 48% to $4.7 million, compared to $9.1 million in the same period last year. The decrease was primarily due to a decline in headcount through planned workforce reductions and the ongoing migration of development resources to eGain India. eGain anticipates that research and development expenses will be relatively stable in future periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of eGain’s sales, marketing and business development personnel, advertising, trade show and other promotional costs, and occupancy costs and related overhead. Sales and marketing expenses decreased 69% to $1.8 million in the quarter ended March 31, 2003 from $6.0 million in the quarter ended March 31, 2002. Sales and marketing expenses for the nine months ended March 31, 2003 decreased 63% to $7.5 million, compared to $20.1 million in the same period last year. The decrease was primarily due to a decline in headcount through planned workforce reductions and a decrease in spending on advertising and marketing programs. eGain anticipates that sales and marketing expenses will be relatively stable in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for eGain’s finance, human resources, administrative and legal services personnel, fees for outside professional services, bad debt expense, and occupancy costs and related overhead. General and administrative expenses decreased 58% to $1.0 million in the quarter ended March 31, 2003 from $2.4 million in the quarter ended March 31, 2002. General and administrative expenses for the nine months ended March 31, 2003 decreased 50% to $3.7 million, compared to $7.3 million in the same period last year. The decrease was attributable to a decline in headcount through planned workforce and a reduction in bad debt expense and outside consulting services. eGain anticipates that general and administrative expenses will be relatively stable in future periods.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangibles decreased 96% to approximately $327,000 during the quarter ended March 31, 2003 from $9.2 million during the quarter ended March 31, 2002. Amortization of goodwill and other intangibles for the nine months ended March 31, 2003 decreased 96% to $1.0 million, compared to $27.6 million in the same period last year. This decrease was primarily due to the adoption of SFAS No. 142 on July 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.

Amortization of Deferred Compensation

Deferred compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” eGain recorded amortization of deferred compensation of $31,000 and $233,000 in the quarters ended March 31, 2003 and 2002, respectively, and $136,000 and $793,000 in the nine months ended March 31, 2003 and 2002, respectively.

Restructuring

Restructuring expenses increased 57% to $512,000 for the quarter ended March 31, 2003 from $327,000 for the quarter ended March 31, 2002. eGain recorded a restructuring charges of $274,000 for the nine months ending March 31, 2003 compared to $5.6 million in the same period last year. The expenses consisted of severance costs and the closure of international offices and were partially offset by the benefit due to the reversal of $1.7 million in charges accrued for the consolidation of facilities in North America. eGain paid severance costs of $216,000 and $1.1 million during the three and nine months ended March 31, 2003, respectively. During the nine months period ended March 31, 2003, eGain reduced its worldwide workforce by 142 employees across all departments pursuant to the adoption of eGain’s expense management strategy. Other major charges included $213,000 for the closure of its office in Germany in the quarter ended March 31, 2003 in addition to $456,000 accrual for the closure of offices in Australia, Singapore, Holland and France during the six months ended December 31, 2002.

Non-operating Income (expense)

Non-operating income was $9,000 in the quarter ended March 31, 2003, compared to non-operating expense of $352,000 in the quarter ended March 31, 2002. Non-operating income was $205,000 for the nine months ended March 31, 2003, compared to non-operating expense of $146,000 in the nine months ended March 31, 2002. The total non-operating income in the nine months ended March 31, 2003 was primarily due to a real estate settlement of $357,000 in the quarter ending December 31, 2002, offsetting by interest and other expenses.

Liquidity and Capital Resources

Since inception eGain experienced substantial expenditures as it grew operations and personnel. Although eGain has repeatedly taken actions to reduce its expense rates over the last two fiscal years, it expects to incur additional operating losses, at least through the fourth quarter of fiscal 2003 if not longer. eGain’s working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. While eGain closed the Credit Facility in December 2002, the additional $3,000,000 in loan proceeds available under the Credit Facility are subject to eGain achieving certain performance milestones. eGain can make no assurances that it will achieve the performance milestones necessary to receive these additional loan proceeds. If eGain’s revenues fall significantly below expectations and such loan proceeds are not available, eGain may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. These conditions raise doubt about eGain’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On September 20, 2002, eGain entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (see Notes To Condensed Consolidated Financial Statements, Note 8: Bank Borrowings), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the term loan and equipment loan were combined into one term loan facility in the amount of $1.1 million, which was secured by establishing a restricted certificate of deposit in the amount of $1.1 million at March 31, 2003. This will be reduced as scheduled amortization payments on the term loan are made. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, eGain entered into a modification agreement with SVB. The amendment extended the original term and termination of the AR Facility for an additional 90 days through June 30, 2003.

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

On March 31, 2003, cash and cash equivalents were $4.3 million, a decrease of $5.6 million since June 30, 2002. Working capital at March 31, 2003 was $107,000, a decrease of $2.2 million since June 30, 2002. Of the $4.3 million cash and cash equivalents at March 31, 2003, $3.2 million was unrestricted and $1.1 million was restricted.

Net cash used in operating activities was $7.0 million and $23.5 million in the nine months ended March 31, 2003 and 2002, respectively. Cash used in operating activities in each period was primarily the result of net losses, partially offset by non-cash charges including depreciation and amortization of intangible assets.

Net cash provided from investing activities was $165,000 and net cash used was $1.1 million in the nine months ended March 31, 2003 and 2002, respectively. Cash provided from investing activities for the nine months ended March 31, 2003 was primarily due to a settlement from a previous purchase of property and equipment. Cash used in investing activities was primarily due to property and equipment purchases.

Net cash provided from financing activities was $339,000 and net cash used was $2.4 million in the nine months ended March 31, 2003 and 2002, respectively. Cash used in financing activities in the quarter ended March 31, 2003 was $398,000. The balance consisted of $500,000 proceeds from borrowing through the AR Facility with SVB. Payments on borrowings and capital leases totaled $898,000 in the three month period ended March 31, 2003.

The following table summarizes eGain’s contractual obligations as of March 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2003	2004	2005	2006	2007	Total
Capital leases	$14	$17	$—	$—	$—	$31
Operating leases	315	926	562	483	—	2,286
Bank borrowings and notes payable	1,625	—	—	—	2,000	3,625

Total	$1,954	$943	$562	$483	$2,000	$5,942

Additional Factors That May Affect Future Results

eGain expects continuing losses and may never achieve profitability, which in turn may harm its future operating performance and may cause the market price of eGain common stock to decline

eGain incurred a net loss applicable to common stockholders of $4.2 million for the quarter ended March 31, 2003. As of March 31, 2003, eGain had an accumulated deficit of approximately $308.8 million. eGain does not know when or if it will become profitable. If eGain does not become profitable within the timeframe expected by financial analysts or investors, the market price of eGain common stock may decline. Even if eGain does achieve profitability, it may not be able to sustain or increase profitability in the future.

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

A number of factors are likely to cause fluctuations in eGain’s operating results, including, but not limited to, the following:

•	the macro-economic environment and the corresponding growth rate of ecommerce;

•	demand for eService software solutions and budget and spending decisions by information technology departments of eGain’s customers;

•	competitive pressure from new and existing market participants;

•	eGain’s ability to attract and retain customers and maintain customer satisfaction;

•	eGain’s ability to upgrade, develop and maintain its systems and infrastructure;

•	eGain’s ability to develop new products and services;

•	the amount and timing of operating costs and capital expenditures relating to eGain’s business and infrastructure;

•	technical difficulties or system outages;

•	eGain’s ability to retain qualified personnel with software and Internet industry expertise;

•	the announcement or introduction of new or enhanced products and services by eGain’s competitors;

•	changes in eGain’s pricing policies and those of its competitors;

•	litigation relating to proprietary rights;

•	seasonal trends in technology purchases;

•	timing and revenue recognition of large customer contracts;

•	decline in capital market conditions limiting eGain’s ability to raise capital;

•	general business conditions in the industry, including global economic and political conditions, as well as those specific to eGain’s customers or industry;

•	failure to increase eGain’s North American and international sales; and

•	governmental regulation regarding the Internet and ecommerce in particular.

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

The market for eService software remains relatively new and intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. eGain competes with companies that develop and maintain internally developed eService software applications. eGain also competes directly with companies that provide licensed eService software, including AskJeeves, Inc.; Avaya, Inc.; E.piphany, Inc.; Firepond, Inc.; Genesys Telecommunications (a wholly-owned subsidiary of Alcatel); Kana Software, Inc.; Primus Knowledge Solutions, Inc.; RightNow Technologies, Inc.; Serviceware; and Talisma Corp. eGain also faces actual or potential competition from larger, front office software companies such as Amdocs Limited (which acquired the Clarify, Inc. business from Nortel Networks); Onyx Software Corporation; PeopleSoft, Inc.; Pivotal Corp.; and Siebel Systems, Inc. Furthermore, established enterprise software companies, including IBM; Microsoft Corporation; Oracle Corporation; SAP, Inc.; and similar companies, may seek to leverage their existing relationships and capabilities to offer eService solutions.

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

On November 1, 2002 eGain’s stockholders authorized the Company’s board of directors discretion to effect a reverse split of the Company’s common stock in the following ratios: one-for-ten, one-for-fifteen or one-for-twenty. While a reverse split of eGain’s common stock, if effected by the board of directors, may bring the Company into compliance with the Nasdaq SmallCap Market bid price requirement, eGain can offer no assurance that its common stock will continue to meet the $1 bid price requirement or that eGain will meet the other requirements for the continued listing of its common stock on the Nasdaq SmallCap Market.

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may cause the market price of eGain common stock to increase and decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition to the proceeding described in “Legal Proceedings,” eGain may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm eGain’s business and operating results.

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

Unplanned system interruptions and capacity constraints could reduce eGain’s ability to provide hosting services and could harm its business and reputation

eGain’s customers have in the past experienced some interruptions with the eGain hosted operations. eGain believes that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, eGain’s business will suffer if it experiences frequent or long system interruptions that result in the unavailability or reduced performance of its hosted operations or reduce eGain’s ability to provide remote management services. eGain expects to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, eGain’s business and reputation could be seriously harmed.

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

If eGain’s system security is breached, eGain’s business and reputation could suffer

A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach eGain’s security or that of eGain’s customers. eGain may be liable to its customers for any breach in its security and any breach could harm its business and reputation. Although eGain has implemented network security measures, eGain’s servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. eGain may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

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

(a)    Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On October 25, 2001, a federal securities class action complaint was filed in the United States District Court for the Southern District of New York against eGain, certain of its officers, and the lead underwriters for eGain’s initial public offering. Rennel Trading Corp. v. eGain Communications Corp., et al., No. 01-CIV-9414 (SAS). The complaint alleges violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, on behalf of a alleged class of plaintiffs who purchased eGain common stock between September 23, 1999 and December 6, 2000. Specifically, the complaint alleges that the prospectus eGain filed in connection with the initial public offering was materially false and misleading because it failed to disclose that the underwriter defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for shares of eGain stock, and that the underwriters entered into agreements with certain investors in which these investors agreed to purchase additional shares of Company common stock in the aftermarket in exchange for receiving shares of eGain common stock in the initial public offering. The lawsuit is being prosecuted by the Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending before the Honorable Shira A. Scheindlin. The Company believes it has good and valid defenses to these allegations. During 2002, motions to dismiss the claims in the action were briefed and argued. During late 2002, the plaintiffs entered into an agreement, voluntarily dismissing the claims against the certain individual defendants in return for a tolling agreement. In February 2003, the trial court rendered a decision granting the motions to dismiss in part, denying them in part, and permitting the cases to proceed in part. With respect to eGain, the court held that plaintiff did not have standing to pursue the section 11 claim for damages, and dismissed that claim. The court, however, ruled that plaintiffs could proceed with the section 10(b) claim against the company. eGain intends to defend the remaining claim vigorously. However, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against eGain. eGain intends to defend the claim vigorously and does not expect it to have a material impact on its results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management, and other resources and other factors.

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

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Reports on Form 8-K Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We filed one report on Form 8-K for the quarter ended March 31, 2003 as follows:

Date	Item Reported on

May 6, 2003	We announced our preliminary operating results in a press release issued on May 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ ERIC SMIT
Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ashutosh Roy, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eGain Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ ERIC SMIT
Eric Smit