Form 10-K
period 2003-06-30
EGAIN COMMUNICATIONS CORP
filed 2003-09-29
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 0-30260

eGain Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware 77-0466366	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

624 E. Evelyn Avenue, Sunnyvale, California 94086	(408) 212-3400
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (on the Nasdaq SmallCap Market on September 25, 2003), was approximately $3,118,270. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

As of September 25, 2003, there were 3,680,954 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2003 Annual Meeting of Stockholders to be held on November 20, 2003.

eGAIN COMMUNICATIONS CORPORATION

2003 FORM 10-K

PART I

ITEM 1.    BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our continued net losses since inception, our limited operating history, our equity structure and the significant risk of dilution, the adequacy of our capital resources and need for additional financing, liquidation preferences related to our preferred stock, our ability to maintain listing on the Nasdaq SmallCap Stock Market, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. Twenty-four of the fifty largest global companies rely on us to transform their traditional call centers into profit centers, and extend their competitive advantage through superior customer service. eGain Service 6™, our software suite, available licensed or hosted, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain Service Management Platform ™ (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

Recent Developments

In November 2002, we received stockholder approval for, and on August 20, 2003 affected, a reverse stock split of our common stock at a ratio of 1-for-10 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-tenth of a share of common stock, with the par value of each share of common stock remaining at one-tenth of a cent ($.001) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split. The reverse split of our common stock brought us into compliance with the Nasdaq SmallCap Market bid price requirement. See further discussion on this matter under “Additional Factors that May Affect Future Results”.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial loan of $2.0 million under the Credit Facility occurred on December 31, 2002. Loans of up to an additional $3.0 million may be made under the Credit Facility subject to our achievement of certain performance milestones set forth in the Purchase Agreement. There is currently $2.0 million of principal outstanding under the Credit Facility.

Industry Background

The Internet has fundamentally changed the manner in which businesses and customers interact. Customers demand instant access to customer service and expect immediate responses to questions and issues.

The ability to deliver consistent customer service in a multi-channel contact center has become a necessity in today’s competitive business environment. Failure to address the multi-channel service needs of customers can result in diminished customer loyalty and a deteriorating competitive position and brand reputation.

Over the past few years, numerous software vendors have developed point solutions, designed to handle online customer communications through a specific channel such as email, real-time Web collaboration or self-service. However, point solutions do not meet the demands of companies who want flexibility in how they communicate with customers based on the nature of their inquiry. Point solutions also create interaction silos, making it difficult for customer service agents to easily reference a customer’s past communications that originated from multiple channels. Nor do they use a common knowledge base to deliver consistent accurate responses. Moreover, many of these solutions do not integrate easily with a company’s existing legacy system, making it difficult to implement and maintain these applications.

What customer service organizations need is a comprehensive, functionally rich, yet deeply integrated customer service suite to serve customers across the phone, web, and email. This need is fulfilled by eGain’s suite of software applications.

The eGain Solution

Our application suite, eGain Service 6™, is available licensed or hosted, and includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain SMP™, a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

Our applications and platform are based on a 100% Internet architecture and open standards such as J2EE, XML, HTTP, JDBC and Java and are designed to be easily integrated and highly scalable.

We provide companies with the following benefits:

•

Develop and enhance profitable long term customer relationships.    Whether a customer is asking a question, seeking a resolution to an issue or making a purchase, our solution allows companies to greatly enhance the interaction experience for customers. Companies can respond rapidly and effectively to large volumes of email, communicate over the Web in real-time with their customers, answer questions on the phone, track the history of individual customer interactions, fulfill service requests and allow customers to handle their own service needs at any time. In addition to strengthening existing customer relationships, our products may also increase the likelihood that a web site visitor will become a customer. These visitors can interact with a customer service representative live over the web through chat, co-browsing and application sharing, to inquire about a specific product or issue, thereby increasing the likelihood that an issue gets resolved or a sales transaction is made.

•	Reduce operating costs and increase revenue. Our products enable companies to provide highly effective and efficient customer service while reducing operating costs. Our intelligent routing and auto-suggest/auto-response capabilities, tracking, workload and reporting features, and knowledge-guided service and contextual sales capabilities are designed to measurably enhance the productivity of a company’s customer service representatives while generating revenue at the same time. From an online customer perspective, our robust self-service tools, logical integrated escalation paths and sophisticated artificial intelligence engine empower online customers to resolve business issues without assistance, thereby reducing the demands on the customer service organization.

•	Reduce technology costs. Our products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprise data sources. By integrating with existing corporate systems, our platform allows companies to leverage prior investments, extend the useful lives of such systems and reduce the need for additional expenditures for enterprise applications, while transforming traditional phone-centric call centers into multi-channel contact centers.

•	Provide flexible deployment options. Our products are designed to allow companies to deploy our applications either in-house at their own facility as installed software or in a hosted environment operated and maintained by us. Customers using our hosted operations can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

The eGain Strategy

Our objective is to further enhance our position as a leading provider of customer service and contact center software. The key elements of our strategy include:

Enhance and Expand the Leading Integrated, Multi-Channel Customer Service Platform.    We believe we are one of the few companies that provide software to enable integrated communication across email, real-time web channels such as chat and co-browsing, and web self-service, in addition to the phone through seamless telephony integration. We have a strong track record of extending our platform through internal development and acquisitions and continue to invest substantial resources in research and development efforts. We believe we were the first company to expand channels of communication by integrating the email and real-time channels. We believe we were also the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, our solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise-wide solution.

Provide Demonstrable Return on Investment to Customers.    Especially in these challenging economic times, when many companies are dramatically scaling back their investments in information technology, we believe that customers will only buy enterprise software if they are convinced that they will experience real return on investment (“ROI”), in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from the purchase of our software applications. Among the factors that can provide this ROI are: increased revenues from enhanced customer loyalty, timely pre-sales help through live web collaboration, and contextual upselling/cross-selling in a service context; decreased headcount and associated costs, improved agent productivity in the call center and customer support areas; enabling new paradigms such as call center consolidation and off-shoring; providing customers with access to lower cost service alternatives than traditional telephone support; and preserving and leveraging existing information technology investments by using our easily-integrated products. Our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

Technology Leadership.    With our flagship product, eGain Email, we were the first company to introduce a 100% web-native solution to address the need for online customer interaction management. Since inception, we have designed our products from the ground up for easy browser access from anywhere at anytime, and rapid, flexible deployment via in-house or hosted options. We intend to maintain our technology leadership by continuing to fine-tune our applications and user interface to a 100% web architecture for maximum performance, user adoption and productivity. We believe that our web-native architecture provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs.

Flexible Delivery Options.    We believe that offering our solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ our hosted operations. They could also have an in-house implementation managed remotely by our managed services program. Customers choosing to receive hosted access to our solutions can focus on other aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. We believe that we offer the highest level of deployment flexibility among enterprise-class customer service software vendors.

Expand Global Distribution Capabilities.    We intend to attempt to expand our global distribution capabilities through our direct sales efforts as well as strategic relationships. We maintain a sales presence in 16 countries including the United Kingdom, India and Japan. With the introduction of multi-lingual versions of our products (Asian and Western European language capabilities), we may attempt to further penetrate international markets. In addition to our direct sales and marketing efforts, we are engaged in a number of formal and informal strategic relationships with system integrators, consulting firms, technology partners and solution providers.

Products and Services

eGain Service 6 Suite of Applications

eGain Service 6 is a complete customer service management solution. Built for rapidly implementing next-generation contact-center strategies, it consists of a service process management platform—the unique and open eGain SMP™—and best-of-breed applications for self-service and the contact center. Unlike most existing customer service suites, which are old client-server software packages, eGain Service 6 combines industry best practices and powerful service process management capabilities with a pure web architecture and an industry-leading 6th-generation browser-based user interface. The solution offers true multi-channel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and web sites.

The individual applications in the suite are described below:

•

eGain Email is an industry-leading solution for processing inbound customer emails and providing mission-critical email customer service. It incorporates hundreds of best-practices developed over years of serving innovative global enterprises—secure messaging, lifecycle audits, and real-time archival are some of the features that provide customers a next-generation email management platform for their enterprise. The first email management application designed as a true “application utility,” it can be implemented by corporate IT to deliver customer email management capability on demand to multiple business units within the enterprise. Designed to process very high volumes of emails and webform requests, eGain Email allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. eGain Email is an integral part of the eGain Service 6 suite.

•	eGain Campaign is a high volume, outbound email management solution used for targeted service and retention marketing campaigns. eGain Campaign enables businesses to engage in one-to-one email-based customer interactions, leading to profitable, long-term relationships.

•	eGain KnowledgeAgent guarantees high-quality customer service by empowering contact center agents with knowledge, making each agent as productive and capable as your best agent. It ensures fast, consistent, and accurate answers—agents simply enter queries as customers describe their problems over the phone. eGain KnowledgeAgent uses patented search technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. Experienced users can choose additional access models like a visual folder-based view of content to speed their search. Either way, in the course of a natural conversation with the customer, your agent is served the right answer by eGain KnowledgeAgent. The solution, in conjunction with eGain Content Adapter™, also allows your agents to access information stored in external systems. eGain KnowledgeAgent is an integral part of the eGain Service 6 suite.

•	eGain LiveWeb is the industry-leading solution for providing real-time web assistance. It incorporates hundreds of best-practices developed over years of serving innovative global enterprises—proxy-based co-browsing, multi-chat interface, secure authentication, scalable load-balancing, and universal browser support. The first web collaboration application designed as a true “application utility,” eGain LiveWeb can be implemented by corporate IT to deliver on-demand live web assistance to multiple business units within the enterprise. Designed to process very high volumes of service requests, eGain LiveWeb allows you to deliver consistent, high-quality service. eGain LiveWeb is an integral part of the eGain Service 6 suite.

•	eGain Self-Service is a comprehensive solution that supports the broadest set of self-service access options—FAQs, browse, search, guided help, virtual agent technology and case tracking. Shaped by our experience with hundreds of enterprise customers and innovative organizations, eGain Self-Service offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain SMP™. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. eGain Self-Service is an integral part of the eGain Service 6 suite.

•	eGain WorkDesk offers a unique solution designed for end-to-end handling of customer service requests that includes service fulfillment in a multi-channel contact center. eGain WorkDesk enables agents to track and manage their daily work including customer cases, phone activity, follow up tasks and reminders.

•	eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, Call Center Telephony (CTI) solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. eGain Adapters are of three kinds: eGain Data Adapter, eGain CTI Adapter, and eGain Content Adapter.

Hosted Operations

Our hosted customers receive access to the full functionality of our applications through a standard web browser and Internet connection. Through a network of our service centers and hosting partners linked by high-speed Internet connections, we provide our customers with multiple redundant paths to access their hosted customer service applications. We remotely manage these applications which reside on server machines housed at leading co-location facilities. We also offer value-added services to our hosted customers, including application management, database maintenance, mail hosting and anti-virus protection. We have also developed proprietary web-based hosted service management systems, enabling our service professionals to efficiently administer and manage large numbers of hosted customer applications.

Furthermore, the multi-tenant capability of eGain Service 6 allows us to more effectively serve multiple customers at reduced cost of ownership.

Professional Services

Our worldwide professional services organization provides consulting, hosting, technical support and education services designed to ensure customer success and build customer loyalty.

•	Consulting Services. Our consulting services offers rapid implementation services, custom solution development and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs and implement integrated solutions. We provide these services independently or in partnership with systems integrators who have developed consulting expertise on our platform.

•	Hosted Services. Our hosted services group provides 24x7 application management, monitoring and response services. We also provide database services to maintain and enhance the performance, availability and reliability of production systems as well as network security services.

•	Support Services. We offer a comprehensive collection of support services designed to respond to inquiries rapidly. Our technical support services are available to customers worldwide under maintenance agreements.

•	Education Services. Our educational services group provides a comprehensive set of basic and customized training programs to our customers and partners. Training programs are offered either online, or in person at the customer site or at one of our worldwide training centers.

As of fiscal year ended June 30, 2003, we had approximately 78 professionals providing worldwide services for systems installation, solutions development, application management, education and support.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. We target our sales efforts at Global 2000 companies. Our North American direct sales personnel are based at our corporate headquarters in Sunnyvale, California, with field sales presence throughout the United States and Canada. Internationally, we have field offices in Ireland, Italy, India, Japan, and the United Kingdom.

The direct sales force is organized into teams that include both sales representatives and sales consultants. Our direct sales force is complemented by telemarketing representatives based at our headquarters in Sunnyvale, California.

We further complement our direct sales force with a series of reseller and sales alliances. Through these alliances, we are able to leverage additional sales, marketing and deployment capabilities.

Marketing and Partner Strategy

Our marketing strategy is to build market awareness as a leading provider of customer service and contact center software that enable Global 2000 companies to transform traditional call centers into multi-channel contact centers that also generate profits and value for the entire enterprise. Our marketing also focuses on generating qualified leads for the sales force.

We employ a wide range of marketing avenues to deliver our message, including print and Internet advertising, targeted electronic and postal mailing, email newsletters and a variety of trade shows, seminars and interest groups.

Our marketing group also produces sales tools, including product collateral, customer case studies, demonstrations, presentations and competitive analyses. In addition, our marketing group performs market analyses and conducts focus group and customer reviews to identify and develop key partnership opportunities and product requirements.

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers.

As of fiscal year ended June 30, 2003, there were approximately 36 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors. No customer accounted for 10% or more of total revenue in the fiscal year just ended. The following is a representative list of companies that have entered into license agreements for one or more of our products:

Telecommunications

AT&T

Deutsche Telekom

Lucent

NTT

Orange

Verizon

Virgin Mobile

Vodafone Group

Outsourced Services

Aegis Communications

Automatic Data Processing Inc.

Experian

Harte-Hanks

Software Spectrum

Spherion

Sykes

Media

Lucas Arts

MP3.com

News Interactive

Retail

Carrefour

Crate and Barrel

Gymboree

HMV

LL Bean

Staples

Timberland

Financial Services

ABN AMRO Bank

ANZ Banking Group

Bank of America

Bank of Hawaii

Barclays

BUPA

Charles Schwab

Freddie Mac

GE Capital

HSBC Bank

Janus

Lloyds TSB

Quick and Reilly

Technology Epson Hewlett-Packard IBM McAfee Microsoft Manufacturing BMW North America GE Appliances Georgia Pacific Lockheed Martin Otis Olympus Pioneer Rubbermaid

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., E.piphany, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

We believe competition will continue to be fierce and increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies; and make more attractive offers to businesses to induce them to use their products or services.

Further, any delays in the general market acceptance of our applications would likely harm our competitive position by allowing our competitors additional time to improve their product and service offerings, and also provide time for new competitors to develop applications and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

Product Development

The market for our products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. We believe that strong product development capabilities are essential to our strategy of maintaining technology leadership. This includes enhancing current technology, providing excellent quality, performance, and functionality, as well as developing additional applications and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources to create a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required in bringing product concepts and development projects to market successfully.

In addition, we continuously analyze market and customer requirements and evaluate technology that we believe will enhance platform acceptance in the market. We selectively choose partners with superior technology to enhance features and functionality of our product offerings.

As of fiscal year ended June 30, 2003, there were approximately 97 employees engaged in worldwide product development activities.

Intellectual Property

We regard our copyrights, service marks, trademarks and similar intellectual property as critical to our success. We rely on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business. We own four patents in the field of case based reasoning, and have patents pending on various aspects of our technology. We also have several United States and international trademark applications pending.

We are continually assessing the propriety of seeking patent and other intellectual property protection for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Pending and future applications may or may not receive the issuance of valid patents and trademarks.

We routinely require our employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our products, technology, or business plans. In addition, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. In addition, some of our license agreements with certain customers and partners require us to place the source code for our products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against us, or if we materially breach a contractual commitment to provide support and maintenance to the party.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Our products may infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of fiscal year ended June 30, 2003, we had 243 full-time employees, of which 97 were in product development, 78 in services and support, 36 in sales and marketing, and 32 in finance and administration.

None of our employees are covered by collective bargaining agreements. While we believe our relations with employees are good, our future performance depends in large part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are bound by employment agreements requiring service for a defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business.

We may not be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially and adversely affect our business, results of operations and financial condition. Our future success will likely depend in large part on our ability to attract and retain experienced sales, technical, marketing and management personnel.

ITEM 2.    PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Sunnyvale, California	Corporate Headquarters	12,000	2009
Pune, India	Corporate Offices	21,000	2006
Slough, England	European Headquarters	7,000	2008

We believe our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We recently reached an agreement in principle with the plaintiffs to resolve the cases as to eGain’s liability and that of our officers and directors. The settlement involved no monetary payment by eGain or its officers and directors and no admission of liability. The Court has not yet approved the settlement.

In March 2002, we were named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation, an acquired wholly owned subsidiary. The suit seeks unspecified damages. Three of the four charges have been dismissed, with the breach of contract/warranty as the outstanding claim remaining. The parties are in settlement discussions but if a settlement agreement is not finalized and the case proceeds to trial, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management attention and other resources and factors.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit alleges that eGain eService enterprise software infringes later filed patents related to Mindfabric’s computer-based learning and natural language processing patents. We believe the allegations contained in this suit to be wholly without merit and intend to defend this claim vigorously. We do not expect its prosecution to have a material impact on our results of operations. However, even if claims such as these are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management attention and other resources and factors.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. Golden Gate Plaza, LLC’s unlawful detainer complaints seeks contract damages for unpaid rent and associated costs under a commercial lease. The allegations contained in the suit related to property leased by Inference. We deny the allegations in the complaint and allege that Golden Gate Plaza, LLC’s damages, if any, are subject to off-set by way of mitigation. We intend to defend the claim vigorously and do not expect it to have a material impact on our results of operations.

With the exception of these matters, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine and occasional disputes and legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations.

However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management attention, and other resources and factors.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER

MATTERS

(a)  Market Information

eGain’s Common Stock is quoted on The Nasdaq SmallCap under the symbol “EGAN.” The following table sets forth, for the periods indicated, high and low sale prices for eGain’s Common Stock as reported by The Nasdaq SmallCap. On August 20, 2003, our common stock began trading on the Nasdaq SmallCap Market giving effect to a reverse ten-for-one stock split. The figures below are on a post-reverse stock split basis.

	High	Low
Year Ended June 30, 2003
First Quarter	$4.90	$1.20
Second Quarter	3.80	1.00
Third Quarter	2.50	1.70
Fourth Quarter	7.20	1.80

Year Ended June 30, 2002
First Quarter	$27.60	$10.10
Second Quarter	19.40	9.00
Third Quarter	21.50	6.60
Fourth Quarter	11.90	2.40

(b)  Holders

As of September 25, 2003, there were approximately 450 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 11,000 beneficial stockholders of our common stock as of September 25, 2003.

(c)  Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	Column a		Column b	Column c
Equity compensation plans approved by security holders	347,526	(1)	$21.71	425,312
Equity compensation plans not approved by security holders	82,777	(2)	$46.32	116,315

Total	430,303		$26.44	417,079

(1)	Includes the aggregate number of securities to be issued upon exercise of options assumed in connection with eGain’s acquisition of several companies (13,232 with a weighted average exercise price of $58.26). There are no remaining options available for future issuance under these plans.

(2)	Includes the aggregate number of securities to be issued upon exercise of outstanding options assumed in connection with eGain’s acquisition of several companies (223 with a weighted average exercise price of $40.75). There are no remaining options available for future issuance under this plan.

(e)  Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	Fiscal Years Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share information)
Revenue:
Hosting	$3,661	$5,624	$10,549	$3,534	$137
License	6,095	10,015	24,285	5,053	473
Services	12,328	14,790	18,603	4,775	409

Total revenue	22,084	30,429	53,437	13,362	1,019
Cost of revenue—direct	10,510	16,861	29,402	14,550	1,772
Cost of revenue—acquisition related	827	1,448	1,448	103	—

Gross profit (loss)	10,747	12,120	22,587	(1,291)	(753)
Operating costs and expenses:
Research and development	5,869	11,395	22,877	11,752	2,096
Sales and marketing	9,598	25,147	46,995	27,893	4,182
General and administrative	4,816	8,940	16,389	7,211	1,235
Impairment of long-lived assets	—	36,779	—	—	—
Amortization of goodwill	—	33,212	34,964	10,881	1,217
Amortization of intangible assets	1,307	1,852	1,852	64	—
Amortization of deferred compensation	157	961	3,291	10,553	1,817
Restructuring	620	8,964	1,443	71	—

Total operating costs and expenses	22,367	127,250	127,811	68,425	10,547

Loss from operations	(11,620)	(115,130)	(105,224)	(69,716)	(11,300)
Interest income	76	601	3,417	2,047	111
Interest expense and other income (expense)	68	(1,291)	(845)	(762)	(116)

Net loss	(11,476)	(115,820)	(102,652)	(68,431)	(11,305)
Dividends on convertible preferred stock	(6,890)	(6,447)	(5,433)	—	—
Beneficial conversion feature on convertible preferred stock	—	(43,834)	(19,335)	—	—

Net loss applicable to common stockholders	$(18,366)	$(166,101)	$(127,420)	$(68,431)	$(11,305)

Per share information:
Basic and diluted net loss per common share	$(5.01)	$(45.85)	$(36.24)	$(29.19)	$(21.33)

Shares used in computing basic and diluted net loss per common share	3,664	3,623	3,516	2,344	530

	June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,407	$9,892	$42,613	$30,192	$1,265
Working capital	(172)	2,281	37,758	11,909	(756)
Total assets	19,038	35,544	158,151	175,900	23,965
Long-term debt	1,974	831	1,720	1,072	221

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our continued net losses since inception, our limited operating history, our equity structure and the significant risk of dilution, the adequacy of our capital resources and need for additional financing, liquidation preferences related to our preferred stock, our ability to maintain listing on the Nasdaq SmallCap Stock Market, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. Twenty-four of the fifty largest global companies rely on us to transform their traditional call centers into profit centers, and extend their competitive advantage through superior customer service. eGain Service 6™, our software suite, available licensed or hosted, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain Service Management Platform ™ (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

We were founded in September 1997. From inception to September 1998, our operating activities related primarily to planning and developing our proprietary technological solutions, recruiting personnel, raising capital and purchasing operating assets. In September 1998, we commenced commercial shipment of eGain Mail and established our hosted operations. To date, we have developed and released several versions of our product suite using a combination of internally developed and acquired applications. We market and sell our products worldwide through our direct sales force and third-party distribution partners.

In April 2001, we obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited (“eGain India”), formerly Nitman Software Private Limited, a software development company located in Pune, India. Effective April 23, 2001, we acquired all of the outstanding capital stock of eGain India for cash. The acquisition has been at the cornerstone of our strategy of developing a global operating model that allows the company to maintain its commitment to the customer service and contact center market and innovation while remaining fiscally prudent. The transaction was accounted for under the purchase method of accounting.

Due to the continued weak economic environment in fiscal year 2003, we experienced a reduction in total revenues of $8.3 million or 27% compared to fiscal year 2002. We, did however, see our revenues partially stabilize as evidenced by the smaller reduction in revenues when compared to the revenue decline of $23.0 million or 43% from fiscal year 2001 to 2002. For the last three quarters in fiscal 2003, we have generated between $5.0 million and $6.0 million of revenue in each quarter and reduced losses in each succeeding quarter.

In our desire to build a break-even business in the face of a tough market, we have repeatedly taken actions to reduce expense rates during fiscal year 2003. Specifically, we reduced our worldwide headcount by 162 employees (from 405 employees at fiscal year end 2002 to 243 employees at fiscal year end 2003), decreased spending on outside professional services, migrated development resources and services group to India, consolidated excess facilities in North America, closed local offices in Germany, France, Holland, Australia and Singapore, and further reduced overall operating expenses. In addition to these formal restructuring initiatives, we have sought aggressively to manage our cost structure throughout fiscal year 2003, identifying incremental savings to the extent possible.

As a result of these actions and other cost reduction initiatives and the impact of no longer amortizing goodwill with the adoption of SFAS No. 142 on July 1, 2002, our total operating costs and expenses decreased to $22.4 million in fiscal year 2003, from $127.3 million in fiscal year 2002 and $127.8 million in fiscal year 2001. The fiscal year 2002 operating costs and expense included a total charge of $70.0 million for the amortization of goodwill and the impairment of long-lived assets; no expense was incurred for these items in fiscal year 2003.

Also, as a result of these actions our net loss from operations decreased to $11.6 million in fiscal year 2003 from $115.1 million in fiscal year 2002 and $105.2 million in fiscal year 2001. In addition, net cash used in operating activities decreased to $6.0 million in fiscal 2003 compared to $27.5 million in fiscal year 2002 and $70.7 million in fiscal year 2001.

We intend to continue to make investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. In addition, we have incurred significant losses since inception and had an accumulated deficit of $310.6 million as of June 30, 2003, which includes approximately $80.3 million related to goodwill charges. We have not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

We intend to continue to aggressively manage our expenses in fiscal year 2004, while maintaining strong service levels to our customers. Our working capital requirements, however, are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for system implementation consulting and training.

Software is delivered to customers electronically or on a CD-ROM. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Our standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. We assess collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed.

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

Valuation of Long-Lived Assets

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potential uncollectable trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Fiscal Year
	2003	2002	2001
Revenue:
Hosting	16%	18%	20%
License	28%	33%	45%
Services	56%	49%	35%

Total revenue	100%	100%	100%
Cost of revenue—direct	47%	55%	55%
Cost of revenue—acquisition related	4%	5%	3%

Gross profit (loss)	49%	40%	42%
Research and development	27%	37%	43%
Sales and marketing	43%	83%	88%
General and administrative	22%	29%	30%
Impairment of long-lived assets	—	121%	—
Amortization of goodwill and other intangible assets	6%	115%	69%
Amortization of deferred compensation	1%	3%	6%
Restructuring	3%	30%	3%

Total operating costs and expenses	102%	418%	239%

Loss from operations	(53)%	(378)%	(197)%

Revenue

For fiscal year 2003, overall revenue decreased 27%, or $8.3 million compared to fiscal year 2002. Overall revenue, which consists of hosting revenue, license revenue and services revenue, was relatively flat quarter over quarter throughout fiscal year 2003 so the relative decrease was attributable to the steep revenue decline in the second half of fiscal year 2002 where overall revenue decreased by 33% in the last two quarters of fiscal year 2002 when compared to the first two quarters of fiscal year 2002. For fiscal year 2002, overall revenue decreased 43%, or $23.0 million, compared to fiscal year 2001. The reduction in overall revenue over the last two fiscal years was primarily due to the continuing weak economic environment, and in particular spending in technology, and its adverse impact on sales of enterprise software. The weakness was particularly pronounced in the North

American market as both existing and prospective customers postponed purchases or made smaller purchases than in previous years. Revenue from North America declined from $38.6 million in fiscal year 2001 to $17.4 million in fiscal year 2002 and $11.2 million in fiscal 2003.

Hosting revenue decreased 35%, or $2.0 million in fiscal year 2003 compared to fiscal year 2002. Hosting revenue decreased 47%, or $4.9 million in fiscal year 2002 compared to fiscal year 2001. The decreases over the last two fiscal years were primarily due to the slowing global economy that resulted in a decline in new hosted customer contracts, coupled with the termination of existing hosted customer contracts. For fiscal year 2003, the decrease in hosting revenue was not at the same level as in fiscal 2002 due to a reduced number of terminations and additional new customers.

License revenue decreased 39%, or $3.9 million in fiscal year 2003 compared to fiscal year 2002. License revenue decreased 59%, or $14.3 million in fiscal year 2002 compared to fiscal year 2001. The decreases over the last two fiscal years were primarily due to the slowing global economy that resulted in a large decline in customer orders as well as lengthened sales cycles worldwide.

Services revenue decreased 17%, or $2.5 million in fiscal year 2003 compared to fiscal year 2002. Services revenue decreased 21%, or $3.8 million in fiscal year 2002 compared to fiscal year 2001. The decreases over the last two fiscal years were primarily due to the slowing global economy that resulted in a decline in maintenance contracts, customer implementations and system integration projects.

In fiscal 2003, 2002 and 2001, no single customer accounted for more than 10% of total revenue.

Cost of Revenue—Direct

Cost of revenue—direct includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of third-party software royalties and lease costs paid to remote co-location centers. Cost of revenue—direct was $10.5 million, $16.9 million and $29.4 million in fiscal years 2003, 2002 and 2001, respectively. The significant decrease in fiscal years 2002 and 2003 was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. We do not anticipate a significant increase or decrease in cost of revenue – direct in fiscal year 2004.

Cost of Revenue—Acquisition Related

Cost of revenue—acquisition related costs was $827,000 in fiscal year 2003 and was a fixed amount of $1.4 million in both fiscal years 2002 and 2001. The decrease was primarily due to a discontinuance of the amortization of acquired workforce intangibles that was reclassified to goodwill as of July 1 , 2002 in accordance with SFAS 142. The acquired developed technology intangibles were fully amortized in the quarter ended March 31, 2003. These amounts consisted of amortization of developed technology resulting from our business combinations in fiscal year 2000. We do not anticipate any cost of revenue – acquisition related expenses in fiscal year 2004.

Research and Development

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $5.9 million, $11.4 million and $22.9 million in fiscal years 2003, 2002 and 2001, respectively. The decreases in fiscal year 2002 and 2003 were primarily due to the significant headcount reduction, a decline in outside contractor services and the migration of development resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. We do not anticipate a significant increase or decrease in research and development expenses in fiscal year 2004.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses decreased 62% or $15.5 million in fiscal year 2003 and decreased 47% or $21.9 million in fiscal year 2002. The decreases in fiscal year 2002 and 2003 were primarily due to a decline in headcount through planned workforce reductions to reflect a tough market and internal reorganization and a decrease in spending on advertising and marketing programs. The reduced sales-related expenses in fiscal year 2002 and 2003 included personnel costs, commission and travel expenses. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of sales offices in fiscal year 2002 and fiscal year 2003. We do not anticipate a significant increase or decrease in sales and marketing expenses in fiscal 2004.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense decreased 46%, or $4.1 million in fiscal 2003 and decreased 46%, or $7.5 million in fiscal 2002. The decreases in fiscal 2002 and 2003 were primarily due to a decline in headcount through increased efficiencies and migration of certain accounting and human resource functions to India, a decline in outside professional services and a significant decrease in bad debt expense compared to both fiscal 2002 and 2001. The decrease in bad debt expense was due to the improvement on our collection effort, the quality of customer base and overall reduction in accounts receivables. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. We do not anticipate a significant increase or decrease in general and administrative expenses in fiscal 2004.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations and includes criteria that required intangible assets such as assembled workforce to be recognized as part of goodwill. As of July 1, 2002, eGain reclassified $750,000 of assembled workforce from intangibles to goodwill.

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets estimated useful life, which ranges from three to four years.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2003, we did not have any such losses.

In the fourth quarter of fiscal year 2002, in accordance with SFAS No. 121, we determined that impairment indicators were present and therefore evaluated the carrying value of our goodwill and other intangible assets. The evaluation was based on a cash flow forecast for five years ending June 30, 2007, and discounted at the rate of 34%, which represented our estimated weighted average cost of capital. As a result of the evaluation, we concluded that the book value of long-lived assets exceeded fair value by $36.8 million and accordingly, this amount was charged to operations as impairment of long-lived assets in the fourth quarter of 2002.

Valuation and Amortization of Stock-Based Compensation

Stock-based compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Stock-based compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, we record compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recorded amortization of stock-based compensation of $157,000, $1.0 million and $3.3 million in fiscal years 2003, 2002 and 2001, respectively.

Restructuring Expense

During fiscal year 2003, we recorded a net restructuring charge of $620,000. This amount consisted of $2.3 million of new restructuring expenses partially offset by a reversal of $1.7 million, previously recorded as restructuring expense in fiscal 2002, related to a settlement on the termination of a lease agreement for one of our excess facilities in North America. The $2.3 million of expenses included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring.

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million employee severance payments, professional services and miscellaneous charges related to the restructuring, as well as $613,000 for excess facilities worldwide recorded in fiscal year 2003. The $1.4 million was for the excess facilities in North America accrued in fiscal 2002 and $40,000 was the payment of the professional services and miscellaneous charges accrued since fiscal year 2001.

In the quarter ended June 30, 2003, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded restructuring charges of $346,000 including $225,000 in excess facilities in North America, $65,000 additional charges related to closure of offices in France and Germany, $43,000 in employee severance payments made during the quarter and $13,000 in professional and miscellaneous charges.

In the quarter ended March 31, 2003, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded a restructuring charge of $512,000 primarily due to the closure of the local office in Germany and the severance payments associated with worldwide headcount reductions. The charges consisted of $213,000 related to closure of the German office, $38,000 in excess facilities in North America, $251,000 of employee severance payments made during the quarter as well as $10,000 in professional and miscellaneous charges related to the excess facilities in North America.

In the quarter ended December 31, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded a restructuring benefit of $1.3 million that was primarily due to the termination of one of our facility leases. The savings from the facility lease termination for 628 E. Evelyn Avenue, Sunnyvale, CA was approximately $1.7 million. This benefit was partially offset by current quarter charges of $215,000 related to severance payments associated with planned worldwide headcount reductions as well as $160,000 related to the closure of local offices in Australia and Singapore.

We entered into a settlement with Synergism Investors on December 11, 2002 to terminate an existing lease agreement for one of our excess facilities at 714 E. Evelyn, Avenue, Sunnyvale, CA. Under this agreement, we agreed to pay $1.3 million (the “Settlement Amount”) to Synergism. Of this obligation, $325,000 was secured through a certified deposit and paid in January 2003. The remaining balance will be paid to Synergism in the event we make a distribution of cash, stock, or other consideration (each, a “Preferred Payment”) to the holders of our 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A preferred held by them. Synergism will receive prior to any such Preferred Payment to holders of Series A Preferred a cash payment equal to the lesser of (i) an amount equal to $1.0 million (the “Initial Payment Value”) plus an amount which would increase and accumulate at an annual rate equal to 6.75% of the Initial Payment Value; or (ii) the portion of the Preferred Payment made with respect to 10 shares of Series A Preferred, which shares have an aggregated stated value of $1.0 million. Upon entering into this settlement agreement with Synergism Investors, we reduced our restructuring accrual by $53,000. A restructuring accrual in the amount of $1.0 million remains as a liability in the event we make Preferred Payments under the terms of the settlement agreement.

During the quarter ended September 30, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded restructuring charges totaling $1.1 million. These charges were primarily related to $713,000 in severance payments associated with planned headcount reductions and $296,000 for the closure of local offices in Holland and France. Out of the total charges, there was $38,000 in professional services and miscellaneous charges incurred and paid that were associated with legal issues related to the headcount reduction. During the quarter ended September 30, 2002, we reduced our worldwide workforce by 94 employees across all departments pursuant to the adoption of our expense management strategy.

Details of restructuring charges incurred in fiscal 2003 are as follows (in thousands):

	Cash/Non-cash	FY03 Charges	Amount Paid/Used	Balance at 06/30/03
Excess facilities	Cash	$997	$(613)	$384
Employee severance	Cash	1,222	(1,222)	—
Professional and miscellaneous charges	Cash	61	(61)	—

Total restructuring charges		$2,280	$(1,896)	$384

During fiscal year 2002, we recorded restructuring charges totaling $9.0 million pursuant to a plan approved by the required level of management necessary to execute its components. These charges were primarily related to $6.4 million consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce by 190 employees across all departments. Total payments of $4.0 million consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement, $1.2 million in employee severance, professional services and miscellaneous charges.

Details of the restructuring charges cumulatively incurred in fiscal 2002 are as follows (in thousands):

	Cash/Non-cash	FY02 Charges	Amount Paid/Used	Adjustment In FY03	Balance at 06/30/03
Excess facilities	Cash	$6,412	$(2,831)	$(1,660)	$1,921
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional and miscellaneous charges	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(5,383)	$(1,660)	$1,921

In fiscal 2001, we recorded restructuring charges totaling $1.4 million. These charges primarily related to a reduction in our worldwide workforce by 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Charges of $92,000 related to fiscal 2001, which were primarily related to professional services and miscellaneous charges, remained unpaid as of the quarter ended June 30, 2003.

Details of the restructuring charges cumulatively incurred in fiscal 2001 are as follows (in thousands):

	Cash/Non-cash	FY01 Charges	Amount Paid/Used	Balance at 06/30/03
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional and miscellaneous charges	Cash	263	(171)	92

Total restructuring charges		$1,443	$(1,351)	$92

Loss from Operations

Loss from operations decreased to $11.6 million in fiscal year 2003 from $115.1 million in fiscal year 2002 and $105.2 million in fiscal year 2001. The decreases were primarily due to our actions in reducing the operating expenses which included worldwide planned reduction in workforce, closure of international offices and consolidation of excess facilities in North America, as well as the impact of no longer amortizing goodwill in fiscal 2003.

Interest Income

Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income decreased 87%, or $525,000 in fiscal 2003 compared to fiscal 2002. Interest income decreased 81%, or $2.8 million in fiscal 2002 compared to fiscal 2001. The significant decrease in fiscal 2002 and 2003 was primarily due to a decline in our average cash balance.

Interest Expense and Other Income (Expense)

Interest expense decreased to $359,000 in fiscal 2003 from $451,000 in fiscal 2002 and from $375,000 in fiscal 2001 primarily due to the decrease in interest rates and reduced bank borrowing.

Other income was $428,000 in fiscal 2003 compared to other expenses of $840,000 in fiscal 2002 and other expenses of $470,000 in fiscal 2001. The decrease in other expenses in fiscal 2003 was principally due to a gain related to a real estate settlement, reduction in tax expenses and a decrease in the loss on disposal of assets.

Related Party Transactions

During fiscal year 2003, we entered into a note and warrant purchase agreement, discussed further in this section under the header “Liquidity and Capital Resources,” with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trailing trading average at the time of each loan). As of June 30, 2003, warrants to purchase 236,742 shares of common stock were outstanding but not yet vested. An initial loan of $2.0 million under the Credit Facility occurred on December 31, 2002. The principal and interest due on the loan as of fiscal year end 2003 was $2.1 million.

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”),, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred in January 2002. We adopted EITF 01-14 effective July 1, 2002. Adoption of this statement resulted in approximately $138,000 of reimbursable expenses reflected in both service revenue and cost of service revenue in fiscal year 2003. The impact in fiscal year 2002 and 2001 was not material.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. We adopted this statement on January 1, 2003 and the adoption did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock—Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of any entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim disclosure provision SFAS 148 beginning in the third quarter of fiscal 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and

Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this statement to have a material effect on our operating results or financial position

Liquidity and Capital Resources

In response to declining revenues over the last two fiscal years we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $6.0 million in fiscal 2003 from $27.5 million in 2002 and $70.7 million in 2001. However, even with this progress on expense reduction, our cash and cash equivalents decreased to $4.4 million on June 30, 2003 from $9.9 million on June 30, 2002.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. While we closed a $5.0 million credit facility in December 2002, the additional $3.0 million in loan proceeds available under the Credit Facility is subject to achievement of certain performance milestones. We can make no assurances that we will achieve the performance milestones necessary to make draws under this facility. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders.

Prior to our initial public offering on the public markets, operations were primarily financed through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases. On September 28, 1999, we completed an initial public offering of common stock, in which 5.8 million shares of common stock were sold (including exercise of an over-allotment option in October 1999), at a price of $12.00 per share. Net proceeds to us from the offering were $63.0 million.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 3.8 million shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During fiscal years 2001 and 2002, the accretion on the convertible preferred shares totaled $5.4 million and $6.5 million, respectively. At fiscal year end 2003, the accretion equaled $6.9 million. See also Financing Transaction below or Note 10 to Consolidated Financial Statements.

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”) (see Note 6 to Consolidated Financial Statements), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount will be reduced as scheduled amortization payments on the term loan are made. The remaining balance at June 30, 2003 was $763,000. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the termination of the AR Facility for an additional 90 days through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. At fiscal year end 2003, the outstanding balance under the AR Facility was $886,000, collateralized by $1.1 million of receivables. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB. The amendment extended the termination of the AR Facility for an additional 90 days through September 30, 2003.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trailing trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial loan of $2.0 million under the Credit Facility occurred on December 31, 2002. Loans of up to an additional $3.0 million may be extended under the Credit Facility subject to the achievement of certain performance milestones set forth in the Purchase Agreement.

At fiscal year end 2003, cash and cash equivalents were $4.4 million, a decrease of $5.5 million since fiscal year end 2002. Working capital at fiscal year end 2003 was $(172,000) representing a decrease of $2.5 million since fiscal year end 2002. In addition to the $4.4 million in cash and cash equivalents, there was $0.8 million restricted cash.

Net cash used in operating activities was $6.0 million, $27.5 million and $70.7 million for the fiscal years 2003, 2002 and 2001, respectively. Cash used in operating activities was primarily the result of net loss, partially offset by non-cash charges.

Net cash provided by investing was $270,000 for the fiscal year 2003 compared to $2.0 million and $2.5 million net cash used in investing activities for the fiscal years 2002 and 2001, respectively. Cash provided by investing activities in fiscal year 2003 was primarily due to the sale of property and equipment, while net cash used in fiscal year 2002 consisted of property and equipment purchases.

Net cash provided by financing activities was $512,000 in fiscal year 2003 consisting primarily of payments on borrowings and capital leases, partially offset by proceeds from borrowings and the issuance of common stock. The $3.4 million spending in fiscal year 2002 was primarily due to the payment on bank borrowings while the net cash provided by financing in fiscal year 2001 was primarily due to the issuance of preferred stock and common stock, including net proceeds of $82.6 million generated by the private placement on August 8, 2000.

The following table summarizes our contractual obligations at fiscal year end 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Capital leases	$17	$10	$—	$—	$—	$—	$27
Operating leases	1,857	1,437	743	726	740	745	6,248
Bank borrowings	1,727	—	—	—	—	—	1,727
Related Party Note Payable					2,000		2,000

Total	3,601	1,447	743	726	2,740	745	10,002

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2003. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	June. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
	(in thousands)
Consolidated Statements of Operations Data:

Revenue:
Hosting	$819	$885	$911	$1,046	$1,121	$931	$1,531	$2,041
License	1,476	983	1,819	1,817	2,276	1,242	4,437	2,060
Services	3,072	3,355	3,093	2,808	2,915	3,737	4,199	3,939

Total revenue	5,367	5,223	5,823	5,671	6,312	5,910	10,167	8,040
Cost of revenue—direct	2,109	2,372	2,613	3,416	4,417	3,592	3,784	5,068
Cost of revenue—acquisition related	—	227	300	300	362	362	362	362

Gross profit (loss)	3,258	2,624	2,910	1,955	1,533	1,956	6,021	2,610

Operating costs and expenses:
Research and development	1,174	1,381	1,381	1,933	2,337	2,452	2,032	4,574
Sales and marketing	2,060	1,840	2,224	3,474	5,049	6,003	5,493	8,602
General and administrative	1,146	1,007	1,213	1,450	1,607	2,401	1,127	3,805
Impairment of long-lived assets	—	—	—	—	36,779	—	—	—
Amortization of goodwill and other intangible assets	306	327	337	337	7,482	9,194	9,194	9,194
Amortization of deferred compensation	21	31	39	66	168	233	258	302
Restructuring	346	512	(1,285)	1,047	3,386	327	466	4,785

Total operating costs and expenses	5,053	5,098	3,909	8,307	56,808	20,610	18,570	31,262

Loss from operations	(1,795)	(2,474)	(999)	(6,352)	(55,275)	(18,654)	(12,549)	(28,652)
Non-operating income (expense), net	(61)	9	262	(66)	(544)	(352)	(27)	233

Net loss	(1,856)	(2,465)	(737)	(6,418)	(55,819)	(19,006)	(12,576)	(28,419)
Dividends on preferred stock	(1,747)	(1,727)	(1,708)	(1,708)	(1,634)	(1,617)	(1,598)	(1,598)
Beneficial conversion feature on preferred stock	—	—	—	—	—	—	—	(43,834)

Net loss applicable to common stockholders	$(3,603)	$(4,192)	$(2,445)	$(8,126)	$(57,453)	$(20,623)	$(14,174)	$(73,851)

Per share information:
Basic and diluted net loss per common share	$(0.98)	$(1.14)	$(0.67)	$(2.22)	$(15.74)	$(5.68)	$(3.92)	$(20.56)

Shares used in computing basic and diluted net loss per common share	3,666	3,664	3,663	3,660	3,651	3,632	3,618	3,592

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We face a variety of risks stemming from strategic and operational decisions we have made in recent quarters

In recent quarters we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and the operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on the financial condition and future results of operations. We have significantly cut the cost structure of the company through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work force overall by 33% since fiscal year ended 2002. In addition, nearly 50% of all employees and the majority of all software development is now done in India with an Indian workforce. As a result, our cash position, although sustainable to fund operations in the short term and despite significant restructuring of overhead, leaves little room for error in the forecasting and achievement of revenue goals. The company has also entered into credit facilities that are tied to achievement of certain corporate revenue and other goals. We may not be able to perform up to such obligations, and as a result our financial condition may be impaired.

While we have achieved significant cost savings through such measures, we will be unable to quickly reverse the course of such actions and the initial costs associated with such restructuring may be lost if the infrastructure changes do not prove advantageous to our results. In addition, the continued and aggressive restructuring over time has reduced our personnel and resources to minimal levels where the margin of operational error is very low. To the extent we have made poor decisions about the cutting of certain resources, such loss of assets may contribute to an inability to effectively operate as a public company, properly serve customers or successfully achieve sales goals. Finally, a failure to meet top line revenue forecasts despite such cost cutting measures, will leave us with insufficient resources to fund growth initiatives and potential defaults on our credit lines, and accordingly our results and future financial condition will likely suffer.

If we fail to improve the effectiveness and expand our sales and marketing activities and results, we may be unable to grow our business, negatively impacting our operating results and financial condition

We have experienced significant turnover of our North America sales force. Expansion and growth of our business is very much dependant on our ability to integrate and develop our North America sales force. If we do not effectively develop and train our sales force, and see results and success rates of such sales force in light of our investments of resources, we may not be able to achieve profitability and our common stock price could decline. Due to the complexity of our eService platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organization may not be able to successfully compete with those of our competitors. Our competitors often may have sizeable sales forces and the ability to more frequently call on target customers and develop closer relationships with senior management and technical personnel who decide on the deployment of certain technology solutions.

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., E.piphany, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP Inc. and similar companies may attempt to sell customer service software to their installed base.

We believe competition will continue to be fierce and increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services.

Further, any delays in the general market acceptance of our applications would likely harm our competitive position by allowing our competitors additional time to improve their product and service offerings, and also provide time for new competitors to develop applications and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

We have a history of losses and expect continuing losses and may never achieve profitability

We incurred a net loss of $11.5 million for the year ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $310.6 million. We do not know when or if we will become profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do not become profitable within the timeframe expected by financial analysts or investors, the market price of our common stock may further decline. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

Due to our limited operating history and the emerging market for our products and services, revenue and operating expenses are unpredictable and may fluctuate which may harm our operating results and financial condition

Due to the emerging nature of the multi-channel contact center market and other factors, revenue and operating results may fluctuate from quarter to quarter. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;

•	seasonal trends in technology purchases;

•	the announcement or introduction of new or enhanced products and services by eGain or by our competitors and other competitive pressure from new and existing market participants;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	litigation relating to our proprietary rights; and

•	budget, purchasing and payment cycles, timing and revenue recognition of customer contracts and potential customer contracts.

In addition, we base our expense levels in part on expectations regarding future revenue levels. In the short term, expenses, such as employee compensation and rent, are relatively fixed. If revenue for a particular quarter is below expectations, we may be unable to proportionately reduce our operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on expected operating results for that quarter. Moreover, we believe that any further significant reductions in expenses would be difficult to achieve given current operating levels. For this reason, period-to-period comparisons of our operating results may also not be a good indication of our future performance.

The conversion of our preferred shares and the exercise of the related warrants would result in very significant number of additional shares being issued, which could result in a decline in the market price of our common stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share. The Series A shares have a liquidation preference of $100,000 per share, or an aggregate liquidation preference of $88.5 million, which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis (the “Liquidation Value”). The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $56.875 per share. At recent stock prices, such Liquidation Value preference would mean very substantial dilution to the holders of our common stock. By way of illustration, as of June 30, 2003, the current conversion price of $56.875 per share, the Series A shares would be convertible into 1.9 million additional shares of common stock on the market, while we currently have only 3.7 million shares of common stock issued and outstanding excluding warrants and options.

To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a very significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock. If not sooner converted, on August 8, 2005 we must either, at our option, (i) redeem each outstanding share of Series A, at a redemption price equal to the Liquidation Value plus any declared but unpaid dividends or (ii) convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of the common stock on the 20 consecutive trading days immediately prior to the redemption date. We hope to renegotiate some the terms and conditions of the redemption of the preferred stock prior to August 8, 2005. Regardless of the timing or availability of any such resolution, the result would nonetheless also likely be significant dilution to the holders of the common stock. Finally, we can make no assurances as to when such resolution of the redemption issue would occur, if at all.

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

In response to declining revenues over the last two fiscal years we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $6.0 million in fiscal 2003 from $27.5 million in 2002 and $70.7 million in 2001. However, even with this progress, our cash and cash equivalents decreased to $4.4 million at June 30, 2003 from $9.9 million at June 30, 2002.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. We believe that any further significant reductions in expenses would be difficult to achieve given current operating levels. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain addition financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders.

While we closed a $5.0 million credit facility in December 2002, the additional $3.0 million in loan proceeds available under the Credit Facility is subject to achievement of certain performance milestones. We can make no assurances that we will achieve the performance milestones necessary to permit draws under this facility.

Our preferred stock carries a substantial liquidation preference

In the event of a liquidation, dissolution or winding up of eGain, the holders of Series A shares would be entitled to receive, prior to distribution of any proceeds to holders of common stock, proceeds equal to the greater of (i) $88.5 million (plus increases in such liquidation preference at an annual rate of 6.75% from August 8, 2000) or (ii) the amount the holders of the Series A shares would have received had they converted their shares into common stock immediately prior to such liquidation, dissolution or winding up. If we enter into a transaction pursuant to which we sell or transfer all or substantially all of our assets or we enter into a merger with another company, then at the option of the holder of Series A shares, (A) each share of Series A may be converted into convertible equity securities of the entity acquiring eGain or (B) each Series A share may convert into shares of common stock based on the Liquidation Value, calculated as of the later of (x) the closing date of such transaction or (y) August 8, 2003. In the event that we entered into a merger or sale in which the total value of the transaction would be less than the Liquidation Value, a buyer would unlikely be willing to assume the liquidation preferences and other obligations represented by the Series A shares. Consequently, based on our current capital structure, we anticipate that a transaction resulting in such a sale would result in substantially all of the proceeds of such transaction being distributed to the holders of the our Series A shares with little, if any remuneration, available to common stock holders.

We may be unable to maintain our Nasdaq listing and the price and liquidity of our common stock and our ability to obtain future equity financing may be further impaired if we cannot do so

The various markets operated by The Nasdaq Stock Market have quantitative maintenance criteria for continued listing of common stock on their exchanges. On November 5, 2002, the listing of our common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. We must now satisfy a number of requirements to maintain our listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price for our common stock of $1.00 per share required for 30 consecutive trading days. On August 19, 2003, we effected a one-for-ten reverse stock split of all outstanding common stock. While the reverse split of our common stock brought us into compliance with the Nasdaq SmallCap Market bid price requirement, we can offer no assurance that our common stock will continue to meet the minimum bid price requirement or that we will meet the other requirements for the continued listing of our common stock on the Nasdaq SmallCap Market.

If a delisting from the Nasdaq SmallCap Market were to occur, shares of our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The “pink sheets” and the OTC Bulletin Board are generally considered less efficient than the Nasdaq SmallCap Market. Consequently, selling eGain common stock would be more difficult because of diminished liquidity in smaller quantities of shares likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of eGain may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from the Nasdaq SmallCap Market, or further declines in our stock price, could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

In addition, if our common stock is not listed on the Nasdaq SmallCap Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. Our sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular the economic slowdown in North America and globally has caused and may continue to cause potential customers to delay or cancel major information technology purchasing decisions. In addition, weakness in the global securities markets, recessionary corporate spending levels and the protracted slump in technology spending specifically, has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

Our failure to expand strategic and third-party distribution channels would impede our revenue growth

To grow our revenue base, we need to increase the number of our distribution partners, including software vendors and resellers. Our existing or future distribution partners may choose to devote greater resources to marketing and supporting the products of our competitors that could also harm our financial condition or results of operations. Our failure to expand third-party distribution channels would impede our future revenue growth. Similarly, to increase our revenue and implementation capabilities, we must continue to develop and expand relationships with systems integrators. We sometimes rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these systems integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and systems integrators may develop, market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third party relationships, fail to renew or develop new relationships or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

We may experience a decrease in market demand due to the slowed economy, which has been further stymied by the concerns of terrorism, war and social and political instability in the regions in which we do business

Worldwide economic growth, particularly in the United States, has slowed significantly, and many analysts believe the global economy is experiencing a protracted recession or deceleration in spending from which recovery has been slow. In addition, the terrorist attacks in the United States and Europe and turmoil and war in the Middle East, Asia and elsewhere has increased the uncertainty in the United States, the European Union and Asian economies and may further add to the prolonged decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, the war in Iraq, military activities in Afghanistan, and hostilities between India and Pakistan, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States and Europe, or as a result of the war in the Middle East and Asia, particularly India, we may experience further decreases in the demand for our products and services, which may harm our operating results.

We depend on broad market acceptance of our applications and of our business model

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet while providing improved customer service. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for eService software is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than eGain currently anticipates, our business will be seriously harmed.

Furthermore, our business model is premised on business assumptions that are still evolving. Historically, customer service has been conducted primarily in person or over the telephone. Our business model assumes that both customers and companies will increasingly elect to communicate via the Internet (assisted and unassisted online service), as well as demanding integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their eService applications hosted by us. If any of these assumptions is incorrect, our business will be seriously harmed and our stock price will decline.

We may not be able to respond to the rapid technological change of the customer service and contact center industry

The eService industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver product features that meet the standards of these customers, our ability to market our service and compete successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards or regulatory or legal requirements. More generally, if we cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, our business and operating results will suffer.

Cost reduction initiatives may adversely affect the morale and performance of our personnel, which could affect our ability to retain high performers

To streamline operations and better align operating costs and expenses with revenue trends, we have restructured our organization several times in recent years. The result has been substantial reductions in our workforce over time. To reduce operating expenses, we have also reduced our employees’ salaries numerous times since the quarter ended December 31, 2001. Reductions in workforce and salary levels may continue to reduce employee morale, create concern among existing employees about job security, and contribute to distractions that drain productivity. These issues may also lead to attrition beyond our planned workforce reductions and reduce our ability to meet the needs of our current and future customers. In addition, many of the employees who were terminated may have possessed specific knowledge or expertise and their absence may create significant difficulties. This personnel reduction may also subject eGain to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause eGain to incur significant expense. In addition, the workforce reductions previously completed have increased our dependence on our remaining employees and senior management. Any attrition beyond our planned workforce reductions could reduce our ability to develop new products and services, provide acceptable levels of customer service and meet the needs of our current and future customers and harm our results of operations.

Our success will also depend in large part on the skills, experience and performance of highly motivated senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. In addition, in recent quarters, we also entered into a creditor relationship with Mr. Roy as he made a loan to the company from his personal funds. To the extent a departure by Mr. Roy might affect our ability to further draw down on the loan facility created for that purpose, such failure could have a materially adverse effect on our financial condition.

Our international operations involve various risks

We derived 49% of our revenues from international sales in fiscal year 2003 and 40% of our revenues from international sales in fiscal year 2002. Most of our international sales were generated in Europe. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

•	foreign currency fluctuations and imposition of exchange controls;

•	expenses associated with complying with differing technology standards and language translation issues;

•	difficulty and costs in staffing and managing our international operations;

•	difficulties in collecting accounts receivable and longer collection periods;

•	various trade restrictions and tax consequences; and

•	reduced intellectual property protections in some countries.

In addition, we intend to continue to expand and move our operations into international environments and to spend significant amounts of resources to do so. Through eGain India, we also currently have a significant number of employees representing in excess of 50% of our total workforce located in India, more than a half employed in research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations will require significant management attention and financial resources that could adversely affect our operating performance. Our reliance on our workforce in India makes the company particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between both the United States and the European Union, and India are also of great importance to our operations.

Any of these risks could in particular have a significant impact on one or more of the following business functions: product development, customer support and professional services. To the extent the costs of maintaining these operations abroad do not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Difficulties in implementing our products could harm our revenues and margins

We generally recognize revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from eGain, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require eGain to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of eGain professional services, support, or customized features, revenue recognition could be further delayed or canceled and our costs could increase, causing increased variability in our operating results.

Our reserves may be insufficient to cover receivables we are unable to collect

We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline, they may experience financial difficulties and be unable to pay their bills. In the past, we have experienced collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. Although we have established reserves to cover losses due to delays or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

Pending litigation and infringement claims could be costly to defend and distract our management team

We may be involved in legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property or proprietary rights of third parties, employment claims and other commercial contract disputes. Third parties may also infringe or misappropriate our copyrights, trademarks and other proprietary rights for which we may be required to file suit to protect or mediate our rights. In the past we have had lawsuit brought or threatened against us in a variety of contexts including but not limited to claims related to our stock price, issues associated with our initial public offering of common stock, and litigation associated with the termination of employees. Parties have also asserted or threatened, and may continue to do so, infringement claims against eGain including those referenced in the section of this document entitled “Legal Proceedings.” Because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In particular, intellectual property litigation is expensive and time-consuming and could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Where appropriate, we intend to vigorously defend all claims. However, any actual or threatened claims, even if not meritorious or material, could result in the expenditure of significant financial and managerial resources. The continued defense of these claims and other types of lawsuits could result in and could divert management’s attention away from running our business. Negative developments in lawsuits could cause our stock price to decline as well. In addition, required amounts to be paid in settlement of any claims, and the legal fees and other costs associated with such settlement cannot be estimated and could, individually or in the aggregate, materially harm our financial condition.

We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired our ability to generate revenue will be harmed

We regard our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with eGain employees, customers and partners to protect our proprietary rights. We have numerous registered trademarks and trademark applications pending in the United States and internationally, as well as common law trademark rights. In addition, we own several patents in the area of case-based reasoning, and have patents pending relating to various technologies. We will seek additional trademark and patent protection in the future. We do not know if our trademark and patent applications will be granted, or whether they will provide the protection eGain desires, or whether they will subsequently be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect our proprietary rights as fully as in the United States. Furthermore, our competitors may independently develop technology similar to our technology.

Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. In addition, we routinely require employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our products, technology, or business plans. In addition, we require employees to agree to surrender any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. In addition, some of our license agreements with certain customers and partners require us to place the source code for our products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against us, or if we materially breach a contractual commitment to provide support and maintenance to the party.

Unknown software defects could disrupt our products and services and problems arising from our vendors’ products or services could disrupt operations, which could harm our business and reputation

Our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects or errors in translation or integration, particularly when first introduced or when new versions are released or localized for international markets. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by eGain, defects may occur in the software and we can give no assurance that our products and services will not experience such defects in the future. Furthermore, our customers generally use eGain products together with products from other companies. As a result, when problems occur in the integration or network, it may be difficult to identify the source of the problem. Even when our products do not cause these problems, these problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from product development efforts and cause significant customer relations problems. These defects or problems could result in damage to our reputation, lost sales, product liability claims, delays in or loss of market acceptance of our products, product returns and unexpected expenses, and diversion of resources to remedy errors.

We may need to license third-party technologies and may be unable to do so

To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our products or services. Third-party licenses may expose eGain to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. Our inability to obtain and successfully integrate any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm our business and operating results.

Our stock price has demonstrated volatility and overall declines since being listed on the public market and continued market conditions may cause further declines or fluctuations

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations and substantial declines due to factors such as the following:

•	the capital structure of the company, in particular the presence and terms of the preferred stock liquidation preferences and redemption rights

•	the prospect of a delisting order from the Nasdaq SmallCap Market and concerns related to liquidity, financial condition or cash balances;

•	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;

•	announcements of technological innovations and/or the introduction of new services by eGain or our competitors;

•	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;

•	conditions and trends in the Internet and other technology industries; and

•	general market and economic conditions.

Furthermore, the stock market has in recent quarters experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of eGain common stock to increase and decline.

In addition, in past periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company following such declines. To the extent the stock precipitously drops in the future, we may become involved in this type of litigation in the future. Litigation of this kind, or in the form of intellectual property rights litigation, is often expensive and diverts management’s attention and resources, which could continue to harm our business and operating results.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of data of customer communications and data over the Internet could harm our business and reputation

Our customers have in the past experienced some interruptions with the eGain-hosted operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. Interruptions also occur due to systems burdens brought on by unsolicited bulk email or “Spam,” malicious service attacks and hacking into operating systems, viruses, worms and “Trojan” horses, the proliferation of which may be beyond our control and may seriously impact ours and our customers’ businesses.

Because we provide Internet-based eService software, interruptions or delays in Internet transmissions will harm eGain customers’ ability to receive and respond to online interactions. Therefore, our market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Most of our computer and communications systems are located in Sunnyvale, California. Due to our locations, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

We have entered into service agreements with some of our customers that require minimum performance standards, including standards regarding the availability and response time of our remote management services. If we fail to meet these standards, our customers could terminate their relationships with eGain, and we could be subject to contractual refunds and services credits to customers. Any unplanned interruption of services may harm our ability to attract and retain customers.

We may be liable for activities of customers or others using our hosted operations

As a provider of customer service and contact center software for the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the actions of our customers, and their customers, or others using our solutions or communicating through our networks. This liability could result from the nature and content of the communications transmitted by customers through the hosted operations. We do not and cannot screen all of the communications generated by our customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, including Germany and China, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. In some instances criminal liability may arise in connection with the content of Internet transmissions.

Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our stockholders might need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could harm our reputation and business and operating results, or could result in the imposition of criminal penalties.

If our system security is breached, our business and reputation could suffer and we may face liability associated with disclosure of sensitive customer information

A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in our security and any breach could harm our business and reputation. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Since our applications frequently manage sensitive and personally identifiable customer information, and eGain may also be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information and fraud and identity theft crimes associated with such use or loss. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results.

The regulatory environment for and certain legal uncertainties in the operation of our business and our customer’s business could impair the growth of the Internet decreasing demand for our services or increasing our cost of doing business

Few laws currently apply directly to activity on the Internet and related services for businesses operating commercial online service. However new laws are frequently proposed and other laws made applicable to Internet communications every year both in the U.S. and internationally. In particular, in the operation of our business we face risks associated with privacy, confidentiality of user data and communications, consumer protection and pricing, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of ecommerce services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of financial services, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Blilely Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system.

The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results.

Finally, we face increased regulatory scrutiny and potential criminal liability for our executives associated with various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002. We have reviewed and will continue to monitor all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both eGain and our executive officers and directors in monitoring and insuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm our business and prospects.

We may engage in future acquisitions or investments that could dilute our existing stockholders, cause eGain to incur significant expenses or harm our business

We may review acquisition or investment prospects that might complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, if at all, and, in the case of equity financings, may result in dilution to our existing stockholders. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, the conversion of the our preferred stock into common stock, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of commercial paper and money market funds, which in 2003, had an annual average rate of 1.05%, and have maturities of three months or less. We do not consider our cash equivalents to be subject to interest rate risk due to the short maturities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2003 and 2002

eGain Communications Corporation

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

eGain Communications Corporations

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index appearing under Item 15 of the Annual Report on Form 10-K. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eGain Communications Corporation at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2003.

Palo Alto, California

August 8, 2003, except for Note 14 as to which the date is September 29, 2003.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,407	$9,892
Restricted cash	791	—
Accounts receivable, less allowance for doubtful accounts of $185 and $560 at June 30, 2003 and 2002, respectively	3,270	4,968
Prepaid and other current assets	2,897	4,472

Total current assets	11,365	19,332
Property and equipment, net	1,192	5,736
Goodwill, net	4,880	4,130
Intangible assets, net	1,204	4,087
Other assets	397	2,259

	$19,038	$35,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,486	$3,176
Accrued compensation	864	2,494
Accrued liabilities	1,918	2,162
Deferred revenue	4,333	3,555
Current portion of accrued restructuring	1,194	3,116
Current portion of bank borrowings	1,649	1,999
Current portion of notes payable	78	156
Current portion of capital lease obligations	15	393

Total current liabilities	11,537	17,051
Bank borrowings, net of current portion	—	779
Related Party Notes payable	1,964	—
Capital lease obligations, net of current portion	10	52
Accrued restructuring, net of current portion	1,203	1,979
Other long term liabilities	243	214

Total liabilities	14,957	20,075

Commitments and contingencies

Stockholders’ equity:
Series A Cumulative Convertible Preferred stock: $0.001 par value; 0.890 shares authorized, 0.885 issued and outstanding at June 30, 2003 and 2002; aggregate liquidation preference of $107,269 at June 30, 2003	101,371	94,481
Common stock, $0.001 par value, 100,000 shares authorized, 3,668 and 3,666 shares issued and outstanding at June 30, 2003 and 2002	37	37
Additional paid-in capital	213,620	220,398
Notes receivable from stockholders	(102)	(103)
Deferred stock compensation	(38)	(257)
Accumulated other comprehensive gain (loss)	(185)	59
Accumulated deficit	(310,622)	(299,146)

Total shareholders’ equity	4,081	15,469

	$19,038	$35,544

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2003	2002	2001
Revenue:
Hosting	$3,661	$5,624	$10,549
License	6,095	10,015	24,285
Services	12,328	14,790	18,603

Total revenue	22,084	30,429	53,437
Cost of revenue—direct	10,510	16,861	29,402
Cost of revenue—acquisition related	827	1,448	1,448

Gross profit (loss)	10,747	12,120	22,587

Operating costs and expenses:
Research and development	5,869	11,395	22,877
Sales and marketing	9,598	25,147	46,995
General and administrative	4,816	8,940	16,389
Impairment of long-lived assets	—	36,779	—
Amortization of goodwill	—	33,212	34,964
Amortization of other intangible assets	1,307	1,852	1,852
Amortization of deferred compensation	157	961	3,291
Restructuring	620	8,964	1,443

Total operating costs and expenses	22,367	127,250	127,811

Loss from operations	(11,620)	(115,130)	(105,224)
Interest income	76	601	3,417
Interest expense and other income (expense)	68	(1,291)	(845)

Net loss	(11,476)	(115,820)	(102,652)
Dividends on convertible preferred stock	(6,890)	(6,447)	(5,433)
Beneficial conversion feature on convertible preferred stock	—	(43,834)	(19,335)

Net loss applicable to common stockholders	$(18,366)	$(166,101)	$(127,420)

Per share information:
Basic and diluted net loss per common share	$(5.01)	$(45.85)	$(36.24)

Shares used in computing basic and diluted net loss per common share	3,664	3,623	3,516

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 2000	—	$—	3,584	$36	$231,475	$(475)	$(6,798)	$(193)	$(80,674)	$143,371
Issuance of convertible preferred stock, net of issuance costs	1	82,601	—	—	—	—	—	—	—	82,601
Dividends on convertible preferred stock	—	5,433	—	—	(5,433)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	21	—	1,410	95	—	—	—	1,505
Issuance of common stock under employee stock purchase plan	—	—	39	—	1,544	—	—	—	—	1,544
Deferred stock compensation	—	—	—	—	(1,745)	—	1,745	—	—	—
Amortization of deferred stock compensation	—	—	—	—	124	—	3,209	—	—	3,333
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(102,652)	(102,652)	(102,652)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	163	—	163	163
Foreign currency translation adjustments	—	—	—	—	—	—	—	(54)	—	(54)	(54)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(102,543)

BALANCES AT JUNE 30, 2001	1	$88,034	3,644	$36	$227,375	$(380)	$(1,844)	$(84)	$(183,326)	$129,811

Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	6,447	—	—	(6,447)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(7)	—	(127)	277	—	—	—	150
Issuance of common stock under employee stock purchase plan	—	—	29	1	223	—	—	—	—	224
Deferred stock compensation	—	—	—	—	(703)	—	703	—	—	—
Amortization of deferred stock compensation	—	—	—	—	77	—	884	—	—	961
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(115,820)	(115,820)	$(115,820)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	143	—	143	143

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(115,677)

BALANCES AT JUNE 30, 2002	1	$94,481	3,666	$37	$220,398	$(103)	$(257)	$59	$(299,146)	$15,469

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	6,890	—	—	(6,890)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2	—	1	1	—	—	—	2
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	173	—	—	—	—	173
Deferred stock compensation	—	—	—	—	(62)	—	62	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	157	—	—	157
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,476)	(11,476)	$(11,476)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(244)	—	(244)	(244)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(11,720)

BALANCES AT JUNE 30, 2003	1	$101,371	3,668	$37	$213,620	$(102)	$(38)	$(185)	$(310,622)	$4,081

See accompanying notes.

COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(11,476)	$(115,820)	$(102,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,940	6,852	6,007
Loss on disposal of fixed assets	334	1,846	138
Impairment of long-lived assets	—	36,779	—
Amortization of goodwill	—	33,209	34,964
Amortization of other intangible assets	2,133	3,300	3,300
Amortization of deferred compensation.	157	961	3,333
Changes in operating assets and liabilities, net of effects from acquisition of eGain Communications Pvt. Ltd.:
Restricted cash	(791)	—	—
Accounts receivable	1,698	8,835	(5,214)
Prepaid and other current assets	1,575	(543)	(2,819)
Other assets	1,862	1,603	157
Accounts payable	(1,690)	(2,221)	51
Accrued compensation	(1,630)	(3,815)	(2,200)
Other accrued liabilities	(244)	(3,277)	(4,388)
Accrued restructuring	(2,698)	5,095	—
Deferred revenue	778	(1,883)	(1,848)
Other liabilities	29	1,596	468

Net cash (used in) provided by operating activities	(6,023)	(27,483)	(70,703)
Cash flows from investing activities:
Purchases of property and equipment	(96)	(1,966)	(4,885)
Net cash assumed in (paid for) acquisitions	—	—	(806)
Purchases of short-term securities	—	—	—
Proceeds from sale of property and equipment	366	12	74
Proceeds from sale of short-term securities	—	—	3,154

Net cash (used in) provided by investing activities	270	(1,954)	(2,463)
Cash flows from financing activities:
Payments on borrowings	(3,366)	(7,013)	(307)
Payments on capital lease obligations	(420)	(940)	(1,288)
Proceeds from borrowings	2,159	4,152	4,577
Proceeds from related party notes payable	2,000	—	—
Accrued interest and amortization of discount on related party notes	137	—	—
Net proceeds from issuance of preferred stock	—	—	82,601
Net proceeds from issuance of common stock, net of repurchase	2	374	3,049

Net cash (used in) provided by financing activities	512	(3,427)	88,632
Effect of exchange rate differences on cash	(244)	143	(54)

Net increase (decrease) in cash and cash equivalents	(5,485)	(32,721)	15,412
Cash and cash equivalents at beginning of year	9,892	42,613	27,201

Cash and cash equivalents at end of year	$4,407	$9,892	$42,613

Supplemental cash flow disclosures:
Cash paid for interest	$327	$422	$377
Equipment acquired under capital leases	—	41	787
Deferred compensation on stock options	—	(703)	(1,745)
Net unrealized gain (loss) on debt and equity securities	—	—	163
Conversion of line of credit to term loan	—	—	1,000

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. Twenty-four of the fifty largest global companies rely on us to transform their traditional call centers into profit centers, and extend their competitive advantage through superior customer service. eGain Service 6™, our software suite, available licensed or hosted, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain SMP™, a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. In response to declining revenues over the last two fiscal years we have repeatedly taken actions to reduce expense rates. As a result of these actions our net loss from operations decreased to $11.6 million in fiscal year 2003 from $115.1 million in fiscal year 2002 and $105.2 million in fiscal year 2001. In addition, net cash used in operating activities decreased to $6.0 million in fiscal 2003 compared to $27.5 million in fiscal year 2002 and $70.7 million in fiscal year 2001. However, even with this progress the cash and cash equivalents decreased to $4.4 million at June 30, 2003 from $9.9 million at June 30, 2002.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenue levels remain stable and that customers continue to pay on a timely basis. We believe that any further significant reductions in expenses would be difficult to achieve given current operating levels. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders value.

While we closed a $5.0 million credit facility in December 2002 of which we have used $2.0 million, the additional $3.0 million in loan proceeds available under the credit facility is subject to achievement of certain performance milestones. We can make no assurances that we will achieve the performance milestones necessary to permit draws under this facility.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In November 2002, we received stockholder approval for, and on August 20, 2003 affected, a reverse stock split of our common stock at a ratio of 1-for-10 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-tenth of a share of common stock, with the par value of each share of common stock remaining at one-tenth of a cent ($.001) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of ours and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

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

Foreign Currency Translation

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenues and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

Cash and Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2003 and 2002, all of our investments were classified as cash equivalents, which consisted of the following (in thousands):

	June 30,
	2003	2002
Cash	$4,159	$2,623
Money market funds	2	4
Certificates of deposit	—	3,500
Commercial paper	246	3,765

	$4,407	$9,892

Restricted Cash

On September 20, 2002, we entered into a new accounts receivable purchase agreement with Silicon Valley Bank (see note 6. to Consolidated Financial Statements), as part of this agreement a new loan facility in the amount of $2.6 million was secured by establishing a restricted certificate of deposit in the amount of $2.6 million. This restricted certificate of deposit is recorded as Restricted Cash. The amount of the restricted certificate of deposit is reduced as scheduled amortization payments on the term loan are made and as of June 30, 2003 the balance was approximately $763,000.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collateralized Receivables

On September 20, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”). The AR Facility originally provided for the sale of up to $5.0 million in certain qualified receivables. On March 25, 2003, eGain entered into a new modification agreement that extended the term of the agreement and reduced the amount to $1.9 million in certain qualified receivables. As of June 30, 2003 the outstanding balance under the AR Facility was $886,000, collateralized by $1.1 million qualified receivables.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of its financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in commercial paper and money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally does not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the years ended June 30, 2003, 2002 and 2001, no single customer accounted for more than 10% of total revenue.

Sales to customers outside of North America accounted for $10.9 million, $13.0 million and $14.9 million of our total revenue in the years ended December 31, 2003, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets (3 years). Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements (5 years). Leased equipments are depreciated over the lesser of the lease term or (3 years).

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations and includes criteria that required intangible assets such as assembled workforce to be recognized as part of goodwill. As of July 1, 2002, eGain reclassified $750,000 of assembled workforce from intangibles to goodwill.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets useful life, which ranges from three to four years.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2003, we did not have any such losses.

In the fourth quarter of fiscal year 2002, in accordance with SFAS No. 121, we determined that impairment indicators were present and therefore evaluated the carrying value of our goodwill and other intangible assets. The evaluation was based on a cash flow forecast for five years ending June 30, 2007, and discounted at the rate of 34%, which represented our estimated weighted average cost of capital. As a result of the evaluation, we concluded that the book value of long-lived assets exceeded fair value by $36.8 million and accordingly, this amount was charged to operations as impairment of long-lived assets in the fourth quarter of 2002.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97- 2”), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor-specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist for the undelivered elements or (b) all elements of the arrangement without sufficient vendor-specific objective evidence have been delivered.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement.

Service revenue is primarily derived from consulting fees, maintenance agreements, and training. Service revenue from consulting and training, billed on a time and materials basis, is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. The fair value of maintenance revenue, established by annual maintenance renewals of existing customers, is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, we focus on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, we consider the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where eGain determines that the service elements are essential to the other elements of the arrangement, eGain accounts for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Software Development Costs

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are included in research and development expense as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. To date, software development costs incurred in the period between achieving technological feasibility and general availability of software have not been material and have been charged to operations as incurred.

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the years ended June 30, 2003, 2002 and 2001 were $53,000, $269,000, $2.6 million, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We account for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

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

As of June 30, 2003, the outstanding balance of deferred stock compensation was $38,000. We amortized $157,000 and $884,000 of deferred compensation in fiscal years 2003 and 2002, respectively.

eGain has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	June 30,
	2003	2002	2001
As Reported :
Net loss applicable to common stockholders	$(18,366)	$(166,101)	$(127,420)
Basic and diluted net loss per share	(5.01)	(45.85)	(36.24)

Deduct: Total stock-based employee compensation expense determined under fair value based method	(434)	(3,339)	(10,509)
Add: Stock-based employee compensation expense included in reported net loss	157	961	3,291

Pro Forma:
Net loss applicable to common stockholders	$(18,643)	$(168,479)	$(134,638)
Basic and diluted net loss per share	(5.09)	(46.50)	(38.29)

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, 2003 is shown in the statement of stockholders’ equity. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2003 consists solely of accumulated foreign currency translation adjustments.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2003	2002	2001
Net loss applicable to common stockholders	$(18,366)	$(166,101)	$(127,420)

Basic and diluted:
Weighted-average common shares outstanding	3,666	3,650	3,611
Less weighted-average common shares subject to repurchase	(2)	(27)	(94)

Weighted-average common shares used in computing basic and diluted net loss per common share	3,664	3,623	3,516

Basic and diluted net loss per common share	$(5.01)	$(45.85)	$(36.24)

Outstanding options and warrants to purchase 931,322, 620,800, and 587,800 shares of common stock at June 30, 2003, 2002, and 2001, respectively, and convertible preferred stock convertible into 1,886,050 and 1,764,900 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, are our executive management team. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we operate in one segment, the development, license, implementation and support of its customer service infrastructure software solutions.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to our geographic areas for the years ended June 30, 2003, 2001 and 2000 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2003:
North America	$11,223	$(9,319)	$8,237
Europe	9,983	525	3,716
India	—	(2,407)	550
Asia Pacific	878	(419)	451

	$22,084	$(11,620)	$12,954

Year ended June 30, 2002:
North America	$17,393	$(111,791)	$22,466
Europe	11,354	(186)	3,635
India	—	(2,119)	627
Asia Pacific	1,682	(1,034)	599

	$30,429	$(115,130)	$27,327

Year ended June 30, 2001:
North America	$38,555	$(98,919)	$69,446
Europe	12,417	(3,261)	6,052
India	—	(398)	750
Asia Pacific	2,465	(2,646)	397

	$53,437	$(105,224)	$76,645

New Accounting Pronouncements

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred in January 2002. eGain adopted EITF 01-14 effective July 1,2002. Adoption of this statement resulted in approximately $138,000 of reimbursable expenses reflected in both service revenue and cost of service revenue for the year ended June 30, 2003. We did not reclassify these reductions for prior years as the adoption did not have a material impact on our financial statements.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. eGain adopted this statement on January 1, 2003 and the adoption did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148’). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of any entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim disclosure provisions of SFAS 148 beginning in the third quarter of fiscal 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this statement to have a material effect on our operating results or financial position.

2.    BUSINESS COMBINATIONS

In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited (“eGain India”), formerly Nitman Software Private Limited, an ecommerce software development company located in Pune, India. Effective April 23, 2001, eGain acquired all of the outstanding capital stock of eGain India in exchange for a $921,000 cash payment and transaction costs totaling $65,000. The acquisition has been accounted for using the purchase method of accounting and the results of eGain India’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $301,000 of goodwill. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2000, eGain acquired all of the outstanding common stock of Inference Corporation (“Inference”), a developer of one-to-one sales, service and support solutions over the Web, for $80.1 million. We issued 590,000 shares of its common stock in the acquisition and assumed options that can be exercised for 161,000 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and the results of Inference’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $76.1 million of goodwill and other intangible assets that are being amortized, net of impairment charges, over estimated useful lives ranging from three to four years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

On March 7, 2000, we acquired all of the assets and liabilities of Big Science Company (“Big Science”), a developer of self-service software products for $34.2 million. We issued 74,000 shares of our common stock in the acquisition and assumed options that can be exercised for 5,000 shares of our common stock. The acquisition was accounted for under the purchase method of accounting and the results of Big Science’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $34.4 million of goodwill and other intangible assets that are being amortized over an estimated useful life of three years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

3.    PURCHASED INTANGIBLE ASSETS INCLUDING GOODWILL

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations and includes criteria that required intangible assets such as assembled workforce to be recognized as part of goodwill. As of July 1, 2002, eGain reclassified $750,000 of assembled workforce from intangibles to goodwill.

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets useful life, which ranges from three to four years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2003, we did not have any such losses.

In the fourth quarter of fiscal year 2002, in accordance with SFAS No. 121, we determined that impairment indicators were present and therefore evaluated the carrying value of our goodwill and other intangible assets. The evaluation was based on a cash flow forecast for five years ending June 30, 2007, and discounted at the rate of 34%, which represented our estimated weighted average cost of capital. As a result of the evaluation, we

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concluded that the book value of long-lived assets exceeded fair value by $36.8 million and accordingly, this amount was charged to operations as impairment of long-lived assets in the fourth quarter of 2002.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2003	June 30, 2002
Gross carrying amount of goodwill after impairment charge	$86,664	$84,409
Gross carrying amount of assembled workforce	—	2,255

Adjusted gross carrying amount of goodwill	86,664	86,664

Accumulated amortization of goodwill	(81,784)	(80,279)
Accumulated amortization of assembled workforce reclassified to goodwill	—	(1,505)

Net carrying amount of goodwill including assembled workforce	4,880	4,880

Net assembled workforce reclassified to goodwill upon adoption of FAS 142	—	(750)
Net carrying amount of goodwill	$4,880	$4,130

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. The following table summarizes the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,697)	$1,204
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,391)	$1,204

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(2,472)	$2,429
Acquired developed technology	3,694	(2,786)	908

Total	$8,595	$(5,258)	$3,337

The amortization expense on these intangible assets for the fiscal year ended June 30, 2003 was $2.1 million compared to $3.3 million for the fiscal year ended June 30, 2002. The remaining net carrying amount of $1.2 million will be amortized in fiscal 2004.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), in its fiscal year beginning July 1, 2002, we are required to present specific disclosures under the transitional provisions of SFAS 142. The following table presents the loss for all periods presented, as adjusted, to exclude the amortization of goodwill (in thousands, except per share data; unaudited):

	June 30,
	2003	2002
As Reported:
Net loss applicable to common stockholders	$(18,366)	$(166,101)
Basic and diluted net loss per share	(5.01)	(45.85)
Add:
Amortization of goodwill	—	33,212
Amortization of acquired workforce intangible previously classified as purchased intangible	—	750
Pro Forma:
Net loss applicable to common stockholders	$(18,366)	$(132,137)
Basic and diluted net loss per share	(5.01)	(36.47)

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2003	2002
Computers and equipment	$14,029	$16,143
Furniture and fixtures	1,258	2,028
Leasehold improvements	653	368

Total	15,940	18,539
Accumulated depreciation and amortization	(14,748)	(12,803)

Property and equipment, net	$1,192	$5,736

Depreciation expense was $3.9 million, $6.9 million and $6.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The decreased accumulated depreciation that resulted from disposal of fixed assets was $2.0 million and $2.0 million at June 30, 2003 and 2002, respectively.

Included in computers and equipment at June 30, 2003, 2002 and 2001 are computer hardware and software as well as equipments under capital leases with cost totaling $1.2 million, $2.3 million and $2.3 million, respectively. The accumulated depreciation related to the leased equipment was $1.2 million, $2.0 million and $1.2 million at June 30, 2003, 2002, and 2001, respectively. The total of fully depreciated assets as of June 30, 2003 was $5.6 million.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Related Party Notes Payables

On December 24, 2002, eGain entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to the Company evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the Company’s common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. The Company has the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of the Company’s common stock (based on a five day trading average at the time of each loan). The warrants become exerciseable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial advance of $2.0 million under the Credit Facility occurred on December 31, 2002. eGain recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. Loans of up to an additional $3.0 million may be made under the Credit Facility subject to the achievement by the Company of certain performance milestones set forth in the Purchase Agreement.

As of June 30, 2003, the outstanding balance of related party notes payable of $1.96 million was net of $156,000 of unamortized discount and included accrued interest of $120,000 at an annual rate of 12%.

6.    BANK BORROWINGS

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount will be reduced as scheduled amortization payments on the term loan are made. The remaining balance at June 30, 2003 was $763,000. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the termination of the AR Facility for an additional 90 days through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. At fiscal year end 2003, the outstanding balance under the AR Facility was $886,000, collateralized by $1.1 million of receivables. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB. The amendment extended the termination of the AR Facility for an additional 90 days through September 30, 2003.

Total borrowings under the SVB Credit Facilities were $1.7 million at June 30, 2003, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Accounts Receivable Facility	$886	September 30, 2003	Prime + 5.0% + 0.5% monthly fee
Term loan	763	February 29, 2004	Prime

	$1,649

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended June 30, 2003, 2002 or 2001.

As of June 30, 2003, we had a federal net operating loss carryforward of approximately $191.2 million. We also had federal research and development credit carryforwards of approximately $1.8 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2022, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$68,900	$62,400
Research credits	3,000	2,800
Capitalized research and development	1,800	1,900
Other individual immaterial items	2,000	5,800

Total deferred tax assets	75,700	72,900
Valuation allowance for deferred tax assets	(74,200)	(71,300)

Subtotal	1,500	1,600
Deferred tax liabilities:
Other intangibles	(1,500)	(1,600)

Net Deferred Tax Assets	$—	$—

FASB No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

The net valuation allowance increased by $2.9 million, $16.1 million and $24.1 million during the years ended 2003, 2002 and 2001, respectively.

8.    LEASE COMMITMENTS

We lease our facilities under noncancelable operating leases that expire at various dates through fiscal year 2009. Rent expense for facilities under operating leases was $1.8 million, $5.1 million and $5.4 million for the years ended June 30, 2003, 2002 and 2001, respectively. In addition, we generated sublease rental income of

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$370,000 for the year ended June 30, 2003. We also lease certain computer hardware and software under capital leases that expire at various dates through fiscal year 2005. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2004	$17	$1,857
2005	10	1,437
2006	—	743
2007	—	726
2008	—	740
Thereafter	—	745

Total minimum lease payments	27	$6,248

Less amount representing imputed interest	(2)

Present value of net minimum capital lease payments	25
Less current portion	(15)

Capital leases, excluding current portion	$10

Out of the total $6.2 million operating leases commitment, $1.8 million has been included in restructuring expenses during fiscal 2002 and 2003 associated with the consolidation of excess facilities in North America.

9.    EMPLOYEE BENEFIT PLANS

We sponsor an employee savings and retirement plan (the “401(k) Plan”) as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. eGain, at the discretion of its Board of Directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception.

10.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 382,600 shares of our common stock (the “Warrants”). The total proceeds of the offering were $88.5 million. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A aggregate liquidation preference was $107.3 million at June 30, 2003. In the event of a liquidation, dissolution or winding up of us, before any distribution or payment to holders of common stock, Series A stockholders shall be entitled to be paid the greater of (i) the liquidation value, or (ii) an amount equal to the amount that Series A stockholders would be

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to receive if they had converted their shares to common stock immediately prior to the record date in connection with such liquidation, dissolution or winding up. A consolidation, merger or other business combination resulting in the holders of the issued and outstanding voting securities immediately prior to such transaction owning or controlling a majority of the voting securities of the continuing or surviving entity immediately following such transaction shall not be deemed to be a liquidation, dissolution or winding up (unless in connection therewith, the liquidation of us is specifically approved). The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible at the option of the holder into common stock at any time.

Pursuant to the terms and conditions of the Series A agreement, on August 8, 2001, the conversion price of the Series A shares underwent a reset from the original conversion price of $92.517 per share to $56.875 per share. As a result of this adjustment of the conversion price, the currently outstanding Series A shares were convertible into approximately 166,000 shares of common stock as of August 8, 2001. In addition, on August 8, 2001, pursuant to the terms and conditions of the Warrant agreement, the exercise price of the Warrants underwent an adjustment from the original exercise price of $92.517 per share to $56.875 per share. This adjustment to the exercise price of the Warrants will not result in the issuance of additional warrants or shares of common stock upon the exercise of the Warrants.

The net cash proceeds of the offering, after expenses, were $82.6 million. In order to determine whether a beneficial conversion feature existed in connection with the offering, the proceeds were discounted by $25.3 million, representing the valuation of the 382,600 warrants issued in connection with the sale of Series A and B shares. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price, which was compared to the fair market value of our common stock at the date of issuance to determine whether a beneficial conversion feature existed. Based upon the accounting literature in effect at the time of the issuance of the Series A shares, (EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the initial beneficial conversion charge of $19.3 million was measured using an intrinsic value methodology at the date of issuance (the “commitment date”) and recognized at the date the Series A became convertible. In addition, the contingent beneficial conversion charge was measured at the commitment date but not recognized as the contingency (reset on August 8, 2001) had not been resolved. The incremental amount recognized at the date of reset was limited to the allocated proceeds of $63.2 million, less the initial charge of $19.3 million. During the year ended June 30, 2002, $43.8 million was allocated to the beneficial conversion feature and was included in net loss applicable to common stockholders.

We have the option to convert the Series A shares into common stock after August 8, 2003 if the closing bid price of our common stock on 20 of the 30 consecutive trading days prior to the date of notice requesting conversion is equal to or greater than 250% of the initial conversion price (or $231.30 per share). If not sooner converted, on August 8, 2005 we must either, at our option, redeem the Series A shares for cash or convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of our common stock on the 20 consecutive trading days immediately prior to the redemption date.

Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. For of the years ended June 30, 2003 and 2002, accrued dividends were $6.9 million and $6.4 million respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

On September 28, 1999, eGain completed an initial public offering in which it sold 500,000 shares of common stock at $120.00 per share for net proceeds of $54.7 million. In October 1999, the underwriters exercised an over-allotment option of 75,000 shares resulting in net proceeds of $8.3 million.

Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year, full recourse promissory notes. The notes bear interest ranging from 5.0% to 6.0% and expire at various dates through June 2004. eGain has the right to repurchase all unvested shares at the original exercise price upon employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally four years. There were no shares, 7,594 and 48,500 shares subject to repurchase at June 30, 2003, 2002 and 2001, respectively.

We have reserved shares of common stock for issuance at June 30, 2003 as follows:

Stock Options:
Options outstanding	430,318
Reserved for future grants	417,079
Employee Stock Purchase Plan	124,548
Warrants	619,374
Converion of Preferred stock	1,886,050

3,477,369

Common Stock Warrants

In connection with the acquisition of Sitebridge on April 30, 1999, we assumed warrants to purchase 12,100 shares of our common stock at a price of $9.916 per share, which expired in May 2003 and were never exercised. In addition, we assumed warrants to purchase 3,000 shares of our common stock at a price of $2.754 per share, which expired in October 2001 and were never exercised.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the our common stock in connection with such loans (the “Credit Facility”). The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. The ESPP has a one-year offering period that begins in May or November of each year, depending on which date the participant elects to enter the ESPP. The purchase price of the common stock will be equal to 85% of the lower of (1) the fair market value per share on the participant’s entry date into the offering period or (2) the fair market value per share on each semi-annual purchase date during the offering period. A total of 200,000 shares of

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock have been reserved for issuance under the ESPP, of which 74,797 shares had been issued as of June 30, 2003. During the years ended June 30, 2003, 2002 and 2001 there were 655, 28,694 and 38,659 shares issued under the ESPP, respectively.

Tender Offer

In May 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price equal to or greater than $40.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was August 10, 2001. Those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date. Under the exchange program, options for 101,400 shares of the our common stock were tendered and cancelled and 87,800 shares were issued as replacement grants on February 11, 2002 at a price of $14.30. There were 1,400 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options recorded during fiscal 2003 and 2002.

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

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Shares authorized for issuance	200,000
Options granted	(229,989)	229,989	$93.23
Options canceled	88,600	(88,600)	$94.79

Balance at June 30, 2001	58,611	141,389	$92.25
Options granted	(57,780)	57,780	$12.71
Options canceled	74,880	(74,880)	$91.91

Balance at June 30, 2002	75,711	124,289	$55.48
Options granted	(17,388)	17,388	$1.78
Options exercised	—	(1,131)	$1.60
Options canceled	57,992	(57,992)	$53.46

Balance at June 30, 2003	116,315	82,554	$46.33

1998 Stock Plan

In June 1998, the board of directors adopted the 1998 Stock Plan (the “1998 Plan”), which provides for grant of stock options to eligible participants. Options granted under the 1998 Plan are either incentive stock

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2000	25,900	386,845	$175.81
Additional authorization	200,000
Options granted	(227,160)	227,160	$54.95
Options exercised	—	(13.640)	$7.95
Options canceled	258,457	(258,457)	$177.50
Repurchases	26,530	—

Balance at June 30, 2001	283,727	341,908	$100.93
Options granted	(401,994)	401,994	$13.34
Options exercised	—	(6,090)	$11.01
Options canceled	277,445	(277,445)	$96.77
Repurchases	16,327	—

Balance at June 30, 2002	175,505	460,367	$28.14
Options granted	(73,484)	73,484	$1.80
Options exercised	—	(2,037)	$1.59
Options canceled	197,520	(197,520)	$31.94
Repurchases	1,223	—

Balance at June 30, 2003	300,764	334,294	$20.26

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Sitebridge, eGain assumed options to purchase 111,400 shares of common stock. During fiscal 2003, 500 options were exercised and 200 options were canceled at weighted average exercise prices of $1.38 and $1.38, respectively. As of June 30, 2003, no options were outstanding. In connection with the acquisitions of Big Science and Inference, eGain assumed options to purchase 5,000 and 161,000 shares of common stock, respectively, of which none and 13,470, respectively, were outstanding as of June 30, 2003.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.00	1,002	5.2	$1.00	1,002	$1.00
$1.60	56,984	9.31	$1.60	42,914	$1.60
$1.90–$4.70	52,304	8.96	$4.07	31,434	$4.17
$4.80–$10.00	43,253	7.37	$8.69	35,179	$9.30
$10.20–$13.40	33,268	8.59	$10.82	22,577	$10.58
$14.20–$14.30	52,809	8.61	$14.30	33,810	$14.30
$15.80–$20.70	84,290	8.31	$18.22	60,418	$17.24
$22.20–$68.77	44,839	7.07	$39.63	37,032	$41.64
$72.19–$88.13	51,522	7.07	$85.47	27,358	$84.25
$93.75–$413.75	10,047	6.81	$185.87	6,490	$165.81

$1.00–$413.75	430,318	8.17	$26.44	298,214	$24.19

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

The fair value of eGain’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2003	2002	2001	2003	2002	2001
Expected life (years)	3.50	3.28	3.50	0.50	0.50	0.50
Expected stock price volatility	1.00	1.00	1.00	1.00	1.00	1.00
Risk-free interest rate	2.18%	3.92%	6.00%	1.34%	2.70%	5.65%

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted in the years ended June 30, 2003, 2002 and 2001 was $0.93, $7.00 and $45.20, respectively.

For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the vesting period of the option. eGain’s pro forma information, which includes the stock option plans and the ESPP, for the fiscal years ended June 30, 2003, 2002 and 2001 is as follows (in thousands except for basic and diluted net loss per common share information):

	2003	2002	2001
Net loss applicable to common stockholders—actual	$(18,366)	$(166,101)	$(127,420)
Net loss applicable to common stockholders—pro forma	(18,643)	(168,479)	(134,638)
Net loss per common share:
Basic and diluted actual	$(5.01)	$(45.85)	$(36.23)
Basic and diluted pro forma	(5.09)	(46.50)	(38.29)

11.    RESTRUCTURING EXPENSE

During fiscal year 2003, we recorded a net restructuring charge of $620,000. This amount consisted of $2.3 million of new restructuring expenses partially offset by a reversal of $1.7 million, previously recorded as restructuring expense in fiscal 2002, related to a settlement on the termination of a lease agreement for one of our excess facilities in North America. The $2.3 million of expenses included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring.

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million employee severance payments, professional services and miscellaneous charges related to the restructuring, as well as $613,000 for excess facilities worldwide recorded in fiscal year 2003. The $1.4 million was for the excess facilities in North America accrued in fiscal 2002 and $40,000 was the payment of the professional services and miscellaneous charges accrued since fiscal year 2001.

In the quarter ended June 30, 2003, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded restructuring charges of $346,000 including $225,000 in excess facilities in North America, $65,000 additional charges related to closure of offices in France and Germany, $43,000 in employee severance payments made during the quarter and $13,000 in professional and miscellaneous charges.

In the quarter ended March 31, 2003, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded a restructuring charge of $512,000 primarily due to the closure of the local office in Germany and the severance payments associated with worldwide headcount reductions. The charges consisted of $213,000 related to closure of the German office, $38,000 in excess facilities in North America, $251,000 of employee severance payments made during the quarter as well as $10,000 in professional and miscellaneous charges related to the excess facilities in North America.

In the quarter ended December 31, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded a restructuring benefit of $1.3 million that was primarily due to the termination of one of our facility leases. The savings from the facility lease termination for 628 E. Evelyn Avenue, Sunnyvale, CA was approximately $1.7 million. This benefit was partially offset by current quarter

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges of $215,000 related to severance payments associated with planned worldwide headcount reductions as well as $160,000 related to the closure of local offices in Australia and Singapore.

We entered into a settlement with Synergism Investors on December 11, 2002 to terminate an existing lease agreement for one of our excess facilities at 714 E. Evelyn, Avenue, Sunnyvale, CA. Under this agreement, we agreed to pay $1.3 million (the “Settlement Amount”) to Synergism. Of this obligation, $325,000 was secured through a certified deposit and paid in January 2003. The remaining balance will be paid to Synergism in the event we make a distribution of cash, stock, or other consideration (each, a “Preferred Payment”) to the holders of our 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A preferred held by them. Synergism will receive prior to any such Preferred Payment to holders of Series A Preferred a cash payment equal to the lesser of (i) an amount equal to $1.0 million (the “Initial Payment Value”) plus an amount which would increase and accumulate at an annual rate equal to 6.75% of the Initial Payment Value; or (ii) the portion of the Preferred Payment made with respect to 10 shares of Series A Preferred, which shares have an aggregated stated value of $1.0 million. Upon entering into this settlement agreement with Synergism Investors, we reduced our restructuring accrual by $53,000. A restructuring accrual in the amount of $1.0 million remains as a liability in the event we make Preferred Payments under the terms of the settlement agreement.

During the quarter ended September 30, 2002, pursuant to a plan approved by the required level of management necessary to execute its components, we recorded restructuring charges totaling $1.1 million. These charges were primarily related to $713,000 in severance payments associated with planned headcount reductions and $296,000 for the closure of local offices in Holland and France. Additionally, there was $38,000 in professional services and miscellaneous charges incurred and paid that were associated with legal matters related to the headcount reduction. During the quarter ended September 30, 2002, we reduced our worldwide workforce by 94 employees across all departments pursuant to the adoption of our expense management strategy.

Details of restructuring charges incurred in fiscal 2003 are as follows (in thousands):

	Cash/ Non-cash	FY03 Charges	Amount Paid/Used	Balance at 06/30/03
Excess facilities	Cash	$997	$(613)	$384
Employee severance	Cash	1,222	(1,222)	—
Professional and miscellaneous charges	Cash	61	(61)	—

Total restructuring charges		$2,280	$(1,896)	$384

During fiscal year 2002, we recorded restructuring charges totaling $9.0 million pursuant to a plan approved by the required level of management necessary to execute its components. These charges were primarily related to $6.4 million consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce by 190 employees across all departments. Total payments of $4.0 million consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement, $1.2 million in employee severance, professional services and miscellaneous charges.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of the restructuring charges cumulatively incurred in fiscal 2002 are as follows (in thousands):

	Cash/ Non-cash	FY02 Charges	Amount Paid/Used	Adjustment In FY03	Balance at 06/30/03
Excess facilities	Cash	$6,412	$(2,831)	$(1,660)	$1,921
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional and miscellaneous charges	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(5,383)	$(1,660)	$1,921

In fiscal 2001, we recorded restructuring charges totaling $1.4 million. These charges primarily related to a reduction in our worldwide workforce by 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Charges of $92,000 related to fiscal 2001, which were primarily related to professional services and miscellaneous charges, remained unpaid as of the quarter ended June 30, 2003.

Details of the restructuring charges cumulatively incurred in fiscal 2001 are as follows (in thousands):

	Cash/ Non-cash	FY01 Charges	Amount Paid/Used	Balance at 06/30/03
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional and miscellaneous charges	Cash	263	(171)	92

Total restructuring charges		$1,443	$(1,351)	$92

12.    WARRANTIES

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

We also provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers relating to the use of our products, as well as indemnification agreements with certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to the company. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law.

Historically, costs related to these guarantees have not been significant, however we cannot guarantee that a warranty reserve will not become necessary in the future.

13.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Offering Sec. Litig.). The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We recently reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

In March 2002, we were named as defendant in a Wisconsin state court action alleging breach of contract/warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation, an acquired wholly owned subsidiary. The suit seeks unspecified damages. Three of the four charges have been dismissed, with the breach of contract/warranty as the outstanding claim remaining. The parties are in settlement discussion but if a settlement agreement is not finalized and the case proceeds to trail, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management attention and other resources and factors.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit alleges that eGain eService enterprise software infringes later filed patents related to Mindfabric’s computer-based learning and natural language processing patents. We believe the allegations contained in this suit to be wholly without merit and intend to defend this claim vigorously. We do not expect its prosecution to have a material impact on our results of operations. However, even if claims such as these are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management attention and other resources and factors.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. Golden Gate Plaza, LLC’s unlawful detainer complaints seeks contract damages for unpaid rent and associated costs under a commercial lease. The allegations contained in the suit related to property leased by Inference. We deny the allegations in the complaint and allege that Golden Gate Plaza, LLC’s damages, if any, are subject to off-set by way of mitigation. We intend to defend the claim vigorously and do not expect it to have a material impact on our results of operations.

With the exception of these matters, we are not a party to any other material pending legal proceedings, nor is its property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of its business and incidental to its business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations.

However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could have an adverse material impact due to defense costs, diversion of management attention, and other resources and factors.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    SUBSEQUENT EVENTS

On August 20, 2003, we affected a one-for-ten reverse stock split which was approved by our Board of Directors in August 2003 and stockholders at our 2002 annual stockholders meeting. As a result of the reverse stock split the number of shares of common stock outstanding reduced from approximately 36,809,542 to 3,680,954 as of August 20, 2003.

On August 26, 2003 we announced that Gunjan Sinha, our president, will transition to a strategic advisory role at the end of our first fiscal quarter of 2004. Ashutosh Roy, our chairman and chief executive officer, will take over the day-to-day operational responsibilities of the president’s office and assume the title of chairman, chief executive officer and president. Mr. Sinha will remain actively involved as a member of our Board of Directors.

On September 29, 2003, we entered into a new modification agreement for the AR Facility with SVB. The amendment reduced the interest rate to prime plus 3% per annum and extended the termination of the AR Facility for an additional three months through December 31, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

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

Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)    Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF eGAIN

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on November 20, 2003 (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 25, 2003:

Name	Age	Position
Ashutosh Roy	37	Chief Executive Officer and Chairman
Eric Smit	41	Chief Financial Officer
Arnold Adriaanse	51	Senior Vice President of Worldwide Sales, Professional Services and Marketing
Promod Narang	45	Vice President of Products and Engineering

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

Eric Smit has served as Chief Financial Officer since August 2002. From April 2001 to July 2002, Mr. Smit served as Vice President, Operations of eGain. From June 1999 to April 2001, Mr. Smit served as Vice President, Finance and Administration of eGain. From June 1998 to June 1999, Mr. Smit served as Director of Finance of eGain. From December 1996 to May 1998, Mr. Smit served as Director of Finance for WhoWhere? Inc., an Internet services company. From April 1993 to November 1996, Mr. Smit served as Vice President of Operations and Chief Financial Officer of Velocity Incorporated, a software game developer and publishing company. Mr. Smit holds a Bachelor of Commerce in Accounting from Rhodes University, South Africa.

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

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)    Reports on Forms 8-K

Reports on Form 8-K:

1.    Current Report on Form 8-K filed on May 6, 2003 relating to press release filed announcing quarter ended March 30, 2003 results of operations and financial condition.

2.    Current Report on Form 8-K filed on August 14, 2003 relating to press release filed announcing quarter ended June 30, 2003 results of operations and financial condition.

3.    Current Report on Form 8-K filed on August 27, 2003 relating to the resignation of Gunjan Sinha as President of eGain.

(c)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
2.1(a)	Agreement and Plan of Reorganization among eGain, Sitebridge Corporation, ECC Acquisition Corporation, Wendell Lansford, Prakash Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

2.2(b)	Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among eGain, Big Science Corporation (“BSC”) and certain shareholders of BSC.

2.3(c)	Agreement and Plan of Merger, dated as of March 16, 2000, between Inference Corporation, Intrepid Acquisition Corporation, and eGain.

3.1	Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on August 19, 2003.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

4.1(a)	Amended and Restated Investors’ Rights Agreement dated as of April 30, 1999.

4.2	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

10.3(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.4(a)#	1999 Employee Stock Purchase Plan.

10.5(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.6(a)	Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and Imperial Bank.

10.7(a)	Senior Loan and Security Agreement No. 6194 dated as of October 15, 1998 between Registrant and Phoenix Leasing Incorporated.

10.8(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.9(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.10(d)#	Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition).

10.11(e)#	eGain Communications Corporation 2000 Non-management Stock Option Plan.

10.12(f)#	Inference Corporation 1998 Non-Management Stock Option Plan.

10.13(g)#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition).

10.14(g)#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition).
10.15(h)#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition).
10.16	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.
10.17	Amended and Restated Starter Kit Loan and Security Agreement between Registrant and Imperial Bank dated as of March 29, 2001, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001, and incorporated by reference herein.
10.18	Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 27, 2002, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.
10.19(i)	Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated May 16, 2002.
10.20(i)	Second Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated June 25, 2002.
10.21(i)	Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002.

Exhibit No.	Description of Exhibits
10.22	Accounts Receivable Purchase Agreement between eGain and Silicon Valley Bank, dated September 20, 2002, filed as Exhibit 10.2 to eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.23	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.
10.24	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.
10.25	Subordination Agreement and Consent by and between Ashutosh Roy and Silicon Valley Bank dated as of December 24, 2002, filed as Exhibit 10.4 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see Signature Page).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 if the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 if the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)	Incorporated by reference to eGain’s Current Report on Form 8-K filed with the Commission on March 22, 2000.
(c)	Incorporated by reference to Appendix A to Proxy Statement Prospectus, dated May 22, 2000, that forms a part of eGain’s Registration Statement on Form S-4/A, filed with the Commission on May 15, 2000 (File No. 333-34848).
(d)	Incorporated by reference to Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.
(e)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000.
(f)	Incorporated by reference to Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 filed with the Commission on April 29, 1999.
(g)	Incorporated by reference to Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471 filed with the Commission on September 3, 1999.
(h)	Incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.
(i)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 30, 2002.
#	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2003.

eGAIN COMMUNICATIONS CORPORATION

By:	/S/ ASHUTOSH ROY
Ashutosh Roy Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashutosh Roy and Eric Smit, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2003

/S/ ERIC SMIT Eric Smit	Chief Financial Officer (Principal Financial Officer)	September 29, 2003

/S/ MARK A. WOLFSON Mark A. Wolfson	Director	September 29, 2003

/S/ DAVID BROWN David Brown	Director	September 29, 2003

/S/ GUNJAN SINHA Gunjan Sinha	Director	September 29, 2003

Phiroz P. Darukhanavala	Director	September 29, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2003	$560	$(103)	$272	$185
Year ended June 30, 2002	$1,398	$1,794	$2,632	$560
Year ended June 30, 2001	$714	$2,371	$1,687	$1,398