Form 10-K/A
period 2003-06-30
EGAIN COMMUNICATIONS CORP
filed 2003-10-16
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

eGAIN COMMUNICATIONS CORPORATION

Item No.		Page

PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	1

	SIGNATURES	2

EXPLANATORY NOTE

On September 29, 2003, eGain Communications Corporation filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2003. eGain hereby amends such Form 10-K by adding new Exhibits 10.26 and 21.1 in the forms filed herewith. We have made no further changes to the previously filed Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.    Exhibits

10.26	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 25, 2003. (1)

21.1	Subsidiaries of eGain Communications Corporation. (1)

(1)	Filed with this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2003.

eGAIN COMMUNICATIONS CORPORATION

By:	/S/ ASHUTOSH ROY

Ashutosh Roy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2003

Ashutosh Roy

/S/ ERIC SMIT	Chief Financial Officer (Principal Financial Officer)	October 15, 2003

Eric Smit

*	Director	October 15, 2003

Mark A. Wolfson

*	Director	October 15, 2003

David Brown

*	Director	October 15, 2003

Gunjan Sinha

	Director	October __, 2003

Phiroz P. Darukhanavala

*By:	/S/ ASHUTOSH ROY

Ashutosh Roy Attorney-in-Fact

2