Form 10-Q
period 2003-09-30
EGAIN COMMUNICATIONS CORP
filed 2003-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock $0.001 par value	3,680,954

eGAIN COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	June 30, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,900	$4,407
Restricted cash	506	791
Accounts receivable, net	2,845	3,270
Prepaid and other current assets	2,562	2,897

Total current assets	8,813	11,365

Property and equipment, net	838	1,192
Goodwill, net	4,880	4,880
Intangible assets, net	898	1,204
Other assets	250	397

	$15,679	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,506	$1,486
Accrued compensation	803	864
Accrued liabilities	1,541	1,918
Deferred revenue	4,085	4,333
Current portion of accrued restructuring	1,111	1,194
Current portion of bank borrowings	1,108	1,649
Current portion of notes payable	78	78
Current portion of capital lease obligations	16	15

Total current liabilities	10,248	11,537

Related party notes payable	2,033	1,964
Capital lease obligations, net of current portion	6	10
Accrued restructuring, net of current portion	1,101	1,203
Other long term liabilities	244	243

Total liabilities	13,632	14,957

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock; Aggregate liquidation preference of $109,094 at September 30, 2003	103,196	101,371
Common stock	4	37
Additional paid-in capital	211,836	213,620
Notes receivable from stockholders	(103)	(102)
Deferred stock compensation	—	(38)
Accumulated other comprehensive income (loss)	(192)	(185)
Accumulated deficit	(312,694)	(310,622)

Total shareholders’ equity	2,047	4,081

	$15,679	$19,038

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue:
Hosting	$732	$1,046
License	790	1,817
Services	3,051	2,808

Total revenue	4,573	5,671
Cost of revenue – direct	1,960	3,416
Cost of revenue – acquisition related	—	300

Gross profit	2,613	1,955
Operating costs and expenses:
Research and development	1,065	1,933
Sales and marketing	2,125	3,474
General and administrative	909	1,450
Amortization of other intangible assets	306	337
Amortization of deferred compensation	—	66
Restructuring	121	1,047

Total operating costs and expenses	4,526	8,307

Loss from operations	(1,913)	(6,352)
Non-operating (expenses)	(159)	(66)

Net loss	(2,072)	(6,418)
Dividends on convertible preferred stock	(1,825)	(1,708)

Net loss applicable to common stockholders	$(3,897)	$(8,126)

Per Share information:
Basic and diluted net loss per common share	$(1.06)	$(2.22)

Weighted average shares used in computing basic and diluted net loss per common share	3,676	3,660

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,072)	$(6,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412	1,313
Gain / (loss) on disposal of fixed assets	6	(15)
Amortization of other intangible assets	306	637
Amortization of deferred compensation	—	66
Accrued interest and amortization of discount on related party notes	69	—
Changes in operating assets and liabilities:
Restricted cash	285	(1,722)
Accounts receivable	425	1,031
Prepaid and other current assets	335	619
Other assets	147	368
Accounts payable	20	(714)
Accrued compensation	(61)	(777)
Accrued liabilities	(377)	(474)
Accrued restructuring	(185)	(540)
Deferred revenue	(248)	273
Other long term liabilities	1	7
Other	—	(2)

Net cash (used in) operating activities	(937)	(6,348)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(33)

Net cash (used in) investing activities	(64)	(33)

Cash flows from financing activities:
Payments on borrowings	(1,077)	(307)
Payments on capital lease obligations	(3)	(180)
Proceeds from borrowings	536	773
Net proceeds from issuance of common stock	45	—

Net cash (used in) financing activities	(499)	(610)
Effect of exchange rate differences on cash	(7)	(111)

Net decrease in cash and cash equivalents	(1,507)	(7,102)
Cash and cash equivalents at beginning of period	4,407	9,892

Cash and cash equivalents at end of period	$2,900	$2,790

Supplemental cash flow disclosures:
Cash paid for interest	$84	$56

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

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows since inception. As of September 30, 2003 we have a working capital deficit of $1.4 million. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues increase beyond the levels achieved in the quarter ended September 30, 2003 and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders value. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2003, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2003 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

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

Note 2.  Software Revenue Recognition

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

In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, we focus on whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. In making this determination, we consider the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building the interfaces or other modifications, and (4) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement in accordance with Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” using the relevant guidance from SOP 97-2 and SOP 81-I, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Note 3.  Stock-Based Compensation

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

As of September 30, 2003, there was no outstanding balance of deferred stock compensation. We amortized $0 and $66,000 of deferred compensation in the quarters ended September 30, 2003 and September 30, 2002, respectively.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended September 30,
	2003	2002
As Reported :
Net loss applicable to common stockholders	$(3,897)	$(8,126)
Basic and diluted net loss per share	(1.06)	(2.22)

Add: Stock-based employee compensation expense included in reported net loss	—	66
Deduct: Total stock-based employee compensation expense determined under fair value based method	(188)	(2)

Pro Forma:
Net loss applicable to common stockholders	$(4,085)	$(8,062)
Basic and diluted net loss per share	(1.11)	(2.20)

Note 4.  Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations and includes criteria that required intangible assets such as assembled workforce to be recognized as part of goodwill. As of July 1, 2002, we reclassified $750,000 of assembled workforce from intangibles to goodwill.

Effective July 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets useful life, which ranges from three to four years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed our annual goodwill impairment review as of April 1, 2003 and found no impairment for fiscal year 2003. Due to the decline in revenue and reduced stock price during the quarter, we performed another goodwill impairment review as of September 30, 2003 and found no impairment for the quarter.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During the quarter ended September 30, 2003, we did not have any such impairments.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce upon adoption of SFAS 142 (in thousands):

September 30, 2003
Gross carrying amount of goodwill	$86,664
Accumulated amortization of goodwill	(81,784)

Net carrying amount of goodwill including assembled workforce	$4,880

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. The following tables summarize the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(4,003)	$898
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,697)	$898

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,697)	$1,204
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,391)	$1,204

The amortization expense on these intangible assets was $306,000 during the quarter ended September 30, 2003. The remaining net carrying amount of $898,000 will be fully amortized in fiscal 2004.

Note 5.  Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Net loss applicable to common stockholders	$(3,897)	$(8,126)

Basic and diluted:
Weighted-average shares outstanding	3,676	3,666
Less weighted-average shares subject to repurchase	0	(6)

Weighted-average shares used in computing basic and diluted net loss per common share	3,676	3,660

Basic and diluted net loss per common share	$(1.06)	$(2.22)

Outstanding options and warrants to purchase 958,184, and 914,787 shares of common stock at September 30, 2003 and 2002, respectively, and convertible preferred stock convertible into 1,918,139 and 1,794,900 shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 6.  Comprehensive Loss

We report comprehensive loss and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss was $2.1 million and $6.4 million for the quarters ended September 30, 2003 and 2002, respectively. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at September 30, 2003 consists solely of accumulated foreign currency translation adjustments.

Note 7.  Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-makers to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, are our executive management team. Our chief operating decision makers review financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions.

Information relating to our geographic areas is as follows (in thousands):

	Three months ended September 30,
	2003	2002
Total Revenue:
North America	$2,530	$3,097
Europe	2,000	2,365
Asia Pacific	43	209
India	—	—

	$4,573	$5,671

Operating Income (Loss):
North America	$(1,358)	$(4,793)
Europe	50	(699)
Asia Pacific	(70)	(280)
India	(535)	(580)

	$(1,913)	$(6,352)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	September 30, 2003	September 30, 2002
North America	$5,394	$14,951
Europe	3,591	2,582
Asia Pacific	296	525
India	620	606

	$9,901	$18,664

During the three months ended September 30, 2003 and 2002, no single customer accounted for more than 10% of our total revenue.

Note 8.  Related Party Notes Payable

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trading average at the time of each loan). The warrants become exerciseable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial advance of $2.0 million under the Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the Purchase Agreement and 3) any additional warrants issued under the Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof.

As of September 30, 2003, the outstanding balance of related party notes payable of $2.0 million was net of $147,000 of unamortized discount and included accrued interest of $180,000 at an annual rate of 12%.

Note 9.  Bank Borrowings

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount will be reduced as scheduled amortization payments on the term loan are made. The remaining balance at September 30, 2003 was $572,000. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the termination of the AR Facility for an additional 90 days through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB that extended the termination of the AR Facility for an additional 90 days through September 30, 2003. As of September 30, 2003, the outstanding balance under the AR Facility was $536,000, collateralized by $670,000 of receivables. On September 25, 2003, we entered into a modification agreement with SVB that extended the termination of the AR Facility for an additional 90 days through December 31, 2003 and revised the interest to a rate of prime plus 3% or 7% per annum, whichever is greater.

Total borrowings under the SVB Credit Facilities were $1.1 million at September 30, 2003, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Accounts Receivable Facility	$536	December 31, 2003	7% or Prime + 3.0% whichever is greater + 0.5% monthly fee
Term loan	572	February 29, 2004	Prime

	$1,108

Note 10.  Restructuring

During the quarter ended September 30, 2003, we incurred and paid a restructuring charge of $121,000 which consisted of $80,000 in employee severance payments and $41,000 in liquidation cost related to the French subsidiary.

Total payments of $306,000 in the quarter included $121,000, $91,000, $86,000 and $8,000 of expenses accrued in fiscal year 2004, 2003, 2002 and 2001, respectively.

Details of restructuring charges incurred in fiscal 2004 are as follows (in thousands):

	Cash/Non- cash	FY04 Charges	Amount Paid/Used	Balance at 09/30/03
Employee severance	Cash	$80	$(80)	$—
Professional and miscellaneous charges	Cash	41	(41)	—

Total restructuring charges		$121	$(121)	$—

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

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million employee severance payments, professional services and miscellaneous charges related to the restructuring, as well as $613,000 for excess facilities in worldwide recorded in fiscal year 2003. An additional payment of $91,000 was made for the excess facilities during the quarter ended September 30, 2003 and resulted in an unpaid balance of $293,000.

Details of restructuring charges incurred in fiscal 2003 are as follows (in thousands):

	Cash/Non- cash	FY03 Charges	Amount Paid/Used	Balance at 09/30/03
Excess facilities	Cash	$997	$(704)	$293
Employee severance	Cash	1,222	(1,222)	—
Professional and miscellaneous charges	Cash	61	(61)

Total restructuring charges		$2,280	$(1,987)	$293

During fiscal year 2002, we recorded restructuring charges totaling $9.0 million pursuant to a plan approved by the required level of management necessary to execute its components. These charges were primarily related to $6.4 million consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce by 190 employees across all departments. Total payments of $4.0 million in fiscal year 2002, consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement, and $1.2 million in employee severance, professional services and miscellaneous charges. In fiscal year 2003, an additional payment of $1.4 million was made for the excess facilities. During the quarter ended September 30, 2003, a payment of $86,000 was made for the excess facilities and resulted in an unpaid balance of $1.8 million.

Details of the restructuring charges cumulatively incurred in fiscal 2002 are as follows (in thousands):

	Cash/Non- cash	FY02 Charges	Amount Paid/Used	Adjustment In FY03	Balance at 09/30/03
Excess facilities	Cash	$6,412	$(2,917)	$(1,660)	$1,835
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional and miscellaneous charges	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(5,469)	$(1,660)	$1,835

In fiscal 2001, we recorded restructuring charges totaling $1.4 million. These charges primarily related to a reduction in our worldwide workforce by 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Total payments of $1.4 million were made through fiscal year 2003. During the quarter ended September 30, 2003, we paid $8,000 of professional expense and the unpaid balance was reduced to $84,000.

Details of the restructuring charges cumulatively incurred in fiscal 2001 are as follows (in thousands):

	Cash/Non- cash	FY01 Charges	Amount Paid/Used	Balance at 09/30/03
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional and miscellaneous charges	Cash	263	(179)	84

Total restructuring charges		$1,443	$(1,359)	$84

Note 11.  Warranties

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

We also provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers relating to the use of our products, as well as indemnification agreements with certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to us. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law.

Historically, costs related to these guarantees have not been significant, however we cannot guarantee that a warranty reserve will not become necessary in the future.

Note 12.  New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement on July 1, 2003 and the adoption did not have a material impact on our financial position or results of operations.

Note 13.  Litigation

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

In March 2002, we were named as defendant in a Wisconsin state court action alleging breach of contract/ warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation, an acquired wholly owned subsidiary. On October 8, 2003 we entered into a settlement agreement with the Plaintiff to resolve the case and a Stipulation and Order for Dismissal was entered by the court on October 16, 2003.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit alleges that eGain eService enterprise software infringes later filed patents related to Mindfabric’s computer-based learning and natural language processing patents. We believe the allegations contained in this suit to be wholly without merit and intend to defend this claim vigorously. We do not expect its prosecution to have a material impact on our results of operations. However, even if claims such as these are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management attention and other resources.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. Golden Gate Plaza, LLC’s unlawful detainer complaints seek contract damages for unpaid rent and associated costs under a commercial lease. The allegations contained in the suit related to property leased by Inference. We deny the allegations in the complaint and allege that Golden Gate Plaza, LLC’s damages, if any, are subject to off-set by way of mitigation. We intend to defend the claim vigorously and do not expect it to have a material impact on our results of operations.

With the exception of these matters, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations.

However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention, and impact other resources.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 1O-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our continued net losses since inception, our limited operating history, our equity structure and the significant risk of dilution, the adequacy of our capital resources and need for additional financing, liquidation preferences related to our preferred stock our ability to maintain listing on the Nasdaq SmallCap Stock Market, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. Twenty-four of the fifty largest global companies rely on us to transform their traditional call centers into profit centers, and extend their competitive advantage through superior customer service. eGain Service 6™, our software suite, available licensed or hosted, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

Recent Developments

In November 2003, we received a notice from Nasdaq that we are not in compliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed on the Nasdaq SmallCap Market to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the notice, Nasdaq indicated that it is reviewing our eligibility for continued listing on The Nasdaq SmallCap Market and that we are required to submit a plan to achieve and sustain such compliance on or before November 21, 2003.

In November 2002, we received stockholder approval for, and on August 20, 2003 affected, a reverse stock split of our common stock at a ratio of 1-for-10 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-tenth of a share of common stock, with the par value of each share of common stock remaining at one-tenth of a cent ($0.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split. The reverse split of our common stock brought us into compliance with the Nasdaq SmallCap Market bid price requirement. See further discussion on this matter under “Additional Factors that May Affect Future Results”.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the terms of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial loan of $2.0 million under the Credit Facility occurred on December 31, 2002. On October 31, 2003 we entered into an amendment to the Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the Purchase Agreement and 3) any additional warrants issued under the Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof.

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

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-I, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-I. When such estimates are not available, the completed contract method is utilized.

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

Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis. depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s use of our software, the reseller’s financial status and our past experience with the particular reseller. Accordingly the decision whether to recognize revenue to resellers either upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

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

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment. The impairment review as of September 30, 2003 indicated no impairment was needed.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months September 30,
	2003	2002
Revenue:
Hosting	16%	18%
License	17%	32%
Services	67%	50%

Total revenue	100%	100%
Cost of revenue – direct	43%	60%
Cost of revenue – acquisition related	0%	5%

Gross profit	57%	35%

Operating costs and expenses:
Research and development	23%	34%
Sales and marketing	46%	61%
General and administrative	20%	26%
Amortization of other intangible assets	7%	6%
Amortization of deferred compensation	0%	1%
Restructuring	3%	19%

Total operating costs and expenses	99%	147%

Loss from operations	(42%)	(112%)

Total revenue decreased 19% to $4.6 million in the quarter ended September 30, 2003 from $5.7 million in the quarter ended September 30, 2002. We believe the decrease was primarily due to a decline in licensed customer orders worldwide resulting from lengthened sales cycles and the uncertain macro-economic environment. During the quarters ended September 30, 2003 and 2002, no single customer accounted for more than 10% of total revenue.

Hosting revenue decreased 30% to $732,000 for the quarter ended September 30, 2003 from $1.0 million in the quarter ended September 30, 2002. The decrease was primarily due to the termination of existing hosted customer contracts during the quarter ended September 30, 2003. The number of new hosted customer contracts increased in the quarter ended September 30, 2003 and therefore we do not expect hosting revenues to decline significantly in future quarters. Hosting revenue represented 16% and 18% of total revenue for the quarters ended September 30, 2003 and 2002, respectively.

License revenue decreased 57% to $790,000 in the quarter ended September 30, 2003 from $1.8 million in the quarter ended September 30, 2002. The decrease was primarily due to the continued weak economy that resulted in a decline in customer orders as well as lengthened sales cycles worldwide. License revenue represented 17% and 32% of total revenue for the quarters ended September 30, 2003 and 2002, respectively.

Services revenue increased 9% to $3.1 million in the quarter ended September 30, 2003 from $2.8 million in the quarter ended September 30, 2002. The increase was due in part from existing customers upgrading and expanding their use of our products. Services revenue represented 67% and 50% of total revenue for the quarters ended September 30, 2003 and 2002, respectively.

Operating Costs and Expenses Overview

Total operating costs and expenses decreased 46% to $4.5 million in the quarter ended September 30, 2003 from $8.3 million in the quarter ended September 30, 2002. This reduction has been due primarily to the adoption our ongoing expense management strategy, whereby we have reduced our worldwide workforce by 170 employees across all departments over the last 15 months and reduced our direct operating presence in several international countries.

In the short term, based upon our current revenue expectations, we anticipate total operating costs and expenses will remain relatively constant in absolute dollars. If our revenue for a particular quarter is below expectations, we may be unable to proportionately reduce our operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. For this reason, period-to-period comparisons of our operating results may not be a good indication of our future performance.

Cost of Revenue – Direct

Cost of revenue – direct includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of third-party software royalties and lease costs paid to remote co-location centers. Cost of revenue-direct decreased 43% to $2.0 million in the quarter ended September 30, 2003 from $3.4 million in the quarter ended September 30, 2002. The significant decrease was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of workforce and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of revenue – direct in future periods.

Cost of Revenue – Acquisition Related

Cost of revenue – acquisition related decreased 100% to $0 in the quarter ended September 30, 2003 from $300,000 in the quarter ended September 30, 2002. These amounts consisted of amortization of developed technology and customer base resulting from the business combinations in fiscal 2000. The acquired developed technology was fully amortized as of March 31, 2003. We do not anticipate any cost of revenue – acquisition related in future periods.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 45% to $1.1 million in the quarter ended September 30, 2003 from $1.9 million in the quarter ended September 30, 2002. The decrease was primarily due to the significant headcount reduction, a decline in outside contractor services and the migration of development resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research development in future periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of our sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses decreased 39% to $2.1 million in the quarter ended September 30, 2003 from $3.5 million in the quarter ended September 30, 2002. The decrease was primarily due to a decline in headcount through planned workforce reductions to reflect a tough market and internal reorganization and a decrease in spending on advertising and marketing programs. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in sales and marketing in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 37% to $909,000 in the quarter ended September 30, 2003 from $1.5 million in the quarter ended September 30, 2002. The decrease was primarily due to a decline in headcount through increased efficiencies and migration of certain accounting and human resource functions to India and a decline in outside professional services. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Amortization of Other Intangible Assets

Amortization of other intangibles decreased 9% to approximately $306,000 during the quarter ended September 30, 2003 from $337,000 during the quarter ended September 30, 2002. This decrease was primarily due to the discontinuance of amortization of acquired developed technology intangible which was fully amortized as of March 31, 2003.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We performed our annual goodwill impairment review as of April 1, 2003 and found no impairment. The impairment review as of September 30, 2003 indicated no impairment was needed.

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

Valuation and Amortization of Stock-Based Compensation

Stock-based compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Stock-based compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, we record compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recorded amortization of deferred compensation of $0 and $66,000 in the quarters ended September 30, 2003 and 2002, respectively.

Restructuring Expense

Restructuring expenses decreased 88% to $121,000 for the quarter ended September 30, 2003 from $1.0 million for the quarter ended September 30, 2002. The expenses consisted of severance costs and liquidation costs associated with the closure of the French office. The $1.0 million for the quarter ended September 30, 2002 consisted of $713,000 in severance payments associated with planned headcount reductions and $296,000 for the closure of local offices in Holland and France.

Non-operating Income (expense)

Non-operating expense increased 141% to $159,000 during the quarter ended September 30, 2003 from $66,000 during the quarter ended September 30, 2002.

Liquidity and Capital Resources

In response to declining revenues we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $937,000 during quarter ended September 30, 2003 from $6.3 million during quarter ended September 30, 2002.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenues increase beyond the levels achieved in the quarter ended September 30, 2003 and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders value.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During fiscal years 2001 and 2002, the accretion on the convertible preferred shares totaled $5.4 million and $6.5 million, respectively. At fiscal year end 2003, the accretion equaled $6.9 million.

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount will be reduced as scheduled amortization payments on the term loan are made. The remaining outstanding balance at September 30, 2003 was $572,000. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the termination of the AR Facility for an additional 90 days through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB that extended the termination of the AR Facility for an additional 90 days through September 30, 2003. As of September 30, 2003, the outstanding balance under the AR Facility was $536,000, collateralized by $670,000 of receivables. On September 25, 2003, we entered into a modification agreement with SVB that extended the termination of the AR Facility for an additional 90 days through December 31, 2003 and revised the interest to a rate of prime plus 3% or 7% per annum, whichever is greater.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trailing trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial loan of $2.0 million under the Credit Facility occurred on December 31, 2002. On October 31, 2003 we entered into an amendment to the Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the Purchase Agreement and 3) any additional warrants issued under the Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof.

On September 30, 2003, cash and cash equivalents were $2.9 million, compared to $4.4 million at June 30, 2003. As of September 30, 2003 we had a negative working capital of $1.4 million, compared to negative working capital of $172,000 as of June 30, 2003. In addition to the $2.9 million in cash and cash equivalents, we had $506,000 in restricted cash as of September 30, 2003.

Net cash used in operating activities was $937,000 and $6.3 million during the quarters ended September 30, 2003 and 2002, respectively. Cash used in operating activities was primarily the result of net loss, partially offset by non-cash charges.

Net cash used in investing was $64,000 and $33,000 during the quarters ended September 30, 2003 and 2002, respectively. Cash used in investing activities was primarily due to equipment purchases.

Net cash used in financing activities was $499,000 and $610,000 during the quarters ended September 30, 2003 and 2002, respectively. Cash used in financing activities was primarily due to the payments on borrowings and capital leases, accrued interest and amortization of discount on related party notes, partially offset by proceeds from borrowings and the issuance of common stock.

The following table summarizes our contractual obligations at September 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Capital leases	$16	$6	$—	$—	$—	$—	$22
Operating leases	1,592	1,478	818	726	740	745	6,099
Bank borrowings	1,108	—	—	—	—	—	1,108
Related Party Note Payable	—	—	—	—	2,000	—	2,000

Total	2,716	1,484	818	726	2,740	745	9,229

Additional Factors That May Affect Future Results

We face a variety of risks stemming from strategic and operational decisions we have made in recent quarters

In recent quarters we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and the operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on the financial condition and future results of operations. We have significantly cut the cost structure through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work force overall by 42% since fiscal year ended 2002. In addition, in excess of 50% of all employees and the majority of all software development is now done in India with an Indian workforce. As a result, our cash position, although sustainable to fund operations in the short term and despite significant restructuring of overhead, leaves little room for error in the forecasting and achievement of revenue goals.

While we have achieved significant cost savings through such measures, we will be unable to quickly reverse the course of such actions and the initial costs associated with such restructuring may be lost if the infrastructure changes do not prove advantageous to our results. In addition, the continued and aggressive restructuring over time has reduced our personnel and resources to minimal levels where the margin of operational error is very low. To the extent we have made poor decisions about the cutting of certain resources, such loss of assets may contribute to an inability to effectively operate as a public company, properly serve customers or successfully achieve sales goals. Finally, a failure to meet top line revenue forecasts despite such cost cutting measures, will leave us with insufficient resources to fund growth initiatives and accordingly our results and future financial condition will likely suffer.

We have a history of losses and expect continuing losses and may never achieve profitability

We incurred a net loss of $2.1 million during the quarter ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $312.7 million. We do not know when or if we will become profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do not become profitable within the timeframe expected by financial analysts or investors, the market price of our common stock may further decline. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

In response to declining revenues over the last two fiscal years we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $937,000 for the quarter ended September 30, 2003 from $6.3 million for the quarter ended September 30, 2002.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., Epiphany, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP Inc. and similar companies may attempt to sell customer service software to their installed base.

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

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;

•	seasonal trends in technology purchases;

•	the announcement or introduction of new or enhanced products and services by us or by our competitors and other competitive pressure from new and existing market participants;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	litigation relating to our proprietary rights; and

•	budget, purchasing and payment cycles, timing and revenue recognition of customer contracts and potential customer contracts.

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

The conversion of our preferred shares and the exercise of the related warrants would result in very significant number of additional shares being issued, which could result in a decline in the market price of our common stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share. The Series A shares have a liquidation preference of $100,000 per share, or an aggregate liquidation preference of $88.5 million, which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis (the “Liquidation Value”). The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $56.875 per share. At recent stock prices, such Liquidation Value preference would mean very substantial dilution to the holders of our common stock. By way of illustration, as of September 30, 2003, the current conversion price of $56.875 per share, the Series A shares would be convertible into 1.9 million additional shares of common stock on the market, while we currently have only 3.7 million shares of common stock issued and outstanding excluding warrants and options.

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

We may be unable to maintain our Nasdaq listing and the price and liquidity of our common stock and our ability to obtain future equity financing may be further impaired if we cannot do so

In November 2003, we received a notice from Nasdaq that we are not in compliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed on the Nasdaq SmallCap Market to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the notice, Nasdaq indicated that it is reviewing our eligibility for continued listing on The Nasdaq SmallCap Market and that we are required to submit a plan to achieve and sustain such compliance on or before November 21, 2003. We can offer no assurance that any plan to achieve or sustain compliance will meet with Nasdaq’s approval nor that it will be ultimately successful in achieving continued compliance.

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

If a delisting from the Nasdaq SmallCap Market were to occur, shares of our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The “pink sheets” and the OTC Bulletin Board are generally considered less efficient than the Nasdaq SmallCap Market. Consequently, selling our common stock would be more difficult because of diminished liquidity in smaller quantities of shares likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

We depend on broad market acceptance of our applications and of our business model

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet while providing improved customer service. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for eService software is new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

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

Cost reduction initiatives may adversely affect the morale and performance of our personnel, which could affect our ability to retain high performers

To streamline operations and better align operating costs and expenses with revenue trends, we have restructured our organization several times in recent years. The result has been substantial reductions in our workforce over time. To reduce operating expenses, we have also reduced our employees’ salaries numerous times since the quarter ended December 31, 2001. Reductions in workforce and salary levels may continue to reduce employee morale, create concern among existing employees about job security, and contribute to distractions that drain productivity. These issues may also lead to attrition beyond our planned workforce reductions and reduce our ability to meet the needs of our current and future customers. In addition, many of the employees who were terminated may have possessed specific knowledge or expertise and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. In addition, the workforce reductions previously completed have increased our dependence on our remaining employees and senior management. Any attrition beyond our planned workforce reductions could reduce our ability to develop new products and services, provide acceptable levels of customer service and meet the needs of our current and future customers and harm our results of operations.

Our success will also depend in large part on the skills, experience and performance of highly motivated senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. In addition, in recent quarters, we also entered into a creditor relationship with Mr. Roy as he made a loan to us from his personal funds. To the extent a departure by Mr. Roy might affect our ability to further draw down on the loan facility created for that purpose, such failure could have a materially adverse effect on our financial condition.

Our international operations involve various risks

We derived 45% of our revenues from international sales in the quarter ended September 30, 2003 unchanged from the quarter ended September 30, 2002. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

In addition, we intend to continue to expand and move our operations into international environments and to spend significant amounts of resources to do so. Through eGain India, we also currently have a significant number of employees representing in excess of 50% of our total workforce located in India, more than a half employed in research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations will require significant management attention and financial resources that could adversely affect our operating performance. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between both the United States and the European Union, and India are also of great importance to our operations.

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

Difficulties in implementing our products could harm our revenues and margins

We generally recognize revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from us, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be further delayed or canceled and our costs could increase, causing increased variability in our operating results.

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

Pending litigation and infringement claims could be costly to defend and distract our management team

We may be involved in legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property or proprietary rights of third parties, employment claims and other commercial contract disputes. Third parties may also infringe or misappropriate our copyrights, trademarks and other proprietary rights for which we may be required to file suit to protect or mediate our rights. In the past we have had lawsuit brought or threatened against us in a variety of contexts including but not limited to claims related to our stock price, issues associated with our initial public offering of common stock, and litigation associated with the termination of employees. Parties have also asserted or threatened, and may continue to do so, infringement claims against us including those referenced in the section of this document entitled “Legal Proceedings.” Because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In particular, intellectual property litigation is expensive and time-consuming and could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

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

Unknown software defects could disrupt our products and services and problems arising from our vendors’ products or services could disrupt operations, which could harm our business and reputation

Our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects or errors in translation or integration, particularly when first introduced or when new versions are released or localized for international markets. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software and we can give no assurance that our products and services will not experience such defects in the future. Furthermore, our customers generally use our products together with products from other companies. As a result, when problems occur in the integration or network, it may be difficult to identify the source of the problem. Even when our products do not cause these problems, these problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from product development efforts and cause significant customer relations problems. These defects or problems could result in damage to our reputation, lost sales, product liability claims, delays in or loss of market acceptance of our products, product returns and unexpected expenses, and diversion of resources to remedy errors.

We may need to license third-party technologies and may be unable to do so

To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our products or services. Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. Our inability to obtain and successfully integrate any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. This in turn would harm our business and operating results.

Our stock price has demonstrated volatility and overall declines since being listed on the public market and continued market conditions may cause further declines or fluctuations

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations and substantial declines due to factors such as the following:

•	our capital structure, in particular the presence and terms of the preferred stock liquidation preferences and redemption rights;

•	the prospect of a delisting order from the Nasdaq SmallCap Market and concerns related to liquidity, financial condition or cash balances;

•	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;

•	announcements of technological innovations and/or the introduction of new services by us or our competitors;

•	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;

•	conditions and trends in the Internet and other technology industries; and

•	general market and economic conditions.

Furthermore, the stock market has in recent quarters experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to increase and decline.

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

Because we provide Internet-based eService software, interruptions or delays in Internet transmissions will harm our customers’ ability to receive and respond to online interactions. Therefore, our market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Most of our computer and communications systems are located in Sunnyvale, California. Due to our locations, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

We have entered into service agreements with some of our customers that require minimum performance standards, including standards regarding the availability and response time of our remote management services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds and services credits to customers. Any unplanned interruption of services may harm our ability to attract and retain customers.

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

If our system security is breached, our business and reputation could suffer and we may face liability associated with disclosure of sensitive customer information

A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in our security and any breach could harm our business and reputation. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Since our applications frequently manage sensitive and personally identifiable customer information, and we may also be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information and fraud and identity theft crimes associated with such use or loss. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In March 2002, we were named as defendant in a Wisconsin state court action alleging breach of contract/ warranty, fraudulent misrepresentation and related claims arising from a software license agreement between Metavante Corp. and Inference Corporation, an acquired wholly owned subsidiary. On October 8, 2003 we entered into a settlement agreement with the Plaintiff to resolve the case and a Stipulation and Order for Dismissal was entered by the court on October 16, 2003.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit alleges that eGain eService enterprise software infringes later filed patents related to Mindfabric’s computer-based learning and natural language processing patents. We believe the allegations contained in this suit to be wholly without merit and intend to defend this claim vigorously. We do not expect its prosecution to have a material impact on our results of operations. However, even if claims such as these are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management attention and other resources.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. Golden Gate Plaza, LLC’s unlawful detainer complaints seek contract damages for unpaid rent and associated costs under a commercial lease. The allegations contained in the suit related to property leased by Inference. We deny the allegations in the complaint and allege that Golden Gate Plaza, LLC’s damages, if any, are subject to off-set by way of mitigation. We intend to defend the claim vigorously and do not expect it to have a material impact on our results of operations.

With the exception of these matters, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations.

However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention, and impact other resources.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits No.	Description of Exhibits

	10.27	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated September 19, 2003.

	10.28	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

	32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(b)     Reports on Form 8-K

We filed one report on Form 8-K for the quarter ended September 30, 2003 as follows:

Date	Item Reported on
November 6, 2003	Press release filed announcing quarter ended September 30, 2003 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003	eGAIN COMMUNICATIONS CORPORATION

	By:	/s/ ERIC SMIT

Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)