Form 10-Q/A
period 2003-09-30
EGAIN COMMUNICATIONS CORP
filed 2004-01-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to

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

EXPLANATORY NOTE

Registrant hereby amends Item 1 of Part I of its Form 10-Q for the interim period ended September 30, 2003, to replace, in its entirety, the Condensed Consolidated Statement of Cash Flows previously provided in Item 1. The previously provided Condensed Consolidated Statement of Cash Flows contained a clerical error in the amount listed as “Payments on Borrowing” for the three months ended September 30, 2002 under the heading “Cash flows from financing activities.” The correct amount is (1,203) rather than the (307) amount previously provided. A revised Condensed Consolidated Statement of Cash Flows is provided below.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,072)	$(6,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412	1,313
Gain / loss on disposal of fixed assets	6	(15)
Amortization of other intangible assets	306	637
Amortization of deferred compensation	—	66
Accrued interest and amortization of discount on related party notes	69	—
Changes in operating assets and liabilities:
Restricted cash	285	(1,722)
Accounts receivable	425	1,031
Prepaid and other current assets	335	619
Other assets	147	368
Accounts payable	20	(714)
Accrued compensation	(61)	(777)
Accrued liabilities	(377)	(474)
Accrued restructuring	(185)	(540)
Deferred revenue	(248)	273
Other long term liabilities	1	7
Other	—	(2)

Net cash (used in) operating activities	(937)	(6,348)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(33)

Net cash (used in) investing activities	(64)	(33)

Cash flows from financing activities:
Payments on borrowings	(1,077)	(1,203)
Payments on capital lease obligations	(3)	(180)
Proceeds from borrowings	536	773
Net proceeds from issuance of common stock	45	—

Net cash (used in) financing activities	(499)	(610)
Effect of exchange rate differences on cash	(7)	(111)

Net decrease in cash and cash equivalents	(1,507)	(7,102)
Cash and cash equivalents at beginning of period	4,407	9,892

Cash and cash equivalents at end of period	$2,900	$2,790

Supplemental cash flow disclosures:
Cash paid for interest	$84	$56

Item 6.	Reports on Form 8-K Exhibits and Reports on Form 8-K

(a)	Exhibits No.	Description of Exhibits

	31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 if the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 if the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2004	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric Smit

Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)