Form 10-Q/A
period 2003-09-30
EGAIN COMMUNICATIONS CORP
filed 2004-01-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2 to

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

EXPLANATORY NOTE

Registrant hereby amends its Form 10-Q/A for the interim period ended September 30, 2003, to replace, in its entirety, the certifications previously provided as Exhibits 31.1 and 31.2. The revised Exhibits 31.1 and 31.2 are attached hereto.

Item 6.	Reports on Form 8-K Exhibits and Reports on Form 8-K

(a)	Exhibits No.	Description of Exhibits

	31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

	31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 15, 2004	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric Smit

Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)