Form 10-Q
period 2003-12-31
EGAIN COMMUNICATIONS CORP
filed 2004-02-17
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2003
Common Stock $0.001 par value	3,691,180

eGAIN COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,730	$4,407
Restricted cash	315	791
Accounts receivable, net	2,328	3,270
Prepaid and other current assets	2,356	2,897

Total current assets	8,729	11,365
Property and equipment, net	570	1,192
Goodwill, net	4,880	4,880
Intangible assets, net	591	1,204
Other assets	202	397

	$14,972	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,209	$1,486
Accrued compensation	841	864
Accrued liabilities	1,266	1,918
Deferred revenue	3,578	4,333
Current portion of accrued restructuring	713	1,194
Current portion of bank borrowings	526	1,649
Current portion of notes payable	30	78
Current portion of capital lease obligations	16	15

Total current liabilities	8,179	11,537

Related party notes payable	3,953	1,964
Capital lease obligations, net of current portion	1	10
Accrued restructuring, net of current portion	1,298	1,203
Other long term liabilities	246	243

Total liabilities	13,677	14,957

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock; Aggregate liquidation preference of $110,919 at December 31, 2003	105,021	101,371
Common stock	4	37
Additional paid-in capital	210,225	213,620
Notes receivable from stockholders	(105)	(102)
Deferred stock compensation	—	(38)
Accumulated other comprehensive income (loss)	(266)	(185)
Accumulated deficit	(313,584)	(310,622)

Total shareholders’ equity	1,295	4,081

	$14,972	$19,038

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue:
License	1,254	1,819	2,044	3,636
Support and Services	3,836	4,004	7,619	7,858

Total revenue	5,090	5,823	9,663	11,494
Cost of license	432	432	865	865
Cost of support and services	1,741	2,181	3,268	5,164
Cost of revenue – acquisition related	—	300	—	600

Gross profit	2,917	2,910	5,530	4,865

Operating costs and expenses:
Research and development	660	1,381	1,725	3,314
Sales and marketing	2,011	2,224	4,136	5,698
General and administrative	939	1,213	1,848	2,663
Amortization of other intangible assets	306	337	612	674
Amortization of deferred compensation	—	39	—	105
Restructuring	46	(1,285)	167	(238)

Total operating costs and expenses	3,962	3,909	8,488	12,216

Loss from operations	(1,045)	(999)	(2,958)	(7,351)
Non-operating income (expense)	155	262	(4)	196

Net loss	(890)	(737)	(2,962)	(7,155)
Dividends on convertible preferred stock	(1,825)	(1,708)	(3,650)	(3,416)

Net loss applicable to common stockholders	$(2,715)	$(2,445)	$(6,612)	$(10,571)

Per Share information:
Basic and diluted net loss per common share	$(0.74)	$(0.67)	$(1.80)	$(2.89)

Weighted average shares used in computing basic and diluted net loss per common share	3,688	3,663	3,682	3,662

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,962)	$(7,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	724	2,402
(Gain) / loss on disposal of fixed assets	(5)	31
Amortization of other intangible assets	613	1,274
Amortization of deferred compensation	—	105
Accrued interest and amortization of discount on related party notes	184	—
Changes in operating assets and liabilities:
Restricted cash	476	(1,371)
Accounts receivable	942	939
Prepaid and other current assets	541	936
Other assets	195	921
Accounts payable	(277)	(430)
Accrued compensation	(23)	(1,407)
Accrued liabilities	(652)	(332)
Accrued restructuring	(386)	(2,473)
Deferred revenue	(755)	364
Other long term liabilities	3	46
Other	—	(3)

Net cash (used in) operating activities	(1,382)	(6,153)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	221
Purchases of property and equipment	(97)	(37)

Net cash provided by (used in) investing activities	(97)	184

Cash flows from financing activities:
Payments on borrowings	(1,947)	(2,580)
Payments on capital lease obligations	(8)	(252)
Proceeds from borrowings	776	1,567
Proceeds from borrowings from related party	2,000	2,000
Net proceeds from issuance of common stock	62	2

Net cash provided by financing activities	883	737
Effect of exchange rate differences on cash	(81)	(140)

Net decrease in cash and cash equivalents	(677)	(5,372)
Cash and cash equivalents at beginning of period	4,407	9,892

Cash and cash equivalents at end of period	$3,730	$4,520

Supplemental cash flow disclosures:
Cash paid for interest	$216	$163

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Nature of Business and Basis of Presentation

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. eGain Service 6™, our software suite, available through licensed or hosted models, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain SMP™, a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows since inception. As of December 31, 2003, we have working capital of $550,000. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in the quarter ended December 31, 2003 and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholder value. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In November 2002, we received stockholder approval for, and on August 20, 2003 effected, a reverse stock split of our common stock at a ratio of 1-for-10 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-tenth of a share of common stock, with the par value of each share of common stock remaining at one-tenth of a cent ($.001) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

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

Note 2. Software Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97- 2”), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant eGain obligations remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor specific objective evidence does exist for the undelivered elements or (b) all elements of the arrangement without sufficient vendor specific objective evidence have been delivered.

Support and Service revenues are primarily derived from hosting fees, consulting fees, maintenance agreements, and training. Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement. Service revenue from consulting and training, billed on a time and materials basis, is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. The fair value of maintenance revenue, established by annual maintenance renewals of existing customers, is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

Revenue from sales to resellers are recognized either upon delivery to the reseller or on a sell-through basis, depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s use of our software, the reseller’s financial status and our past experience with the particular reseller. Accordingly, the decision of whether to recognize revenue to resellers upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

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

As of December 31, 2003, there was no outstanding balance of deferred stock compensation. We amortized $0 and $39,000 of deferred compensation in the quarters ended December 31, 2003 and December 31, 2002, respectively. The deferred compensation expense for the six months ended December 31, 2003 was $0, compared to $105,000 in the same period last year.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
As Reported:
Net loss applicable to common stockholders	$(2,715)	$(2,445)	$(6,612)	$(10,571)
Basic and diluted net loss per share	(0.74)	(0.67)	(1.80)	(2.89)

Add: Stock-based employee compensation expense included in reported net loss	—	39	—	105
Deduct: Total stock-based employee compensation expense determined under fair value based method	(180)	(152)	(366)	(155)

Pro Forma:
Net loss applicable to common stockholders	$(2,895)	$(2,558)	$(6,978)	$(10,621)
Basic and diluted net loss per share	(0.78)	(0.70)	(1.90)	(2.90)

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

Effective July 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets useful lives, which range from three to four years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed our annual goodwill impairment review as of April 1, 2003 and found no impairment for fiscal year 2003. Due to the reduced stock price during the quarter, we performed another goodwill impairment review as of December 31, 2003 and found no impairment for the quarter.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During the quarter ended December 31, 2003, we did not have any such impairments.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce upon adoption of SFAS 142 (in thousands):

December 31, 2003
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

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. The following tables summarize the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(4,310)	$591
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(8,004)	$591

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,697)	$1,204
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,391)	$1,204

The amortization expense on these intangible assets was $306,000 during the quarter ended December 31, 2003. The remaining net carrying amount of $591,000 will be fully amortized by the end of fiscal 2004.

Note 5. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss applicable to common stockholders	$(2,715)	$(2,445)	$(6,612)	$(10,571)

Basic and diluted:
Weighted-average shares outstanding	3,688	3,665	3,682	3,666
Less weighted-average shares subject to repurchase	0	(2)	0	(4)

Weighted-average shares used in computing basic and diluted net loss per common share	3,688	3,663	3,682	3,662

Basic and diluted net loss per common share	$(0.74)	$(0.67)	$(1.80)	$(2.89)

Outstanding options and warrants to purchase 1,258,752, and 909,721 shares of common stock at December 31, 2003 and 2002, respectively, and convertible preferred stock convertible into 1,950,227 and 1,824,964 shares of common stock at December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 6. Comprehensive Loss

We report comprehensive loss and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss was $964,000 and $766,000 for the quarters ended December 31, 2003 and 2002, respectively. Comprehensive loss was $3.0 million and $7.3 million for the six months ended December 31, 2003 and 2002, respectively. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at December 31, 2003 consists solely of accumulated foreign currency translation adjustments.

Note 7. Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-makers to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, are our executive management team. Our chief operating decision makers review financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we operate in one segment, namely, the development, license, implementation and support of our customer service infrastructure software solutions.

Information relating to our geographic areas is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Total Revenue:
North America	$2,412	$2,637	$4,943	$5,734
Europe	2,456	2,688	4,456	5,053
Asia Pacific	222	498	264	707
India	—	—	—	—

	$5,090	$5,823	$9,663	$11,494

Operating Income (Loss):
North America	$(1,118)	$(1,045)	$(2,476)	$(5,838)
Europe	492	619	542	(80)
Asia Pacific	86	4	16	(276)
India	(505)	(577)	(1,040)	(1,157)

	$(1,045)	$(999)	$(2,958)	$(7,351)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	December 31, 2003	June 30, 2003
North America	$5,907	$8,237
Europe	2,729	3,716
Asia Pacific	392	550
India	473	451

	$9,501	$12,954

During the three months ended December 31, 2003 and 2002, no single customer accounted for more than 10% of our total revenue.

Note 8. Related Party Notes Payable

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial advance of $2.0 million under the Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the Purchase Agreement and 3) any additional warrants issued under the Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof. In December 2003 we recorded an additional $1.80 million in related party notes payable and $195,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note.

The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2.25%, and a dividend yield of 0%.

As of December 31, 2003, the outstanding balance of related party notes payable of $4.0 million was net of $327,000 of unamortized discount and included accrued interest of $280,000 at an annual rate of 12%.

Note 9. Bank Borrowings

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount will be reduced as scheduled amortization payments on the term loan are made. The remaining balance related to the term loan at December 31, 2003 was $286,000. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of prime plus 3% or 7% per annum, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility for an additional six months. As of December 31, 2003, the outstanding balance under the AR Facility was $240,000, collateralized by $300,000 of receivables.

Total borrowings under the SVB Credit Facilities were $526,000 at December 31, 2003, which consisted of the following (in thousands):

	Amount	Maturity Date	Interest Rate
Accounts Receivable Facility	$240	June 30, 2004	7% or Prime + 3.0% whichever is greater + 0.5% monthly fee
Term loan	286	February 29, 2004	Prime

	$526

Note 10. Restructuring

During the quarter ended December 31, 2003, we entered into a settlement agreement to terminate a lease agreement for one of our excess facilities in Novato, CA. In connection with this settlement agreement we recorded an additional restructuring charge of $46,000 to increase the restructuring accrual for this facility to $703,000. Under this agreement, we agreed to pay up to $1.5 million (the “Settlement Amount”) to the landlord. Of this obligation, $456,000 was paid in January 2004. The remaining balance will be paid in the event we make a distribution of cash, stock, or other consideration to holders of our 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A Preferred held by such Series A Preferred holders. In such event, the landlord would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. As of December 31, 2003 we have accrued $247,000 of the total potential $1.0 million contingent payment based on our current estimate of the future payout under the lease settlement.

The total payments of $247,000 for the quarter ended December 31, 2003, consisted of $70,000, $107,000 and $70,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively.

During the quarter ended September 30, 2003, we incurred and paid a restructuring charge of $121,000 which consisted of $80,000 in employee severance payments and $41,000 in liquidation cost related to the French subsidiary. Total payments of $306,000 in the quarter included $121,000, $91,000, $86,000 and $8,000 of expenses accrued in fiscal year 2004, 2003, 2002 and 2001, respectively.

Details of restructuring charges incurred in fiscal 2004 are as follows (in thousands):

	Cash/Non - cash	FY04 Charges	Amount Paid/Used	Balance at 12/31/03
Excess facilities	Cash	$46	$—	$46
Employee severance	Cash	80	(80)	—
Professional and miscellaneous charges	Cash	41	(41)	—

Total restructuring charges		$167	$(121)	$46

During fiscal year 2003, we recorded a net restructuring charge of $620,000. This amount consisted of $2.3 million of new restructuring expenses partially offset by a reversal of $1.7 million, previously recorded as restructuring expense in fiscal 2002, related to a settlement of a dispute with respect to the termination of a facility lease agreement for 628 E. Evelyn Avenue, Sunnyvale, CA. The $2.3 million of expenses included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring.

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million for employee severance payments, professional services and miscellaneous charges related to the restructuring, as well as $613,000 for excess worldwide facilities recorded in fiscal year 2003. The payment of $161,000 was made for the excess facilities for the six months ended December 31, 2003 and resulted in an unpaid balance of $223,000.

Details of restructuring charges incurred in fiscal 2003 are as follows (in thousands):

	Cash/Non - cash	FY03 Charges	Amount Paid/Used	Balance at 12/31/03
Excess facilities	Cash	$997	$(774)	$223
Employee severance	Cash	1,222	(1,222)	—
Professional and miscellaneous charges	Cash	61	(61)	—

Total restructuring charges		$2,280	$(2,057)	$223

During fiscal year 2002, we recorded restructuring charges totaling $9.0 million pursuant to a plan approved by the required level of management necessary to execute its components. These charges were primarily related to $6.4 million consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce by 190 employees across all departments. Total payments of $4.0 million in fiscal year 2002, consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement and $1.2 million in employee severance, professional services and miscellaneous charges. In fiscal year 2003, an additional payment of $1.4 million was made for the excess facilities. During the six months ended December 31, 2003, a payment of $193,000 was made for the excess facilities and resulted in an unpaid balance of $1.7 million.

Details of the restructuring charges cumulatively incurred in fiscal 2002 are as follows (in thousands):

	Cash/Non- cash	FY02 Charges	Amount Paid/Used	Adjustment In FY03	Balance at 12/31/03
Excess facilities	Cash	$6,412	$(3,024)	$(1,660)	$1,728
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional and miscellaneous charges	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(5,576)	$(1,660)	$1,728

In fiscal 2001, we recorded restructuring charges totaling $1.4 million. These charges primarily related to a reduction in our worldwide workforce by 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Total payments of $1.4 million were made through fiscal year 2003. During the six months ended December 31, 2003, the total payment was $78,000, including $26,000 of professional expense and $52,000 settlement fee with terminated employees. The unpaid balance was reduced to $14,000.

Details of the restructuring charges cumulatively incurred in fiscal 2001 are as follows (in thousands):

	Cash/Non- cash	FY01 Charges	Amount Paid/Used	Balance at 12/31/03
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional and miscellaneous charges	Cash	263	(249)	14

Total restructuring charges		$1,443	$(1,429)	$14

Note 11. Other income

During the quarter ended December 31, 2003, we recorded benefits of $340,000 from the reversal of an outstanding liability related to an internal use license agreement and $48,000 from the reduction of the buyout amount for one of our capital equipment leases which was partially offsest by interest expense.

Note 12. Warranties

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period of 90 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. We also generally warrant that our professional services will meet agreed specifications and expectations with a remedy of reperformance of such services until conforming.

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

Note 13. New Accounting Pronouncements

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

Note 14. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

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

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. Golden Gate Plaza, LLC’s unlawful detainer complaints seek contract damages for unpaid rent and associated costs under a commercial lease. The allegations contained in the suit related to property leased by Inference. On December 23, 2003 we entered into a settlement agreement with the Plaintiff to resolve the case and a Request for Dismissal was entered by the court on January 12, 2004.

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

Overview

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. eGain Service 6™, our software suite, available through licensed or hosted models, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

Recent Developments

In November 2003, we received a notice from Nasdaq that we were not in compliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed on the Nasdaq SmallCap Market to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the notice, Nasdaq indicated that it was reviewing our eligibility for continued listing on The Nasdaq SmallCap Market and that we were required to submit a plan to achieve and sustain such compliance on or before November 21, 2003. We submitted our preliminary plan as required and it was rejected. We then requested and received a hearing on the matter. On January 22, 2004 a hearing was held before the Listing Qualifications Panel to review our plans to regain and maintain compliance. We have not received any indication of a determination by the Panel and await results of the hearing.

In November 2002, we received stockholder approval for, and on August 20, 2003 effected, a reverse stock split of our common stock at a ratio of 1-for-10 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-tenth of a share of common stock, with the par value of each share of common stock remaining at one-tenth of a cent ($0.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split. The reverse split of our common stock brought us into compliance with the Nasdaq SmallCap Market bid price requirement. See further discussion on this matter under “Additional Factors that May Affect Future Results”.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant An initial advance of $2.0 million under the Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the Purchase Agreement and 3) any additional warrants issued under the Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof. In December 2003 we recorded an additional $1.80 million in related party notes payable and $179,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2.25%, and a dividend yield of 0%.

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

Revenue Recognition

We derive revenues from two sources: license fees and support and services. Support and services includes hosting, software maintenance and support, training, and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

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

The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Training revenue is recognized when training is provided.

Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s use of our software, the reseller’s financial status and our past experience with the particular reseller. Accordingly, the decision of whether to recognize revenue to resellers upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

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

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment. The impairment review as of December 31, 2003 indicated no impairment was needed.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months December 31,		Six Months December 31,
	2003	2002	2003	2002
Revenue:
License	25%	31%	21%	32%
Support and Services	75%	69%	79%	68%

Total revenue	100%	100%	100%	100%
Cost of license	9%	7%	9%	7%
Cost of support and services	34%	38%	34%	45%
Cost of revenue – acquisition related	0%	5%	0%	5%

Gross profit	57%	50%	57%	43%
Operating costs and expenses:
Research and development	13%	24%	18%	29%
Sales and marketing	40%	38%	43%	50%
General and administrative	18%	21%	19%	23%
Amortization of other intangible assets	6%	6%	6%	6%
Amortization of deferred compensation	0%	1%	0%	1%
Restructuring	1%	(22%)	2%	(2%)

Total operating costs and expenses	78%	68%	88%	107%

Loss from operations	(21%)	(18%)	(31%)	(64%)

Total revenue decreased 13% to $5.1 million in the quarter ended December 31, 2003 from $5.8 million in the quarter ended December 31, 2002. Total revenue for the six months ended December 31, 2003 decreased 16% to $9.7 million, compared to $11.5 million in the same period last year. We believe the decrease was primarily due to a decline in licensed customer orders in our International markets. During the quarters ended December 31, 2003 and 2002, no single customer accounted for more than 10% of total revenue.

License revenue decreased 31% to $1.3 million in the quarter ended December 31, 2003 from $1.8 million in the quarter ended December 31, 2002. License revenue for the six months ended December 31, 2003 decreased 44% to $2.0 million, compared to $3.6 million in the same period last year. We believe the decline in licensed customer orders in our international markets resulted from lengthened sales cycles caused by increased customer due diligence. License revenue represented 25% and 31% of total revenue for the quarters ended December 31, 2003 and 2002, respectively.

Support and services revenue decreased 4% to $3.8 million in the quarter ended December 31, 2003 from $4.0 million in the quarter ended December 31, 2002. Support and services for the six months ended December 31, 2003 decreased 3% to $7.6 million, compared to $7.9 million in the same period last year. The decrease was due in part from the decline in License revenues. Services and support revenue represented 75% and 69% of total revenue for the quarters ended December 31, 2003 and 2002, respectively.

Operating Costs and Expenses Overview

Total operating costs and expenses increased 1% to $4.0 million in the quarter ended December 31, 2003 from $3.9 million in the quarter ended December 31, 2002. Total operating costs and expenses for the six months ended December 31, 2003 decreased 31% to $8.5 million, compared to $12.2 million in the same period last year. Included in the quarter ended December 31, 2002 number is a restructuring benefit of $1.3 million that was primarily due to the termination of one of our facility leases in North America. In addition, there was a

$1.2 million reduction in ongoing operating costs in the quarter ended December 31, 2003, when compared to the same period last year. This reduction has been due primarily to the adoption our ongoing expense management strategy, whereby we have reduced our worldwide workforce by 176 employees across all departments over the last 18 months and reduced our direct operating presence in several international countries.

In the short term, based upon our current revenue expectations, we anticipate total operating costs and expenses will remain relatively constant in absolute dollars. If our revenue for a particular quarter is below expectations, we may be unable to reduce our operating expenses proportionately for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. For this reason, period-to-period comparisons of our operating results may not be a good indication of our future performance.

Cost of License

Cost of license includes primarily the amortizing of a fixed amount of third-party software royalties and delivery costs for shipments to customers. Cost of license was $432,000 in the quarter ended December 31, 2003, unchanged from the quarter ended December 31, 2002. Cost of license was a $865,000 for the six months ended December 31, 2003 and 2002. We expect this to decline in future periods with the expiration or renewal of certain third party royalty agreements.

Cost of Support and Services

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Cost of support and services decreased 20% to $1.7 million in the quarter ended December 31, 2003 from $2.2 million in the quarter ended December 31, 2002. Cost of support and services for the six months ended December 31, 2003 decreased 37% to $3.3 million, compared to $5.2 million in the same period last year. The significant decrease was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of workforce and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of revenue – direct in future periods.

Cost of Revenue – Acquisition Related

The acquired developed technology was fully amortized as of March 31, 2003. Cost of revenue – acquisition related for the three and six months ended December 31, 2002 were $300,000 and $600,000, respectively. These amounts consisted of amortization of developed technology resulting from the business combinations in fiscal 2000. We do not anticipate any cost of revenue – acquisition related in future periods.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 52% to $660,000 in the quarter ended December 31, 2003 from $1.4 million in the quarter ended December 31, 2002. Research and development expenses for the six months ended December 31, 2003 decreased 48% to $1.7 million, compared to $3.3 million in the same period last year. The decrease was primarily due to the significant headcount reduction by 73 over the last 18 months, a decline in outside contractor services, the migration of 23 development resources to eGain India and an internal transfer of 7 resources. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research development in future periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of our sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses decreased 10% to $2.0 million in the quarter ended December 31, 2003 from $2.2 million in the quarter ended December 31, 2002. Sales and marketing expenses for the six months ended December 31, 2003 decreased 27% to $4.1 million, compared to $5.7 million in the same period last year. The decrease was primarily due a reduction is sales related commissions in line with the decline in license revenue. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in sales and marketing in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 23% to $939,000 in the quarter ended December 31, 2003 from $1.2 million in the quarter ended December 31, 2002. General and administrative expense for the six months ended December 31, 2003 decreased 31% to $1.8 million, compared to $2.7 million in the same period last year. The decrease was primarily due to a decline in headcount by 23 over the last 18 months through increased efficiencies and migration of certain accounting and human resource functions to India and a decline in outside professional services. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. We do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Amortization of Other Intangible Assets

Amortization of other intangibles was approximately $306,000 during the quarter ended December 31, 2003 down from $337,000 during the quarter ended December 31, 2002. Amortization of other intangible assets for the six months ended December 31, 2003 decreased to $612,000, compared to $674,000 in the same period last year. This decrease was primarily due to the acquired developed technology being fully amortized as of March 31, 2003.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed an initial goodwill impairment review as of July 1, 2002 and found no impairment. We performed our annual goodwill impairment review as of April 1, 2003 and found no impairment. Due to the reduced stock price during the quarter, we performed another goodwill impairment review as of December 31, 2003 and found no impairment for the quarter.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2003 and the six months ended December 31, 2003, we did not have any such losses.

Valuation and Amortization of Stock-Based Compensation

Stock-based compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Stock-based compensation is amortized on a graded vesting method over the vesting period of the individual grants.

In addition, we record compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recorded amortization of deferred compensation of $0 and $39,000 in the quarters ended December 31, 2003 and 2002, respectively.

Restructuring Expense

Restructuring expenses was $46,000 for the quarter ended December 31, 2003 compared to a restructuring benefit of $1.3 million for the quarter ended December 31, 2002. Restructuring expense for the six months ended December 31, 2003 was $167,000, compared to a net total of restructuring benefit of $238,000 in the same period last year. The benefit in the quarter ended December 2002 consisted primarily of a settlement to terminate a lease agreement of one of our facilities in North America. The expense in the quarter ended December 31, 2003 was primarily related to a settlement to terminate a lease agreement of one of our facilities in North America.

Non-operating Income (expense)

Non-operating income decreased 41% to $155,000 in the quarter ended December 31, 2003 from $262,000 in the quarter ended December 31, 2002. Non-operating expense for the six months ended December 31, 2003 was $4,000, compared to non-operating income of $196,000 in the same period last year. The non-operating income of $262,000 in the same period last year included a gain related to a real estate settlement of $360,000. The non-operating income in the quarter ended December 31, 2003 primarily consisted of benefits of $340,000 from the reversal of an outstanding liability related to an internal use license agreement and $48,000 from the reduction of the buyout amount for one of our capital equipment leases which was partially offset by interest expense.

Liquidity and Capital Resources

In response to declining revenues we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $1.4 million in the six months ended December 31, 2003 from $6.2 million in the six months ended December 31, 2002.

As of December 31, 2003, we have working capital of $550,000. Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenues maintain at the levels achieved in the quarter ended December 31, 2003 and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain additional financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders value.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During the quarter ended December 31, the accretion of the convertible preferred shares totaled $1.8 million. The cumulative accretion through December 31, 2003 totals $22.4 million.

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount will be reduced as scheduled amortization payments on the term loan are made. The remaining balance at December 31, 2003 was $286,000. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On

June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of prime plus 3% or 7% per annum, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility for an additional six months. As of December 31, 2003, the outstanding balance under the AR Facility was $240,000, collateralized by $300,000 of receivables.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants will allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five day trading average at the time of each loan). The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrant and the remaining 50% of the warrant shares on the first anniversary of the issuance of the warrant. An initial advance of $2.0 million under the Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the Purchase Agreement and 3) any additional warrants issued under the Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof. In December 2003 we recorded an additional $1.80 million in related party notes payable and $179,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2.25%, and a dividend yield of 0%.

On December 31, 2003, cash and cash equivalents were $3.7 million, compared to $4.4 million at June 30, 2003. As of December 31, 2003 we had working capital of $550,000, compared to negative working capital of $172,000 as of June 30, 2003. In addition to the $3.7 million in cash and cash equivalents, we had $315,000 and $1.4 million in restricted cash as of December 31, 2003 and 2002, respectively.

Net cash used in operating activities was $1.4 million and $6.2 million in the six months ended December 31, 2003 and 2002, respectively. Cash used in operating activities was primarily the result of net loss, partially offset by non-cash charges.

Net cash used in investing was $97,000 in the six months ended December 31, 2003 and net cash provided from investing was $184,000 in the six month ended December 31, 2002. Cash used in investing activities was primarily due to equipment purchases. Cash provided from investing in the six months ended December 31, 2002 was related to a settlement from a previous purchase of property and equipment.

Net cash provided from financing activities was $883,000 and $737,000 in the six months ended December 31, 2003 and 2002, respectively. Cash provided from financing activities was primarily due to the proceeds from the related party notes, borrowings and the issuance of common stock, partially offset by the payments on borrowings and capital leases, accrued interest and amortization of discount on related party notes.

The following table summarizes eGain’s contractual obligations as of December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Capital leases	$16	$1	$—	$—	$—	$—	$17
Lease settlements	456	—	—	—	—	—	456
Operating leases	461	885	840	746	760	745	4,437
Bank borrowings	526	—	—	—	—	—	526
Related Party Note Payable	—	—	—	—	2,000	2,000	4,000
Total	1,459	886	840	746	2,760	2,745	9,436

The table excludes potential contingent payments of $2.0 million related to two lease settlements. These contingent payments will be paid in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders. In such event, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million.

Additional Factors That May Affect Future Results

We have a history of losses and expect continuing losses and may never achieve profitability

We incurred a net loss of $890,000 during the quarter ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $313.6 million. We do not know when or if we will become profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do not become profitable within the timeframe expected by financial analysts or investors, the market price of our common stock may further decline. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

In response to declining revenues over the last two fiscal years we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $1.4 million in the six months ended December 31, 2003 from $6.2 million in the six months ended December 31, 2002.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenue levels remain stable and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations in the short term, but in coming quarters it will be necessary for us to generate positive cash flow or obtain addition financing. We may also need to raise capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing shareholders.

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

If we fail to improve the effectiveness and expand our sales and marketing activities and results, we may be unable to grow our business, negatively impacting our operating results and financial condition

We have experienced significant turnover of our North America sales force. Expansion and growth of our business is very much dependant on our ability to develop and get results from our North America sales force. If we do not effectively develop and train our sales force, and see results and success rates of such sales force in light of our investments of resources, we may not be able to achieve profitability, our results from operations and our common stock price will likely further decline. Due to the complexity of our eService platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organization may not be able to successfully compete with those of our competitors. Our competitors often may have sizeable sales forces and the ability to more frequently call on target customers and develop closer relationships with senior management and technical personnel who decide on the deployment of certain technology solutions.

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., Epiphany, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP, Inc. and similar companies who may attempt to sell customer service software to their installed base.

We believe competition will continue to be fierce and increase as current competitors enhance the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services.

Further, any delays in the roll out or general market acceptance of our applications would likely harm our competitive position by allowing our competitors additional time to improve their product and service offerings, and also provide time for new competitors to develop applications and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

Due to our limited operating history and the emerging market for our products and services, revenue and operating expenses are unpredictable and may fluctuate which may harm our operating results and financial condition

Due to the emerging nature of the multi-channel contact center market and other similar factors, revenue and operating results may fluctuate from quarter to quarter. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

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

The conversion of our preferred shares and the exercise of the related warrants would result in a very significant number of additional shares being issued, which could result in a decline in the market price of our common stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share. The Series A shares have a liquidation preference of $100,000 per share, or an aggregate liquidation preference of $88.5 million, which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis (the “Liquidation Value”). The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $56.875 per share. At recent stock prices, such Liquidation Value preference would mean very substantial dilution to the holders of our common stock. By way of illustration, as of December 31, 2003, the current conversion price of $56.875 per share, the Series A shares would be convertible into 1.9 million additional shares of common stock on the market, while we currently have only 3.7 million shares of common stock issued and outstanding, excluding warrants and options.

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

Our preferred stock carries a substantial liquidation preference

In the event of a liquidation, dissolution or winding up of eGain, the holders of Series A shares would be entitled to receive, prior to distribution of any proceeds to holders of common stock, proceeds equal to the greater of (i) $88.5 million (plus increases in such liquidation preference at an annual rate of 6.75% from August 8, 2000) or (ii) the amount the holders of the Series A shares would have received had they converted their shares into common stock immediately prior to such liquidation, dissolution or winding up. If we enter into a transaction pursuant to which we sell or transfer all or substantially all of our assets or we enter into a merger with another company, then at the option of the holder of Series A shares, (A) each share of Series A may be converted into convertible equity securities of the entity acquiring eGain or (B) each Series A share may convert into shares of common stock based on the Liquidation Value, calculated as of the later of (x) the closing date of such transaction or (y) August 8, 2003. In the event that we entered into a merger or sale in which the total value of the transaction would be less than the Liquidation Value, a buyer would unlikely be willing to assume the liquidation preferences and other obligations represented by the Series A shares. Consequently, based on our current capital structure, we anticipate that a transaction resulting in such a sale would result in substantially all of the proceeds of such transaction being distributed to the holders of Series A shares with little, if any remuneration, available to common stock holders.

We may be unable to maintain our Nasdaq listing and the price and liquidity of our common stock and our ability to obtain future equity financing may be further impaired if we cannot do so

In November 2003, we received a notice from Nasdaq that we are not in compliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed on the Nasdaq SmallCap Market to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the notice, Nasdaq indicated that it was reviewing our eligibility for continued listing on The Nasdaq SmallCap Market. We were required to submit a plan by November 21, 2003 to indicate our plans for achieving compliance, we did so and such preliminary plan was rejected. We then requested and received a hearing on the matter. On January 22, 2004 a hearing was held before the Listing Qualifications Panel to review our detailed plans to regain and maintain compliance. We have not received any indication of a determination by the Panel and await results of the hearing.

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

If a delisting from the Nasdaq SmallCap Market were to occur, shares of our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The “pink sheets” and the OTC Bulletin Board are generally considered less efficient than the Nasdaq SmallCap Market. Consequently, selling our common stock would be more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

We may experience a further decrease in market demand due to the slowed economy, which has also been further stymied by the concerns of terrorism, war and social and political instability in the regions in which we do business

Worldwide economic growth, particularly in the United States, has slowed significantly, and many analysts believe the global economy is experiencing a protracted recession or deceleration in spending from which recovery has been slow. In particular, spending on technology solutions by corporations and government enterprises has been markedly slow to rebound and the industry continues to be mired in a protracted economic slump. In addition, the terrorist attacks in the United States and Europe and turmoil and war in the Middle East, Asia and elsewhere has increased the uncertainty in the United States, the European Union and Asian economies and may further add to the prolonged decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, the war in Iraq, military activities in Afghanistan, and hostilities between India and Pakistan, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States and Europe, or as a result of the war in the Middle East and Asia, particularly India, we may experience further decreases in the demand for our products and services, which may harm our operating results.

We depend on broad market acceptance of our applications and of our business model

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer communication over the Internet while providing improved customer service. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for eService software is relatively new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

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

Our international operations involve various risks

We derived 53% of our revenues from international sales in the quarter ended December 31, 2003 unchanged from the quarter ended December 31, 2002. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

In addition, we intend to continue to expand and move our operations into international environments and to spend significant amounts of resources to do so. Through eGain India, we currently have a significant number of employees representing in excess of 50% of our total workforce located in India, more than a half employed in research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations will require significant management attention and financial resources that could adversely affect our operating performance. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between both the United States and the European Union, and India are also of great importance to our operations.

Any of these risks could in particular have a significant impact on one or more of the following business functions: product development, customer support and professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

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

Pending litigation and infringement claims could be costly to defend and distract our management team

We may be involved in legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property or proprietary rights of third parties, employment claims and other commercial contract disputes. Third parties may also infringe or misappropriate our copyrights, trademarks and other proprietary rights for which we may be required to file suit to protect or mediate our rights. In the past we have had lawsuits brought or threatened against us in a variety of contexts including but not limited to claims related to our stock price, issues associated with our initial public offering of common stock, and litigation associated with the termination of employees. Parties have also asserted or threatened, and may continue to do so, infringement claims against us including those referenced in the section of this document entitled “Legal Proceedings.” Because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In particular, intellectual property litigation is expensive and time-consuming and could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

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

In addition, in past periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company following such declines. To the extent the stock precipitously drops in the future, we may become involved in this type of litigation. Litigation of this kind, or in the form of intellectual property rights litigation, is often expensive and diverts management’s attention and resources, which could continue to harm our business and operating results.

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

We have entered into service agreements with some of our customers that require minimum performance standards, including standards regarding the availability and response time of our remote management services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds and service credits to customers. Any unplanned interruption of services may harm our ability to attract and retain customers.

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

In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of financial services, will continue to effect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Blilely Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system.

The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services, or the loss of or decrease in business, by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or effect revenue, either of which could harm our financial condition or operating results.

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

We may engage in future acquisitions or investments that could dilute our existing stockholders, cause us to incur significant expenses or harm our business

We may review acquisition or investment prospects that might complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, if at all, and, in the case of equity financings, may result in dilution to our existing stockholders. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, the conversion of our preferred stock into common stock, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

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

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. Golden Gate Plaza, LLC’s unlawful detainer complaints seek contract damages for unpaid rent and associated costs under a commercial lease. The allegations contained in the suit related to property leased by Inference. On December 23, 2003 we entered into a settlement agreement with the Plaintiff to resolve the case and a Request for Dismissal was entered by the court on January 12, 2004.

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

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

Item 6.	Reports on Form 8-K Exhibits and Reports on Form 8-K

(a)

Exhibits No.	Description of Exhibits

10.29	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, December 19, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(b)	Reports on Form 8-K

We filed one report on Form 8-K for the quarter ended December 31, 2003 as follows:

Date	Item Reported on

February 3, 2003	Press release filed announcing quarter ended December 31, 2003 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2004	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit

Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)