Form 10-Q
period 2004-03-31
EGAIN COMMUNICATIONS CORP
filed 2004-05-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock $0.001 par value	3,692,854

eGAIN COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,552	$4,407
Restricted cash	12	791
Accounts receivable, net	3,393	3,270
Prepaid and other current assets	2,151	2,897

Total current assets	11,108	11,365
Property and equipment, net	450	1,192
Goodwill, net	4,880	4,880
Intangible assets, net	289	1,204
Other assets	206	397

	$16,933	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,172	$1,486
Accrued compensation	871	864
Accrued liabilities	1,491	1,918
Deferred revenue	3,881	4,333
Current portion of accrued restructuring	183	1,194
Current portion of bank borrowings	821	1,649
Current portion of notes payable	—	78
Current portion of capital lease obligations	13	15

Total current liabilities	8,432	11,537
Related party notes payable	6,376	1,964
Capital lease obligations, net of current portion	—	10
Accrued restructuring, net of current portion	1,273	1,203
Other long term liabilities	243	243

Total liabilities	16,324	14,957
Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock; Aggregate liquidation preference of $112,786 at March 31, 2004	106,888	101,371
Common stock	4	37
Additional paid-in capital	208,584	213,620
Notes receivable from stockholders	(92)	(102)
Deferred stock compensation	—	(38)
Accumulated other comprehensive income (loss)	(239)	(185)
Accumulated deficit	(314,536)	(310,622)

Total shareholders’ equity	609	4,081

	$16,933	$19,038

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue:
License	$1,271	$983	$3,315	$4,619
Support and Services	3,949	4,240	11,568	12,098

Total revenue	5,220	5,223	14,883	16,717
Cost of license	383	443	1,281	1,329
Cost of support and services	1,686	1,929	4,921	7,072
Cost of revenue – acquisition related	—	227	—	827

Gross profit	3,151	2,624	8,681	7,489
Operating costs and expenses:
Research and development	598	1,381	2,323	4,695
Sales and marketing	2,167	1,840	6,303	7,538
General and administrative	822	1,007	2,670	3,670
Amortization of other intangible assets	302	327	914	1,001
Amortization of deferred compensation	—	31	—	136
Restructuring	—	512	167	274

Total operating costs and expenses	3,889	5,098	12,377	17,314

Loss from operations	(738)	(2,474)	(3,696)	(9,825)
Non-operating income (expense)	(214)	9	(218)	205

Net loss	(952)	(2,465)	(3,914)	(9,620)
Dividends on convertible preferred stock	(1,867)	(1,727)	(5,517)	(5,143)

Net loss applicable to common stockholders	$(2,819)	$(4,192)	$(9,431)	$(14,763)

Per Share information:
Basic and diluted net loss per common share	$(0.76)	$(1.14)	$(2.56)	$(4.03)

Weighted average shares used in computing basic and diluted net loss per common share	3,692	3,665	3,685	3,663

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,914)	$(9,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	937	3,274
(Gain) / loss on disposal of fixed assets	(9)	128
Amortization of other intangible assets	914	1,828
Amortization of deferred compensation	—	134
Accrued interest and amortization of discount on related party notes	329	—
Changes in operating assets and liabilities:
Restricted cash	779	(1,088)
Accounts receivable	(123)	1,612
Prepaid and other current assets	746	1,235
Other assets	191	1,447
Accounts payable	(314)	(1,547)
Accrued compensation	7	(1,669)
Accrued liabilities	(427)	94
Accrued restructuring	(941)	(2,785)
Deferred revenue	(452)	(109)
Other long term liabilities	—	47
Other	1	(3)

Net cash (used in) operating activities	(2,276)	(7,022)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	236
Purchases of property and equipment	(186)	(71)

Net cash provided by (used in) investing activities	(186)	165
Cash flows from financing activities:
Payments on borrowings	(2,503)	(3,316)
Payments on capital lease obligations	(12)	(414)
Proceeds from borrowings	1,597	2,067
Proceeds from borrowings from related party	4,500	2,000
Net proceeds from issuance of common stock	79	2

Net cash provided by financing activities	3,661	339
Effect of exchange rate differences on cash	(54)	(140)

Net increase (decrease) in cash and cash equivalents	1,145	(6,658)
Cash and cash equivalents at beginning of period	4,407	9,892

Cash and cash equivalents at end of period	$5,552	$3,234

Supplemental cash flow disclosures:
Cash paid for interest	$365	$251

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

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows since inception. As of March 31, 2004, we have working capital of $2.7 million. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in the quarter ended March 31, 2004 and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months but we may need to raise additional capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value. These conditions raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Note 2. Software Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97- 2”), as amended. Under SOP 97-2, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations for us remain, the fee is fixed or determinable, and collectibility is probable. License revenue in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If sufficient vendor specific objective evidence does not exist for undelivered elements in an arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor specific objective evidence does exist for the undelivered elements or (b) all elements of the arrangement without sufficient vendor specific objective evidence have been delivered.

Support and Service revenues are primarily derived from hosting fees, consulting fees, maintenance agreements, and training. Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement. Service revenue from consulting and training, billed on a time and materials basis, is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements typically include the right to software updates on an if-and-when-available basis. The fair value of maintenance revenue, established by annual maintenance renewals of existing customers, is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

As of March 31, 2004, there was no outstanding balance of deferred stock compensation. We amortized $0 and $31,000 of deferred compensation in the quarters ended March 31, 2004 and March 31, 2003, respectively. The deferred compensation expense for the nine months ended March 31, 2004 was $0, compared to $136,000 in the same period last year.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
As Reported:
Net loss applicable to common stockholders	$(2,819)	$(4,192)	$(9,431)	$(14,763)
Basic and diluted net loss per share	(0.76)	(1.14)	(2.56)	(4.03)
Add: Stock-based employee compensation expense included in reported net loss	—	31	—	136
Deduct: Total stock-based employee compensation expense determined under fair value based method	(180)	(101)	(366)	(257)
Pro Forma:
Net loss applicable to common stockholders	$(2,895)	$(4,262)	$(6,978)	$(14,884)
Basic and diluted net loss per share	(0.78)	(1.16)	(1.90)	(4.06)

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

Effective July 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets, including customer base and acquired technology, are being amortized over the assets useful lives, which range from three to four years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed our annual goodwill impairment review as of April 1, 2003 and found no impairment for fiscal year 2003. Due to the decline in revenue and reduced stock price, we performed goodwill impairment reviews for the first two quarters of fiscal year 2004 and found no impairment. We did not perform a goodwill impairment review in the third fiscal quarter of 2004 as we did not identify any unfavorable indicators during the quarter.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During the quarter ended March 31, 2004, we did not have any such impairments.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce upon adoption of SFAS 142 (in thousands):

March 31, 2004
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

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. The following tables summarize the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(4,612)	$289
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(8,306)	$289

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,697)	$1,204
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,391)	$1,204

The amortization expense on these intangible assets was $302,000 during the quarter ended March 31, 2004. The remaining net carrying amount of $289,000 will be fully amortized by the end of fiscal 2004.

Note 5. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(2,819)	$(4,192)	$(9,431)	$(14,763)
Basic and diluted:
Weighted-average shares outstanding	3,692	3,665	3,685	3,666
Less weighted-average shares subject to repurchase	—	—	—	(3)
Weighted-average shares used in computing basic and diluted net loss per common share	3,692	3,664	3,685	3,663
Basic and diluted net loss per common share	$(0.76)	$(1.14)	$(2.56)	$(4.03)

Outstanding options and warrants to purchase 1,233,291, and 812,837 shares of common stock at March 31, 2004 and 2003, respectively, and convertible preferred stock convertible into 1,983,047 and 1,855,339 shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 6. Comprehensive Loss

We report comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss was $925,000 and $2.5 million for the quarters ended March 31, 2004 and 2003, respectively. Comprehensive loss was $4.0 million and $9.8 million for the nine months ended March 31, 2004 and 2003, respectively. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at March 31, 2004 consists solely of accumulated foreign currency translation adjustments.

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

Information relating to our geographic areas is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Total Revenue:
North America	$2,789	$2,360	$7,732	$8,094
Europe	2,244	2,660	6,700	7,713
Asia Pacific	187	203	451	910

	$5,220	$5,223	$14,883	$16,717

Operating Income (Loss):
North America	$(524)	$(2,267)	$(3,000)	$(8,105)
Europe	238	340	780	260
Asia Pacific	54	46	70	(230)
India	(506)	(593)	(1,546)	(1,750)

	$(738)	$(2,474)	$(3,696)	$(9,825)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2004	2003
North America	$7,692	$8,237
Europe	2,925	3,716
Asia Pacific	512	550
India	635	451

	$11,764	$12,954

During the three months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of our total revenue.

Note 8. Related Party Notes Payable

On March 31, 2004, we entered into a Note and Warrant Purchase Agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (“the lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price of $2.00. The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrants and the remaining 50% of the warrants become exercisable on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “2002 Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “2002 Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five days trailing closing price average at the time of each loan). The warrants issued in connection with the initial advance became fully exercisable on December 31, 2003. An initial advance of $2.0 million under the 2002 Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the 2002 Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the 2002 Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the 2002 Purchase Agreement and 3) any additional warrants issued under the 2002 Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof. In December 2003 we recorded an additional $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2.25%, and a dividend yield of 0%.

As of March 31, 2004, the outstanding balance of related party notes payable of $6.50 million was net of $531,000 of unamortized discount and included accrued interest of $407,000 at an annual rate of 12%.

Note 9. Bank Borrowings

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount was reduced by scheduled amortization payments on the term loan until the term loan was paid in full on February 27, 2004. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of prime plus 3% or 7% per annum, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility for an additional six months. As of March 31, 2004, the outstanding balance under the AR Facility was $821,397, collateralized by $1,026,747 of receivables.

Note 10. Restructuring

During the quarter ended March 31, 2004, there was no restructuring charge recorded. The total payments of $555,000 for the quarter ended March 31, 2004, consisted of $14,000, $480,000 and $61,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively.

In the quarter ended December 31, 2003, we entered into a settlement agreement to terminate a lease agreement for one of our excess facilities in Novato, CA. In connection with this settlement agreement we recorded an additional restructuring charge of $46,000 to increase the restructuring accrual for this facility to $703,000. Under this agreement, we agreed to pay up to $1.5 million to the landlord. Of this obligation, $456,000 was paid in January 2004. The remaining balance will be paid in the event we make a distribution of cash, stock, or other consideration to holders of our 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A Preferred held by such Series A Preferred holders. In such event, the landlord would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. As of December 31, 2003 we have accrued $247,000 of the total potential $1.0 million contingent payment based on our current estimate of the future payout under the lease settlement. The total payments of $247,000, consisted of $70,000, $107,000 and $70,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively.

During the quarter ended September 30, 2003, we incurred and paid a restructuring charge of $121,000 which consisted of $80,000 in employee severance payments and $41,000 in liquidation cost related to the French subsidiary. Total payments of $306,000 in the quarter included $121,000, $91,000, $86,000 and $8,000 of expenses accrued in fiscal year 2004, 2003, 2002 and 2001, respectively.

Details of restructuring charges incurred in fiscal 2004 are as follows (in thousands):

	Cash/Non-cash	FY04 Charges	Amount Paid/Used	Balance at 03/31/04
Excess facilities	Cash	$46	$—	$46
Employee severance	Cash	80	(80)	—
Professional and miscellaneous charges	Cash	41	(41)	—

Total restructuring charges		$167	$(121)	$46

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

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million for employee severance payments, professional services and miscellaneous charges related to the restructuring, as well as $613,000 for excess worldwide facilities recorded in fiscal year 2003. The payment of $222,000 was made for the excess facilities for the nine months ended March 31, 2004 and resulted in an unpaid balance of $162,000.

Details of restructuring charges incurred in fiscal 2003 are as follows (in thousands):

	Cash/Non-cash	FY03 Charges	Amount Paid/Used	Balance at 03/31/04
Excess facilities	Cash	$997	$(835)	$162
Employee severance	Cash	1,222	(1,222)	—
Professional and miscellaneous charges	Cash	61	(61)	—

Total restructuring charges		$2,280	$(2,118)	$162

During fiscal year 2002, we recorded restructuring charges totaling $9.0 million pursuant to a plan approved by the required level of management necessary to execute its components. These charges were primarily related to the $6.4 million consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce of 190 employees across all departments. Total payments of $4.0 million in fiscal year 2002 consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement and $1.2 million in employee severance, professional services and miscellaneous charges. In fiscal year 2003, an additional payment of $1.4 million was made for the excess facilities. During the nine months ended March 31, 2004, a payment of $673,000 was made for the excess facilities and resulted in an unpaid balance of $1.2 million. The unpaid balance is the accrual of the potential contingent payments related to two lease settlements that are excluded from the calculation of contractual obligations of our operating leases. These contingent payments will be made in the event we make a distribution of cash, stock or other consideration to our holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders. If not sooner, this will occur on August 5, 2005.

Details	of the restructuring charges cumulatively incurred in fiscal 2002 are as follows (in thousands):

	Cash/Non-cash	FY02 Charges	Amount Paid/Used	Adjustment In FY03	Balance at 03/31/04
Excess facilities	Cash	$6,412	$(3,504)	$(1,660)	$1,248
Leasehold improvement write-offs	Non-cash	1,315	(1,315)	—	—
Employee severance	Cash	1,222	(1,222)	—	—
Professional and miscellaneous charges	Cash	15	(15)	—	—

Total restructuring charges		$8,964	$(6,056)	$(1,660)	$1,248

In fiscal 2001, we recorded restructuring charges totaling $1.4 million. These charges primarily related to a reduction in our worldwide workforce of 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Total payments of $1.4 million were made through fiscal year 2003. During the nine months ended March 31, 2004, the total payment was $92,000, including $40,000 of professional expense and $52,000 settlement fee with terminated employees. There was no unpaid balance as of March 31, 2004.

Details of the restructuring charges cumulatively incurred in fiscal 2001 are as follows (in thousands):

	Cash/Non-cash	FY01 Charges	Amount Paid/Used	Balance at 03/31/04
Excess facilities	Cash	$263	$(263)	$—
Employee severance	Cash	917	(917)	—
Professional and miscellaneous charges	Cash	263	(263)	—

Total restructuring charges		$1,443	$(1,443)	$—

Note 11. Other income and expense

During the quarter ended March 31, 2004, included in non-operating income we recorded other income of $28,000 compared to $340,000 in the prior quarter. The total primarily consisted of a $15,000 insurance reimbursement for settlement of a lawsuit and a $19,000 refund for an overpayment of a capital equipment lease.

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

Historically, costs related to these guarantees have not been significant, and as of March 31, 2004, there was no reserve, however we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 14. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit was settled and resolved with no cash payments and the execution of a cross-licensing agreement between the parties.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. On December 23, 2003 we entered into a settlement agreement (see Notes to Condensed Consolidated Financial Statements, Note 10: Restructuring) with the Plaintiff to resolve the case. A Request for Dismissal was entered by the court on January 12, 2004 and the settlement was later approved.

On February 12, 2004, we filed suit against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages.

With the exception of these matters, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 1O-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our continued net losses since inception, our limited operating history, our equity structure and the significant risk of dilution, the adequacy of our capital resources and need for additional financing, liquidation preferences related to our preferred stock, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments

On March 31, 2004, we entered into a Note and Warrant Purchase Agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (“the lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price of $2.00. The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrants and the remaining 50% of the warrants become exercisable on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%.

In February 2004, we were delisted from the Nasdaq SmallCap Market due to noncompliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “2002 Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “2002 Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five days trailing closing price average at the time of each loan). The warrants issued in connection with the initial advance became fully exercisable on December 31, 2003. An initial advance of $2.0 million under the 2002 Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the 2002 Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the 2002 Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the 2002 Purchase Agreement and 3) any additional warrants issued under the 2002 Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof. In December 2003 we recorded an additional $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2.25%, and a dividend yield of 0%.

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

Revenue Recognition

We derive revenues from two sources: license fees, and support and services. Support and services includes hosting, software maintenance and support, training, and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

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

The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or by using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed.

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

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2003 and found no impairment. The impairment review as of March 31, 2004 indicated no impairment was needed.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months March 31,		Nine Months March 31,
	2004	2003	2004	2003
Revenue:
License	24%	19%	22%	28%
Support and Services	76%	81%	78%	72%

Total revenue	100%	100%	100%	100%
Cost of license	8%	8%	9%	8%
Cost of support and services	32%	37%	33%	42%
Cost of revenue—acquisition related	0%	5%	0%	5%

Gross profit	60%	50%	58%	45%
Operating costs and expenses:
Research and development	11%	26%	16%	28%
Sales and marketing	41%	35%	42%	45%
General and administrative	16%	19%	18%	22%
Amortization of other intangible assets	6%	6%	6%	6%
Amortization of deferred compensation	0%	1%	0%	1%
Restructuring	0%	10%	1%	2%

Total operating costs and expenses	74%	97%	83%	104%

Loss from operations	(14%)	(47%)	(25%)	(59%)

Total revenue was $5.2 million in the quarter ended March 31, 2004 unchanged from the quarter ended March 31, 2003. Total revenue for the nine months ended March 31, 2004 decreased 11% to $14.9 million, compared to $16.7 million in the same period last year. This decrease was primarily due to a decline in licensed customer orders in our international markets. During the quarters ended March 31, 2004 and 2003, no single customer accounted for more than 10% of total revenue.

License revenue increased 29% to $1.3 million in the quarter ended March 31, 2004 from $983,000 in the quarter ended March 31, 2004. This increase was primarily due to increased license customer orders of eGain Service 6 in North America. License revenue for the nine months ended March 31, 2004 decreased 28% to $3.3 million, compared to $4.6 million in the same period last year. For the nine months ended March 31, 2004, license revenue from our international markets declined approximately 53% and increased approximately 13% for our North American customers. We believe the decline in licensed customer orders in our international markets resulted from lengthened sales cycles caused by increased customer due diligence, while the increase in North America business was partially due to improved macroeconomic conditions and the results of rebuilding the North America sales force that began in the second half of fiscal 2003. License revenue represented 24% and 19% of total revenue for the quarters ended March 31, 2004 and 2003, respectively.

Support and services revenue decreased 7% to $3.9 million in the quarter ended March 31, 2004 from $4.2 million in the quarter ended March 31, 2003. Support and services for the nine months ended March 31, 2004 decreased 4% to $11.6 million, compared to $12.1 million in the same period last year. The decrease was due in part from the decline in license revenues. Services and support revenue represented 76% and 81% of total revenue for the quarters ended March 31, 2004 and 2003, respectively.

Operating Costs and Expenses Overview

Total operating costs and expenses decreased 24% to $3.9 million in the quarter ended March 31, 2004 from $5.1 million in the quarter ended March 31, 2003. The decrease was primarily due to the reduction in restructuring and depreciation expenses. Total operating costs and expenses for the nine months ended March 31, 2004 decreased 29% to $12.4 million, compared to $17.3 million in the same period last year. This reduction has been due primarily to the adoption of our ongoing expense management strategy, whereby we have reduced our worldwide workforce by 208 employees across all departments over the last 24 months and reduced our direct operating presence in several international countries.

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

Cost of License

Cost of license primarily includes the amortization of prepaid third-party software royalties and delivery costs for shipments to customers. Cost of license decreased 14% to $383,000 in the quarter ended March 31, 2004, compared to the quarter ended March 31, 2004. Cost of license was $1.3 million for the nine months ended March 31, 2004 and 2003. The decrease was primarily due to the extension of one of the royalty agreements that resulted in a reduction in the amortization of prepaid royalties. We expect this to continue to decline in future periods with the expiration or renewal of other third party royalty agreements.

Cost of Support and Services

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Cost of support and services decreased 13% to $1.7 million in the quarter ended March 31, 2004 from $1.9 million in the quarter ended March 31, 2003. Cost of support and services for the nine months ended March 31, 2004 decreased 30% to $4.9 million, compared to $7.1 million in the same period last year. The decrease was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of workforce and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of support and services in future periods.

Cost of Revenue – Acquisition Related

The acquired developed technology was fully amortized as of March 31, 2003. Cost of revenue – acquisition related for the three and nine months ended March 31, 2003 were $227,000 and $827,000, respectively. These amounts consisted of amortization of developed technology resulting from the business combinations in fiscal 2000. We do not anticipate any cost of revenue – acquisition related in future periods.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 57% to $598,000 in the quarter ended March 31, 2004 from $1.4 million in the quarter ended March 31, 2003. Research and development expenses for the nine months ended March 31, 2004 decreased 51% to $2.3 million, compared to $4.7 million in the same period last year. The decrease was primarily due to the significant headcount reduction of 77 over the last 24 months, a decline in outside contractor services, the migration of 23 development resources to eGain India and an internal transfer of 7 employees. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research development in future periods.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits of our sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expenses increased 18% to $2.2 million in the quarter ended March 31, 2004 from $1.8 million in the quarter ended March 31, 2003. This was primarily due to the increase in personnel related variable expenses and marketing spending. Sales and marketing expenses for the nine months ended March 31, 2004 decreased 16% to $6.3 million, compared to $7.5 million in the same period last year. The nine months decrease was primarily due a reduction in sales related commissions in line with the decline in license revenue. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities. Based upon current revenue expectations, we anticipate a slight increase in sales and marketing in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 18% to $822,000 in the quarter ended March 31, 2004 from $1.0 million in the quarter ended March 31, 2003. The decrease was primarily due to the reduction in professional services fees related to the change in accounting firm, reduced depreciation expense due to assets being fully depreciated and the discontinuance of certain software maintenance contracts. General and administrative expense for the nine months ended March 31, 2004 decreased 27% to $2.7 million, compared to $3.7 million in the same period last year. The decrease was primarily due to a decline in headcount by 27 over the last 24 months through increased efficiencies and migration of certain accounting and human resource functions to India and a decline in outside professional services. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. We do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Amortization of Other Intangible Assets

Amortization of other intangibles was approximately $302,000 during the quarter ended March 31, 2004 down from $327,000 during the quarter ended March 31, 2003. Amortization of other intangible assets for the nine months ended March 31, 2004 decreased to $914,000, compared to $1.0 million in the same period last year. This decrease was primarily due to the acquired developed technology and customer base being fully amortized as of March 31, 2003 and February 29, 2004, respectively.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed an initial goodwill impairment review as of July 1, 2002 and found no impairment. We performed our annual goodwill impairment review as of April 1, 2003 and found no impairment. Due to the decline in revenue and reduced stock price, we performed goodwill impairment reviews for the first two quarters of fiscal year 2004 and found no impairment. We did not perform a goodwill impairment review in the third fiscal quarter of 2004 as we did not identify any unfavorable indicators during the quarter.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2003 and the nine months ended March 31, 2004, we did not have any such losses.

Valuation and Amortization of Stock-Based Compensation

Stock-based compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Stock-based compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, we record compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recorded amortization of deferred compensation of $0 and $31,000 in the quarters ended March 31, 2004 and 2003, respectively.

Restructuring Expense

Restructuring expenses was $0 for the quarter ended March 31, 2004 compared to $512,000 in the quarter ended March 31, 2003. Restructuring expense for the nine months ended March 31, 2004 was $167,000, compared to $274,000 in the same period last year. Restructuring expense for the 9 months ended March 31, 2003 included a restructuring benefit of $1.3 million recorded in the quarter ended December 2002 related to a settlement to terminate a lease agreement of one of our facilities in North America. We do not anticipate a significant increase in restructuring expense in future periods.

Non-operating Income (expense)

Non-operating expense was $214,000 in the quarter ended March 31, 2004, compared to non-operating income of $9,000 in the quarter ended March 31, 2003. The expense in the quarter ended March 31, 2004 primarily consisted of the interest expense for the related party notes payable and foreign exchange transaction loss. Non-operating expense for the nine months ended March 31, 2004 was $218,000, compared to non-operating income of $205,000 in the same period last year. The non-operating income of $205,000 in the nine months ended March 31, 2003 included a gain related to a real estate settlement of $360,000. The non-operating expense in the nine months ended March 31, 2004 primarily consisted of interest expense of 365,000 and tax expense of $69,000 which was partially offset by the benefits of $340,000 from the reversal of an outstanding liability related to an internal use license agreement and $48,000 from the reduction of the buyout amount for one of our capital equipment leases.

Liquidity and Capital Resources

In response to declining revenues we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $2.3 million in the nine months ended March 31, 2004 from $7.0 million in the nine months ended March 31, 2003.

As of March 31, 2004, we have working capital of $2.7 million, compared to a negative working capital of $1.4 million at September 30, 2003. Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors in particular that revenues maintain at the levels achieved in the quarter ended March 31, 2004 and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months but we may need to raise additional capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing stockholders value.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During the quarter ended March 31, 2004 the accretion of the convertible preferred shares totaled $1.9 million. The cumulative accretion through March 31, 2004 totals $24.3 million.

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. As part of this agreement, the existing term loan and equipment loan with SVB were combined into one term loan facility in the amount of $2.6 million, which was secured by establishing a restricted certificate of deposit. This amount was reduced by scheduled amortization payments on the term loan until the term loan was paid in full on February 27, 2004. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a new modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of prime plus 3% or 7% per annum, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility for an additional six months. As of March 31, 2004, the outstanding balance under the AR Facility was $821,397, collateralized by $1,026,747 of receivables.

On December 24, 2002, we entered into a Note and Warrant Purchase Agreement (the “2002 Purchase Agreement”) with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with such loans (the “2002 Credit Facility”). Each subordinated secured promissory note will have a term of five years and will bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. The warrants allow Mr. Roy to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price equal to 110% of the fair market value of our common stock (based on a five days trailing closing price average at the time of each loan). The warrants issued in connection with the initial advance became fully exercisable on December 31, 2003. An initial advance of $2.0 million under the 2002 Credit Facility occurred on December 31, 2002. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003 we entered into an amendment to the 2002 Purchase Agreement with Mr. Roy, pursuant to which: 1) Mr. Roy provided an additional $2.0 million loan under the 2002 Purchase Agreement, even though we had not met the milestones initially required for such further loan; 2) only the final milestone, as amended, remains applicable to the remaining $1.0 million available under the 2002 Purchase Agreement and 3) any additional warrants issued under the 2002 Purchase Agreement, including the warrants issued in connection with the second loan, will vest fully on issuance and expire five years after issuance thereof. In December 2003 we recorded an additional $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2.25%, and a dividend yield of 0%.

On March 31, 2004, we entered into a Note and Warrant Purchase Agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (“the lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase a number of shares of up to 25% of the aggregate amount loaned at an exercise price of $2.00. The warrants become exercisable as to 50% of the warrant shares nine months after issuance of the warrants and the remaining 50% of the warrants become exercisable on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of .75, a risk free interest rate of 2%, and a dividend yield of 0%.

On March 31, 2004, cash and cash equivalents were $5.6 million, compared to $4.4 million at June 30, 2003. As of March 31, 2004 we had working capital of $2.7 million, compared to negative working capital of $172,000 as of June 30, 2003. In addition to the $5.6 million in cash and cash equivalents, we had $12,000 and $1.1 million in restricted cash as of March 31, 2004 and 2003, respectively.

Net cash used in operating activities was $2.3 million and $7.0 million in the nine months ended March 31, 2004 and 2003, respectively. Cash used in operating activities was primarily the result of net loss, partially offset by non-cash charges.

Net cash used in investing was $186,000 in the nine months ended March 31, 2004 and net cash provided from investing was $165,000 in the nine month ended March 31, 2003. Cash used in investing activities was primarily due to equipment purchases. Cash provided from investing in the nine months ended March 31, 2003 was related to a settlement from a previous purchase of property and equipment.

Net cash provided from financing activities was $3.7 million and $339,000 in the nine months ended March 31, 2004 and 2003, respectively. Cash provided from financing activities was primarily due to the proceeds from the related party notes, bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings and capital leases, accrued interest and amortization of discount on related party notes.

The following table summarizes eGain’s contractual obligations as of March 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Capital leases	$4	$9	$—	$—	$—	$—	$13
Operating leases	243	885	840	746	760	745	4,219
Bank borrowings	821	—	—	—	—	—	821
Related Party Note Payable	—	—	—	—	2,000	4,500	6,500

Total	1,068	894	840	746	2,760	5,245	11,553

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

Additional Factors That May Affect Future Results

We have a history of losses and expect continuing losses and may never achieve profitability

We incurred a net loss of $952,000 during the quarter ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $314.5 million. We do not know when or if we will become profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do not become profitable within the timeframe expected by financial analysts or investors, the market price of our common stock may further decline. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

If we fail to improve the effectiveness and expand our sales and marketing activities and results, we may be unable to grow our business, negatively impacting our operating results and financial condition

We have in the past experienced significant turnover of our North America sales force. Expansion and growth of our business is very much dependant on our ability to develop a productive North America sales force. If we do not effectively develop and train our sales force, and see successful results from such sales force in light of our investment of resources, we may not be able to achieve profitability, our results from operations will suffer and our common stock price will likely further decline. Due to the complexity of our eService platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organization may not be able to successfully compete with those of our competitors. Our competitors often have sizeable sales forces and the ability to more frequently call on target customers and develop closer relationships with senior management and technical personnel who decide on the deployment of certain technology solutions.

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

We face a variety of risks stemming from strategic and operational decisions we have made in recent quarters

In recent quarters we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and the operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on our financial condition and future results of operations. We have significantly cut the cost structure through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work force overall by 42% since fiscal year ended 2002. In addition, in excess of 50% of all employees and the majority of all software development is now done in India with an Indian workforce. As a result, our cash position, although sustainable to fund operations in the short term, leaves little room for error in the forecasting and achievement of revenue goals.

While we have achieved significant cost savings through such measures, we will be unable to quickly reverse the course of such actions and the initial costs associated with such restructuring may be lost if the infrastructure changes do not enhance our results. In addition, the continued and aggressive restructuring over time has reduced our personnel and resources to minimal levels where the margin of operational error is very low. To the extent we have made poor decisions about the cutting of certain resources, such loss of assets may contribute to an inability to effectively operate our company, properly serve customers or successfully achieve sales goals. Finally, a failure to meet our revenue forecasts despite such cost cutting measures, will leave us with insufficient resources to fund growth initiatives and accordingly our results and future financial condition will likely suffer.

Due to our limited operating history and the emerging market for our products and services, revenue and operating expenses are unpredictable and may fluctuate which may harm our operating results and financial condition

Due to the emerging nature of the multi-channel contact center market and other similar factors, our revenue and operating results may fluctuate from quarter to quarter. Our revenues in certain past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

* demand for our software and budget and spending decisions by information technology departments of our customers;

* seasonal trends in technology purchases;

* the announcement or introduction of new or enhanced products and services by us or by our competitors and other competitive pressure from new and existing market participants;

* our ability to attract and retain customers;

* litigation relating to our intellectual proprietary rights; and

* budget, purchasing and payment cycles, timing and revenue recognition of customer contracts and potential customer contracts.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

In response to declining revenues over the last two fiscal years we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $2.3 million in the nine months ended March 31, 2004 from $7.0 million in the nine months ended March 31, 2003.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenue levels remain stable and that customers continue to pay on a timely basis. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months but we may need to raise additional capital due to unforeseen or unanticipated market conditions. Such financing may be difficult or impossible to obtain on terms acceptable to us and will almost certainly dilute existing stockholders.

The conversion of our preferred shares and the exercise of the related warrants would result in a very significant number of additional shares being issued, which could result in a decline in the market price of our common stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase an aggregate of 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share. The Series A shares have a liquidation preference of $100,000 per share, or an aggregate liquidation preference of $88.5 million, which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis (the “Liquidation Value”). The Series A shares are convertible into common stock (including all amounts accreted from August 8, 2000) at a conversion price of $56.875 per share. At recent stock prices, such Liquidation Value preference would mean very substantial dilution to the holders of our common stock. By way of illustration, as of March 31, 2004 the Series A shares would be convertible into 2.0 million additional shares of common stock. We currently have only 3.7 million shares of common stock issued and outstanding.

To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a very significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock. If not sooner converted, on August 8, 2005 we must either, at our option, (i) redeem each outstanding share of Series A, at a redemption price equal to the Liquidation Value plus any declared but unpaid dividends or (ii) convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of the common stock on the 20 consecutive trading days immediately prior to the redemption date. We hope to renegotiate certain terms and conditions of the redemption of the preferred stock prior to August 8, 2005. Regardless of the timing or success of any such resolution, the result of any such conversion would nonetheless also cause significant dilution to the holders of the common stock. We can make no assurances as to when the renegotiation of certain terms of our Series A shares will occur, if at all.

Our preferred stock carries a substantial liquidation preference

In the event of our liquidation, dissolution or winding up, the holders of Series A shares would be entitled to receive, prior to distribution of any proceeds to holders of common stock, proceeds equal to the greater of (i) $88.5 million (plus increases in such liquidation preference at an annual rate of 6.75% from August 8, 2000) or (ii) the amount the holders of the Series A shares would have received had they converted their shares into common stock immediately prior to such liquidation, dissolution or winding up. If we enter into a transaction pursuant to which we sell or transfer all or substantially all of our assets or we enter into a merger with another company, then at the option of the holder of Series A shares, (A) each share of Series A may be converted into convertible equity securities of the entity acquiring us, or (B) each Series A share may convert into shares of common stock based on the Liquidation Value, calculated as of the later of (x) the closing date of such transaction or (y) August 8, 2003. In the event that we entered into a merger or sale in which the total value of the transaction would be less than the Liquidation Value, a buyer would unlikely be willing to assume the liquidation preferences and other obligations represented by the Series A shares. Consequently, based on our current capital structure, we anticipate that a transaction resulting in such a sale would result in substantially all of the proceeds of such transaction being distributed to the holders of Series A shares with little, if any, consideration, available to our common stock holders.

Our common stock has been delisted and thus the price and liquidity of our common stock has been affected and our ability to obtain future equity financing may be further impaired

In February 2004, we were delisted from the Nasdaq SmallCap Market due to noncompliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq SmallCap Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

In addition, as our common stock is not listed on a principal national exchange, we are subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. Our sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular the economic slowdown in North America and globally has caused and may continue to cause potential customers to delay or cancel major information technology purchasing decisions. In addition, general weakness in the global securities markets, recessionary corporate spending levels and the protracted slump in technology spending specifically, has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

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

We may experience a further decrease in market demand due to the slowed economy, which has also been further stymied by the concerns of terrorism, war and social and political instability in the regions in which we do business

Spending on technology solutions by corporations and government enterprises has been markedly slow to rebound and the industry continues to be mired in an economic slump. In addition, the terrorist attacks in the United States and Europe and turmoil and war in the Middle East, Asia and elsewhere has increased the uncertainty in the United States, the European Union and Asian economies and may further add to the prolonged decline in the United States business environment. The war on terrorism, along with the effects of a terrorist attack and other similar events, the war in Iraq, military activities in Afghanistan, and hostilities between India and Pakistan, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States and Europe, or as a result of the war in the Middle East and Asia, particularly India, we may experience further decreases in the demand for our products and services, which may harm our operating results.

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

Cost reduction initiatives may adversely affect the morale and performance of our personnel, which could affect our ability to retain high performers

To streamline operations and better align operating costs and expenses with revenue trends, we have restructured our organization several times in recent years. The result has been substantial reductions in our workforce over time and reductions in our employees’ salaries numerous times since the quarter ended December 31, 2001. Such reductions in workforce and salary levels may continue to affect employee morale, create concern among existing employees about job security, and contribute to distractions that drain productivity. These issues may also lead to attrition beyond our planned workforce reductions and reduce our ability to meet the needs of our current and future customers. In addition, many of the employees who were terminated may have possessed specific knowledge or expertise and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. In addition, the workforce reductions previously completed have increased our dependence on our remaining employees and senior management. Any attrition beyond our planned workforce reductions could reduce our ability to develop new products and services, provide acceptable levels of customer service and meet the needs of our current and future customers and harm our results of operations. In particular, increased levels of attrition in the Indian workforce on which we deeply rely for research and development and where we have moved significant resources in recent years would have significant effects on the company and its results of operations.

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

Our international operations involve various risks

We derived 47% of our revenues from international sales in the quarter ended March 31, 2004 compared to 55% in the quarter ended March 31, 2003. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

Any of these risks could have a significant impact on our product development, customer support or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

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

Our reserves may be insufficient to cover receivables we are unable to collect

We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline, our customers may experience financial difficulties and be unable to pay their bills. In the past, we have experienced collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. Although we have established reserves to cover losses due to delays or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

Pending litigation and infringement claims could be costly to defend and distract our management team

We may be involved in legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property or proprietary rights of third parties, employment claims and other commercial contract disputes. Third parties may also infringe or misappropriate our copyrights, trademarks and other proprietary rights for which we may be required to file suit to protect or mediate our rights. In the past we have had lawsuits brought or threatened against us in a variety of contexts including but not limited to claims related to issues associated with our initial public offering of common stock, breach of contract, and litigation associated with the termination of employees.

From time to time, parties have also asserted or threatened, and may continue to do so, infringement claims. Because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In particular, intellectual property litigation is expensive and time-consuming and could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

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

•	our capital structure, in particular the presence and terms of the preferred stock liquidation preferences and redemption rights;

•	the thinly traded nature of our stock on the OTC Bulletin Board;

•	concerns related to liquidity of our stock, financial condition or cash balances;

•	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;

•	announcements of technological innovations and/or the introduction of new services by us or our competitors;

•	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;

•	conditions and trends in the Internet and other technology industries; and

•	general market and economic conditions.

Furthermore, the stock market has in recent quarters experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies, particularly Internet companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to increase and decline.

In addition, in past periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company following such declines. To the extent our stock price precipitously drops in the future, we may become involved in this type of litigation. Litigation of this kind, or involving intellectual property rights, is often expensive and diverts management’s attention and resources, which could continue to harm our business and operating results.

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

The regulatory environment for and certain legal uncertainties in the operation of our business and our customer’s business could impair our growth or decrease demand for our services or increase our cost of doing business

Few laws currently apply directly to activity on the Internet and related services for businesses operating commercial online service. However new laws are frequently proposed and other laws made applicable to Internet communications every year both in the U.S. and internationally. In particular, in the operation of our business we face risks associated with privacy, confidentiality of user data and communications, consumer protection and pricing, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of ecommerce services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

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

The imposition of more stringent protections and/or new regulations and the application of existing laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services, or the loss of or decrease, in business, by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit was settled and resolved with no cash payments and the execution of a cross-licensing agreement between the parties.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. On December 23, 2003 we entered into a settlement agreement (see Notes to Condensed Consolidated Financial Statements, Note 10: Restructuring) with the Plaintiff to resolve the case. A Request for Dismissal was entered by the court on January 12, 2004 and the settlement was later approved.

On February 12, 2004, we filed suit against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages.

With the exception of these matters, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Reports on Form 8-K Exhibits and Reports on Form 8-K

(a)

	Exhibits No.	Description of Exhibits

	31.1	Rule 13a-15d(e)/15d-15(e) Certification of Chief Executive Officer.

	31.2	Rule 13a-15d(e)/15d-15(e) Certification of Chief Financial Officer.

	32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

	32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(b)	Reports on Form 8-K

We filed three reports on Form 8-K for the quarter ended March 31, 2004 as follows:

	Date	Item Reported on

	May 6, 2004	Press release filed announcing quarter ended May 6, 2004 results of operations and financial condition.

	March 25, 2004	Change in Registrant’s certified accountants effective as of March 31, 2004

	March 31, 2004	Completion of financing in which Registrant entered in to Note and Warrant Purchase Agreement with certain purchasers dated as of March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)