Form 10-Q/A
period 2003-12-31
EGAIN COMMUNICATIONS CORP
filed 2004-06-01
CIK 1066194

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

EXPLANATORY NOTE

Registrant hereby amends its Form 10-Q for the interim period ended December 31, 2003, to replace, in its entirety, the certifications previously provided as Exhibits 31.1 and 31.2. The revised Exhibits 31.1 and 31.2 are attached hereto.

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

Dated: June 1, 2004	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric Smit

Eric Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)