Form 10-K
period 2004-06-30
EGAIN COMMUNICATIONS CORP
filed 2004-09-28
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 0-30260

eGain Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware 77-0466366	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 E. Middlefield Road, Mountain View, California 94043	(650)230-7500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2003 (the last business day of registrants second quarter of fiscal 2004), was approximately $1,346,422. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 22, 2004, there were 3,695,739 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2004 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2004 FORM 10-K

eGAIN COMMUNICATION CORPORATION

PART I

ITEM 1.    BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, our equity structure and the significant risk of dilution, the adequacy of our capital resources and need for additional financing, our technological leadership and product development capabilities, the expansion of our strategic relationships and distribution capabilities and our corresponding ability to grow revenue, the competitive landscape of our industry, our continued net losses since inception, our limited operating history, liquidation preferences related to our preferred stock, continued lengthy and delayed sales cycles, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Additional Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%.

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

Industry Background

The Internet has fundamentally changed the manner in which businesses and customers interact. Today’s customers demand instant access to customer service and expect immediate responses to questions and issues.

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

To meet the demands of the modern customer, businesses need a comprehensive, functionally rich, yet deeply integrated customer service suite to serve customers across the phone, web, and email. eGain has designed its suite of software applications to meet this need.

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

We provide companies with the following benefits:

•	Develop and enhance profitable long term customer relationships. Whether a customer is asking a question, seeking a resolution to an issue or making a purchase, our solution allows companies to greatly enhance the interaction experience for customers. Companies can respond rapidly and effectively to large volumes of email, communicate over the Web in real-time with their customers, answer questions on the phone, track the history of individual customer interactions, fulfill service requests and allow customers to handle their own service needs at any time.

•	In addition to strengthening existing customer relationships, our products are designed to increase the likelihood that a web site visitor will become a customer. A visitor to a web site utilizing eGain solutions can interact with a customer service representative live over the web through chat, co-browsing and application sharing to inquire about a specific product or issue, thereby facilitating resolution of customer service issues and catalyzing the sales process.

•	Reduce operating costs and increase revenue. Our products enable companies to provide highly effective and efficient customer service while reducing operating costs. Our intelligent routing and auto-suggest/auto-response capabilities, tracking, workload and reporting features, and knowledge-guided service and contextual sales capabilities are designed to measurably enhance the productivity of a company’s customer service representatives while simultaneously generating revenue. From an online customer perspective, our robust self-service tools, logical integrated escalation paths and sophisticated artificial intelligence engine empower online customers to resolve business issues without human assistance, thereby reducing the demands on the customer service organization.

•	Reduce technology costs. Our products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprise data sources. By integrating with existing corporate systems, our platform allows companies to leverage prior investments, extending the useful lives of such systems and reducing the need for additional expenditures on enterprise applications, while transforming traditional phone-centric call centers into multi-channel contact centers.

•	Provide flexible deployment options. Our products are designed to allow companies to deploy our applications either in-house at their own facility via installed software or in a hosted environment operated and maintained by us. Customers using our hosted operations can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

The eGain Strategy

Our objective is to further enhance our position as a leading provider of customer service and contact center software. The key elements of our strategy include:

Enhance and Expand the Leading Integrated, Multi-Channel Customer Service Platform.    We believe we are one of the few companies that provide software to enable integrated communication across email, real-time web channels such as chat and co-browsing, and web self-service, in addition to the phone through seamless telephony integration. We have a strong track record of successfully extending our platform through internal development and acquisitions and continue to invest in research and development efforts. We believe we were the first company to expand channels of communication by integrating the email and real-time channels. We also believe we were the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, our solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise-wide solution.

Provide Demonstrable Return on Investment to Customers.    Especially in these challenging economic times when many companies are dramatically scaling back their investments in information technology, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment (“ROI”), in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from the purchase of our software applications. Among the ways in which our products are designed to provide this ROI are: increased revenues from enhanced customer loyalty, timely pre-sales help via live web collaboration, and contextual upselling/cross-selling in a service context; decreased headcount and associated costs, improved agent productivity in the call center and customer support areas; enabling new paradigms such as call center consolidation and off-shoring; providing customers with access to lower-cost service alternatives than traditional telephone support; and preserving and leveraging existing information technology investments using our easily-integrated products. Our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

Technology Leadership.    With the creation of our flagship product, eGain Email, we were the first company to introduce a 100% web-native solution to address the need for online customer interaction management. Since inception, we have designed our products from the ground up for easy browser access from anywhere at any time, and rapid, flexible deployment via in-house or hosted options. We intend to maintain our technology leadership by continuing to fine-tune our applications and user interfaces to a 100% web architecture for maximum performance, user adoption and productivity. We believe that our web-native architecture provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs than alternative products.

Flexible Delivery Options.    We believe that offering our solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ our hosted operations. They may also choose an in-house implementation managed remotely by our managed services program. Customers choosing to receive hosted access to our solutions can focus on other aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. We believe that we offer the highest level of deployment flexibility among enterprise-class customer service software vendors.

Expand Global Distribution Capabilities.    We intend to expand our global distribution capabilities through our direct sales efforts as well as strategic relationships. We maintain a sales presence in 19 countries including the United Kingdom, India and Japan. With the introduction of multi-lingual versions of our products (Asian and Western European language capabilities), we may attempt to further penetrate international markets. In addition to our direct sales and marketing efforts, we are engaged in a number of formal and informal strategic relationships with system integrators, consulting firms, technology partners and solution providers.

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

The individual applications in the suite are described below:

•	eGain Email is an industry-leading solution for processing inbound customer emails and providing mission-critical email customer service, incorporating hundreds of best-practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide eGain customers a next-generation email management platform for their enterprises. The first email management application designed as a true “application utility,” it can be implemented by corporate IT to deliver customer email management capability on-demand to multiple business units within the enterprise. Designed to process very high volumes of emails and webform requests, eGain Email allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. eGain Email is an integral part of the eGain Service 6 suite.

•	eGain Campaign is a high volume, outbound email management solution used for targeted service and retention marketing campaigns. eGain Campaign enables businesses to engage in one-to-one email-based customer interactions, leading to profitable, long-term relationships.

•	eGain KnowledgeAgent assists in providing high-quality customer service by empowering contact center agents with knowledge, making every agent as productive and capable as your best agent. It ensures fast, consistent, and accurate answers, requiring agents to simply enter queries as customers describe their problems over the phone. eGain KnowledgeAgent uses patented search technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. Experienced users can choose additional access models like a visual folder-based view of content to speed their search. Either way, in the course of a natural conversation with the customer, a service agent is served the right answer by eGain KnowledgeAgent. In addition, this solution, in conjunction with eGain Content Adapter™, allows an agent to access information stored in external systems. eGain KnowledgeAgent is an integral part of the eGain Service 6 suite.

•	eGain LiveWeb is an industry-leading solution for providing real-time web assistance. It incorporates hundreds of best-practices developed over years of serving innovative global enterprises, including proxy-based co-browsing, multi-chat interface, secure authentication, scalable load-balancing, and universal browser support. The first web collaboration application designed as a true “application utility,” eGain LiveWeb can be implemented by corporate IT to deliver on-demand live web assistance to multiple business units within an enterprise. Designed to process very high volumes of service requests, eGain LiveWeb allows you to deliver consistent, high-quality service. eGain LiveWeb is an integral part of the eGain Service 6 suite.

•	eGain Self-Service is a comprehensive solution that supports the broadest set of self-service access options—FAQs, browse, search, guided help, virtual agent technology and case tracking. Shaped by our experience with hundreds of enterprise customers and innovative organizations, eGain Self-Service offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain SMP™. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. eGain Self-Service is an integral part of the eGain Service 6 suite.

•	eGain WorkDesk offers a unique solution designed for end-to-end handling of customer service requests that includes service fulfillment in a multi-channel contact center. eGain WorkDesk enables customer service agents to track and manage their daily work including customer cases, phone activity, follow-up tasks and reminders.

•	eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, Call Center Telephony (CTI) solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. eGain Adapters are of three kinds: eGain Data Adapter, eGain CTI Adapter, and eGain Content Adapter.

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

•	Consulting Services. Our consulting services group offers rapid implementation services, custom solution development and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs and implement integrated solutions. We provide these services independently or in partnership with systems integrators who have developed consulting expertise on our platform.

•	Hosted Services. Our hosted services group provides 24x7 application management, monitoring and response services. We also provide database services to maintain and enhance the performance, availability and reliability of production systems as well as network security services.

•	Support Services. We offer a comprehensive collection of support services designed to respond to inquiries rapidly. Our technical support services are available to customers worldwide under maintenance agreements.

•	Education Services. Our educational services group provides a comprehensive set of basic and customized training programs to our customers and partners. Training programs are offered either online, in-person at the customer site, or at one of our worldwide training centers.

As of fiscal year ended June 30, 2004, we had approximately 78 professionals providing worldwide services for systems installation, solutions development, application management, and education and support.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. We target our sales efforts at Global 2000 companies. Our North American direct sales personnel are based at our corporate headquarters in Mountain View, California, with field sales presence throughout the United States and Canada. Internationally, we have field offices in Ireland, Italy, India, Japan, and the United Kingdom.

The direct sales force is organized into teams that include both sales representatives and sales consultants. Our direct sales force is complemented by telemarketing representatives.

We further complement our direct sales force with a series of reseller and sales alliances. Through these alliances, we are able to leverage additional sales, marketing and deployment capabilities.

Marketing and Partner Strategy

Our marketing strategy is to build market awareness as a leading provider of customer service and contact center software that enables Global 2000 companies to transform traditional call centers into multi-channel contact centers that generate profits and value for the entire enterprise. Our marketing also focuses on generating qualified leads for the sales force.

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

As of fiscal year ended June 30, 2004, there were approximately 44 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors. No customer accounted for 10% or more of total revenue in the fiscal year just ended. The following is a representative list of companies that have entered into license agreements for one or more of our products:

Telecommunications

AT&T

Charter Communication

Verizon

Virgin Mobile

Vodafone Group

Zone Telecommunication

Outsourced Services

Harte-Hanks

Software Spectrum

Spherion

Media

Emirates Airlines

Inphonic

News Interactive

Novartis Pharmaceuticals

Snapfish

Retail Crate and Barrel Gymboree HMV Timberland Financial Services ABN AMRO Bank ANZ Banking Group Barclays Bank Charles Schwab Freddie Mac GE Capital HSBC Bank Janus Quick and Reilly Paymentech	Technology Epson Hewlett-Packard IBM Manufacturing GE Appliances Lockheed Martin

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., Firepond, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

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

As of fiscal year ended June 30, 2004, there were approximately 66 employees engaged in worldwide product development activities.

Intellectual Property

We regard our copyrights, service marks, trademarks and similar intellectual property as critical to our success. We rely on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business. We own four patents in the field of case-based reasoning, and have patents pending on various other aspects of our technology.

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

Employees

As of fiscal year ended June 30, 2004, we had 223 full-time employees, of which 66 were in product development, 81 in services and support, 44 in sales and marketing, and 32 in finance and administration.

None of our employees are covered by collective bargaining agreements. While we believe our relations with employees are good, our future performance depends largely upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are bound by employment agreements requiring service for a defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business.

We may not be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially and adversely affect our business, results of operations and financial condition. Our future success will likely depend largely on our ability to attract and retain experienced sales, technical, marketing and management personnel.

ITEM 2.    PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Mountain View, California	Corporate Headquarters	16,000	2011
Pune, India	Corporate Offices	21,000	2007
Slough, England	European Headquarters	7,000	2008

We believe our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit was settled and resolved in April, 2004 with no cash payments and the execution of a cross-licensing agreement between the parties.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. On December 23, 2003 we entered into a settlement agreement with the plaintiff to resolve the case (see Notes to Condensed Consolidated Financial Statements, Note 13: Litigation). A Request for Dismissal was entered by the court on January 12, 2004 and the settlement was later approved.

On February 12, 2004, we filed suit against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages.

From time to time we are party to routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

(a)  Market Information

In Fiscal Year 2003, our common stock began trading on the Nasdaq SmallCap Market giving effect to a one-for-ten reverse stock split on August 20, 2003. In February 2004 eGain’s Common Stock began trading on the OTC Bulletin Board under the symbol “EGAN.OB”. The following table sets forth, for the periods indicated, high and low sale prices for eGain’s Common Stock as reported by the Nasdaq SmallCap Market or the OTC Bulletin Board. The figures below are on a post-reverse stock split basis.

	High	Low
Year Ended June 30, 2004
First Quarter	$6.40	$2.62
Second Quarter	4.39	1.75
Third Quarter	4.60	1.65
Fourth Quarter	2.10	1.03

Year Ended June 30, 2003
First Quarter	$4.90	$1.20
Second Quarter	3.80	1.00
Third Quarter	2.50	1.70
Fourth Quarter	7.20	1.80

(b)  Holders

As of September 22, 2004, there were approximately 380 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 9,100 beneficial stockholders of our common stock as of September 22, 2004.

(c)  Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	Column a		Column b	Column c
Equity compensation plans approved by security holders	344,733	(1)	$16.67	286,278
Equity compensation plans not approved by security holders	117,786	(2)	$24.11	80,903

Total	462,519		$18.57	367,181

(1)	Includes the aggregate number of securities to be issued upon exercise of options assumed in connection with our acquisition of several companies (10,349 with a weighted average exercise price of $57.86). There are no remaining options available for future issuance under these plans.

(2)	Includes the aggregate number of securities to be issued upon exercise of outstanding options assumed in connection with our acquisition of several companies (73 with a weighted average exercise price of $40.75). There are no remaining options available for future issuance under this plan.

(e)  Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

(1) Notes and Warrants issued in March 2004

(2) Notes and Warrants issued in October 2003

(3) Notes and Warrants issued in December 2002

The proceeds from such issuances were used by eGain for general working capital purposes.

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

	Fiscal Years Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share information)
Revenue:
License	$4,058	$6,095	$10,015	$24,285	$5,053
Support and Services	15,545	15,989	20,414	29,152	8,309

Total revenue	19,603	22,084	30,429	53,437	13,362
Cost of license	1,646	1,772	858	782	—
Cost of support and services	6,462	8,738	16,003	28,620	14,550
Cost of revenue—acquisition related	—	827	1,448	1,448	103

Gross profit (loss)	11,495	10,747	12,120	22,587	(1,291)
Operating costs and expenses:
Research and development	2,942	5,869	11,395	22,877	11,752
Sales and marketing	8,284	9,598	25,147	46,995	27,893
General and administrative	3,447	4,816	8,940	16,389	7,211
Impairment of long-lived assets	—	—	36,779	—	—
Amortization of goodwill	—	—	33,212	34,964	10,881
Amortization of intangible assets	1,203	1,307	1,852	1,852	64
Amortization of deferred compensation	—	157	961	3,291	10,553
Restructuring and other	23	620	8,964	1,443	71

Total operating costs and expenses	15,899	22,367	127,250	127,811	68,425

Loss from operations	(4,404)	(11,620)	(115,130)	(105,224)	(69,716)
Interest income	16	76	601	3,417	2,047
Interest expense and other income (expense)	(506)	68	(1,291)	(845)	(762)

Net loss	(4,894)	(11,476)	(115,820)	(102,652)	(68,431)
Dividends on convertible preferred stock	(7,384)	(6,890)	(6,447)	(5,433)	—
Beneficial conversion feature on convertible preferred stock	—	—	(43,834)	(19,335)	—

Net loss applicable to common stockholders	$(12,278)	$(18,366)	$(166,101)	$(127,420)	$(68,431)

Per share information:
Basic and diluted net loss per common share	$(3.33)	$(5.01)	$(45.85)	$(36.24)	$(29.19)

Shares used in computing basic and diluted net loss per common share	3,688	3,664	3,623	3,516	2,344

	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,181	$4,407	$9,892	$42,613	$30,192
Working capital	2,009	(172)	2,281	37,758	11,909
Total assets	15,161	19,038	35,544	158,151	175,900
Long-term debt	6,607	1,974	831	1,720	1,072

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, our equity structure and the significant risk of dilution, the adequacy of our capital resources and need for additional financing, our technological leadership and product development capabilities, the expansion of our strategic relationships and distribution capabilities and our corresponding ability to grow revenue, the competitive landscape of our industry, our continued net losses since inception, our limited operating history, liquidation preferences related to our preferred stock, continued lengthy and delayed sales cycles, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Additional Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We were founded in September 1997. Since inception, we have incurred substantial costs developing our proprietary technological solutions, recruiting and compensating personnel, and purchasing operating assets. As a result of these efforts, and the decline in technology spending by our customers in recent years we have incurred significant losses and had an accumulated deficit of $315.5 million as of June 30, 2004, which includes approximately $80.3 million related to goodwill charges.

In response to our revenues declining over the last three years we have repeatedly taken actions to reduce expense rates. As a result of these actions our net loss from operations decreased to $4.4 million in fiscal year 2004 from $11.6 million in fiscal year 2003 and $115.1 million in fiscal year 2002. In addition, net cash used in operating activities decreased to $2.3 million in fiscal 2004 compared to $5.9 million in fiscal year 2003 and $27.5 million in fiscal year 2002. With this progress on expense reduction and securing $4.5 million in long-term debt financing in fiscal 2004, our cash and cash equivalents increased to $5.2 million on June 30, 2004 from $4.4 million on June 30, 2003. As of June 30, 2004, we had working capital of $2.0 million, compared to a working capital deficit of $172,000 at June 30, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. We intend to continue to make investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We have not achieved profitability on a quarterly or annual basis. In view of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

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

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2004 and found no impairment.

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

Restructuring

We have taken restructuring charges related to excess facilities and have established reserves of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that we have abandoned. These reserves are based upon our estimate of triggering events, such as the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the restructuring charge will be made in future periods, if necessary, should different conditions prevail from those anticipated in our original estimate.

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

	Fiscal Year
	2004	2003	2002
Revenue:
License	21%	28%	33%
Support and Services	79%	72%	67%

Total revenue	100%	100%	100%
Cost of license	8%	8%	3%
Cost of support	33%	39%	52%
Cost of revenue—acquisition related	—	4%	5%

Gross profit (loss)	59%	49%	40%
Research and development	15%	27%	37%
Sales and marketing	42%	43%	83%
General and administrative	18%	22%	29%
Impairment of long-lived assets	—	—	121%
Amortization of goodwill and other intangible assets	6%	6%	115%
Amortization of deferred compensation	—	1%	3%
Restructuring and other	—%	3%	30%

Total operating costs and expenses	81%	102%	418%

Loss from operations	(22)%	(53)%	(378)%

Revenue

Overall revenue, which consists of license revenue and support and services revenue, was $19.6 million, $22.1 million and $30.4 million in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, overall revenue decreased 11%, or $2.5 million compared to fiscal year 2003. Overall revenue was relatively flat quarter over quarter throughout fiscal year 2004 so the relative decrease was attributable to the steep revenue decline in the first quarter of fiscal year 2004 where overall revenue decreased by 15% compared to the last quarter of fiscal year 2003. For fiscal year 2003, overall revenue decreased 27%, or $8.3 million compared to fiscal year 2002. The reduction in overall revenue over the last two fiscal years was primarily due to the continuing weak economic environment, and in particular spending in technology, and its adverse impact on sales of enterprise software. The weakness was particularly pronounced in the North American market in fiscal 2003 as both existing and prospective customers postponed purchases or made smaller purchases than in previous years, but stabilized in fiscal 2004. Revenue from North America declined $1.0 million or 9% in fiscal year 2004 compared to fiscal year 2003 and declined $6.2 million, or 36% in fiscal year 2003 compared to fiscal year 2002.

License revenue was $4.1 million, $6.1 million and $10.0 million in fiscal years 2004, 2003 and 2002, respectively. This represents a decreased 33%, or $2.0 million in fiscal year 2004 compared to fiscal year 2003 and a decrease of 39%, or $3.9 million in fiscal year 2003 compared to fiscal year 2002. The decreases over the last two fiscal years were primarily due to the slowing global economy that resulted in a decline in customer orders as well as lengthened sales cycles worldwide as well as a shift by new customers to select the hosted option versus a license purchase of our software.

Support and Services revenue was $15.5 million, $16.0 million and $20.4 million in fiscal years 2004, 2003 and 2002, respectively. This represents a decrease of 3%, or $444,000 in fiscal year 2004 compared to fiscal year 2003 and a decrease of 22%, or $4.4 million in fiscal year 2003 compared to fiscal year 2002. The decreases over the last two fiscal years were primarily due to the reduction in license revenue that resulted in a decline in new maintenance contracts, customer implementations and system integration projects. In fiscal 2004 support and services revenue reached its lowest point of $3.8 million in the first quarter but increased quarter over quarter during the year to $4.0 million in the fourth quarter. This was primarily due to a reduction in support and hosting cancellations and an increase in the number of new hosting customers during the year. Hosting revenue was $3.1 million, $3.7 million and $5.6 million in fiscal years 2004, 2003 and 2002, respectively. Even though hosting revenues declined year-over-year from fiscal 2003 to fiscal 2004, we did see the reversal of this trend due to the increased number of new customers signing up for hosting in fiscal 2004. Hosting revenues increased by approximately 20% in the second half of fiscal 2004 when compared to the first half of fiscal 2004.

In fiscal 2004, 2003 and 2002, no single customer accounted for more than 10% of total revenue.

Cost of License

Cost of license primarily includes the amortization of prepaid third-party software royalties and delivery costs for shipments to customers. Cost of license decreased 7%, or $126,000 in fiscal year 2004 compared to fiscal year 2003. Cost of license increased 107%, or $914,000 in fiscal year 2003 compared to fiscal year 2002. The decrease in fiscal year 2004 was primarily due to the extension of one royalty agreement with a third-party vendor that resulted in a reduction of $172,000 in the amortization of prepaid royalties. We expect cost of license to continue to decline in future periods with the expiration or renewal of other third party royalty agreements.

Cost of Support and Services

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Cost of support and services was

$6.5 million, $8.7 million and $16.0 million in fiscal years 2004, 2003 and 2002, respectively. The significant decrease in fiscal years 2003 and 2004 was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. We do not anticipate a significant increase or decrease in cost of support and services in fiscal year 2005.

Cost of Revenue—Acquisition Related

Cost of revenue—acquisition related costs was $0, $827,000 and $1.4 million in fiscal year 2004, 2003 and 2002, respectively. The decrease was primarily due to a discontinuance of the amortization of acquired workforce intangibles that was reclassified to goodwill as of July 1, 2002 in accordance with SFAS 142. These amounts consisted of amortization of developed technology resulting from our business combinations in fiscal year 2000. The acquired developed technology intangibles were fully amortized in the quarter ended March 31, 2003.

Research and Development

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $2.9 million, $5.9 million and $11.4 million in fiscal years 2004, 2003 and 2002, respectively. The decreases in fiscal year 2003 and 2004 were primarily due to a decline in outside contractor services and the migration of development resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. We do not anticipate a significant increase or decrease in research and development expenses in fiscal year 2005.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $8.3 million, $9.6 million and $25.1 million in fiscal year 2004, 2003 and 2002, respectively. The decreases in fiscal year 2003 and 2004 were primarily due to a decline in headcount through planned workforce reductions to reflect a tough market and internal reorganization and a decrease in spending on advertising and marketing programs. The reduced sales-related expenses in fiscal year 2003 and 2004 included personnel costs, commission and travel expenses. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities. We do not anticipate a significant increase or decrease in sales and marketing expenses in fiscal 2005.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $3.4 million, $4.8 million and $8.9 million in fiscal year 2004, 2003 and 2002, respectively. The decreases in fiscal 2003 and 2004 were primarily due to a decline in headcount through increased efficiencies, migration of certain accounting and human resource functions to India, the reduction in professional services fees related to the change in accounting firm, reduced depreciation expense due to assets being fully depreciated, the discontinuance of certain software maintenance contracts and a significant decrease in bad debt expense. The bad debt expense was $21,000, $(103,000) and $1.8 million in fiscal 2004, 2003 and 2002, respectively. The decrease was due to the improvement in our collection efforts, the quality of customer base and an overall reduction in accounts receivables. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities. We do not anticipate a significant increase or decrease in general and administrative expenses in fiscal 2005.

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

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFA No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets estimated useful life, which ranges from three to four years. The amortizable intangibles were fully amortized in fiscal year 2004 and remaining intangibles are for goodwill only.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review with the assistance of a third party valuation firm as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review with the assistance of a third party valuation firm as of April 1, 2004 and April 1, 2003 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2004 and 2003, we did not have any such losses.

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

Valuation and Amortization of Stock-Based Compensation

Stock-based compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Stock-based compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, we record compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recorded amortization of stock-based compensation of $0, $157,000 and $1.0 million in fiscal years 2004, 2003 and 2002, respectively.

Restructuring and Other Expense

Net restructuring expense was $186,000, $620,000 and $9.0 million in fiscal years 2004, 2003 and 2002, respectively. Other income was $163,000 in fiscal year 2004 and related to the gain on disposal of fixed assets. There was no other expense recorded in fiscal years 2003 and 2002.

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically this included establishing restructuring plans in fiscal years 2001, 2002, 2003 and 2004.

Fiscal 2004 plan

In fiscal year 2004, the total restructuring charge relating to the Fiscal 2004 Plan was $80,000. This charge related to workforce reductions in Europe and was completed and paid in full in fiscal 2004.

In addition, during fiscal 2004 we made provisional adjustments to both Fiscal 2003 and Fiscal 2002 Plans as follows:

•	The adjustment to the Fiscal 2003 Plan was primarily due to the reversal of the remaining accrual of $74,000 relating to one of our facilities in Sunnyvale, California that we exited in fiscal 2004, $27,000 associated with the closure of our French office, and $14,000 in legal fees related to a lease settlement.

•	The adjustments to the Fiscal 2002 Plan of $139,000, primarily consisted of:

•	$79,000 increase for one of our facilities in Andover, Massachusetts due to a decrease in the sublease income previously estimated,

•	$14,000 increase due to the write-off of leasehold improvement relating to the termination of a lease agreement for one of our excess facilities in Novato, California.

•	$46,000 increase to the restructuring accrual for a settlement agreement to terminate a lease agreement for one of our excess facilities in Novato, California.

The total payments in fiscal year 2004 of $1.2 million consisted of $80,000, $336,000, $725,000 and $92,000 of expenses accrued in Fiscal 2004, 2003, 2002 and 2001 Plans, respectively.

Fiscal 2003 Plan

In fiscal year 2003, the total restructuring charge relating to the Fiscal 2003 Plan was $2.3 million. The $2.3 million expense included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring. Both the employee severance and professional charges have been paid in full in fiscal year 2003. We expect to pay the remaining balance of restructuring accrual related to excess facilities by the end of fiscal year 2006.

In addition, during fiscal 2003 we made a provisional adjustment to the Fiscal 2002 Plan by reversing $1.7 million, previously recorded as a restructuring expense in fiscal 2002. The reversal related to the early termination of a facility lease agreement in Sunnyvale, California.

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million for employee severance payments, professional services and miscellaneous charges related to the restructuring and $613,000 for excess worldwide facilities recorded in fiscal year 2003.

Fiscal 2002 Plan

In fiscal year 2002, the total restructuring charge relating to the Fiscal 2002 Plan was $9.0 million. These charges included $6.4 million for the consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce of 190 employees across all departments. Both of the employee severance and professional charges have been paid in full in fiscal year 2002.

Total payments of $4.0 million in fiscal year 2002 consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement and $1.2 million in employee severance, professional services and miscellaneous charges accrued in the same fiscal year. Of the total payments, $88,000 was applied to the excess facilities accrued in the Fiscal 2001 Plan.

At the end of fiscal year 2004, the remaining accrual for the Fiscal 2002 Plan includes estimated contingent payments related to two lease settlements for excess facilities that were originally included in the Fiscal 2002 Plan. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. At the end of fiscal year 2004, we estimated the combined value of these two contingent payments to be $1.2 million.

Fiscal 2001 Plan

In fiscal year 2001, the total restructuring charge relating to the Fiscal 2001 Plan was $1.4 million. These charges primarily related to a reduction in our worldwide workforce of 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Total payments of $1.2 million were made in fiscal year 2001. This plan was completed and paid in full as of June 30, 2004.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2004, 2003, 2002 and 2001 (in thousands):

	Fiscal 2004 plan			Fiscal 2003 plan			Fiscal 2002 plan			Fiscal 2001 plan			Total
	Facilities related	Severance	Other	Facilities related	Severance	Other	Facilities related	Severance	Other	Facilities related	Severance	Other
Restructuring provision in fiscal 2001:
Excess facilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$263	$—	$—	$263
Employee severance	—	—	—	—	—	—	—	—	—	—	917	—	917
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	—	263	263

Total charges in fiscal 2001	—	—	—	—	—	—	—	—	—	263	917	263	1,443
Cash paid	—	—	—	—	—	—	—	—	—	(43)	(917)	(263)	(1,223)

Balance as of June 30, 2001	—	—	—	—	—	—	—	—	—	220	—	—	220
Restructuring provision in fiscal 2002:
Excess facilities	—	—	—	—	—	—	6,412	—	—	—	—	—	6,412
Leasehold improvement write-offs	—	—	—	—	—	—	1,315	—	—	—	—	—	1,315
Employee severance	—	—	—	—	—	—	—	1,222	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	15	—	—	—	15

Total charges in fiscal 2002	—	—	—	—	—	—	7,727	1,222	15	—	—	—	8,964
Cash paid	—	—	—	—	—	—	(1,449)	(1,222)	(15)	(88)	—	—	(2,774)
Non-cash paid	—	—	—	—	—	—	(1,315)	—	—	—	—	—	(1,315)

Balance as of June 30, 2002	—	—	—	—	—	—	4,963	—	—	132	—	—	5,095
Restructuring provision in fiscal 2003:
Excess facilities	—	—	—	997	—	—	—	—	—	—	—	—	997
Employee severance	—	—	—	—	1,222	—	—	—	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	—	61	—	—	—	—	—	—	61
Provision adjustment	—	—	—	—	—	—	(1,660)	—	—	—	—	—	(1,660)

Total charges in fiscal 2003	—	—	—	997	1,222	61	(1,660)	—	—	—	—	—	620
Cash paid	—	—	—	(613)	(1,222)	(61)	(1,382)	—	—	(40)	—	—	(3,318)

Balance as of June 30, 2003	—	—	—	384	—	—	1,921	—	—	92	—	—	2,397
Restructuring provision in fiscal 2004:
Excess facilities	—	—	—	—	—	—	—	—	—	—	—	—	—
Employee severance	—	80	—	—	—	—	—	—	—	—	—	—	80
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	—	—	0
Provision adjustment	—	—	—	(74)	—	41	139	—	—	—	—	—	106

Total charges in fiscal 2004	—	80	—	(74)	—	41	139	—	—	—	—	—	186
Cash paid	—	(80)	—	(295)	—	(41)	(711)	—	—	(92)	—	—	(1,219)
Non-cash paid	—	—	—	—	—	—	(14)	—	—	—	—	—	(14)

Balance as of June 30, 2004	$—	$—	$—	$15	$—	$—	$1,335	$—	$—	$—	$—	$—	$1,350

Loss from Operations

Loss from operations decreased to $4.4 million in fiscal year 2004 from $11.6 million in fiscal year 2003 and $115.1 million in fiscal year 2002. The decreases were primarily due to our actions in reducing our operating expenses which included worldwide planned reduction in workforce, closure of international offices and consolidation of excess facilities in North America, as well as the impact of no longer amortizing goodwill in fiscal 2003 and 2004.

Interest Income

Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income decreased 79%, or $60,000 in fiscal 2004 compared to 2003. Interest income decreased 87%, or $525,000 in fiscal 2003 compared to fiscal 2002. The significant decrease in fiscal 2004 and 2003 was primarily due to a decline in our average cash balance.

Interest Expense and Other Income (Expense)

Interest expense increased to $612,000 in fiscal 2004 from $359,000 in fiscal 2003. Interest expense decreased by $92,000 in fiscal 2003 from $451,000 in fiscal 2002. The increase in fiscal 2004 was primarily due to the interest of $489,000 from borrowings from related party notes payable and $72,000 related to discount on warrants compared to the decrease in fiscal 2003 related to the decrease in interest rates and reduced bank borrowing.

Other income was $106,000 in fiscal 2004 compared to other income of $427,000 in fiscal 2003 and other expenses of $840,000 in fiscal 2002. The other income in fiscal 2004 consisted of the benefits of $340,000 from the reversal of an outstanding liability related to an internal use license agreement, $48,000 from the reduction of the buyout amount for one of our capital equipment leases and partially offset by tax expense. The decrease in other expenses in fiscal 2003 was principally due to a gain related to a real estate settlement, reduction in tax expenses and a decrease in the loss on disposal of assets.

Related Party Transactions

During fiscal year 2003, we entered into a note and warrant purchase agreement, discussed further in this section under the heading “Liquidity and Capital Resources,” with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy loaned to us $2.0 million in fiscal year 2003 and $2.0 million in fiscal year 2004, evidenced by two subordinated secured promissory notes and received warrants to purchase 365,509 shares of our common stock in connection with such loans.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan as further discussed under the heading “Liquidity and Capital Resources”.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We have completed our review of the requirements of FIN 46. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

Liquidity and Capital Resources

In response to our revenues declining over the last three years we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $2.3 million in fiscal 2004 from $5.9 million in 2003 and $27.5 million in 2002. With this progress on expense reduction and securing $4.5 million in long-term debt during fiscal year 2004, our cash and cash equivalents increased to $5.2 million on June 30, 2004 from $4.4 million on June 30, 2003.

As of June 30, 2004, we have working capital of $2.0 million, compared to a working capital deficit of $172,000 at June 30, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%.

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%.

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

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During fiscal years 2002 and 2003, the accretion on the convertible preferred shares totaled $6.5 million and $6.9 million, respectively. At fiscal year end 2004, the accretion equaled $7.4 million. See also Financing Transaction below or Note 10 to Consolidated Financial Statements.

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”) (see Note 6 to Consolidated Financial Statements), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. In addition, when entering into the AR Facility, we also combined the existing term loan and equipment loan with SVB into one term loan facility in the amount of $2.6 million. This new term loan was secured by establishing a restricted certificate of deposit and was reduced by scheduled amortization payments until the term loan was paid in full on February 27, 2004. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of 7% per annum or prime plus 3% or, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility through June 30, 2004. On June 25, 2004, we entered into a modification agreement that extended the term of the agreement for an additional 3 months. In September 2004, we expect to enter into a new line of credit agreement with SVB, or extend the term of the AR Facility. At fiscal year end 2004, the outstanding balance under the AR Facility was $506,000, collateralized by $632,000 of receivables.

At fiscal year end 2004, cash and cash equivalents were $5.2 million, an increase of $774,000 since fiscal year end 2003. Working capital at fiscal year end 2004 was $2.0 million representing an increase of $2.1 million since fiscal year end 2003.

Net cash used in operating activities was $2.3 million, $5.9 million and $27.5 million in fiscal years 2004, 2003 and 2002, respectively. Cash used in operating activities was primarily the result of our net loss, partially offset by non-cash charges.

Net cash used in investing activities was $178,000 in fiscal year 2004 compared to $270,000 provided by investing activities in the fiscal year 2003 and $2.0 million used in investing activities in fiscal years 2002. Cash used in investing activities in both fiscal years 2004 and 2002 were primarily due to the purchases of equipment, while net cash provided by investing activities in fiscal year 2003 consisted of sale of property and equipment.

Net cash provided by financing activities was $3.3 million and $375,000 in fiscal 2004 and 2003, respectively. Cash provided from financing activities was primarily due to the proceeds from the related party notes, bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings and capital leases, accrued interest and amortization of discount on related party notes. The $3.4 million spending in fiscal year 2002 was primarily due to the payment on bank borrowings.

The following table summarizes eGain’s contractual obligations excluding interest payments as of June 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Capital leases	$9	$—	$—	$—	$—	$—	$9
Operating leases	657	560	574	437	171	343	2,742
Bank borrowings	506	—	—	—	—	—	506
Related party notes payable	—	—	—	2,000	4,500	—	6,500

Total	1,172	560	574	2,437	4,671	343	9,757

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

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2004. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	June. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(in thousands)
Consolidated Statements of Operations Data:

Revenue:
License	$743	$1,271	$1,254	$790	$1,476	$983	$1,819	$1,817
Support and Services	3,977	3,949	3,836	3,783	3,891	4,240	4,004	3,854

Total revenue	4,720	5,220	5,090	4,573	5,367	5,223	5,823	5,671
Cost of license	365	383	447	451	443	443	443	443
Cost of support and services	1,541	1,686	1,726	1,509	1,666	1,929	2,170	2,973
Cost of revenue—acquisition related	—	—	—	—	—	227	300	300

Gross profit (loss)	2,814	3,151	2,917	2,613	3,258	2,624	2,910	1,955

Operating costs and expenses:
Research and development	619	598	660	1,065	1,174	1,381	1,381	1,933
Sales and marketing	1,981	2,167	2,011	2,125	2,060	1,840	2,224	3,474
General and administrative	777	822	939	909	1,146	1,007	1,213	1,450
Amortization of other intangible assets	289	302	306	306	306	327	337	337
Amortization of deferred compensation	—	—	—	—	21	31	39	66
Restructuring and other	(135)	(4)	35	127	346	512	(1,285)	1,047

Total operating costs and expenses	3,531	3,885	3,951	4,532	5,053	5,098	3,909	8,307

Loss from operations	(717)	(734)	(1,034)	(1,919)	(1,795)	(2,474)	(999)	(6,352)
Non-operating income (expense), net	(263)	(218)	144	(153)	(61)	9	262	(66)

Net loss	(980)	(952)	(890)	(2,072)	(1,856)	(2,465)	(737)	(6,418)
Dividends on convertible preferred stock	(1,867)	(1,867)	(1,825)	(1,825)	(1,747)	(1,727)	(1,708)	(1,708)

Net loss applicable to common stockholders	$(2,847)	$(2,819)	$(2,715)	$(3,897)	$(3,603)	$(4,192)	$(2,445)	$(8,126)

Per share information:
Basic and diluted net loss per common share	$(0.77)	$(0.76)	$(0.74)	$(1.06)	$(0.98)	$(1.14)	$(0.67)	$(2.22)

Shares used in computing basic and diluted net loss per common share	3,695	3,692	3,688	3,676	3,666	3,664	3,663	3,660

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and expect continuing losses and may never achieve profitability

We incurred a net loss of $4.9 million for the year ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $315.5 million. We do not know when or if we will become profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do not become profitable within the timeframe expected by financial analysts or investors, the market price of our common stock may further decline. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

If we fail to expand and improve our sales and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition.

Expansion and growth of our business is dependent on our ability to develop a productive North American sales force. Moreover, many of our competitors have sizeable sales forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, failure to develop our sales force and/or failure of our sales and marketing investments to translate into increased sales volume and enhanced customer relationships may hamper our efforts to achieve profitability. This may impede our efforts to ameliorate operations in other areas of the company and may result in further decline of our common stock price.

Due to the complexity of our eService platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. Because, in the past, we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organization may not be able to successfully compete with those of our competitors.

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., Epiphany, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Primus Knowledge Solutions, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP, Inc. and similar companies who may attempt to sell customer service software to their installed base.

We believe competition will continue to be fierce and increase as current competitors enhance the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. More established and better-financed, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services.

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

We face a variety of risks stemming from strategic and operational decisions we have made in recent quarters

In recent quarters we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and the operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on our financial condition and future results of operations. We have significantly cut the cost structure through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work force overall by 45% since fiscal year ended 2002. In addition, in excess of 50% of all employees and the majority of all software development is now done in India with an Indian workforce. As a result, our cash position, although sustainable to fund operations in the short term, leaves little room for error in the forecasting and achievement of revenue goals.

While we have achieved significant cost savings through such measures, we will be unable to quickly reverse the course of such actions and the initial costs associated with such restructuring may be lost if the infrastructure changes do not enhance our results. In addition, the continued and aggressive restructuring over time has reduced our personnel and resources to minimal levels where the margin of operational error is very low. To the extent we have made poor decisions about the cutting of certain resources, such loss of assets may contribute to an inability to effectively operate our company, properly serve customers or successfully achieve sales goals. Finally, a failure to meet our revenue forecasts despite such cost-cutting measures, will leave us with insufficient resources to fund growth initiatives and, accordingly, our results and future financial condition will likely suffer.

Due to our limited operating history and the emerging market for our products and services, revenue and operating expenses are unpredictable and may fluctuate, which may harm our operating results and financial condition

Due to the emerging nature of the multi-channel contact center market and other similar factors, our revenue and operating results may fluctuate from quarter to quarter. Our revenues in certain past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;

•	seasonal trends in technology purchases;

•	the announcement or introduction of new or enhanced products and services by us or by our competitors and other competitive pressure from new and existing market participants;

•	our ability to attract and retain customers;

•	litigation relating to our intellectual proprietary rights; and

•	budget, purchasing and payment cycles, timing and revenue recognition of customer contracts and potential customer contracts.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

In response to declining revenues we have repeatedly taken actions to reduce expense rates. As a result of these actions net cash used in operations decreased to $2.3 million in fiscal 2004 from $5.9 million in 2003 and $27.5 million in 2002. With this progress on expense reduction and securing $4.5 million in long term debt during fiscal year 2004, our cash and cash equivalents increased to $5.2 million on June 30, 2004 from $4.4 million on June 30, 2003.

As of June 30, 2004, we have working capital of $2.0 million, compared to a working capital deficit of $172,000 at June 30, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2004 and that customers continue to pay on a timely basis, and we may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

To the extent the preferred shares are converted into common stock (including all amounts accreted from August 8, 2000), a very significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock. If not sooner converted, on August 8, 2005 we must either, at our option, (i) redeem each outstanding share of Series A, at a redemption price equal to the Liquidation Value plus any declared but unpaid dividends or (ii) convert the Series A shares into common stock at a price per share equal to 95% of the average closing bid price per share of the common stock on the 20 consecutive trading days immediately prior to the redemption date. At recent stock prices, such conversion would mean very substantial dilution to the holders of our common stock. By way of illustration, based upon 95% of the average closing bid price per share of the common stock for the 20 consecutive trading days immediately prior to June 30, 2004 the Series A shares would be convertible into 90.2 million additional shares of common stock. We currently have only 3.7 million shares of common stock issued and outstanding.

We have been in discussions with the Series A holders and hope to renegotiate certain terms and conditions of the redemption of the preferred stock prior to August 8, 2005. Regardless of the timing or success of any such resolution, the result of any such conversion would nonetheless also cause significant dilution to the holders of the common stock. We can make no assurances as to when the renegotiation of certain terms of our Series A shares will occur, if at all.

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

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, the economic slowdown in North America and globally has caused and may continue to cause potential customers to delay or cancel major information technology purchasing decisions. In addition, general weakness in the global securities markets, recessionary corporate spending levels and the protracted slump in technology spending specifically, has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

Our failure to expand strategic and third-party distribution channels would impede our revenue growth

To grow our revenue base, we need to increase the number of our distribution partners, including software vendors and resellers. Our existing or future distribution partners may choose to devote greater resources to marketing and supporting the products of our competitors that could also harm our financial condition or results of operations. Our failure to expand third-party distribution channels would impede our future revenue growth. Similarly, to increase our revenue and implementation capabilities, we must continue to develop and expand relationships with systems integrators. We sometimes rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these systems integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and systems integrators may develop, market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

We may experience a further decrease in market demand due to the slowed economy, which has also been further stymied by the concerns of terrorism, war, and social and political instability in the regions in which we do business

Spending on technology solutions by corporations and government enterprises has been markedly slow to rebound and the industry continues to be mired in an economic slump. In addition, the terrorist attacks in the United States and Europe and turmoil and war in the Middle East, Asia and elsewhere has increased the uncertainty in the United States, the European Union and Asian economies and may further add to the prolonged decline in the United States business environment. The war on terrorism, along with the effects of a terrorist attack and other similar events, the war in Iraq, military activities in Afghanistan, and hostilities between India and Pakistan, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States and Europe, or as a result of the war in the Middle East and Asia, particularly India, we may experience further decreases in the demand for our products and services, which may harm our operating results.

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

Our international operations involve various risks

We derived 48% of our revenues from international sales for the fiscal year 2004 compared to 49% for the fiscal year 2003. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

Pending litigation and infringement claims could be costly to defend and distract our management team

We may be involved in legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property or proprietary rights of third parties, employment claims and other commercial contract disputes. Third parties may also infringe or misappropriate our copyrights, trademarks and other proprietary rights for which we may be required to file suit to protect or mediate our rights. In the past we have had lawsuits brought or threatened against us in a variety of contexts including but not limited to claims related to issues associated with our initial public offering of common stock, breach of contract and litigation associated with the termination of employees.

From time to time, parties have also asserted or threatened infringement claims, and may continue to do so. Because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In particular, intellectual property litigation is expensive and time-consuming and could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

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

We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired our ability to generate revenue will be harmed

We regard our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and partners to protect our proprietary rights. We have numerous registered trademarks as well as common law trademark rights in the United States and internationally. In addition, we own several patents in the area of case-based reasoning. We will seek additional trademark and patent protection in the future. We do not know if our trademark and patent applications will be granted, or whether they will provide the protection eGain desires, or whether they will subsequently be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect our proprietary rights as fully as in the United States. Furthermore, our competitors may independently develop technology similar to our technology.

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

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of data of customer communications and data over the Internet could harm our business and reputation

Our customers have, in the past experienced some interruptions with the eGain-hosted operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Most of our computer and communications systems are located in Mountain View, California. Due to our locations, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

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

In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of financial services, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2004 and 2003

eGain Communications Corporation

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheet of eGain Communications Corporation as of June 30, 2004 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications Corporation at June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2002, eGain Communications Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    BDO Seidman, LLP

San Francisco, California

August 5, 2004

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

eGain Communications Corporation

We have audited the accompanying consolidated balance sheet of eGain Communications Corporation as of June 30, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 for the two years in the period ended June 30, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of eGain Communications Corporation at June 30, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/    ERNST & YOUNG LLP

Palo Alto, California

August 8, 2003, except for Note 14 as to which the date is September 29, 2003

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,181	$4,407
Restricted cash	12	791
Accounts receivable, less allowance for doubtful accounts of $138 and $185 at June 30, 2004 and 2003, respectively	2,876	3,270
Prepaid and other current assets	1,408	2,897

Total current assets	9,477	11,365
Property and equipment, net	473	1,192
Goodwill	4,880	4,880
Intangible assets, net	—	1,204
Other assets	331	397

	$15,161	$19,038

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,036	$1,486
Accrued compensation	765	864
Accrued liabilities	1,335	1,918
Deferred revenue	3,731	4,333
Current portion of accrued restructuring	86	1,194
Bank borrowings	506	1,649
Current portion of notes payable	—	78
Current portion of capital lease obligations	9	15

Total current liabilities	7,468	11,537
Related party notes payable	6,607	1,964
Capital lease obligations, net of current portion	—	10
Accrued restructuring, net of current portion	1,264	1,203
Other long term liabilities	242	243

Total liabilities	15,581	14,957

Commitments and contingencies (notes 8 and 13)

Stockholders’ (deficit) equity:
Series A Cumulative Convertible Preferred stock: $0.001 par value; 0.890 shares authorized, 0.885 issued and outstanding at June 30, 2004 and 2003; aggregate liquidation preference of $114,652 at June 30, 2004	108,755	101,371
Common stock, $0.001 par value, 100,000 shares authorized, 3,696 and 3,668 shares issued and outstanding at June 30, 2004 and 2003	4	37
Additional paid-in capital	206,721	213,620
Notes receivable from stockholders	(94)	(102)
Deferred stock compensation	—	(38)
Accumulated other comprehensive gain (loss)	(290)	(185)
Accumulated deficit	(315,516)	(310,622)

Total shareholders’ (deficit) equity	(420)	4,081

	$15,161	$19,038

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2004	2003	2002
Revenue:
License	$4,058	$6,095	$10,015
Support and Services	15,545	15,989	20,414

Total revenue	19,603	22,084	30,429
Cost of license	1,646	1,772	858
Cost of support and services	6,462	8,738	16,003
Cost of revenue—acquisition related	—	827	1,448

Gross profit (loss)	11,495	10,747	12,120

Operating costs and expenses:
Research and development	2,942	5,869	11,395
Sales and marketing	8,284	9,598	25,147
General and administrative	3,447	4,816	8,940
Impairment of long-lived assets	—	—	36,779
Amortization of goodwill	—	—	33,212
Amortization of other intangible assets	1,203	1,307	1,852
Amortization of deferred compensation	—	157	961
Restructuring and other	23	620	8,964

Total operating costs and expenses	15,899	22,367	127,250

Loss from operations	(4,404)	(11,620)	(115,130)
Interest income	16	76	601
Interest expense and other income (expense)	(506)	68	(1,291)

Net loss	(4,894)	(11,476)	(115,820)
Dividends on convertible preferred stock	(7,384)	(6,890)	(6,447)
Beneficial conversion feature on convertible preferred stock	—	—	(43,834)

Net loss applicable to common stockholders	$(12,278)	$(18,366)	$(166,101)

Per share information:
Basic and diluted net loss per common share	$(3.33)	$(5.01)	$(45.85)

Shares used in computing basic and diluted net loss per common share	3,688	3,664	3,623

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 2001	1	$88,034	3,644	$36	$227,375	$(380)	$(1,844)	$(84)	$(183,326)	$129,811
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	6,447	—	—	(6,447)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(7)	—	(127)	277	—	—	—	150
Issuance of common stock under employee stock purchase plan	—	—	29	1	223	—	—	—	—	224
Deferred stock compensation	—	—	—	—	(703)	—	703	—	—	—
Amortization of deferred stock compensation	—	—	—	—	77	—	884	—	—	961
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(115,820)	(115,820)	$(115,820)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	143	—	143	143

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(115,677)

BALANCES AT JUNE 30, 2002	1	$94,481	3,666	$37	$220,398	$(103)	$(257)	$59	$(299,146)	$15,469

Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Dividends on convertible preferred stock	—	6,890	—	—	(6,890)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2	—	1	1	—	—	—	2
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Warrant on related party notes	—	—	—	—	173	—	—	—	—	173
Deferred stock compensation	—	—	—	—	(62)	—	62	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	157	—	—	157
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,476)	(11,476)	$(11,476)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(244)	—	(244)	(244)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(11,720)

BALANCES AT JUNE 30, 2003	1	$101,371	3,668	$37	$213,620	$(102)	$(38)	$(185)	$(310,622)	$4,081

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
Issuance of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Adjustment due to stock split	—	—	—	(33)	33	—	—	—	—	—
Dividends on convertible preferred stock	—	7,384	—	—	(7,384)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	15	—	50	8	—	—	—	58
Issuance of common stock under employee stock purchase plan	—	—	13	—	22	—	—	—	—	22
Warrant on related party notes	—	—	—	—	418	—	—	—	—	418
Deferred stock compensation	—	—	—	—	(38)	—	38	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,894)	(4,894)	$(4,894)
Unrealized gain on debt and equity securities	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(105)	—	(105)	(105)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(4,999)

BALANCES AT JUNE 30, 2004	1	$108,755	3,696	$4	$206,721	$(94)	$—	$(290)	$(315,516)	$(420)

See accompanying notes.

COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,894)	$(11,476)	$(115,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,060	3,940	6,852
Loss / (gain) on disposal of fixed assets	(163)	334	1,846
Impairment of long-lived assets	—	—	36,779
Amortization of goodwill	—	—	33,209
Amortization of other intangible assets	1,204	2,133	3,300
Amortization of deferred compensation.	—	157	961
Accrued interest and amortization of discount on related party notes	560	137	—
Changes in operating assets and liabilities
Restricted cash	779	(791)	—
Accounts receivable	394	1,698	8,835
Prepaid and other current assets	1,489	1,575	(543)
Other assets	66	1,862	1,603
Accounts payable	(450)	(1,690)	(2,221)
Accrued compensation	(99)	(1,630)	(3,815)
Other accrued liabilities	(583)	(244)	(3,057)
Accrued restructuring	(1,047)	(2,698)	4,875
Deferred revenue	(602)	778	(1,883)
Other liabilities	(1)	29	1,596
Other	1	—	—

Net cash used in operating activities	(2,286)	(5,886)	(27,483)
Cash flows from investing activities:
Purchases of property and equipment	(217)	(96)	(1,966)
Proceeds from sale of property and equipment	39	366	12

Net cash (used in) provided by investing activities	(178)	270	(1,954)
Cash flows from financing activities:
Payments on borrowings	(3,324)	(3,366)	(7,013)
Payments on capital lease obligations	(16)	(420)	(940)
Proceeds from borrowings	2,103	2,159	4,152
Proceeds from related party notes payable	4,500	2,000	—
Proceeds from issuance of common stock, net of repurchases	80	2	374

Net cash provided by (used in) financing activities	3,343	375	(3,427)
Effect of exchange rate differences on cash	(105)	(244)	143

Net increase (decrease) in cash and cash equivalents	774	(5,485)	(32,721)
Cash and cash equivalents at beginning of year	4,407	9,892	42,613

Cash and cash equivalents at end of year	$5,181	$4,407	$9,892

Supplemental cash flow disclosures:
Cash paid for interest	$123	$327	$422
Equipment acquired under capital leases	—	—	41
Deferred compensation on stock options	—	—	(703)

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

In response to our revenues declining over the last three years we have repeatedly taken actions to reduce expense rates. As a result of these actions our net loss from operations decreased to $4.4 million in fiscal year 2004 from $11.6 million in fiscal year 2003 and $115.1 million in fiscal year 2002. In addition, net cash used in operating activities decreased to $2.3 million in fiscal 2004 from $5.9 million in fiscal year 2003 and $27.5 million in fiscal year 2002. With this progress on expense reduction and securing $4.5 million in long-term debt financing in fiscal 2004, our cash and cash equivalents increased to $5.2 million on June 30, 2004 from $4.4 million on June 30, 2003. As of June 30, 2004, we had working capital of $2.0 million, compared to a working capital deficit of $172,000 at June 30, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2004 and that customers continue to pay on a timely basis, and we may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2004 and 2003, all of our investments were classified as cash equivalents, which consisted of the following (in thousands):

	June 30,
	2004	2003
Cash	$5,181	$4,159
Money market funds	—	2
Certificates of deposit	—	—
Commercial paper	—	246

	$5,181	$4,407

Restricted Cash

On September 20, 2002, we entered into a new accounts receivable purchase agreement with Silicon Valley Bank (“SVB”) (see note 6 to Consolidated Financial Statements), as part of this agreement a new loan facility in the amount of $2.6 million was secured by establishing a restricted certificate of deposit in the amount of $2.6 million. This restricted certificate of deposit is recorded as Restricted Cash. The amount of the restricted certificate of deposit is reduced as scheduled amortization payments on the term loan are made and as of February 29, 2004, the term loan was paid in full.

Collateralized Receivables

On September 20, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with SVB. The AR Facility originally provided for the sale of up to $5.0 million in certain qualified receivables. On March 25, 2003, eGain entered into a new modification agreement that reduced the amount to $1.9 million in certain qualified receivables. On June 25, 2004, eGain entered into a new modification agreement that extended the term of the agreement. As of June 30, 2004 the outstanding balance under the AR Facility was $506,000, collateralized by $632,000 of qualified receivables.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of its financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates and for the notes payable that the interest rates remained substantially unchanged between the date of the notes payable and the balance sheet date.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the fiscal years ended June 30, 2004, 2003 and 2002, no single customer accounted for more than 10% of total revenue.

Sales to customers outside of North America accounted for $9.4 million, $10.9 million and $13.0 million of our total revenue in the fiscal years 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets (3 years). Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements (5 years). Leased equipments are depreciated over the lesser of the lease term or 3 years.

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

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the asset’s useful life, which ranges from three to four years.

Impairment of Long-Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2004 and April 1, 2003 and found no impairment.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For fiscal years 2003 and 2004, we did not have any such losses.

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

Support and service revenue is primarily derived from hosting services, consulting fees, maintenance agreements, and training. Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement. Service revenue from consulting and training, billed on a time and materials basis, is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Maintenance agreements include the right to software updates on an if-and-when-available basis. The fair value of maintenance revenue, established by annual maintenance renewals of existing customers, is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2004, 2003 and 2002 were $168,000, $53,000 and $269,000, respectively.

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

As of June 30, 2004, the outstanding balance of deferred stock compensation was $0. We amortized $0, $157,000 and $884,000 of deferred compensation in fiscal years 2004, 2003 and 2002, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eGain has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	June 30,
	2004	2003	2002
As Reported:
Net loss applicable to common stockholders	$(12,278)	$(18,366)	$(166,101)
Basic and diluted net loss per share	(3.33)	(5.01)	(45.85)

Deduct: Total stock-based employee compensation expense determined under fair value based method	(588)	(434)	(3,339)
Add: Stock-based employee compensation expense included in reported net loss	0	157	961

Pro Forma:
Net loss applicable to common stockholders	$(12,866)	$(18,643)	$(168,479)
Basic and diluted net loss per share	(3.49)	(5.09)	(46.50)

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, 2004 is shown in the statement of stockholders’ equity. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2004 consists solely of accumulated foreign currency translation adjustments.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2004	2003	2002
Net loss applicable to common stockholders	$(12,278)	$(18,366)	$(166,101)

Basic and diluted:
Weighted-average common shares outstanding	3,688	3,666	3,650
Less weighted-average common shares subject to repurchase	—	(2)	(27)

Weighted-average common shares used in computing basic and diluted net loss per common share	3,688	3,664	3,623

Basic and diluted net loss per common share	$(3.33)	$(5.01)	$(45.85)

Outstanding options and warrants to purchase 1,210,660, 931,322 and 620,800 shares of common stock at June 30, 2004, 2003, and 2002, respectively, and convertible preferred stock convertible into 2,015,868, 1,886,050 and 1,764,900 shares of common stock at June 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to our geographic areas for the fiscal years ended June 30, 2004, 2003 and 2002 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2004:
North America	$10,170	$(3,545)	$6,499
Europe	8,750	1,012	2,812
India	—	(2,047)	617
Asia Pacific	683	176	353

	$19,603	$(4,404)	$10,281

Year ended June 30, 2003:
North America	$11,223	$(9,319)	$8,237
Europe	9,983	525	3,716
India	—	(2,407)	550
Asia Pacific	878	(419)	451

	$22,084	$(11,620)	$12,954

Year ended June 30, 2002:
North America	$17,393	$(111,791)	$22,466
Europe	11,354	(186)	3,635
India	—	(2,119)	627
Asia Pacific	1,682	(1,034)	599

	$30,429	$(115,130)	$27,327

New Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We have completed our review of the requirements of FIN 46. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    BUSINESS COMBINATIONS

In April 2001, eGain obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited (“eGain India”), formerly Nitman Software Private Limited, an ecommerce software development company located in Pune, India. Effective April 23, 2001, eGain acquired all of the outstanding capital stock of eGain India in exchange for a $921,000 cash payment and transaction costs totaling $65,000. The acquisition has been accounted for using the purchase method of accounting and the results of eGain India’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $301,000 of goodwill. See Note 3 regarding a substantial impairment in the fiscal year ended June 30, 2002.

On June 29, 2000, eGain acquired all of the outstanding common stock of Inference Corporation (“Inference”), a developer of one-to-one sales, service and support solutions over the Web, for $80.1 million. We issued 590,000 shares of our common stock in the acquisition and assumed options that can be exercised for 161,000 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and the results of Inference’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $76.1 million of goodwill and other intangible assets that are being amortized, net of impairment charges, over estimated useful lives ranging from three to four years. See Note 3 regarding a substantial impairment in the year ended June 30, 2002.

On March 7, 2000, we acquired all of the assets and liabilities of Big Science Company (“Big Science”), a developer of self-service software products for $34.2 million. We issued 74,000 shares of our common stock in the acquisition and assumed options that can be exercised for 5,000 shares of our common stock. The acquisition was accounted for under the purchase method of accounting and the results of Big Science’s operations have been combined with those of eGain since the date of acquisition. This purchase resulted in $34.4 million of goodwill and other intangible assets that are being amortized over an estimated useful life of three years. See Note 3 regarding a substantial impairment in the fiscal year ended June 30, 2002.

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

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the assets’ useful life, which ranges from three to four years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2004 and found no impairment.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In the fourth quarter of fiscal year 2002, in accordance with SFAS No. 121, we determined that impairment indicators were present and therefore evaluated the carrying value of our goodwill and other intangible assets. The evaluation was based on a cash flow forecast for five years ending June 30, 2007, and discounted at the rate of 34%, which represented our estimated weighted average cost of capital. As a result of the evaluation, we concluded that the book value of long-lived assets exceeded fair value by $36.8 million and accordingly, this amount was charged to operations as impairment of long-lived assets in the fourth quarter of 2002. During fiscal 2004, we did not have any such losses.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2004	June 30, 2003
Gross carrying amount of goodwill after impairment charge	$86,664	$86,664
Accumulated amortization of goodwill	(81,784)	(81,784)

Net carrying amount of goodwill	$4,880	$4,880

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. The following table summarizes the carrying amount of other intangible assets that continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(4,901)	$—
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(8,595)	$—

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer base	$4,901	$(3,697)	$1,204
Acquired developed technology	3,694	(3,694)	—

Total	$8,595	$(7,391)	$1,204

The amortization expense on these intangible assets for the fiscal year ended June 30, 2004 was $1.2 million compared to $2.1 million for the fiscal year ended June 30, 2003 and $3.3 million for the fiscal year ended June 30, 2002. The intangible assets were fully amortized as of June 30, 2004.

Upon adoption of Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), in its fiscal year beginning July 1, 2002, we are required to present specific

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures under the transitional provisions of SFAS 142. The following table presents the loss for all periods presented, as adjusted, to exclude the amortization of goodwill (in thousands, except per share data; unaudited):

	June 30,
	2004	2003	2002
As Reported:
Net loss applicable to common stockholders	$(12,278)	$(18,366)	$(166,101)
Basic and diluted net loss per share	(3.33)	(5.01)	(45.85)
Add:
Amortization of goodwill	—	—	33,212
Amortization of acquired workforce intangible previously classified as purchased intangible	—	—	750
Pro Forma:
Net loss applicable to common stockholders	$(12,278)	$(18,366)	$(132,137)
Basic and diluted net loss per share	(3.33)	(5.01)	(36.47)

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2004	2003
Computers and equipment	$1,792	$14,029
Furniture and fixtures	195	1,258
Leasehold improvements	239	653

Total	2,226	15,940
Accumulated depreciation and amortization	(1,753)	(14,748)

Property and equipment, net	$473	$1,192

Depreciation expense was $1.1 million, $3.9 million and $6.9 million for the years ended June 30, 2004, 2003 and 2002, respectively. The decreased accumulated depreciation that resulted from disposal of fixed assets was $681,000 and $2.0 million at June 30, 2004 and 2003, respectively.

Included in computers and equipment at June 30, 2004, 2003 and 2002 are computer hardware and software as well as equipment under capital leases. The total cost of leased equipment declined to $63,000 in fiscal 2004 from $1.2 million and $2.3 million in fiscal 2003 and 2002, respectively. The accumulated depreciation related to the leased equipment was $54,000, $1.2 million and $2.0 million at June 30, 2004, 2003, and 2002, respectively. The decrease was primarily due to the reclassification from leased equipment to computer equipment for the buyout. The total of fully depreciated assets as of June 30, 2004 was $19.0 million.

5.    RELATED PARTY NOTES PAYABLE

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loan as of fiscal year end 2004 was $2.4 million. As of June 30, 2004, warrants to purchase 312,500 shares of common stock were outstanding but not yet vested.

6.    BANK BORROWINGS

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”) (see Note 6 to Consolidated Financial Statements), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. In addition, when entering into the AR Facility, we also combined the existing term loan and equipment loan with SVB into one term loan facility in the amount of $2.6 million. This new term loan was secured by establishing a restricted certificate of deposit and was reduced by scheduled amortization payments until the term loan was paid in full on February 27, 2004. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and revised the interest to a rate of 7% per annum or prime plus 3% or, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility through June 30, 2004. On June 25, 2004, we entered into a modification agreement that extended the term of the agreement for an additional 3 months. In September 2004, we expect to enter into a new line of credit agreement with SVB, or extend the term of the AR Facility. At fiscal year end 2004, the outstanding balance under the AR Facility was $506,000, collateralized by $632,000 of receivables.

7.    INCOME TAXES

Net loss before income taxes consisted of the following (in thousands):

	June 30,
	2004	2003	2002
United States	$(5,248)	$(10,276)	$(108,374)
Foreign	354	(1,200)	(7,446)

Total	$(4,894)	$(11,476)	$(115,820)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	June 30,
	2004	2003	2002
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	(0.3)	—	—
Permanent items	(0.2)	(0.1)	—
Net change in valuation allowance	(29.1)	(28.5)	(14.9)

Effective tax rate	4.4%	5.4%	19.1%

Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended June 30, 2004, 2003 or 2002.

As of June 30, 2004, we had a federal net operating loss carryforward of approximately $195.9 million. We also had federal research and development credit carryforwards of approximately $2.0 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2024, if not utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$70,800	$68,900
Research credits	4,400	3,000
Capitalized research and development	1,500	1,800
Other individual immaterial items	1,300	2,000

Total deferred tax assets	78,000	75,700
Valuation allowance for deferred tax assets	$(75,800)	$(74,200)

Subtotal	2,200	1,500
Deferred tax liabilities:
Other intangibles	$(2,200)	$(1,500)

Net Deferred Tax Assets	$—	$—

Current	$620	$900
Non-Current	75,180	73,300

Total valuation allowance	$75,800	$74,200

FASB No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

The net valuation allowance increased by $1.5 million, $2.9 million and $16.1 million during the fiscal years ended 2004, 2003 and 2002, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    LEASE COMMITMENTS

We lease our facilities under noncancelable operating leases that expire at various dates through fiscal year 2011. Rent expense for facilities under operating leases was $1.3 million, $1.8 million and $5.1 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. In addition, we generated sublease rental income of $162,000 and $370,000 for the fiscal years 2004 and 2003, respectively. We also lease certain computer hardware and software under capital leases that expire at various dates through fiscal year 2005. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2005	$10	$657
2006	—	560
2007	—	574
2008	—	437
2009	—	171
Thereafter	—	343

Total minimum lease payments	10	$2,742

Less amount representing imputed interest	(1)

Present value of net minimum capital lease payments	9
Less current portion	(9)

Capital leases, excluding current portion	$—

Out of the total $2.8 million operating leases commitment, $59,000 has been included in restructuring expenses during fiscal 2002, 2003 and 2004 associated with the consolidation of excess facilities in North America.

9.    EMPLOYEE BENEFIT PLANS

We sponsor an employee savings and retirement plan (the “401(k) Plan”) as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. eGain, at the discretion of its Board of Directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception.

10.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 382,600 shares of our common stock (the “Warrants”). The total proceeds of the offering were $88.5 million. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A aggregate liquidation

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preference was $114.7 million at June 30, 2004. In the event of a liquidation, dissolution or winding up of our operations, before any distribution or payment to holders of common stock, Series A stockholders shall be entitled to be paid the greater of (i) the liquidation value, or (ii) an amount equal to the amount that Series A stockholders would be entitled to receive if they had converted their shares to common stock immediately prior to the record date in connection with such liquidation, dissolution or winding up. A consolidation, merger or other business combination resulting in the holders of the issued and outstanding voting securities immediately prior to such transaction owning or controlling a majority of the voting securities of the continuing or surviving entity immediately following such transaction shall not be deemed to be a liquidation, dissolution or winding up (unless in connection therewith, the liquidation of us is specifically approved). The Series A stockholders are entitled to cash dividends only when and if declared by the board of directors. The Series A shares are convertible at the option of the holder into common stock at any time.

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

Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. For of the fiscal years ended June 30, 2004, 2003 and 2002, accrued dividends were $7.4 million, $6.9 million and $6.4 million respectively.

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

Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year, full recourse promissory notes. The notes bear interest ranging from 5.0% to 6.0% and expire at various dates through June 2004. eGain has the right to repurchase all unvested shares at the original exercise price upon employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally four years. There were no shares subject to repurchase at June 30, 2004 and 2003, and 7,594 and 48,500 shares subject to repurchase at June 30, 2002 and 2001, respectively.

We have reserved shares of common stock for issuance at June 30, 2004 as follows:

Stock Options:
Options outstanding	462,519
Reserved for future grants	367,181
Employee Stock Purchase Plan	111,987
Warrants	1,060,641
Conversion of Preferred stock	2,015,868

4,018,196

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

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of the our common stock in connection with such loans. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges.

On October 31, 2003, we entered into an amendment to the 2002 purchase agreement with Mr. Roy. The fair value of these options was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $195,000 of

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes.

Activity is summarized as follows:

	Warrants Oustanding	Weighted Average Exercise Price
Beginning balance	15,100	8.49
Warrants issued to preferred shareholders	382,632	56.88

Warrants outstanding as of June 30, 2001	397,732	55.04

Expiration of warrants assumed at April 1999	(3,000)	2.75

Warrants outstanding as of June 30, 2001	394,732	55.44

Expiration of warrants assumed at April 1999	(12,100)	9.92
Warrants issued per Note & Warrant Agreement with Ashutosh Roy	236,742	2.11

Warrants outstanding as of June 30, 2003	619,374	35.95

Warrants issued per Amendment to Note & Warrant Agreement with Ashutosh Roy	128,766	3.88
Warrants issued per Note & Warrant Agreement with the lenders	312,500	2.00

Warrants outstanding as of June 30, 2004	1,060,640	22.05

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. The ESPP has a one-year offering period that begins in May or November of each year, depending on which date the participant elects to enter the ESPP. The purchase price of the common stock will be equal to 85% of the lower of (1) the fair market value per share on the participant’s entry date into the offering period or (2) the fair market value per share on each semi-annual purchase date during the offering period. A total of 200,000 shares of common stock have been reserved for issuance under the ESPP, of which 88,013 shares had been issued as of June 30, 2004. During the years ended June 30, 2004, 2003 and 2002 there were 12,561, 655 and 28,694 shares issued under the ESPP, respectively.

Tender Offer

In May 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity, if they chose, to cancel certain outstanding stock options

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously granted to them with an exercise price equal to or greater than $40.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was August 10, 2001. Those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date. Under the exchange program, options for 101,400 shares of our common stock were tendered and cancelled and 87,800 shares were issued as replacement grants on February 11, 2002 at a price of $14.30. There were 1,400 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options recorded during fiscal 2004, 2003 and 2002.

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

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2001	58,611	141,389	$92.25
Options granted	(57,780)	57,780	$12.71
Options canceled	74,880	(74,880)	$91.91

Balance at June 30, 2002	75,711	124,289	$55.48
Options granted	(17,388)	17,388	$1.78
Options exercised	—	(1,131)	$1.60
Options canceled	57,992	(57,992)	$53.46

Balance at June 30, 2003	116,315	82,554	$46.33
Options granted	(60,245)	60,245	$3.19
Options exercised	—	(253)	$1.60
Options canceled	24,833	(24,833)	$47.55

Balance at June 30, 2004	80,903	117,713	$24.10

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2001	283,727	341,908	$100.93
Options granted	(401,994)	401,994	$13.34
Options exercised	—	(6,090)	$11.01
Options canceled	277,445	(277,445)	$96.77
Repurchases	16,327	—

Balance at June 30, 2002	175,505	460,367	$28.14
Options granted	(73,484)	73,484	$1.80
Options exercised	—	(2,037)	$1.59
Options canceled	197,520	(197,520)	$31.94
Repurchases	1,223	—

Balance at June 30, 2003	300,764	334,294	$20.26
Options granted	(124,550)	124,550	$2.84
Options exercised	—	(14,396)	$3.39
Options canceled	110,064	(110,064)	$17.53
Repurchases	—	—

Balance at June 30, 2004	286,278	334,384	$15.40

In connection with the acquisition of Sitebridge, eGain assumed options to purchase 111,400 shares of common stock, of which none were outstanding as June 30, 2004. In connection with the acquisitions of Big Science and Inference, eGain assumed options to purchase 5,000 and 161,000 shares of common stock, respectively, of which none and 10,422, respectively, were outstanding as of June 30, 2004.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.60	46,378	8.31	$1.60	36,849	$1.60
$1.70–$2.00	10,768	9.06	$1.90	4,878	$1.99
$2.40–$2.40	79,925	9.44	$2.40	0	$.00
$3.32–$3.32	70,974	9.21	$3.32	13,460	$3.32
$4.00–$9.30	53,161	7.99	$5.02	29,763	$5.20
$10.00–$14.30	63,589	7.43	$12.90	49,923	$12.91
$15.80–$20.70	63,898	7.38	$18.68	49,751	$18.10
$22.20–$86.75	52,491	5.95	$61.83	45,792	$60.20
$86.88–$405.00	20,585	6.09	$108.49	17,356	$100.60
$408.13–$408.13	750	5.46	$408.13	500	$408.13

$1.60–$408.13	462,519	8.01	$18.57	248,272	$26.26

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

The fair value of eGain’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2004	2003	2002	2004	2003	2002
Expected life (years)	3.50	3.50	3.28	0.50	0.50	0.50
Expected stock price volatility	.75	1.00	1.00	1.00	1.00	1.00
Risk-free interest rate	2.97%	2.18%	3.92%	1.36%	1.34%	2.70%

The weighted-average fair value of options granted in the fiscal years ended June 30, 2004, 2003 and 2002 was $1.54, $0.93 and $7.00, respectively.

For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the vesting period of the option. eGain’s pro forma information, which includes the stock option plans and the ESPP, for the fiscal years ended June 30, 2004, 2003 and 2002 is as follows (in thousands except for basic and diluted net loss per common share information):

	2004	2003	2002
Net loss applicable to common stockholders—actual	$(12,278)	$(18,366)	$(166,101)
Net loss applicable to common stockholders—pro forma	(12,866)	(18,643)	(168,479)
Net loss per common share:
Basic and diluted actual	$(3.33)	$(5.01)	$(45.85)
Basic and diluted pro forma	(3.49)	(5.09)	(46.50)

11.    RESTRUCTURING EXPENSE

Background

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•

We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	In order to further align our operating structure with anticipated revenue levels, we restructured our operations towards the end of fiscal 2001 (the “Fiscal 2001 Plan”). The Fiscal 2001 Plan consisted primarily of reductions in our workforce and office closures in North America. The plan was completed and paid in full as of June 30, 2004.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002 (the “Fiscal 2002 Plan”). The Fiscal 2002 Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2003 (the “Fiscal 2003 Plan”). The Fiscal 2003 Plan consisted primarily of the further reductions in our workforce, the consolidation of excess facilities in North America and the closure of several local offices throughout the world.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004 (the “Fiscal 2004 Plan”). The Fiscal 2004 Plan consisted of further reductions in our workforce in Europe. The employee severance payments relating to the Fiscal 2004 Plan have been paid in full in fiscal year 2004.

Fiscal 2004 plan

In fiscal year 2004, the total restructuring charge relating to the Fiscal 2004 Plan was $80,000. This charge related to workforce reductions in Europe and was completed and paid in full in fiscal 2004.

In addition, during fiscal 2004 we made provisional adjustments to both Fiscal 2003 and Fiscal 2002 Plans as follows:

•	The adjustment to the Fiscal 2003 Plan was primarily due to the reversal of the remaining accrual of $74,000 relating to one of our facilities in Sunnyvale, California that we exited in fiscal 2004, $27,000 associated with the closure of our French office, and $14,000 in legal fees related to a lease settlement.

•	The adjustments to the Fiscal 2002 Plan of $139,000, primarily consisted of:

•	$79,000 increase for one of our facilities in Andover, Massachusetts due to a decrease in the sublease income previously estimated,

•	$14,000 increase due to the write-off of leasehold improvement relating to the termination of a lease agreement for one of our excess facilities in Novato, California.

•	$46,000 increase to the restructuring accrual for a settlement agreement to terminate a lease agreement for one of our excess facilities in Novato, California.

The total payments in fiscal year 2004 of $1.2 million consisted of $80,000, $336,000, $725,000 and $92,000 of expenses accrued in Fiscal 2004, 2003, 2002 and 2001 Plans, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2003 Plan

In fiscal year 2003, the total restructuring charge relating to the Fiscal 2003 Plan was $2.3 million. The $2.3 million expense included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring. Both the employee severance and professional charges have been paid in full in fiscal year 2003. We expect to pay the remaining balance of restructuring accrual related to excess facilities by the end of fiscal year 2006.

In addition, during fiscal 2003 we made a provisional adjustment to the Fiscal 2002 Plan by reversing $1.7 million, previously recorded as a restructuring expense in fiscal 2002. The reversal related to the early termination of a facility lease agreement in Sunnyvale, California.

The total payments of $3.3 million in fiscal year 2003 consisted of $1.9 million, $1.4 million and $40,000 of expenses accrued in fiscal year 2003, 2002 and 2001, respectively. The $1.9 million included $1.3 million for employee severance payments, professional services and miscellaneous charges related to the restructuring and $613,000 for excess worldwide facilities recorded in fiscal year 2003.

Fiscal 2002 Plan

In fiscal year 2002, the total restructuring charge relating to the Fiscal 2002 Plan was $9.0 million. These charges included $6.4 million for the consolidation of our facilities in North America, $1.3 million in write-offs of leasehold improvement and $15,000 in professional services and miscellaneous charges associated with the exited facilities. In addition, we recorded a total severance charge of $1.2 million that was primarily due to the reduction in worldwide workforce of 190 employees across all departments. Both of the employee severance and professional charges have been paid in full in fiscal year 2002.

Total payments of $4.0 million in fiscal year 2002 consisted of $1.5 million for excess facilities in North America, $1.3 million in write-offs of leasehold improvement and $1.2 million in employee severance, professional services and miscellaneous charges accrued in the same fiscal year. Of the total payments, $88,000 was applied to the excess facilities accrued in the Fiscal 2001 Plan.

At the end of fiscal year 2004, the remaining accrual for the Fiscal 2002 Plan includes estimated contingent payments related to two lease settlements for excess facilities that were originally included in the Fiscal 2002 Plan. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. At the end of fiscal year 2004, we estimated the combined value of these two contingent payments to be $1.2 million.

Fiscal 2001 Plan

In fiscal year 2001, the total restructuring charge relating to the Fiscal 2001 Plan was $1.4 million. These charges primarily related to a reduction in our worldwide workforce of 141 employees across all departments and office closures in North America pursuant to the adoption of our expense management strategy. The total charges were primarily comprised of $917,000 related to severance costs, $263,000 related to office closure costs and $263,000 related to professional services and miscellaneous charges associated with the employee terminations. Total payments of $1.2 million were made in fiscal year 2001. This plan was completed and paid in full as of June 30, 2004.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2004, 2003, 2002 and 2001 (in thousands):

	Fiscal 2004 plan			Fiscal 2003 plan			Fiscal 2002 plan			Fiscal 2001 plan			Total
	Facilities related	Severance	Other	Facilities related	Severance	Other	Facilities related	Severance	Other	Facilities related	Severance	Other
Restructuring provision in fiscal 2001:
Excess facilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$263	$—	$—	$263
Employee severance	—	—	—	—	—	—	—	—	—	—	917	—	917
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	—	263	263

Total charges in fiscal 2001	—	—	—	—	—	—	—	—	—	263	917	263	1,443
Cash paid	—	—	—	—	—	—	—	—	—	(43)	(917)	(263)	(1,223)

Balance as of June 30, 2001	—	—	—	—	—	—	—	—	—	220	—	—	220
Restructuring provision in fiscal 2002:
Excess facilities	—	—	—	—	—	—	6,412	—	—	—	—	—	6,412
Leasehold improvement write-offs	—	—	—	—	—	—	1,315	—	—	—	—	—	1,315
Employee severance	—	—	—	—	—	—	—	1,222	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	15	—	—	—	15

Total charges in fiscal 2002	—	—	—	—	—	—	7,727	1,222	15	—	—	—	8,964
Cash paid	—	—	—	—	—	—	(1,449)	(1,222)	(15)	(88)	—	—	(2,774)
Non-cash paid	—	—	—	—	—	—	(1,315)	—	—	—	—	—	(1,315)

Balance as of June 30, 2002	—	—	—	—	—	—	4,963	—	—	132	—	—	5,095
Restructuring provision in fiscal 2003:
Excess facilities	—	—	—	997	—	—	—	—	—	—	—	—	997
Employee severance	—	—	—	—	1,222	—	—	—	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	—	61	—	—	—	—	—	—	61
Provision adjustment	—	—	—	—	—	—	(1,660)	—	—	—	—	—	(1,660)

Total charges in fiscal 2003	—	—	—	997	1,222	61	(1,660)	—	—	—	—	—	620
Cash paid	—	—	—	(613)	(1,222)	(61)	(1,382)	—	—	(40)	—	—	(3,318)

Balance as of June 30, 2003	—	—	—	384	—	—	1,921	—	—	92	—	—	2,397
Restructuring provision in fiscal 2004:
Excess facilities	—	—	—	—	—	—	—	—	—	—	—	—	—
Employee severance	—	80	—	—	—	—	—	—	—	—	—	—	80
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	—	—	0
Provision adjustment	—	—	—	(74)	—	41	139	—	—	—	—	—	106

Total charges in fiscal 2004	—	80	—	(74)	—	41	139	—	—	—	—	—	186
Cash paid	—	(80)	—	(295)	—	(41)	(711)	—	—	(92)	—	—	(1,219)
Non-cash paid	—	—	—	—	—	—	(14)	—	—	—	—	—	(14)

Balance as of June 30, 2004	$—	$—	$—	$15	$—	$—	$1,335	$—	$—	$—	$—	$—	$1,350

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement.

On December 11, 2002 we entered into a settlement with Synergism Investors to terminate an existing lease agreement for one of our excess facilities. Under this agreement, we agreed to pay $1,325,000 (the “Settlement Amount”) to Synergism. Of this obligation, $325,000 was secured through a certified deposit and paid in January 2003. The remaining balance will be paid to Synergism in the event we makes a distribution of cash, stock, or other consideration (each, a “Preferred Payment”) to the holders of eGain’s 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A Preferred held by them. Synergism will receive prior to any such Preferred Payment to holders of Series A Preferred a cash payment equal to the lesser of (i) an amount equal to $1,000,000 (the “Initial Payment Value”) plus an amount which would increase and accumulate at an annual rate equal to 6.75% of the Initial Payment Value; (ii) the portion of the Preferred Payment made with respect to 10 shares of Series A Preferred, which shares have an aggregated stated value of $1,000,000. As of June 30, 2004, we have accrued $1 million of the total potential contingent payment.

On December 13, 2002, Mindfabric, Inc. filed an action for patent infringement against us. The suit was settled and resolved in April, 2004 with no cash payments and the execution of a cross-licensing agreement between the parties.

On February 26, 2003, Golden Gate Plaza, LLC filed a complaint for unlawful detainer against us. On December 23, 2003 we entered into a settlement agreement with the plaintiff to resolve the case. A Request for

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dismissal was entered by the court on January 12, 2004 and the settlement was later approved. Under this agreement, we agreed to pay up to $1.5 million (the “Settlement Amount”) to the landlord. Of this obligation, $456,000 was paid in January 2004. The remaining balance will be paid in the event we make a distribution of cash, stock, or other consideration to holders of our 6.75% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with respect to the shares of Series A Preferred held by such Series A Preferred holders. In such event, the landlord would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. As of December 31, 2003 we have accrued $247,000 of the total potential $1.0 million contingent payment based on our current estimate of the future payout under the lease settlement.

On February 12, 2004, we filed suit against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages.

From time to time we are party to routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

14.    SUBSEQUENT EVENTS

None.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 22, 2004:

Name	Age	Position
Ashutosh Roy	38	Chief Executive Officer and Chairman
Eric Smit	42	Chief Financial Officer
Promod Narang	46	Vice President of Products and Engineering

Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a director of eGain since September 1997 and President since October 2003. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-service company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy co-founded Parsec Technologies, a call center company based in New Delhi, India. From August 1988, to August 1992, Mr. Roy worked as Software Engineer at Digital Equipment Corp. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi, a Masters degree in Computer Science from Johns Hopkins University and an M.B.A. from Stanford University.

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

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

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

3.    Exhibits

See the exhibits listed under Item 15(c) or filed or incorporated by reference herein. Each management contract or compensation plan or arrangement required to be filed has been identified.

(b)    Reports on Forms 8-K

Reports on Form 8-K:

1.    Current Report on Form 8-K filed on September 16, 2004 relating to press release filed announcing quarter ended June 30, 2004 results of operations and financial condition.

(c)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits

2.1(a)	Agreement and Plan of Reorganization among eGain, Sitebridge Corporation, ECC Acquisition Corporation, Wendell Lansford, Prakash Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

2.2	Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among eGain, Big Science Corporation (“BSC”) and certain shareholders of BSC, filed on eGain’s Current Report on Form 8-K on March 22, 2000, and incorporated by reference herein.

2.3(b)	Agreement and Plan of Merger, dated as of March 16, 2000, between Inference Corporation, Intrepid Acquisition Corporation, and eGain.

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

4.1(a)	Amended and Restated Investors’ Rights Agreement dated as of April 30, 1999.

4.2	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

4.4	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 4, 2004, and incorporated by reference herein.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

10.3(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.4(a)#	1999 Employee Stock Purchase Plan.

10.5(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.6(a)	Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and Imperial Bank.

10.7(a)	Senior Loan and Security Agreement No. 6194 dated as of October 15, 1998 between Registrant and Phoenix Leasing Incorporated.

10.8(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.9(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.10#	Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition), filed as Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.11#	eGain Communications Corporation 2000 Non-management Stock Option Plan, filed with the Commission on September 28, 2000 on eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated by reference herein.

10.12#	Inference Corporation 1998 Non-Management Stock Option Plan, filed with the Commission on April 29, 1999 as Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.13#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.14#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.15#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition), Incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.

10.16	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

10.17	Amended and Restated Starter Kit Loan and Security Agreement between Registrant and Imperial Bank dated as of March 29, 2001, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001, and incorporated by reference herein.

10.18	Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 27, 2002, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

10.19(c)	Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated May 16, 2002.

10.20(c)	Second Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated June 25, 2002.

10.21(c)	Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002.

10.22	Accounts Receivable Purchase Agreement between eGain and Silicon Valley Bank, dated September 20, 2002, filed as Exhibit 10.2 to eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.23	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.24	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.25	Subordination Agreement and Consent by and between Ashutosh Roy and Silicon Valley Bank dated as of December 24, 2002, filed as Exhibit 10.4 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.26	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 25, 2003, filed on eGain’s annual report on 10-KA on October 16, 2003, and incorporated by reference herein.

10.27	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated September 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.28	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.29	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and incorporated by reference herein.

10.30	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and the Lenders dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.31	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.32	Subordination Agreement and Consent by and between the Lenders and Silicon Valley Bank dated as of March 31, 2004, filed as Exhibit 10.3 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of March 31, 2004, filed on eGain’s Current Report on form 8-K on April 1, 2004, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)	Incorporated by reference to Appendix A to Proxy Statement Prospectus, dated May 22, 2000, that forms a part of eGain’s Registration Statement on Form S-4/A, filed with the Commission on May 15, 2000 (File No. 333-34848).
(c)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 30, 2002.
#	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2004.

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

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2004

/S/ ERIC SMIT Eric Smit	Chief Financial Officer (Principal Financial Officer)	September 28, 2004

/S/ MARK A. WOLFSON Mark A. Wolfson	Director	September 28, 2004

/S/ DAVID BROWN David Brown	Director	September 28, 2004

/S/ GUNJAN SINHA Gunjan Sinha	Director	September 28, 2004

Phiroz P. Darukhanavala	Director	September 28, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2004	$185	$32	$79	$138
Year ended June 30, 2003	$560	$(103)	$272	$185
Year ended June 30, 2002	$1,398	$1,794	$2,632	$560