Form 10-K/A
period 2004-06-30
EGAIN COMMUNICATIONS CORP
filed 2004-10-28
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 0-30260

eGain Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware 77-0466366	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 E. Middlefield Road, Mountain View, California 94043	(650) 230-7500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2003 (the last business day of registrants second quarter of fiscal 2004) was approximately $1,346,422. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 20, 2004, there were 3,695,739 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

eGAIN COMMUNICATIONS CORPORATION

2004 FORM 10-K/A

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of including the information required by Part III, which eGain had intended to incorporate by reference to its Proxy Statement to be filed for the 2004 Annual Meeting of Stockholders. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein except to add the information included in PART III in the amendment set forth below.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding eGain’s current directors and executive officers as of October 20, 2004:

Name	Age	Position
Ashutosh Roy	38	Chief Executive Officer and Chairman
Eric Smit	42	Chief Financial Officer
Promod Narang	46	Vice President of Products and Engineering
Gunjan Sinha	37	Director
Mark A. Wolfson	52	Director
David G. Brown	47	Director
Phiroz P. Darukhanavala	56	Director

Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a Director of eGain since September 1997 and as President and Chief Executive Officer since October 1, 2003. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-services company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy co-founded Parsec Technologies, a call center company based in New Delhi, India. From August 1988 to August 1992, Mr. Roy worked as software engineer at Digital Equipment Corp. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi, a Masters degree in Computer Science from Johns Hopkins University and an MBA from Stanford University.

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

Gunjan Sinha co-founded eGain and has served as a Director of eGain since inception in September 1997 and as President of eGain from January 1, 1998 until September 30, 2003. From May 1995 through April 1997, Mr. Sinha served as President of WhoWhere? Inc. an Internet-services company co-founded by Mr. Sinha. Prior to co-founding WhoWhere? Inc., Mr. Sinha was a hardware developer of multiprocessor servers at Olivetti Advanced Technology Center. In June 1994, Mr. Sinha co-founded Parsec Technologies. Mr. Sinha holds a degree in Computer Science from the Indian Institute of Technology, New Delhi, a Masters degree in Computer Science from UC Santa Cruz, and a Masters degree in Engineering Management from Stanford University.

Mark A. Wolfson has served as a Director of eGain since June 1998. Dr. Wolfson has served as a managing partner of Oak Hill Capital Management, Inc. since 1998, a Principal of Oak Hill Venture Partners, since 1999 and a Vice-President of Keystone, Inc. since 1995. Since 2001, Dr. Wolfson has held the title of Consulting Professor at the Stanford University Graduate School of Business, where he has been a faculty member since 1977, including a three-year term as Associate Dean, and formerly held the title of Dean Witter Professor. Dr. Wolfson serves on the board of directors of 230 Park

Investors, Accretive Healthcare, Financial Engines and Investment Technology Group. Dr. Wolfson holds a Ph.D. from the University of Texas, Austin and a B.S. and Masters degree from the University of Illinois.

David G. Brown has served as a director of eGain since August 2000. Since August 1999, Mr. Brown has served as the managing partner of Oak Hill Venture Partners. Prior to August 1999, Mr. Brown was Vice President and Chief Financial Officer of Keystone, Inc. Prior to May 1998, Mr. Brown served as a principal of Arbor Investors, LLC (since August 1995), as well as a Vice President of Keystone, Inc. (since August of 1993). Mr. Brown serves on the board of directors of ProQuest and several privately held companies. Mr. Brown holds a B.A. degree from Bowdoin College and an M.B.A. from the Amos Tuck School of Business Administration.

Phiroz P. Darukhanavala has served as a member of eGain’s Board of Directors since September 2000. Dr. Darukhanavala has served in various capacities with BP Amoco p.l.c. and The British Petroleum Company since 1975, most recently as Vice President and Chief Technology Officer for Group Digital business. Before assuming his current position, Dr. Darukhanavala was Director of Global IT Services for the BP Group responsible for the rollout of the Common Operating Environment project worldwide and IT Functional Chief for BP-Exploration. Dr. Darukhanavala has also served as CIO of BP-Alaska and Director of BP-Exploration Business Systems. Dr. Darukhanavala holds a Ph.D. and M.S. degrees in Operations Research from Case Western Reserve University in Cleveland, Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, eGain’s directors, executive officers and any persons holding more than 10% of eGain’s common stock are required to report their initial ownership of eGain’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and eGain is required to identify those persons who failed to timely file these reports. All of the filing requirements were satisfied for fiscal 2004 except that in June 2004, due solely to administrative error that was corrected as soon as it was determined, the Company made late Form 5 filings with respect to option grants to executives Eric Smit, Promod Narang and Arnold Adriaanse.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

Compensation of Directors

Directors of eGain do not currently receive any fees for service on the Board of Directors. Directors are reimbursed for their expenses for each meeting attended. Pursuant to eGain’s 1998 Stock Plan, each non-employee director will receive, if re-elected as a director at the 2004 Annual Meeting of Stockholders, an option to purchase 500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Such options will vest on the first anniversary of the grant.

Executive Summary Compensation Table

The following table summarizes information concerning compensation paid to eGain’s Chief Executive Officer and each of eGain’s other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to eGain during the fiscal years ended June 30, 2004, 2003 and 2002. These individuals are referred to as the “named executive officers.”

	Fiscal Year	Annual Compensation			Long-Term Compensation
Name and Principal Position		Salary($)	Bonus($)	Other($)	Security Underlying Options(#)
Ashutosh Roy (1)	2004	29,183	—	—	—
President and Chairman	2003 2002	50,012 31,268	— —	— —	625 2,499

Arnold Adriaanse (2)	2004	143,971	73,378	—	10,000
Sr. Vice President of Worldwide Sales and Services	2003 2002	138,633 95,192	30,797 —	— 50,000	1,790 30,833

Eric Smit (3)	2004	143,500	—	—	10,000
Chief Financial Officer	2003 2002	128,212 136,442	15,000 20,644	— —	9,000 600

Anand Subramaniam (4)	2004	126,037	—	—	—
Vice President of Marketing	2003 2002	112,799 35,311	— 6,923	— —	8,500 2,400

Promod Narang (5)	2004	121,600	2,772	—	35,000
Vice President of Products & Technology	2003 2002	93,461 108,981	4,327 4,725	— —	1,080 39,999

(1)	Mr. Roy’s grant of an option to purchase 2,499 shares and Mr. Sinha’s grant of an option to purchase 2,499 shares in fiscal 2002 were immediately vested in full. Mr. Roy’s grant of an option to purchase 625 shares was immediately vested in full.
(2)	Mr. Adriaanse’s grant of an option to purchase 30,000 shares in fiscal 2002 vests as to 1/48 of shares each full month. Mr. Adriaanse’s grant of an option to purchase 833 shares in fiscal 2002 vested equally over three months. Mr. Adriaanse’s grant of an option to purchase 1,790 shares in fiscal 2003 was immediately vested in full. Mr. Adriaanse’s grant of an option to purchase 10,000 shares in fiscal 2004 vests as to 1/48 of the shares each full month. Mr. Adriaanse resigned in August 2004.
(3)	Mr. Smit’s grant of an option to purchase 600 shares in fiscal 2002 vests as to 50% immediately and 1/12 of the remaining shares each full month thereafter. Mr. Smit’s grant of an option to purchase 1,500 shares in fiscal 2003 was immediately vested in full. Mr. Smit’s grant of an option to purchase 7,500 shares in fiscal 2003 vests as to 1/48 of the shares each full month. Mr. Smit’s grant of an option to purchase 10,000 shares in fiscal 2004 vests as to 1/48 of the shares each full month.
(4)	Mr. Subramaniam’s grant of an option to purchase 2,400 shares in fiscal 2002 vests as to 25% of the shares on the first anniversary of such option’s grant date and 1/36 of the remaining shares each full month thereafter. Mr. Subramaniam’s grant of an option to purchase 1,300 shares in fiscal 2003 was immediately vested in full. Mr. Subramaniam’s grant of an option to purchase 7,200 shares in fiscal 2003 vests as to 1/48 of the shares each full month.
(5)	Mr. Narang’s grant of an option to purchase 10,499 shares in fiscal 2002 vests as to 33% of the shares on the first anniversary of such option’s grant date and 1/24 of the remaining shares each full month thereafter. Mr. Narang’s grant of an option to purchase 7,000 shares in fiscal 2002 was immediately vested in full. Mr. Narang’s grant of an option to purchase 16,875 shares in fiscal 2002 vests as to 1/36 of the shares each full month. Mr. Narang’s grant of an option to purchase 5,625 shares in fiscal 2002 vests as to 10% of the shares on the first anniversary of such option’s grant date and 1/108 of the remaining shares each full month thereafter. Mr. Narang’s grant of an option to purchase 1,080 shares in fiscal 2003 was immediately vested in full. Mr. Narang’s grant of an option to purchase 35,000 shares in fiscal 2004 vests as to 1/48 of the shares each full month.

Recent Option Grants

The following tables set forth certain information as of June 30, 2004 and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.

Name	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal 2004	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%($)	10%(S)
Ashutosh Roy	0	0.0			0	0
Arnold Adriaanse	10,000	5.4	2.40	12/08/13	15,096	38,256
Eric Smit	10,000	5.4	2.40	12/08/13	15,096	38,256
Anand Subramaniam	0	0.0		12/08/13	0	0
Promod Narang	35,000	18.9	2.40	12/08/13	52,836	133,896

(1)	Potential realizable value assumes that the stock price increases from the exercise price from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of approximately 62.9% (at 5% per year) and 159.4% (at 10% per year). The assumed annual rates of appreciation are specified in SEC rules and do not represent eGain’s estimate or projection of future stock price growth.

Aggregate	Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized($)	Number of Unexercised Options at June 30, 2004		Value of Unexercised In-the Money Options at June 30, 2004(1)
			Exercisable/ Unexercisable		Exercisable/ Unexercisable
Ashutosh Roy	—	$—	3,124	—	—	—
Arnold Adriaanse	—	—	20,748	21,875	—	—
Eric Smit	—	—	7,581	14,219	—	—
Anand Subramaniam	—	—	4,750	4,800	—	—
Promod Narang	—	—	32,789	44,628	—	—

(1)	Calculated on the basis of the fair market value of the underlying securities at June 30, 2004 ($1.05 per share) minus the exercise price. Some options listed in the table have an exercise price that is greater than the fair market value therefore there are no in-the-money options.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of Common Stock of eGain as of October 20, 2004 for the following:

•	each person or entity who is known by eGain to own beneficially more than 5% of the outstanding shares of eGain’s common stock;

•	each of eGain’s current directors;

•	eGain’s chief executive officer and four other most highly compensated executive officers during the fiscal year ended June 30, 2004; and

•	all directors and executive officers of eGain as a group.

Unless otherwise noted, the address of each named beneficial owner is that of eGain.

The percentage ownership is based on 3,695,739 shares of eGain common stock outstanding as of October 20, 2004. All shares subject to the conversion of Series A Preferred Stock and options and warrants exercisable within 60 days after October 20, 2004 are deemed to be beneficially owned by the person or entity holding such preferred stock, options and warrants. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
OHCP GenPar, L.P. (1) 201 Main Street, Suite 2415 Ft. Worth, TX 76102	904,353	19.7%
Elliott Associates, L.P. (2) 712 Fifth Avenue New York, NY 10019	298,561	7.5
J. Taylor Crandall (3) 201 Main Street, Suite 3100 Ft. Worth, TX 76102	296,217	7.4
Robert M. Bass (4) 201 Main Street, Suite 3100 Ft. Worth, TX 76102	284,931	7.2
Granite Private Equity III, LLC (5) One Cablevision Center Liberty, NY 12754	236,523	6.0
Deutsche Bank A. G. (6) 60 Wall Street New York, NY 10005	208,697	5.4

Directors and Executive Officers:
Ashutosh Roy (7)	898,833	21.7
Gunjan Sinha (8)	599,824	15.6
Promod Narang (9)	83,625	2.2
Eric Smit (10)	48,498	1.3
Mark A. Wolfson (11)	18,166	*
David G. Brown (12)	17,666	*
Phiroz P. Darukhanavala (13)	11,000	*
Anand Subramaniam (14)	7,300	*
Arnold Adriaanse	—	*
All executive officers and directors as a group (9 persons) (15)	1,684,912	31.3

*	Indicates less than one percent.
(1)

Includes 744,742 shares subject to the conversion of preferred stock and 137,002 shares subject to an immediately exercisable warrant held by Oak Hill Capital Partners, L.P. and 19,096 shares subject to the conversion of preferred stock and 3,513 shares subject to an immediately exercisable warrant held by Oak Hill Capital Management Partners, L.P. OHCP MGP, LLC, a Delaware limited liability company, is the general partner of OHCP GenPar, L.P., a Delaware limited partnership, which is the general partner of Oak Hill Capital Partners, L.P. and consequently has voting control and investment discretion over securities held by Oak Hill Capital Partners, L.P. OHCP MGP, LLC disclaims beneficial ownership of the shares held by Oak Hill Capital Partners, L.P. OHCP MGP, LLC, a Delaware limited liability company, is the general partner of OHCP GenPar, L.P., a Delaware limited partnership, which is the general partner of Oak Hill Capital Management Partners, L.P and consequently has voting control and investment discretion over securities held by Oak Hill Capital Management Partners, L.P. OHCP MGP, LLC disclaims beneficial ownership of the shares held by Oak Hill Capital Management Partners, L.P. Mark Wolfson, a director of eGain, is a vice president of Oak Hill Capital Management, Inc., a Delaware corporation which provides management and consulting services to Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. and is a principal of Oak Hill Venture Partners, a related entity of the above-referenced entities. David Brown, a director of eGain, is the managing partner of Oak Hill Venture Partners, a related entity of the above-referenced entities.

(2)	As reported on Schedule 13G, filed by Elliott Associates, L.P. on February 13, 2003. Includes shares held by Elliott International, L.P. Paul E. Singer is the general partner of Elliott Associates, L.P. and consequently has voting control and investment discretion over securities held by Elliott Associates, L.P. Elliott International Capital Advisors, Inc., is attorney-in-fact for Elliott International, L.P. (formerly known as Westgate International, L.P.) and consequently has voting control and investment discretion over securities held by Elliott International, L.P. Mr. Singer is the President of Elliott International Capital Advisors, Inc.
(3)	Includes 246,778 shares subject to the conversion of preferred stock and 45,397 shares subject to an immediately exercisable warrant held by FW Investors V, L.P., a Delaware limited partnership, and 4,041 shares held by Group III 31, LLC. FW Management II, L.L.C., a Delaware limited liability company is the general partner of FW Investors V, L.P. and consequently has voting control and investment discretion over securities held by FW Investors V, L.P. FW Management II, L.L.C. disclaims beneficial ownership of the shares held by FW Investors V, L.P. J. Taylor Crandall is the sole member of FW Management II, L.L.C. and Group III 31, LLC.
(4)	Represents shares that are beneficially owned as a result of the distribution by FW Ventures I, L.P, as reported on Schedule 13D filed on March 31, 2004 and amended on October 1, 2004.
(5)	Represents 199,773 shares subject to the conversion of preferred stock and 36,750 shares subject to an immediately exercisable warrant. Alan Gerry is the managing member of Gerry Holding Co. II, LLC, which is the managing member of Granite Private Equity III, LLC and consequently has voting control and investment discretion over securities held by Granite Private Equity III, LLC.
(6)	Includes 176,270 shares subject to the conversion of preferred stock and 32,427 shares subject to an immediately exercisable warrant as estimated by eGain.
(7)	Includes 365,508 shares subject to an immediately exercisable warrant, 70,508 shares subject to the conversion of preferred stock and 3,124 shares subject to immediately exercisable options.
(8)	Includes 117,513 shares subject to the conversion of preferred stock, 21,617 shares subject to an immediately exercisable warrant and 1,000 shares that would be beneficially owned upon exercise of director options.
(9)	Includes 47,567 shares subject to immediately exercisable options and 23,503 shares subject to the conversion of preferred stock.
(10)	Includes 11,018 shares subject to immediately exercisable options and 23,503 shares subject to the conversion of preferred stock.
(11)	Represents 16,166 shares that are beneficially owned as a result of the distribution by FW Ventures I, L.P. and 2,000 shares that would be beneficially owned upon exercise of director options held by Mr. Wolfson. Mark Wolfson, a director of eGain, is a vice president of Oak Hill Capital Management, Inc., a Delaware corporation which provides management and consulting services to Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. and is a principal of Oak Hill Venture Partners, a related entity of the above-referenced entities. Mr. Wolfson disclaims beneficial ownership as to the shares owned by OHCP GenPar, L.P. and related entities.
(12)

Represents 16,166 shares that are beneficially owned as a result of the distribution by FW Ventures I, L.P. and 1500 shares that would be beneficially owned upon exercise of director options held by Mr. Brown. David Brown, a director of eGain, is the managing partner of Oak Hill Venture Partners, a related entity of the above-referenced entities. Mr. Brown disclaims beneficial ownership as to the shares owned by OHCP GenPar, L.P. and related entities.
(13)	Represents 11,000 shares that would be beneficially owned upon exercise of director options held by Mr. Darukhanavala.
(14)	Represents options exercisable within 60 days of October 20, 2004.
(15)	Includes 84,509 shares subject to currently exercisable options or options exercisable within 60 days of October 20, 2004. Also includes 235,027 shares subject to the conversion of preferred stock and 387,125 shares subject to an immediately exercisable warrant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since July 1, 2003, there has not been any transaction or series of transactions to which eGain was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of eGain’s voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

Transactions with Management, Directors and Others

Effective September 29, 2004, eGain and certain holders of Series A Preferred entered into a restructuring agreement and a voting agreement whereby such Series A Preferred holders agreed to vote in favor of an amendment to the Company’s certificate of incorporation providing for the conversion of all outstanding shares of Series A Preferred. The terms and conditions of this transaction, along with the interests of eGain’s management, directors and certain other parties, are discussed extensively in Proposal 2 .

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

In the past, eGain has granted options to purchase common stock to its directors and executive officers. eGain intends to grant such options to its directors and executive officers in the future.

Business Relationships

eGain has entered into indemnification agreements with each of its directors and executive officers. Such agreements require eGain to indemnify such individuals to the fullest extent permitted under Delaware law.

It is eGain’s current policy that all transactions between eGain and its officers, directors, 5% stockholders and eGain’s affiliates will be entered into only if these transactions are approved by a majority of the disinterested directors, are on terms no less favorable to eGain than could be obtained from unaffiliated parties and are reasonably expected to benefit eGain.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The aggregate fees for professional services by the Company’s independent auditors and certain of their international affiliates in fiscal 2004 and fiscal 2003 for these various services to the Company and its subsidiaries were:

Audit Fees

The aggregate audit fees billed or to be billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements was approximately $125,200 for fiscal 2004.

The aggregate audit fees billed or to be billed by Ernst & Young LLP for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were approximately $100,000 for fiscal 2004 and $301,000 for fiscal 2003.

Audit-Related Fees

The aggregate fees billed or to be billed by BDO Seidman, LLP or certain of its international affiliates for services delivered in the U.K., Europe and India related to the ability to render a U.S. GAAP opinion on the Company’s or its subsidiaries financial statements or regulatory compliance reasonable related to the performance of review of Company’s or its subsidiaries financial statements was approximately $46,000 for fiscal 2004.

The aggregate fees billed or to be billed by Ernst & Young LLP or certain of its international affiliates for each of the last two fiscal years for services delivered in the U.K., Europe and India related to the ability to render a U.S. GAAP opinion on the Company’s or its subsidiaries financial statements or regulatory compliance reasonable related to the performance of review of Company’s or its subsidiaries financial statements were approximately $12,500 for fiscal 2004 and approximately $62,000 for fiscal 2003.

Tax Fees

The aggregate fees billed or to be billed by BDO Seidman, LLP for professional services related to tax advice, tax compliance, tax auditing, tax planning and foreign tax matters were approximately $21,165 for fiscal 2004.

The aggregate fees billed or to be billed by Ernst & Young LLP in each of the last two fiscal years for professional services related to tax advice, tax compliance, tax auditing, tax planning and foreign tax matters were approximately $20,000 for fiscal 2004 and $57,000 for fiscal 2003.

All Other Fees

There were no fees billed to the Company by BDO Seidman, LLP for the fiscal year ended June 30, 2004 for services and products to the Company and its subsidiaries other than those reported in the categories above. The aggregate fees billed or to be billed by Ernst & Young LLP and certain of its international affiliates in each of the last two fiscal years for services and products to the Company and its subsidiaries other than those reported in the categories above were $11,000 for fiscal 2004 and $24,480 for fiscal 2003. The nature of the other services included real estate and other miscellaneous services.

Policy on Pre-Approval of Retention of Independent Auditors

The engagement of BDO Seidman, LLP and certain of its international affiliates for non-audit accounting and tax services performed for the Company is limited to those circumstances where these services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services. Pursuant to the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services for which the Company engages BDO Seidman, LLP and certain of its international affiliates require pre-approval by the Audit Committee. The percentage of Statutory Audit Fees, Tax Fees and All Other Fees, out of all fees paid to BDO Seidman, LLP and certain of its international affiliates, and all as approved by the Audit Committee in accordance with these procedures, was 35% for fiscal 2004. The percentage of Statutory Audit Fees, Tax Fees and All Other Fees, out of all fees paid to Ernst & Young, LLP and certain of its international affiliates, and all as approved by the Audit Committee in accordance with these procedures, was 32% for fiscal 2003.

The Audit Committee considered the provision by BDO Seidman, LLP and certain of its international affiliates of non-audit services to the Company and determined that the provision of these services was compatible with maintaining the independence of BDO Seidman, LLP.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.    Exhibits

Exhibit No.	Description of Exhibits
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of Ashutosh Roy, Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2004.

eGAIN COMMUNICATIONS CORPORATION

By:	/S/ ASHUTOSH ROY
Ashutosh Roy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2004

/S/ ERIC SMIT Eric Smit	Chief Financial Officer (Principal Financial Officer)	October 28, 2004

* Mark A. Wolfson	Director	October 28, 2004

* David Brown	Director	October 28, 2004

* Gunjan Sinha	Director	October 28, 2004

Phiroz P. Darukhanavala	Director	October 28, 2004

*By:	/S/ ASHUTOSH ROY
Ashutosh Roy Attorney-in-Fact