Form 10-Q
period 2004-09-30
EGAIN COMMUNICATIONS CORP
filed 2004-11-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-30260

eGAIN COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 E. Middlefield, Mountain View, CA

(Address of principal executive offices)

94043

(Zip Code)

(650) 230-7500

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock $0.001 par value	3,695,739

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,438	$5,181
Restricted cash	12	12
Accounts receivable, net	3,887	2,876
Prepaid and other current assets	1,230	1,408

Total current assets	9,567	9,477

Property and equipment, net	482	473
Goodwill, net	4,880	4,880
Other assets	286	331

	$15,215	$15,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,113	$1,036
Accrued compensation	845	765
Accrued liabilities	1,486	1,335
Deferred revenue	3,799	3,731
Current portion of accrued restructuring	76	86
Current portion of bank borrowings	615	506
Current portion of capital lease obligations	5	9

Total current liabilities	7,939	7,468

Related party notes payable	6,839	6,607
Accrued restructuring, net of current portion	1,247	1,264
Other long term liabilities	239	242

Total liabilities	16,264	15,581

Commitments

Stockholders’ equity:
Series A cumulative convertible preferred stock; Aggregate liquidation preference of $111,603 at September 30, 2004	110,705	108,755
Common stock	4	4
Additional paid-in capital	204,771	206,721
Notes receivable from stockholders	(95)	(94)
Accumulated other comprehensive income (loss)	(346)	(290)
Accumulated deficit	(316,088)	(315,516)

Total shareholders’ equity (deficit)	(1,049)	(420)

	$15,215	$15,161

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2004	2003
Revenue:
License	1,273	790
Support and Services	3,448	3,783

Total revenue	4,721	4,573
Cost of license	173	451
Cost of support and services	1,455	1,509

Gross profit	3,093	2,613

Operating costs and expenses:
Research and development	538	1,065
Sales and marketing	2,101	2,125
General and administrative	750	909
Amortization of other intangible assets	—	306
Restructuring and other	—	127

Total operating costs and expenses	3,389	4,532

Loss from operations	(296)	(1,919)
Non-operating (expenses)	(276)	(153)

Net loss	(572)	(2,072)

Dividends on convertible preferred stock	(1,951)	(1,825)

Net loss applicable to common stockholders	$(2,523)	$(3,897)

Per Share information:
Basic and diluted net loss per common share	$(0.68)	$(1.06)

Weighted average shares used in computing basic and diluted net loss per common share	3,696	3,676

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(572)	$(2,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95	412
Loss on disposal of fixed assets	—	6
Amortization of other intangible assets	—	306
Accrued interest and amortization of discount on related party notes	232	69
Changes in operating assets and liabilities:
Restricted cash	—	285
Accounts receivable	(1,011)	425
Prepaid and other current assets	178	335
Other assets	45	147
Accounts payable	77	20
Accrued compensation	80	(61)
Accrued liabilities	151	(377)
Accrued restructuring	(27)	(185)
Deferred revenue	68	(248)
Other long term liabilities	(3)	1

Net cash (used in) operating activities	(687)	(937)

Cash flows from investing activities:
Purchases of property and equipment	(104)	(64)

Net cash (used in) investing activities	(104)	(64)

Cash flows from financing activities:
Payments on borrowings	(506)	(1,077)
Payments on capital lease obligations	(4)	(3)
Proceeds from borrowings	615	536
Net proceeds from issuance of common stock	(1)	45

Net cash provided by / (used in) financing activities	104	(499)

Effect of exchange rate differences on cash	(56)	(7)

Net decrease in cash and cash equivalents	(743)	(1,507)
Cash and cash equivalents at beginning of period	5,181	4,407

Cash and cash equivalents at end of period	$4,438	$2,900

Supplemental cash flow disclosures:
Cash paid for interest	$29	$84
Tax expense	88	11

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2004, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2004 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

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

Note 3. Stock-Based Compensation

We account for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. As of September 30, 2004 and June 30, 2004, there was no outstanding balance of deferred stock compensation.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended September 30,
	2004	2003
As Reported :
Net loss applicable to common stockholders	$(2,523)	$(3,897)
Basic and diluted net loss per share	(0.68)	(1.06)

Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(58)	(188)

Pro Forma:
Net loss applicable to common stockholders	$(2,581)	$(4,085)
Basic and diluted net loss per share	(0.70)	(1.11)

Note 4. Goodwill and Other Intangible Assets

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

We performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first fiscal quarter of 2005 as we did not identify any unfavorable indicators during the quarter.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During the first quarter of fiscal 2005, we did not have any such losses.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

September 30, 2004
Gross carrying amount of goodwill after impairment charge	$86,664
Accumulated amortization of goodwill	(81,784)
Net carrying amount of goodwill	$4,880

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 3 to 4 years. The intangible assets were fully amortized as of June 30, 2004.

Note 5. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net loss applicable to common stockholders	$(2,523)	$(3,897)

Basic and diluted:

Weighted-average shares outstanding	3,696	3,676
Less weighted-average shares subject to repurchase	0	0

Weighted-average shares used in computing basic and diluted net loss per common share	3,696	3,676

Basic and diluted net loss per common share	$(0.68)	$(1.06)

Outstanding options and warrants to purchase 1,175,388 and 958,184 shares of common stock at September 30, 2004 and 2003, respectively, and convertible preferred stock convertible into 2,050,165 and 1,918,139 shares of common stock at September 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 6. Comprehensive Loss

We report comprehensive loss and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss was $628,000 and $2.1 million for the quarters ended September 30, 2004 and 2003, respectively. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at September 30, 2004 consists solely of accumulated foreign currency translation adjustments.

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

Information relating to our geographic areas is as follows (in thousands):

	Three months ended September 30,
	2004	2003
Total Revenue:
North America	$2,310	$2,530
Europe	2,310	2,000
Asia Pacific	101	43
India	—	—

	$4,721	$4,573

Operating Income (Loss):
North America	$(225)	$(1,358)
Europe	432	50
Asia Pacific	(45)	(70)
India	(458)	(535)

	$(296)	$(1,913)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	September 30,	September 30,
	2004	2003
North America	$5,646	$5,394
Europe	3,835	3,591
Asia Pacific	220	296
India	634	620

	$10,335	$9,901

During the quarter ended September 30, 2004, one customer accounted for more than 10% of total revenue. No single customer accounted for more than 10% of total revenue in any other period presented above.

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

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors

L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the remaining warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loan as of September 30, 2004 was $2.4 million. As of September 30, 2004, warrants to purchase 312,501 shares of common stock were outstanding but not yet vested.

Note 9. Bank Borrowings

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”) (see Note 6 to Consolidated Financial Statements), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. In addition, when entering into the AR Facility, we also combined the existing term loan and equipment loan with SVB into one term loan facility in the amount of $2.6 million. This new term loan was secured by establishing a restricted certificate of deposit and was reduced by scheduled amortization payments until the term loan was paid in full on February 27, 2004. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of 7% per annum or prime plus 3% or, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility through June 30, 2004. On June 25, 2004, we entered into a modification agreement that extended the term of the agreement through September 30, 2004. In September 2004 we entered into a modification agreement with SVB that extended the term of the AR Facility through October 30, 2004. As of September 30, 2004, the outstanding balance under the AR Facility was $615,000, collateralized by $770,000 of receivables. See also Note 15 to Consolidated Financial Statements.

Note 10. Restructuring

Background

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	In order to further align our operating structure with anticipated revenue levels, we restructured our operations towards the end of fiscal 2001 (the “Fiscal 2001 Plan”). The Fiscal 2001 Plan consisted primarily of reductions in our workforce and office closures in North America. The plan was completed and paid in full in fiscal year 2004.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002 (the “Fiscal 2002 Plan”). The Fiscal 2002 Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2003 (the “Fiscal 2003 Plan”). The Fiscal 2003 Plan consisted primarily of the further reductions in our workforce, the consolidation of excess facilities in North America and the closure of several local offices throughout the world. The plan was completed and paid in full as of September 30, 2004.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004 (the “Fiscal 2004 Plan”). The Fiscal 2004 Plan consisted of further reductions in our workforce in Europe. The employee severance payments relating to the Fiscal 2004 Plan have been paid in full in fiscal year 2004.

During the quarter ended September 30, 2004, we did not record any additional restructuring charges. The total payment made in the quarter was $27,000 and applied to both the Fiscal 2003 plan and the Fiscal 2002 plan.

Fiscal 2003 Plan

In fiscal year 2003, the total restructuring charge relating to the Fiscal 2003 Plan was $2.3 million. The $2.3 million expense included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring. The plan was completed and paid in full as of September 30, 2004.

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

As of September 30, 2004, the remaining accrual for the Fiscal 2002 Plan includes estimated contingent payments related to two lease settlements for excess facilities that were originally included in the Fiscal 2002 Plan. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. As of September 30, 2004, we estimated the combined value of these two contingent payments to be $1.2 million.

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 30, 2004 (in thousands):

	Fiscal 2003 plan			Fiscal 2002 plan
	Facilities related	Severance	Other	Facilities related	Severance	Other	Total
Balance as of June 30, 2004	$15	$—	$—	$1,335	$—	$—	$1,350

Excess facilities	—	—	—	—	—	—	—
Employee severance	—	—	—	—	—	—	—
Professional and miscellaneous charges	—	—	—	—	—	—	—
Provision adjustment	—	—	—	—	—	—	—

Total charges	—	—	—	—	—	—	—
Cash paid	(15)	—	—	(12)	—	—	(27)
Non-cash paid	—	—	—	—	—	—	—

Balance as of September 30, 2004	$—	$—	$—	$1,323	$—	$—	$1,323

Note 11. Other income and expense

During the quarter ended September 30, 2004, we recorded other expense of $276,000 compared to $153,000 in the comparable year-ago quarter. The non-operating expense for the quarter ended September 30, 2004 primarily consisted of interest expense of $230,000, tax expense of $88,000 and partially offset by $42,000 gain on foreign exchange.

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

Note 15. Subsequent Event

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provides for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility.

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

Recent Developments

Effective September 29, 2004, eGain Communications Corporation and certain holders of its 6.75% Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) entered into a restructuring agreement and a voting agreement and proxy whereby such Series A Preferred holders have agreed to vote in favor of an amendment to the Company’s certificate of incorporation providing for the conversion of all outstanding shares of Series A Preferred into approximately 11.6 million shares of common stock. The holders of the converted shares would have rights to register the shares of common stock received in such conversion for resale. The proposed conversion is subject to the approval of the holders of a majority of the outstanding common stock. We are submitting the proposal to approve the conversion at our 2004 Annual Meeting of Stockholders to be held in December 2004. If approved, the conversion would be effected promptly following common stockholder approval.

Absent an agreement to the contrary, the Series A Preferred is scheduled to be redeemed in August 2005 for approximately $123.3 million (the amount of $88.5 million plus accretion from August 2000), payable at the company’s option in (1) cash or (2) common stock based on a price equal to 95% of the then-current trading value of the common stock.

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

We performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first fiscal quarter of 2005 as we did not identify any unfavorable indicators during the quarter.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months September 30,
	2004	2003
Revenue:
License	27%	17%
Support and Services	73%	83%

Total revenue	100%	100%
Cost of license	4%	10%
Cost of support and services	31%	33%

Gross profit	65%	57%

Operating costs and expenses:
Research and development	11%	23%
Sales and marketing	44%	46%
General and administrative	16%	20%
Amortization of other intangible assets	—%	7%
Amortization of deferred compensation	—%	0%
Restructuring and other	—%	3%

Total operating costs and expenses	71%	99%

Loss from operations	(6)%	(42)%

Revenues

Total revenue increased 3% to $4.7 million in the quarter ended September 30, 2004 from $4.6 million in the quarter ended September 30, 2003. During the quarter ended September 30, 2004, one customer accounted for more than 10% of total revenue. No single customer accounted for more than 10% of total revenue for the quarter ended September 30, 2003. Based upon current sales activities we anticipate total revenue to increase slightly in future quarters.

License

License revenue increased 61% to $1.3 million in the quarter ended September 30, 2004 from $790,000 in the quarter ended September 30, 2003. The increase was primarily due to the purchase by existing customers of additional licenses for previously purchased products, as well as licenses for new products purchased in the current quarter. License revenue represented 27% and 17% of total revenue for the quarters ended September 30, 2004 and 2003, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future periods as a result of the timing of license transactions being completed.

Support and Services

Support and services revenue, that includes hosting services, training, maintenance and support and consulting and implementation services revenue, decreased 9% to $3.4 million in the quarter ended September 30, 2004 from $3.8 million in the quarter ended September 30, 2003. Support and services revenue represented 73% and 83% of total revenue for the quarters ended September 30, 2004 and 2003, respectively.

Hosting services revenue increased 27% to $928,000, in the quarter ended September 30, 2004 from $732,000 in the quarter ended September 30, 2003. The increase was primarily due to the reduction in the number of hosted customer terminations and an increase in the number of new hosted customer contracts signed over the past year. We expect hosting revenue to be relatively constant in future periods based upon current renewal rates for existing hosted customers and the rate that we are signing up new hosted customers.

Maintenance and support revenue decreased 5% to $1.9 million in the quarter ended September 30, 2004 from $2.0 million in the quarter ended September 30, 2003. We expect maintenance and support revenue to be relatively constant in future periods based upon current renewal rates for existing maintenance and support customers and the current levels of new license sales.

Consulting and implementation services and training revenue decreased 37% to $677,000 in the quarter ended September 30, 2004 from $1.1 million in the quarter ended September 30, 2003. The decrease was due in part to increased revenue recognized in the quarter ended September 30, 2003 associated with existing customers upgrading to our recently released eGain Service 6 product. In addition, certain consulting and implementation service engagements were delayed in the quarter ended September 30, 2004 due to the wave of hurricanes that impacted business operations for certain of our customers located on the east coast of North America. We expect consulting and implementation services revenue to increase slightly in subsequent quarters as we complete certain contracts that were delayed in the quarter ended September 30, 2004.

Cost of Revenues

Total cost of revenues decreased 17% to $1.6 million in the quarter ended September 30, 2004, from $2.0 million in the quarter ended September 30, 2003 and decreased as a percentage of total revenues to 35% (a gross margin of 65%) in the 2004 period from 43% (a gross margin of 57%) during the 2003 period.

Cost of License

Cost of license primarily includes the amortization of prepaid third-party software royalties and delivery costs for shipments to customers. Cost of license decreased 62% to $173,000 in the quarter ended September 30, 2004, from $451,000 in the quarter ended September 30, 2003. The decrease was primarily due to the expiration of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. Based upon the expiration of one royalty agreement part way through the quarter ended September 30, 2004, we anticipate a further decrease in cost of license in future periods.

Cost of Support and Services

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Cost of support and services decreased 4% or $54,000 to $1.5 million in the quarter ended September 30, 2004 from the quarter ended September 30, 2003. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of support and services in future periods.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 49% to $538,000 in the quarter ended September 30, 2004 from $1.1 million in the quarter ended September 30, 2003. The decrease was primarily due to the headcount reduction in North America and the migration of development resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research development in future periods.

Sales and Marketing

Sales expenses primarily consist of compensation and benefit of our sales and business development personnel expenses and, to a lesser extent, occupancy costs and related overhead. Sales expenses decreased 10% or $182,000 to $1.7 million in the quarter ended September 30, 2004 from the quarter ended September 30, 2003. The decrease was primarily due to the reduction in commission expense.

Marketing expenses primarily consist of compensation and benefits, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Marketing expenses increased 55% or $158,000 to $444,000 in the quarter ended September 30, 2004 from the quarter ended September 30, 2003. The increase was primarily due to the increase in marketing programs and lead generation activities. Based upon current revenue expectations, we anticipate a slight increase in sales and marketing expenses in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 17% to $750,000 in the quarter ended September 30, 2004 from $909,000 in the quarter ended September 30, 2003. The decrease was primarily due to the reduction in premiums for directors’ and officers’ liabilities insurance, a reduction in executive personnel and compensation expense and a reduction in depreciation expense due to assets being fully depreciated. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Amortization of Other Intangible Assets

Amortization of other intangibles decreased to $0 during the quarter ended September 30, 2004 from $306,000 during the quarter ended September 30, 2003. The other intangible assets were fully amortized as of June 30, 2004.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first fiscal quarter of 2005 as we did not identify any unfavorable indicators during the quarter.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2004, we did not have any such losses.

Restructuring and Other Expense

Restructuring and other expenses decreased to $0 for the quarter ended September 30, 2004 from $127,000 for the quarter ended September 30, 2003.

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	In order to further align our operating structure with anticipated revenue levels, we restructured our operations towards the end of fiscal 2001 (the “Fiscal 2001 Plan”). The Fiscal 2001 Plan consisted primarily of reductions in our workforce and office closures in North America. The plan was completed and paid in full in fiscal year 2004.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002 (the “Fiscal 2002 Plan”). The Fiscal 2002 Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2003 (the “Fiscal 2003 Plan”). The Fiscal 2003 Plan consisted primarily of the further reductions in our workforce, the consolidation of excess facilities in North America and the closure of several local offices throughout the world. The plan was completed and paid in full as of September 30, 2004.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004 (the “Fiscal 2004 Plan”). The Fiscal 2004 Plan consisted of further reductions in our workforce in Europe. The employee severance payments relating to the Fiscal 2004 Plan have been paid in full in fiscal year 2004.

During the quarter ended September 30, 2004, we did not record any additional restructuring charges. The total payment made in the quarter was $27,000 and applied to both the Fiscal 2003 plan and the Fiscal 2002 plan.

Fiscal 2003 Plan

In fiscal year 2003, the total restructuring charge relating to the Fiscal 2003 Plan was $2.3 million. The $2.3 million expense included $772,000 related to the closure of local offices in Holland, France, Germany, Australia and Singapore, $225,000 for additional consolidation of excess facilities in North America, $1.2 million in employee severance payments and $61,000 in professional services and miscellaneous charges related to the restructuring. The plan was completed and paid in full as of September 30, 2004.

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

As of September 30, 2004, the remaining accrual for the Fiscal 2002 Plan includes estimated contingent payments related to two lease settlements for excess facilities that were originally included in the Fiscal 2002 Plan. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. As of September 30, 2004, we estimated the combined value of these two contingent payments to be $1.2 million.

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 30, 2004 (in thousands):

	Fiscal 2003 plan			Fiscal 2002 plan
	Facilities related	Severance	Other	Facilities related	Severance	Other	Total
Balance as of June 30, 2004	$15	$—	$—	$1,335	$—	$—	$1,350

Excess facilities	—	—	—	—	—	—	—
Employee severance	—	—	—	—	—	—	—
Professional and miscellaneous charges	—	—	—	—	—	—	—
Provision adjustment	—	—	—	—	—	—	—

Total charges	—	—	—	—	—	—	—
Cash paid	(15)	—	—	(12)	—	—	(27)
Non-cash paid	—	—	—	—	—	—	—

Balance as of September 30, 2004	$—	$—	$—	$1,323	$—	$—	$1,323

Non-operating Income (expense)

Non-operating expense increased 80% to $276,000 during the quarter ended September 30, 2004 from $153,000 during the quarter ended September 30, 2003. This increase was primarily due to the increase in the interest expense accrued on related party notes. The non-operating expense for the quarter ended September 31, 2004 primarily consisted of interest expense of $230,000, tax expense of $88,000 and partially offset by $42,000 gain on foreign exchange.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of $1.6 million, compared to a working capital deficit of $1.4 million at September 30, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months.

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

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During the quarter ended September 30, 2004, the accretion of the convertible preferred shares totaled $1.9 million. The cumulative accretion through September 30, 2004 totals $28.1 million.

On September 20, 2002, we entered into a new accounts receivable purchase agreement (the “AR Facility”) with Silicon Valley Bank (“SVB”) (see Note 6 to Consolidated Financial Statements), which replaced the existing revolving line of credit. The AR Facility provides for the sale of up to $5.0 million in certain qualified receivables, bears interest at a rate of prime plus 5.0% per annum and carries a 0.5% monthly administrative fee. In addition, when entering into the AR Facility, we also combined the existing term loan and equipment loan with SVB into one term loan facility in the amount of $2.6 million. This new term loan was secured by establishing a restricted certificate of deposit and was reduced by scheduled amortization payments until the term loan was paid in full on February 27, 2004. There are no financial or operational covenant requirements under this agreement. On March 25, 2003, we entered into a modification agreement with SVB which extended the term of the AR Facility through

June 30, 2003 and revised the sale amount of qualified receivables from $5.0 million to $1.9 million. On June 25, 2003, we entered into a modification agreement for the AR Facility with SVB that extended the term of the AR Facility through September 30, 2003. On September 25, 2003, we entered into a modification agreement with SVB that extended the term of the AR Facility through December 31, 2003 and revised the interest to a rate of 7% per annum or prime plus 3% or, whichever is greater. On December 19, 2003 we entered into a modification agreement with SVB that extended the term of the AR Facility through June 30, 2004. On June 25, 2004, we entered into a modification agreement that extended the term of the agreement through September 30, 2004. In September 2004 we entered into a modification agreement with SVB that extended the term of the AR Facility through October 30, 2004. As of September 30, 2004, the outstanding balance under the AR Facility was $615,000, collateralized by $770,000 of receivables. See also Note 15 to Consolidated Financial Statements.

On September 30, 2004, cash and cash equivalents were $4.4 million, a decrease of $743,000 from $5.2 million at June 30, 2004. Working capital at September 30, 2004 was $1.6 million representing a decrease of $381,000 from June 30, 2004.

Net cash used in operating activities was $687,000 and $937,000 during the quarters ended September 30, 2004 and 2003, respectively. Cash used in operating activities was primarily the result of the increase in accounts receivables during the period and the net loss, partially offset by non-cash charges.

Net cash used in investing was $104,000 and $64,000 during the quarters ended September 30, 2004 and 2003, respectively. Cash used in investing activities was primarily due to equipment purchases.

Net cash provided by financing activities was $104,000 during the quarter ended September 30, 2004 compared to $499,000 of net cash used in financing activities during the quarter ended September 30, 2003. Cash provided by financing activities in the quarter ended September 30, 2004 was primarily due to the increase in borrowing under the SVB AR Facility. Cash used in financing activities in the quarter ended September 30, 2003, was primarily due to the payments on borrowings and capital leases, accrued interest and amortization of discount on related party notes, partially offset by proceeds from borrowings and the issuance of common stock.

The following table summarizes our contractual obligations at September 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Capital leases	$5	$—	$—	$—	$—	$—	$5
Operating leases	560	557	571	433	171	342	2,634
Bank borrowings	615	—	—	—	—	—	615
Related Party Note Payable	—	—	—	2,000	4,500	—	6,500

Total	1,180	557	571	2,433	4,671	342	9,754

Effective September 29, 2004, eGain Communications Corporation and certain holders of its 6.75% Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) entered into a restructuring agreement and a voting agreement and proxy whereby such Series A Preferred holders have agreed to vote in favor of an amendment to the Company’s certificate of incorporation providing for the conversion of all outstanding shares of Series A Preferred into approximately 11.6 million shares of common stock. The holders of the converted shares would have rights to register the shares of common stock received in such conversion for resale. The proposed conversion is subject to the approval of the holders of a majority of the outstanding common stock. We are submitting the proposal to approve the conversion at our 2004 Annual Meeting of Stockholders to be held in December 2004. If approved, the conversion would be effected promptly following common stockholder approval.

Absent an agreement to the contrary, the Series A Preferred is scheduled to be redeemed in August 2005 for approximately $123.3 million (the amount of $88.5 million plus accretion from August 2000), payable at the company’s option in (1) cash or (2) common stock based on a price equal to 95% of the then-current trading value of the common stock.

Additional Factors That May Affect Future Results

We have a history of losses and expect continuing losses and may never achieve profitability

We incurred a net loss of $572,000 for the quarter ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $316.1 million. We do not know when or if we will become profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources at reduced levels on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do not become profitable within the timeframe expected by financial analysts or investors, the market price of our common stock may further decline. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Epiphany, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP, Inc. and similar companies who may attempt to sell customer service software to their installed base.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

As of September 30, 2004, we have working capital of $1.6 million, compared to a working capital of $2.0 million at June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2004 and that customers continue to pay on a timely basis, and we may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

On September 29, 2004 we and certain Series A holders entered into a restructuring agreement and a voting agreement and proxy whereby such Series A holders have agreed to vote in favor of an amendment to our certificate of incorporation providing for the conversion of all outstanding shares of Series A into approximately 11.6 million shares of common stock. This proposed conversion, while eliminating the Series A liquidation preference, which currently exceeds $116 million, would be highly dilutive to holders of our common stock. The holders of the converted shares would have rights to register the shares of common stock received in such conversion for resale. The proposed conversion is subject to the approval of the holders of majority of the outstanding common stock. We are submitting the proposal to approve the conversion to the holders of common stock at our 2004 Annual Meeting of Stockholders to be held in December 2004. If approved, the conversion would be effected promptly following common stockholder approval.

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

Our international operations involve various risks

We derived 51% of our revenues from international sales for the quarter ended September 30, 2004 compared to 45% for the quarter ended September 30, 2003. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits No.	Description of Exhibits
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 if the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 if the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(b)	Reports on Form 8-K

We filed two reports on Form 8-K for the quarter ended September 30, 2004 as follows:

Date	Item Reported on
September 30,2004	Restructuring Agreement between eGain Communications Corporation and certain holders of its 6.75% Series A Cumulative Convertible Preferred Stock dated as of September 29, 2004.

November 3, 2004	Press release filed announcing quarter ended September 30, 2004 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	eGAIN COMMUNICATIONS CORPORATION
	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)