Form 10-Q
period 2004-12-31
EGAIN COMMUNICATIONS CORP
filed 2005-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock $0.001 par value	15,288,451

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,534	$5,181
Restricted cash	12	12
Accounts receivable, net	3,184	2,876
Prepaid and other current assets	1,276	1,408

Total current assets	10,006	9,477
Property and equipment, net	529	473
Goodwill	4,880	4,880
Other assets	201	331

	$15,616	$15,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$956	$1,036
Accrued compensation	961	765
Accrued liabilities	1,318	1,335
Current portion of deferred revenue	4,372	3,731
Current portion of accrued restructuring	38	86
Current portion of bank borrowings	750	506
Current portion of capital lease obligations	1	9

Total current liabilities	8,396	7,468
Related party notes payable	7,075	6,607
Accrued restructuring, net of current portion	288	1,264
Other long term liabilities	230	242

Total liabilities	15,989	15,581
Commitments
Stockholders’ deficit:
Series A cumulative convertible preferred stock	—	108,755
Common stock	15	4
Additional paid-in capital	315,467	206,721
Notes receivable from stockholders	(96)	(94)
Accumulated other comprehensive loss	(403)	(290)
Accumulated deficit	(315,356)	(315,516)

Total shareholders’ deficit	(373)	(420)

	$15,616	$15,161

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue:
License	$1,384	$1,254	$2,657	$2,044
Support and Services	3,803	3,836	7,251	7,619

Total revenue	5,187	5,090	9,908	9,663
Cost of license	76	432	249	865
Cost of support and services	1,512	1,741	2,967	3,268

Gross profit	3,599	2,917	6,692	5,530
Operating costs and expenses:
Research and development	524	660	1,062	1,725
Sales and marketing	2,206	2,011	4,307	4,136
General and administrative	848	939	1,598	1,848
Amortization of other intangible assets	—	306	—	612
Restructuring	(958)	46	(958)	167

Total operating costs and expenses	2,620	3,962	6,009	8,488

Income (loss) from operations	979	(1,045)	683	(2,958)
Non-operating income (expense)	(247)	155	(523)	(4)

Net income / (loss)	732	(890)	160	(2962)
Dividends on convertible preferred stock	(1,781)	(1,825)	(3,732)	(3,650)

Net loss applicable to common stockholders	$(1,049)	$(2,715)	$(3,572)	$(6,612)

Per Share information:
Basic and diluted net loss per common share	$(0.22)	$(0.74)	$(0.84)	$(1.80)

Weighted average shares used in computing basic and diluted net loss per common share	4,831	3,688	4,264	3,682

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income / (loss)	$160	$(2,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	183	724
Loss on disposal of fixed assets	—	(5)
Amortization of other intangible assets	—	613
Accrued interest and amortization of discount on related party notes	468	184
Changes in operating assets and liabilities:
Restricted cash	—	476
Accounts receivable	(308)	942
Prepaid and other current assets	132	541
Other assets	130	195
Accounts payable	(80)	(277)
Accrued compensation	196	(23)
Accrued liabilities	(17)	(652)
Accrued restructuring	(1,024)	(386)
Deferred revenue	641	(755)
Other long term liabilities	(12)	3

Net cash provided by / (used in) operating activities	469	(1,382)

Cash flows from investing activities:
Purchases of property and equipment	(239)	(97)

Net cash used in investing activities	(239)	(97)

Cash flows from financing activities:
Payments on borrowings	(1,121)	(1,947)
Payments on capital lease obligations	(8)	(8)
Proceeds from borrowings	1,365	776
Proceeds from borrowings from related party	—	2,000
Net proceeds from issuance of common stock	—	62

Net cash provided by financing activities	236	883

Effect of exchange rate differences on cash	(113)	(81)

Net increase (decrease) in cash and cash equivalents	353	(677)
Cash and cash equivalents at beginning of period	5,181	4,407

Cash and cash equivalents at end of period	$5,534	$3,730

Supplemental cash flow disclosures:
Cash paid for interest	$466	$216
Cash paid for taxes	136	—
Non cash item:
Conversion of preferred stock to common stock	112,486	—

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Nature of Business and Basis of Presentation

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. eGain Service 7™, our software suite, available through licensed or hosted models, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain SMP™, a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

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

Support and service revenues are primarily derived from hosting fees, consulting fees, maintenance agreements, and training. Revenue from hosting services is recognized ratably over the period of the agreement as services are provided. Hosting agreements are typically for a period of one year and automatically renew unless either party cancels the agreement. Service revenue from consulting and training, billed on a time and materials basis, is recognized as performed. Service revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events if identified in the agreement, or based on an estimated percentage of completion as work progresses. Maintenance agreements typically include the right to software updates on an if-and-when-available basis. The fair value of maintenance revenue, established by annual maintenance renewals of existing customers, is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

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

Note 3. Stock-Based Compensation

We account for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. As of December 31, 2004 and June 30, 2004, there was no outstanding balance of deferred stock compensation.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
As Reported:
Net loss applicable to common stockholders	$(1,049)	$(2,715)	$(3,572)	$(6,612)
Basic and diluted net loss per share	(0.22)	(0.74)	(0.84)	(1.80)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(57)	(180)	(115)	(366)
Pro Forma:
Net loss applicable to common stockholders	$(1,106)	$(2,895)	$(3,687)	$(6,978)
Basic and diluted net loss per share	(0.23)	(0.78)	(0.86)	(1.90)

Note 4. Goodwill

We review the value of goodwill annually (or more frequently if impairment indicators arise) for impairment. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company.

We performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first and second fiscal quarters of 2005, as we did not identify any unfavorable indicators for the six months ended December 31, 2004.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During the first and second quarters of fiscal 2005, we did not have any such losses.

Note 5. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(1,049)	$(2,715)	$(3,572)	$(6,612)

Basic and diluted:
Weighted-average shares outstanding	4,831	3,688	4,264	3,682
Less weighted-average shares subject to repurchase	0	0	0	0

Weighted-average shares used in computing basic and diluted net loss per common share	4,831	3,688	4,264	3,682

Basic and diluted net loss per common share	$(0.22)	$(0.74)	$(0.84)	$(1.80)

Outstanding options and warrants to purchase 918,685 and 1,258,752 shares of common stock at December 31, 2004 and 2003, respectively, and convertible preferred stock convertible into 0 and 1,950,227 shares of common stock at December 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 6. Comprehensive Income / Loss

We report comprehensive income / loss and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $675,000 for the quarter ended December 31, 2004 and the comprehensive loss was $964,000 for the quarter ended December 31, 2003. Comprehensive income was $47,000 for the six months ended December 31, 2004 and comprehensive loss was $3.0 million for the six months ended December 31, 2003. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at December 31, 2004 consists solely of accumulated foreign currency translation adjustments.

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

Information relating to our geographic areas is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Total Revenue:
North America	$2,752	$2,412	$5,062	$4,943
Europe	2,304	2,456	4,614	4,456
Asia Pacific	131	222	232	264
India	—	—	—	—

	$5,187	$5,090	$9,908	$9,663

Operating Income (Loss):
North America	$1,089	$(1,118)	$864	$(2,476)
Europe	362	492	794	542
Asia Pacific	(37)	86	(82)	16
India	(435)	(505)	(893)	(1,040)

	$979	$(1,045)	$683	$(2,958)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	December 31,	December 31,
	2004	2003
North America	$5,530	$5,907
Europe	3,669	2,729
Asia Pacific	127	392
India	680	473

	$10,006	$9,501

During the three and six months ended December 31, 2004 and 2003, there was no single customer that accounted for more than 10% of total revenue.

Note 8. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with each of such loans. The five years subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors

L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the remaining warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loan as of December 31, 2004 was $2.4 million. As of December 31, 2004, warrants to purchase 156,250 shares of common stock were outstanding but not yet vested.

Note 9. Bank Borrowings

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of December 31, 2004, the interest rate was 7%, the outstanding balance under the Credit Facility was $750,000, and the unused available balance was $750,000.

Note 10. Restructuring

Background

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002. The Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004. The Plan consisted of further reductions in our workforce in Europe.

During the quarter ended December 31, 2004, we recorded a restructuring benefit of $958,000 to reflect the accrual adjustment for two legal settlements that had payments tied to any distribution made to the Series A Preferred Stockholders.

The remaining accrual at December 31, 2004 for restructuring includes estimated contingent payments related to two lease settlements for excess facilities. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. Based upon the final distribution to the Preferred stock holders we needed to reduce the outstanding liability we had accrued for these two settlements by approximately $958,000. As of December 31, 2004, we estimated the combined value of these two contingent payments to be $288,000.

The following table sets forth an analysis of the restructuring accrual activity for the six months ended December 31, 2004 (in thousands):

	Facilities related	Severance	Other	Total
Balance as of June 30, 2004	$1,350	$—	$—	$1,350
Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	—	—	—	—

Total charges	—	—	—	—
Cash paid	(27)	—	—	(27)
Non-cash paid	—	—	—	—

Balance as of September 30, 2004	$1,323	$—	$—	$1,323
Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	(958)	—	—	(958)

Total charges	—	—	—	—
Cash paid	(39)	—	—	(39)
Non-cash paid	—	—	—	—

Balance as of December 31, 2004	$326	$—	$—	$326

Holders of a majority of the outstanding common stock of eGain Communications Corporation approved a proposal to amend the company’s certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A Cumulative Convertible Preferred Stock and accreted dividends into approximately 11.6 million shares of common stock at the company’s annual meeting held on December 15, 2004. The conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock was effective on December 23, 2004.

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

Note 12. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. We will adopt FAS 123R no later than period beginning July 1, 2005. We will need to calculate the fair value of unvested options as of July 1, 2005 and record the expense over the remaining vesting period.

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

Overview

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. eGain Service 7™, our software suite, available through licensed or hosted models, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

Recent Developments

Holders of a majority of the outstanding common stock of eGain Communications Corporation approved a proposal to amend the company’s certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A Cumulative Convertible Preferred Stock and accreted dividends into approximately 11.6 million shares of common stock at the company’s annual meeting held on December 15, 2004. The conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock was effective on December 23, 2004.

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

Valuation of Long-Lived Assets

We review our goodwill annually (or more frequently if impairment indicators arise) for impairment. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first and second fiscal quarters of 2005 as we did not identify any unfavorable indicators for the six months ended December 31, 2004.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months December 31,		Six Months December 31,
	2004	2003	2004	2003

Revenue:
License	27%	25%	27%	21%
Support and Services	73%	75%	73%	79%

Total revenue	100%	100%	100%	100%
Cost of license	2%	9%	3%	9%
Cost of support and services	29%	34%	30%	34%

Gross profit	69%	57%	67%	57%
Operating costs and expenses:
Research and development	10%	13%	11%	18%
Sales and marketing	43%	40%	43%	43%
General and administrative	16%	18%	16%	19%
Amortization of other intangible assets	0%	6%	0%	6%
Amortization of deferred compensation	0%	0%	0%	0%
Restructuring and other	(19)%	1%	(10)%	2%

Total operating costs and expenses	50%	78%	60%	88%

Gain / (Loss) from operations	19%	(21%)	7%	(31%)

Revenues

Total revenue increased 2% to $5.2 million in the quarter ended December 31, 2004 from $5.1 million in the quarter ended December 31, 2003. Total revenue for the six months ended December 31, 2004 increased 3% to $9.9 million, compared to $9.7 million in the same period last year. During the three and six months ended December 31, 2004 and 2003, there was no single customer that accounted for more than 10% of total revenue. Based upon current sales activities we anticipate total revenue to increase slightly in future quarters.

License

License revenue increased 10% to $1.4 million in the quarter ended December 31, 2004 from $1.3 million in the quarter ended December 31, 2003. License revenue for the six months ended December 31, 2004 increased 30% to $2.7 million, compared to $2.0 million in the same period last year. The increase was primarily due to the purchase by new customers of licenses for eGain Service 7™ during the quarter as well as existing customers purchasing additional licenses for previously purchased products. License revenue represented 27% and 25% of total revenue for the quarters ended December 31, 2004 and 2003, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future periods as a result of the timing of license transactions being completed.

Support and Services

Support and services revenue, that includes hosting services, maintenance and support, consulting and implementation services, and training revenue, was $3.8 million in the quarter ended December 31, 2004, a decrease of almost 2% or $33,000 from the quarter ended December 31, 2003. Support and services for the six months ended December 31, 2004 decreased 5% to $7.3 million, compared to $7.6 million in the same period last year. Support and services revenue represented 73% and 75% of total revenue for the quarters ended December 31, 2004 and 2003, respectively.

Hosting services revenue increased 26% to $879,000, in the quarter ended December 31, 2004 from $695,000 in the quarter ended December 31, 2003. Hosting services for the six months ended December 31, 2004 increased 27% to $1.8 million, compared to $1.4 million in the same period last year. The increase was primarily due to the reduction in the number of hosted customer terminations and an increase in the number of new hosted customer contracts signed over the past year. We expect hosting revenue to increase slightly in future periods based upon current renewal rates for existing hosted customers and the rate that we are signing up new hosted customers.

Maintenance and support revenue increased 6% to $2.1 million in the quarter ended December 31, 2004 from $2.0 million in the quarter ended December 31, 2003. Maintenance and support revenue for the six months ended December 31, 2004 unchanged compared to $4.0 million in the same period last year. We expect maintenance and support revenue to be relatively constant in future periods based upon current renewal rates for existing maintenance and support customers and the current levels of new license sales.

Consulting and implementation services and training revenue decreased 29% to $825,000 in the quarter ended December 31, 2004 from $1.2 million in the quarter ended December 31, 2003. Consulting and implementation services for the six months ended December 31, 2004 decreased 33% to $1.5 million, compared to $2.3 million in the same period last year. The decrease was due in part to increased revenue recognized in the quarter ended September 30, 2003 associated with existing customers upgrading to our recently released eGain Service 6™ product. Consulting and implementation services and training revenue increased 22% in the quarter ended December 31, 2004 when compared to the quarter ended September 30, 2004. The sequential increase in revenue was due in part to the completion of certain contracts that were delayed in the quarter ended September 30, 2004 due to the wave of hurricanes that impacted business operations for certain of our customers located on the east coast of North America. We expect consulting and implementation services and training revenue to be relatively constant in future periods.

Cost of Revenues

Total cost of revenues decreased 27% to $1.6 million in the quarter ended December 31, 2004, from $2.2 million in the quarter ended December 31, 2003 and decreased as a percentage of total revenues to 31% (a gross margin of 69%) in the 2004 period from 43% (a gross margin of 57%) during the 2003 period. Total cost of revenues for the six months ended December 31, 2004 decreased 22% to $3.2 million, from $4.1 million in the same period last year.

Cost of License

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Cost of license decreased 82% to $76,000 in the quarter ended December 31, 2004, from $432,000 in the quarter ended December 31, 2003. Total cost of license for the six months ended December 31, 2004 decreased 71% to $249,000, compared to $865,000 in the same period last year. The decrease was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Cost of support and services decreased 13% to $1.5 million in the quarter ended December 31, 2004 from $1.7 million in the quarter ended December 31,

2003. Total cost of support and services for the six months ended December 31, 2004 decreased 9% to $3.0 million, from $3.3 million in the same period last year. The decrease was primarily due to the reduction of depreciation expense of capital equipment. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of support and services in future periods.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 21% to $524,000 in the quarter ended December 31, 2004 from $660,000 in the quarter ended December 31, 2003. Total research and development for the six months ended December 31, 2004 decreased 38% to $1.1 million, from $1.7 million in the same period last year. The decrease was primarily due to the headcount reduction in North America and the migration of development resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work-force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research and development expense in future periods.

Sales and Marketing

Sales expenses primarily consist of compensation and benefit of our sales and business development personnel and, to a lesser extent, occupancy costs and related overhead. Sales expenses were unchanged at $1.7 million in the quarter ended December 31, 2004 from the quarter ended December 31, 2003. Total sales expenses for the six months ended December 31, 2004 decreased 5% to $3.4 million, from $3.6 million in the same period last year.

Marketing expenses primarily consist of compensation and benefits, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Marketing expenses increased 65% to $487,000 in the quarter ended December 31, 2004 from $296,000 in the quarter ended December 31, 2003. Total marketing expenses for the six months ended December 31, 2004 increased 60% to $931,000, from $582,000 in the same period last year. The increase was primarily due to the increase in marketing programs, lead generation activities and the annual eGain Users Conference held in October 2004.

Based upon current revenue expectations, we anticipate a slight increase in sales and marketing expenses in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 10% to $848,000 in the quarter ended December 31, 2004 from $939,000 in the quarter ended December 31, 2003. General and administrative expense for the six months ended December 31, 2004 decreased 14% to $1.6 million, from $1.8 million in the same period last year. The decrease for the six months was primarily due to the reduction in premiums for directors’ and officers’ liabilities insurance, a reduction in executive personnel and compensation expense and a reduction in depreciation expense due to assets being fully depreciated. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Amortization of Other Intangible Assets

No amortization of other intangibles expense was recorded for the quarter ended December 31, 2004 compared to $306,000 during the quarter ended December 31, 2003. Amortization of other intangible assets for the six months ended December 31, 2004 was $0, compared to $612,000 in the same period last year. The other intangible assets were fully amortized as of June 30, 2004.

Restructuring and Other Expense

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002. The Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004. The restructuring Plan consisted of further reductions in our workforce in Europe.

During the quarter ended December 31, 2004, we recorded a restructuring benefit of $958,000 to reflect the accrual adjustment for two legal settlements that had payments tied to any distribution made to the Series A Preferred Stockholders.

The remaining accrual at December 31, 2004 for restructuring includes estimated contingent payments related to two lease settlements for excess facilities. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. Based upon the final distribution to the Preferred stock holders we needed to reduce the outstanding liability we had accrued for these two settlements by approximately $958,000. As of December 31, 2004, we estimated the combined value of these two contingent payments to be $288,000.

The following table sets forth an analysis of the restructuring accrual activity for the six months ended December 31, 2004 (in thousands):

	Facilities related	Severance	Other	Total
Balance as of June 30, 2004	$1,350	$—	$—	$1,350
Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	—	—	—	—

Total charges	—	—	—	—
Cash paid	(27)	—	—	(27)
Non-cash paid	—	—	—	—

Balance as of September 30, 2004	$1,323	$—	$—	$1,323
Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	(958)	—	—	(958)

Total charges	—	—	—	—
Cash paid	(39)	—	—	(39)
Non-cash paid	—	—	—	—

Balance as of December 31, 2004	$326	$—	$—	$326

Non-operating Income (expense)

Non-operating expense was $247,000 for the quarter ended December 31, 2004 compared to non-operating income $155,000 during the quarter ended December 31, 2003. Total non-operating expense for the six months ended December 31, 2004 was $523,000, compared to $4,000 in the same period last year. The non-operating expense in the quarter ended December 31, 2004 primarily consisted of interest and tax expenses. The non-operating income in the quarter ended December 31, 2003 was primarily due to the benefit of $340,000 from the reversal of an outstanding liability related to an internal use license agreement and $48,000 from the reduction of the buyout amount for one of our capital equipment leases which was partially offset by interest expense.

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of $1.6 million, compared to $0.6 million at December 31, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months.

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of December 31, 2004, the interest rate was 7%, the outstanding balance under the Credit Facility was $750,000, and the unused available balance was $750,000. See also Note. 9 to Consolidated Financial Statements.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with each of such loans. The five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accretes at a rate of 6.75% per annum. During the quarter ended December 31, 2004, the accretion of the convertible preferred shares totaled $1.8 million. The cumulative accretion through December 23, 2004 totaled $29.9 million. Given that the conversion took place towards the end of the quarter we still recorded a preferred stock dividend charge of approximately $1.8 million in the quarter. Future financial results will no longer include this dividend charge. All preferred shares and accreted dividends totaling $112 million converted to common stock on December 23, 2004.

On December 31, 2004, cash and cash equivalents were $5.5 million, an increase of $353,000 from $5.2 million at June 30, 2004. Working capital at December 31, 2004 was $1.6 million representing a decrease of $399,000 from June 30, 2004.

Total net cash provided by operating activities for the six months ended December 31, 2004 was $496,000.

Total net cash used in investing activities for the six months ended December 31, 2004 was $239,000. Cash used in investing activities was primarily due to equipment purchases.

Total net cash provided by financing activities for the six months ended December 31, 2004 was $236,000. Cash provided by financing activities was primarily due to the increase in borrowing under the SVB Credit Facility.

The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Capital leases	$1	$—	$—	$—	$—	$—	$1
Operating leases	342	587	601	456	171	342	2,499
Bank borrowings	750	—	—	—	—	—	750
Related Party Note Payable	—	—	—	2,000	4,500	—	6,500
Total	1,093	587	601	2,456	4,671	342	9,750

Additional Factors That May Affect Future Results

Although we recently achieved our first quarter of profitability, we have a history of losses and may not be able to sustain or increase profitability in the future

We achieved net income of $732,000 for the quarter ended December 31, 2004 but may not be able to continue to achieve profitability and have historically incurred significant operating losses in all other prior periods. As of December 31, 2004, we had an accumulated deficit of approximately $315.4 million. We do not know if we will continue to be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. Even if we continue to achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

If we fail to expand and improve our sales and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on our ability to develop a productive North American sales-force. Moreover, many of our competitors have sizeable sales-forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, failure to develop our sales-force and/or failure of our sales and marketing investments to translate into increased sales volume and enhanced customer relationships may hamper our efforts to achieve profitability. This may impede our efforts to ameliorate operations in other areas of the company and may result in further decline of our common stock price.

Due to the complexity of our eService platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. Because, in the past, we have experienced turnover in our sales-force and have fewer resources than many of our competitors, our sales and marketing organization may not be able to successfully compete with those of our competitors.

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Epiphany, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., RightNow Technologies, Inc., Serviceware, and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., Oracle Corporation, SAP, Inc. and similar companies who may attempt to sell customer service software to their installed base.

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

We face a variety of risks stemming from strategic and operational decisions we have made in recent years

Since fiscal 2001 we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on our financial condition and future results of operations. We have significantly cut the cost structure through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work-force overall by 44% since fiscal year ended 2002. In addition, in excess of 50% of all employees and the majority of all software development is now done in India with an Indian workforce.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

As of December 31, 2004, we have working capital of $1.6 million, compared to a working capital of $2.0 million at June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2004 and that customers continue to pay on a timely basis, and we may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

Our international operations involve various risks

We derived 47% of our revenues from international sales for the quarter ended December 31, 2004 compared to 50% for the quarter ended December 31, 2003. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

The growth in the use of the Internet has caused interruptions and delays in accessing the Internet and transmitting data over the Internet. Interruptions also occur due to systems burdens brought on by unsolicited bulk email or “Spam,” malicious service attacks and hacking into operating systems, viruses, worms and “Trojan” horses, the proliferation of which may be beyond our control and may seriously impact ours and our customers’ businesses.

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

Changes in the accounting treatment of stock options could adversely affect our results of operations

In December 2004 the FASB issued SFAS No. 123R (revised 2004) which will require us, beginning in fiscal 2006, to expense employee stock options for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants using the fair value method, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123R. When we expense employee stock options in the future, this change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 3 in this quarterly report on Form 10-Q. Participation by our employees in our employee stock purchase plan may trigger additional compensation charges when the amendments to SFAS 123R are adopted.

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

Holders of a majority of the outstanding common stock of eGain Communications Corporation approved a proposal to amend the company’s certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A Cumulative Convertible Preferred Stock into 11,590,778 shares of common stock at the company’s annual meeting held on December 15, 2004. The conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock was effective on December 23, 2004.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 15, 2004 eGain’s annual meeting of stockholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2005 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	3,406,852	12,983
Mr. Gunjan Sinha	3,406,847	12,988
Mr. Mark A. Wolfson	3,405,522	14,313
Mr. David G. Brown	3,405,622	14,213
Mr. Phiroz P. Darukhanavala	3,353,294	66,541

2.	The proposal to amend the Company’s Certificate of Incorporation resulting in the conversion of Series A Cumulative Convertible Preferred Stock into a specified number of shares of Common Stock:

For	Against	Abstain
1,965,324	14,921	1,228

3.	The proposal to amend the Company’s Certificate of Incorporation to decrease the number of authorized shares of Common Stock:

For	Against	Abstain
3,402,550	15,640	1,645

4.	The vote to ratify the appointment of BDO Seidman, LLP as eGain’s independent auditors was as follows:

For	Against	Abstain
3,412,390	5,702	1,743

Item 5.	Other Information

None.

Item 6.	Reports on Form 8-K Exhibits and Reports on Form 8-K

(a)

Exhibits No.	Description of Exhibits

10.1	Amendment to Loan and Security Agreement between eGain and Silicon Valley Bank, dated December 28, 2004

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

(b)	Reports on Form 8-K

We filed two reports on Form 8-K for the quarter ended December 31, 2004 as follows:

Date	Item Reported on
November 3, 2004	Loan and Security Agreement between eGain and Silicon Valley Bank, dated October 29, 2004.

December 15, 2004	Approved proposal at the company’s annual meeting to amend the company’s certificate of incorporation resulting in the conversion of all the outstanding shares of 6.75% Series A Cumulative Convertible Preferred Stock into shares of Common Stock.

February 3, 2005	Press release filed announcing quarter ended December 31, 2004 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2005	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)