Form 10-Q
period 2005-03-31
EGAIN COMMUNICATIONS CORP
filed 2005-05-16
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock $0.001 par value	15,288,451

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,894	$5,181
Restricted cash	12	12
Accounts receivable, net	3,405	2,876
Prepaid and other current assets	1,186	1,408

Total current assets	9,497	9,477

Property and equipment, net	684	473
Goodwill	4,880	4,880
Other assets	147	331

	$15,208	$15,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$929	$1,036
Accrued compensation	910	765
Accrued liabilities	1,288	1,335
Current portion of deferred revenue	4,001	3,731
Current portion of accrued restructuring	42	86
Current portion of bank borrowings	1,619	506
Current portion of capital lease obligations	—	9

Total current liabilities	8,789	7,468

Related party notes payable	7,323	6,607
Accrued restructuring, net of current portion	—	1,264
Other long term liabilities	232	242

Total liabilities	16,344	15,581

Commitments

Stockholders’ deficit:
Series A cumulative convertible preferred stock	$—	108,755
Common stock	15	4
Additional paid-in capital	315,467	206,721
Notes receivable from stockholders	(94)	(94)

Accumulated other comprehensive loss	(443)	(290)
Accumulated deficit	(316,081)	(315,516)

Total shareholders’ deficit	$(1,136)	(420)

	$15,208	$15,161

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue:
License	$1,071	$1,271	$3,728	$3,315
Support and Services	3,607	3,949	10,858	11,568

Total revenue	4,678	5,220	14,586	14,883
Cost of license	57	383	306	1,281
Cost of support and services	1,569	1,686	4,536	4,921

Gross profit	3,052	3,151	9,744	8,681

Operating costs and expenses:
Research and development	571	598	1,633	2,323
Sales and marketing	2,127	2,167	6,434	6,303
General and administrative	815	822	2,413	2,670
Amortization of other intangible assets	—	302	—	914
Restructuring	14	—	(944)	167

Total operating costs and expenses	3,527	3,889	9,536	12,377

Income (loss) from operations	(475)	(738)	208	(3,696)
Non-operating income (expense)	(250)	(214)	(773)	(218)

Net income / (loss)	(725)	(952)	(565)	(3,914)

Dividends on convertible preferred stock	—	(1,867)	(3,732)	(5,517)

Net loss applicable to common stockholders	(725)	$(2,819)	$(4,297)	$(9,431)

Per Share information:

Basic and diluted net loss per common share	$(0.05)	$(0.76)	$(0.54)	$(2.56)

Weighted average shares used in computing basic and diluted net loss per common share	15,288	3,692	7,885	3,685

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(565)	$(3,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	262	937
Loss on disposal of fixed assets	16	(9)
Amortization of other intangible assets	—	914
Allowance for doubtful accounts	(4)	32
Accrued interest and amortization of discount on related party notes	717	329
Changes in operating assets and liabilities:
Restricted cash	—	779
Accounts receivable	(525)	(155)
Prepaid and other current assets	222	746
Other assets	184	191
Accounts payable	(107)	(314)
Accrued compensation	145	7
Accrued liabilities	(47)	(427)
Accrued restructuring	(1,308)	(941)
Deferred revenue	270	(452)
Other long term liabilities	(10)	—
Other	(1)	1

Net cash used in operating activities	(751)	(2,276)

Cash flows from investing activities:
Purchases of property and equipment	(489)	(186)

Net cash used in investing activities	(489)	(186)

Cash flows from financing activities:
Payments on borrowings	(1,871)	(2,503)
Payments on capital lease obligations	(9)	(12)
Proceeds from borrowings	2,984	1,597
Proceeds from borrowings from related party	—	4,500
Net proceeds from issuance of common stock	2	79

Net cash provided by financing activities	1,106	3,661

Effect of exchange rate differences on cash	(153)	(54)

Net increase (decrease) in cash and cash equivalents	(287)	1,145
Cash and cash equivalents at beginning of period	5,181	4,407

Cash and cash equivalents at end of period	$4,894	$5,552

Supplemental cash flow disclosures:
Cash paid for interest	$13	$38
Cash paid for income taxes	—	—

Non cash item:
Conversion of preferred stock to common stock	$112,486	$—

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2004 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

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

Note 2. Software Revenue Recognition

We derive revenues from two sources: license fees, and support and services. Support and services includes hosting, software maintenance and support, system implementation consulting and training. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. In the event of a multiple element arrangement we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue Issue No. 00-21 (“EITF 00-21”).

When licenses are sold together with system implementation consulting services, license fees are recognized upon shipment, provided that (1) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (2) the services are available from other vendors (3) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence pricing, and (4) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for system implementation consulting and training.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Our standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

System Implementation Consulting Revenue

Included in support services revenues are revenues derived from system implementation consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts or on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or by using the percentage of completion method.

Training revenue is recognized when training is provided.

Hosting Services Revenue

Included in support services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements are typically for a period of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and implementation services. In some cases the customer may also acquire a license for the software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return.

The Company allocates the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Hosting Services are recognized ratably over the term of the initial hosting contract term

•	Implementation services are recognized as described above under “System Implementation Consulting Revenue.”

•	License revenue is recognized as described above under “License Revenue”

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in support services revenues are revenues derived from maintenance and support. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Note 3. Stock-Based Compensation

We account for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. As of March 31, 2005 and June 30, 2004, there was no outstanding balance of deferred stock compensation.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
As Reported:
Net loss applicable to common stockholders	$(725)	$(2,819)	$(4,297)	$(9,431)
Basic and diluted net loss per share	(0.05)	(0.76)	(0.54)	(2.56)

Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(38)	(123)	(40)	(491)

Pro Forma:
Net loss applicable to common stockholders	$(763)	$(2,942)	$(4,337)	$(9,922)
Basic and diluted net loss per share	(0.05)	(0.80)	(0.55)	(2.69)

Note 4. Goodwill

We review annually (or more frequently if impairment indicators arise) for impairment. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company.

We performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first three fiscal quarters of 2005, as we did not identify any unfavorable indicators for the nine months ended March 31, 2005.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During the first three quarters of fiscal 2005, we did not have any such losses.

Note 5. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(725)	$(2,819)	$(4,297)	$(9,431)

Basic and diluted:

Weighted-average shares outstanding	15,288	3,692	7,885	3,685

Less weighted-average shares subject to repurchase	0	0	0	0

Weighted-average shares used in computing basic and diluted net loss per common share	15,288	3,692	7,885	3,685

Basic and diluted net loss per common share	$(0.05)	$(0.76)	$(0.54)	$(2.56)

Outstanding options and warrants to purchase 1,083,133 and 1,233,291 shares of common stock at March 31, 2005 and 2004, respectively, and convertible preferred stock convertible into 0 and 1,983,047 shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 6. Comprehensive Income / Loss

We report comprehensive income / loss and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $765,000 for the quarter ended March 31, 2005 and the comprehensive loss was $925,000 for the quarter ended March 31, 2004. Comprehensive loss was $718,000 for the nine months ended March 31, 2005 and comprehensive loss was $4.0 million for the nine months ended March 31, 2004. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at March 31, 2005 consists solely of accumulated foreign currency translation adjustments.

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

Information relating to our geographic areas is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Total Revenue:
North America	$2,543	$2,789	$7,605	$7,732
Europe	1,956	2,244	6,570	6,700
Asia Pacific	179	187	411	451
India	—	—	—	—

	$4,678	$5,220	$14,586	$14,883

Operating Income (Loss):
North America	$(33)	$(524)	$831	$(3,000)
Europe	(29)	238	765	780
Asia Pacific	61	54	(21)	70
India	(474)	(506)	(1,367)	(1,546)

	$(475)	$(738)	$208	$(3,696)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	March 31, 2005	March 31, 2004
North America	$6,489	$7,692
Europe	2,913	2,925
Asia Pacific	94	512
India	832	635

	$10,328	$11,764

During the three and nine months ended March 31, 2005 and 2004, there was no single customer that accounted for more than 10% of total revenue.

Note 8. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. Each five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loan as of March 31, 2005 was $4.7 million. As of March 31, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the remaining warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loan as of March 31, 2005 was $2.6 million. As of March 31, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

Note 9. Bank Borrowings

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of March 31, 2005, the interest rate was 7.5%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of March 31, 2005, the interest rate was 8.75%, and the outstanding balance under the Equipment Line was $119,000.

Note 10. Restructuring

Background

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the past three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002. The Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004. The Plan consisted of further reductions in our workforce in Europe.

•	Based upon our evaluation of the performance of our Japanese operations we initiated a restructuring plan in January 2005 to close the Japan office.

During the quarter ended March 31, 2005, we recorded a restructuring expense of $14,000 which consisted of $60,000 for the closure of the Japan office, partially offset by the reversal of an over accrual of $46,000 related to two lease settlements for excess facilities that were paid in full in February 2005.

During the quarter ended December 31, 2004, we recorded a restructuring benefit of $958,000 to reflect the accrual adjustment for two legal settlements that had payments tied to any distribution made to the Series A Preferred Stockholders.

The estimated contingent payments related to two lease settlements for excess facilities was finalized and paid in February 2005. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. Based upon the final distribution to the Preferred stock holders we needed to reduce the outstanding liability we had accrued for these two settlements by approximately $958,000. In February 2005, a total payment of $242,000 was made for the finalized settlements and the over accrual of $46,000 was reversed.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ended March 31, 2005 (in thousands):

	Facilities related	Severance	Other	Total
Balance as of June 30, 2004	$1,350	$—	$—	$1,350

Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	—	—	—	—

Total charges	—	—	—	—
Cash paid	(27)	—	—	(27)
Non-cash paid	—	—	—	—

Balance as of September 30, 2004	$1,323	$—	$—	$1,323

Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	(958)	—	—	(958)

Total charges	(958)	—	—	(958)
Cash paid	(39)	—	—	(39)
Non-cash paid	—	—	—	—

Balance as of December 31, 2004	$326	$—	$—	$326

Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	60	60
Provision adjustment	(46)	—	—	(46)

Total charges	(46)	—	60	14
Cash paid	(253)	—	(45)	(298)
Non-cash paid	—	—	—	—

Balance as of March 31, 2005	$27	$—	$15	$42

Note 11. Warranties

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to 180 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

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

Historically, costs related to these warranties have not been significant, however we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 13. Subsequent Event

Our board of directors terminated our 1999 Employee Stock Purchase Plan at a meeting held on May 11, 2005.

Note 14. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement, but has tentatively set a public hearing on the fairness of the proposed settlement for January 9, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 1O-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our continued net losses since inception, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in March 2005. The 2005 Plan allows for the issuance of options to purchase up to 460,000 shares of our Common Stock. We intend to submit the 2005 Plan for stockholder approval at eGain’s next annual stockholder meeting. The primary purpose of the 2005 Plan is to promote the long-term success of eGain and the creation of stockholder value by (a) encouraging our employees to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees with exceptional qualifications and (c) linking the interests of our employees directly to our stockholder’s interests through increased stock ownership.

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

Revenue Recognition to be updated

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

Valuation of Long-Lived Assets

We review our goodwill annually (or more frequently if impairment indicators arise) for impairment. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed our annual goodwill impairment review as of April 1, 2004 and found no impairment. We did not perform a goodwill impairment review in the first three fiscal quarters of 2005, as we did not identify any unfavorable indicators for the six months ended March 31, 2005.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months March 31,		Nine Months March 31,
	2005	2004	2005	2004
Revenue:
License	23%	24%	26%	22%
Support and Services	77%	76%	74%	78%

Total revenue	100%	100%	100%	100%
Cost of license	1%	8%	2%	9%
Cost of support and services	34%	32%	31%	33%

Gross profit	65%	60%	67%	58%

Operating costs and expenses:
Research and development	12%	11%	11%	16%
Sales and marketing	45%	42%	44%	42%
General and administrative	18%	16%	17%	18%
Amortization of other intangible assets	0%	6%	0%	6%
Amortization of deferred compensation	0%	0%	0%	0%
Restructuring and other	0%	0%	(6)%	1%

Total operating costs and expenses	75%	75%	66%	83%

Gain / (Loss) from operations	(10)%	(15)%	1%	(25)%

Revenues

Total revenue decreased 10% to $ 4.7 million in the quarter ended March 31, 2005 from $5.2 million in the quarter ended March 31, 2004. Total revenue for the nine months ended March 31, 2005 decreased 2% to $ 14.6 million, compared to $14.9 million in the same period last year. During the three and nine months ended December 31, 2005 and 2004, there was no single customer that accounted for more than 10% of total revenue. Based upon current sales activities we anticipate total revenue to increase over the next fiscal year, however there may be an increase or decrease in future quarters as a result of the unpredictability of the timing of license transactions being completed and recognized.

License

	Three Months March 31,				Nine Months March 31,
(in thousands)	2005	2004	change	%	2005	2004	change	%
Revenue:
License	$1,071	$1,271	$(200)	(16)%	$3,728	$3,315	$413	12%
Percentage of total revenue	23%	24%			26%	22%

License revenue decreased 16% to $1.1 million in the quarter ended March 31, 2005 from $1.3 million in the quarter ended March 31, 2004. This decrease was primarily due to the timing of closing license transactions and the deferral of revenue to future quarters on certain transactions closed during the quarter. We do not believe this decrease is necessarily an indicator of our future performance. License revenue for the nine months ended March 31, 2005 increased 12% to $3.7 million, compared to $3.3 million in the same period last year. The increase was primarily due to (i) the increase in the number of license transactions over $300,000 that closed during the current year and (ii) existing customers purchasing additional licenses for previously purchased products. License revenue represented 23% and 24% of total revenue for the quarters ended March 31, 2005 and 2004, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase over the next fiscal year.

Support and Services

	Three Months March 31,				Nine Months March 31,
(in thousands)	2005	2004	change	%	2005	2004	change	%
Revenue:
Hosting services	$851	$827	$24	3%	$2,658	$2,253	$405	18%
Maint. and support services	$2,047	$2,131	$(84)	(4)%	$5,989	$6,088	$(99)	(2)%
Implementation consulting services	$709	$991	$(282)	(28)%	$2,211	$3,227	$(1,016)	(31)%

Total support and services	$3,607	$3,949	$(342)	(9)%	$10,858	$11,568	$(710)	(6)%

Support and services revenue, that includes hosting services, maintenance and support, consulting and implementation services, and training revenue, was $3.6 million in the quarter ended March 31, 2005, a decrease of 9% or $342,000 from the quarter ended March 31, 2004. Support and services for the nine months ended March 31, 2005 decreased 6% to $10.9 million, compared to $11.6 million in the same period last year. Support and services revenue represented 77% and 76% of total revenue for the quarters ended March 31, 2005 and 2004, respectively.

Hosting services revenue increased 3% to $851,000, in the quarter ended March 31, 2005 from $827,000 in the quarter ended March 31, 2004. Hosting services for the nine months ended March 31, 2005 increased 18% to $2.7 million, compared to $2.3 million in the same period last year. The increase was primarily due to the increase in the number of hosted customers. The number of active hosting customers increased by 31% from March 31, 2004 to March 31, 2005. We expect hosting revenue to increase slightly in future periods based upon current renewal rates for existing hosted customers and the rate that we are signing up new hosted customers.

Maintenance and support revenue decreased 4% to $2.0 million in the quarter ended March 31, 2005 from $2.1 million in the quarter ended March 31, 2004. Maintenance and support revenue for the nine months ended March 31, 2005 decreased 2% to $6.0 million, compared to $6.1 million in the same period last year. We expect maintenance and support revenue to be relatively constant in future periods based upon current renewal rates for existing maintenance and support customers and the current levels of new license sales.

Implementation consulting services and training revenue decreased 28% to $709,000 in the quarter ended March 31, 2005 from $991,000 in the quarter ended March 31, 2004. Implementation consulting services for the nine months ended March 31, 2005 decreased 31% to $2.2 million, compared to $3.2 million in the same period last year. The quarter and year-to-date decrease was due in part to increased revenue recognized last year associated with existing customers upgrading to our eGain Service 6™ product. Other factors contributing to the decrease were (i) increased license sales to customers with existing deployments and (ii) the increased ease of implementation and enhanced configurability of the newer versions of our products resulting in lower implementation costs to our customers. Based upon our current product release schedule and sales pipeline we expect implementation consulting services and training revenue to increase in future periods.

Cost of Revenues

Total cost of revenues decreased 21% to $1.6 million in the quarter ended March 31, 2005, from $2.1 million in the quarter ended March 31, 2004 and decreased as a percentage of total revenues to 35% (a gross margin of 65%) in the 2005 period from 40% (a gross margin of 60%) during the 2004 period. Total cost of revenues for the nine months ended March 31, 2005 decreased 22% to $4.8 million, from $6.2 million in the same period last year, and decreased as a percentage of total revenue to 33% (a gross margin of 67%) in the fiscal 2005 period from 42% (a gross margin of 58%) during the fiscal 2004 period.

Cost of License

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Cost of license decreased 85% to $57,000 in the quarter ended March 31, 2005, from $383,000 in the quarter ended March 31, 2004. Total cost of license for the nine months ended March 31, 2005 decreased 76% to $306,000, compared to $1.3 million in the same period last year. The decrease was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. In addition, eGain Service 7 has less third-party software built into it than eGain Service 6. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Cost of support and services decreased 7% to $1.6 million in the quarter ended March 31, 2005 from $1.7 million in the quarter ended March 31, 2004. Total cost of support and services for the nine months ended March 31, 2005 decreased 8% to $4.5 million, from $4.9 million in the same period last year. The decrease was primarily due to the reduction in hosting related services including the depreciation expense of capital equipment and the costs paid to remote co-location centers. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of support and services in future periods.

Research and Development

Research and development expenses primarily consist of compensation and benefits of engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expenses decreased 5% to $571,000 in the quarter ended March 31, 2005 from $598,000 in the quarter ended March 31, 2004. Total research and development for the nine months ended March 31, 2005 decreased 30% to $1.6 million, from $2.3 million in the same period last year. The decrease was primarily due to the headcount reduction in North America and the migration of development resources to eGain India that took place in the quarter ended September 30, 2003. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work-force and the closure of offices. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research and development expense in future periods.

Sales and Marketing

Sales expenses primarily consist of compensation and benefit of our sales and business development personnel and, to a lesser extent, occupancy costs and related overhead. Sales expenses decreased 7% to $1.7 million in the quarter ended March 31, 2005 from $1.8 million in the quarter ended March 31, 2004. Total sales expenses for the nine months ended March 31, 2005 decreased 6% to $5.1 million, from $5.4 million in the same period last year. The decrease was primarily due to reduced personnel costs. Based upon our hiring plans, and current revenue expectations we anticipate a slight increase in sales expenses in future periods.

Marketing expenses primarily consist of compensation and benefits, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Marketing expenses increased 26% to $447,000 in the quarter ended March 31, 2005 from $354,000 in the quarter ended March 31, 2004. Total marketing expenses for the nine months ended March 31, 2005 increased 47% to $1.4 million, from $936,000 in the same period last year. The increase was primarily due to the increased lead generation activities, increased marketing programs, and the annual eGain Users Conference held in October 2004. Based upon current revenue expectations, we anticipate a slight increase in marketing expenses in future periods.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expenses decreased 1% to $815,000 in the quarter ended March 31, 2005 from $822,000 in the quarter ended March 31, 2004. General and administrative expenses for the nine months ended March 31, 2005 decreased 10% to $2.4 million, from $2.7 million in the same period last year. The decrease for the nine months was primarily due to the reduction in premiums for directors’ and officers’ liabilities insurance, a reduction in executive personnel and compensation expense and a reduction in depreciation expense due to assets being fully depreciated. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Amortization of Other Intangible Assets

No amortization of other intangibles expense was recorded for the quarter ended March 31, 2005 compared to $302,000 during the quarter ended March 31, 2004. Amortization of other intangible assets for the nine months ended March 31, 2005 was $0, compared to $914,000 in the same period last year. The other intangible assets were fully amortized as of June 30, 2004.

Restructuring and Other Expense

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we have seen a decline in our revenues over the last three fiscal years. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal 2002. The Plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004. The Plan consisted of further reductions in our workforce in Europe.

•	Based upon our evaluation of the performance of our Japan operations we initiated a restructuring plan in January 2005 to close the Japan office.

During the quarter ended March 31, 2005, we recorded a restructuring expense of $14,000 which consisted of $60,000 for the closure of the Japan office, partially offset by the reversal of an over accrual of $46,000 related to two lease settlements for excess facilities that were paid in full in February 2005.

During the quarter ended December 31, 2004, we recorded a restructuring benefit of $958,000 to reflect the accrual adjustment for two legal settlements that had payments tied to any distribution made to the Series A Preferred stockholders.

The estimated contingent payments related to two lease settlements for excess facilities was finalized and paid in February 2005. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. Based upon the final distribution to the Preferred Stock holders we needed to reduce the outstanding liability we had accrued for these two settlements by approximately $958,000. In February 2005, a total payment of $242,000 was made for the finalized settlements and the over accrual of $46,000 was reversed.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ended March 31, 2005 (in thousands):

	Facilities related	Severance	Other	Total
Balance as of June 30, 2004	$1,350	$—	$—	$1,350

Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	—	—	—	—

Total charges	—	—	—	—
Cash paid	(27)	—	—	(27)
Non-cash paid	—	—	—	—

Balance as of September 30, 2004	$1,323	$—	$—	$1,323

Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	—	—
Provision adjustment	(958)	—	—	(958)

Total charges	(958)	—	—	(958)
Cash paid	(39)	—	—	(39)
Non-cash paid	—	—	—	—

Balance as of December 31, 2004	$326	$—	$—	$326

Excess facilities	—	—	—	—
Employee severance	—	—	—	—
Professional and miscellaneous charges	—	—	60	60
Provision adjustment	(46)	—	—	(46)

Total charges	(46)	—	60	14
Cash paid	(253)	—	(45)	(298)
Non-cash paid	—	—	—	—

Balance as of March 31, 2005	$27	$—	$15	$42

Non-operating Income (expense)

The non-operating expenses primarily consist of interest expense accrued for the related party notes payables and tax expenses. Non-operating expense increased 17% to $250,000 in the quarter ended March 31, 2005 from $214,000 in the quarter ended March 31, 2004. Total non-operating expense for the nine months ended March 31, 2005 was $773,000, compared to $218,000 in the same period last year.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $708,000, compared to $2.0 million at June 30, 2004. The decrease in working capital includes an increase of deferred revenue from $3.7 million to $4.0 million as of March 31, 2005. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months.

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of March 31, 2005, the interest rate was 7.5%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of March 31, 2005, the interest rate was 8.75%, and the outstanding balance under the Equipment Line was $119,000, with an available balance of $631,000.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loan as of March 31, 2005 was $2.6 million. As of March 31, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loan as of March 31, 2005 was $4.7 million. As of March 31, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accreted at a rate of 6.75% per annum.

All preferred shares and accreted dividends totaling $112 million converted to common stock on December 23, 2004. The cumulative accretion through December 23, 2004 totaled $29.9 million.

On March 31, 2005, cash and cash equivalents were $4.9 million, a decrease of $287,000 from $5.2 million at June 30, 2004. Working capital at March 31, 2005 was $708,000 representing a decrease of $1.3 million from June 30, 2004.

Total net cash used in operating activities for the nine months ended March 31, 2005 was $751,000. In February 2005, a payment of $242,000 was made as final payment for two outstanding lease settlements. We anticipate cash used or provided by operations in future periods to come from ongoing business operations. Based upon our current operating plans we do not anticipate making any significant restructuring or other significant non-recurring payments in future periods. (See Note 10. Restructuring)

Total net cash used in investing activities for the nine months ended March 31, 2005 was $489,000. Cash used in investing activities was primarily due to equipment purchases for replacement of obsolete equipment.

Total net cash provided by financing activities for the nine months ended March 31, 2005 was $1.1 million. Cash provided by financing activities was primarily due to the increase in borrowing under the SVB Credit Facility.

The following table summarizes our contractual obligations at March 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	* 2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	169	579	594	448	171	342	2,303
Bank borrowings	1,515	104	—	—	—	—	1,619
Related Party Note Payable	—	—	—	2,489	4,834	—	7,323
Total	1,684	683	594	2,937	5,005	342	11,245

*	amount shown in year 2005 is for three months ended June 30, 2005

Additional Factors That May Affect Future Results

We have a history of losses and may not be able to turn profitable in the future

We achieved our first quarter of profitability in the quarter ended December 31, 2004. We experienced a net loss of $725,000 for the quarter ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $316.1 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. Even if we achieve profitability, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

If we fail to expand and improve our sales and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on our ability to develop a productive international sales force. Moreover, many of our competitors have sizeable sales forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, failure to develop our sales force and/or failure of our sales and marketing investments to translate into increased sales volume and enhanced customer relationships may hamper our efforts to achieve profitability. This may impede our efforts to ameliorate operations in other areas of the company and may result in further decline of our common stock price.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Epiphany, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., RightNow Technologies, Inc., Knova Software, Inc., and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Siebel Systems, Inc., Oracle Corporation, SAP, Inc. and similar companies who may attempt to sell customer service software to their installed base.

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

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, since the economic slowdown that began in 2000 corporate spending levels have decreased and the decision-making and approval process has became more complicated, this has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

As of March 31, 2005, we have working capital of $708,000, compared to a working capital of $2.0 million at June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2004 and that customers continue to pay on a timely basis, and we may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

We face a variety of risks stemming from strategic and operational decisions we have made in recent years

Since fiscal 2001 we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and the operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on our financial condition and future results of operations. We have significantly cut the cost structure through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work force overall by 44% since fiscal year ended 2002. In addition, in excess of 50% of all employees and the majority of all software development is now done in India with an Indian workforce.

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

Cost reduction initiatives may adversely affect the morale and performance of our personnel, which could affect our ability to retain high performers

To streamline operations and better align operating costs and expenses with revenue trends, we have restructured our organization several times in recent years. The result has been substantial reductions in our workforce over time. Such reductions in workforce may continue to affect employee morale, create concern among existing employees about job security, and contribute to distractions that drain productivity. These issues may also lead to attrition and reduce our ability to meet the needs of our current and future customers. In addition, many of the employees who were terminated may have possessed specific knowledge or expertise and their absence may create significant difficulties. In addition, the workforce reductions previously completed have increased our dependence on our remaining employees and senior management. Any attrition beyond our planned workforce reductions could reduce our ability to develop new products and services, provide acceptable levels of customer service and meet the needs of our current and future customers and harm our results of operations. In particular, increased levels of attrition in the Indian workforce on which we deeply rely for research and development and where we have moved significant resources in recent years would have significant effects on the company and its results of operations.

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

Our international operations involve various risks

We derived 46% of our revenues from international sales for the quarter ended March 31, 2005 compared to 47% for the quarter ended March 31, 2004. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

Through eGain India, we currently have a significant number of employees representing in excess of 50% of our total workforce located in India, more than a half employed in research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations will require significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has also increased significantly. As a result of the increased competition for skilled workers, we have expected increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between both the United States and the European Union, and India are also of great importance to our operations.

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

In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of financial services, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of financial services records for end-users whose information may pass through our system.

The imposition of more stringent protections and/or new regulations and the application of existing laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services, or the loss of or decrease, in business, by a key partner or customer due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. The Court has not yet approved the settlement, but has tentatively set a public hearing on the fairness of the proposed settlement for January 9, 2006.

On February 12, 2004, we filed suit against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer in the Superior Court of the State of California, Santa Clara County. The lawsuit seeks in excess of $600,000 in damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description of Exhibits
10.1	Amendment to Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 29, 2005

10.2	eGain Communications Corporation 2005 Stock Incentive Plan and form of notice of stock option grant

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)