Form 10-K
period 2005-06-30
EGAIN COMMUNICATIONS CORP
filed 2005-09-28
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2004 (the last business day of registrants second quarter of fiscal 2005), was approximately $5,345,134. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of September 22, 2005, there were 15,288,451 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2005 FORM 10-K

i

eGAIN COMMUNICATION CORPORATION

PART I

ITEM 1.    BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitabily, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. We were incorporated in Delaware in September 1997. Recognized by leading industry analysts and customers alike, our application suite, eGain Service™ 7, is available through licensed or hosted models. It includes integrated, best-in-class applications for web self-service, customer email management, live web collaboration, knowledge management, and case management. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multichannel, multi-site contact center management, and certified out-of-the-box integrations with leading call center, content, and business systems.

Industry Background

Customer service has become a key, if not the only, differentiator for businesses as products continue to get commoditized. Furthermore, businesses are under pressure to deliver a unified and seamless multichannel customer service experience, while “doing more with less”. Today’s customers demand instant access to customer service and expect immediate, accurate, and consistent responses through a range of traditional and new interaction channels. The ability to deliver consistent service across a multichannel contact center and self-service is a must in today’s competitive business environment. Failure to do so erodes customer loyalty and risks competitive position and brand reputation.

Over the past few years, numerous software vendors have developed point solutions, designed to handle online customer communications through a specific channel such as email, real-time web collaboration, or web self-service. However, point solutions do not meet the demands of companies who want flexibility in how they communicate with customers based on the nature of the customers’ inquiry or demographics. Point solutions also create interaction silos, making it difficult for customer service agents to easily reference a customer’s past communications that originated from multiple channels. Nor do they use a common knowledge base to deliver consistent accurate responses. Moreover, many of these solutions do not integrate easily with a company’s existing systems, making it difficult to implement and maintain these applications.

To meet growing customer demand for seamless multichannel service, businesses need a comprehensive, functionally rich, yet deeply integrated customer service suite to serve customers across the phone, web, and email. Our software suite enables companies to transform their call centers into multichannel customer interaction hubs that improve service quality and customer experience, dramatically reduce service costs, increase self-service adoption through highly flexible and adaptive self-service, boost agent productivity, and enhance end-to-end service process efficiencies.

The eGain Solution

Recognized by leading industry analysts and customers alike, our application suite, eGain Service™ 7, is available through licensed or hosted models. It includes integrated, best-in-class applications for web self-service, customer email management, live web collaboration, knowledge management, and case management. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multichannel, multi-site contact center management, and certified out-of-the-box integrations with leading call center, content, and business systems.

Our applications and platform are built on a service-oriented architecture, using open standards such as J2EE, XML, HTTP, JDBC and Java. They are designed to be modular (each application can be deployed stand-alone) while ensuring complete plug-and-play across all applications in the eGain suite. Finally, the eGain application suite comes with certified, out-of-the-box integrations with several third-party call center and business systems. Finally, our applications can be effectively integrated into legacy applications using eGain Adapters™.

We provide companies with the following benefits:

•	Build profitable long-term customer relationships. Whether a customer is asking a question, seeking a resolution to an issue, or making a purchase, our solution allows businesses to enhance the customer interaction experience. Using our solutions, businesses can provide 24x7 web self-service, respond rapidly and effectively to large volumes of email, communicate over the web in real time with their customers, answer questions using best-practice processes on the phone, track the history of individual customer interactions, fulfill service requests, and allow customers to handle their own service needs at any time.

•	Increase revenue through improved sales conversion and cross-sell. In addition to strengthening customer relationships, our products help businesses convert website visitors into customers. A visitor to a website utilizing eGain solutions can interact with a customer service representative live over the web through chat and cobrowse to inquire about a specific product or issue, thereby facilitating resolution of customer service issues and catalyzing the sales process. Furthermore, customers calling into a service center can be offered powerful cross-sell offers by agents using the best-practice capture and expert reasoning capability of eGain’s knowledge management products.

•	Reduce operating costs through improved agent productivity and self-service automation. Our products are designed to enable companies to provide highly effective and efficient customer service while reducing operating costs. Our intelligent routing and autosuggest and autoresponse capabilities, tracking, and reporting features, complemented with agent-facing knowledge tools measurably enhance the productivity of service agents. From an online service perspective, our robust self-service tools, integrated escalation paths, and sophisticated artificial intelligence engine help resolve business issues without human assistance.

•	Reduce total cost of ownership (TCO) through open architecture, integration adapters, and scalable design. Our products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprise data sources. By integrating with existing corporate systems, our platform allows companies to leverage prior investments, extending the useful lives of such systems and reducing the need for additional expenditures on enterprise applications, while transforming traditional phone-centric call centers into multichannel interaction hubs.

•	Offer rapid time to value through flexible deployment options. Our products are designed to allow companies to deploy on site or in a hosted environment operated and maintained by us. Customers using our hosted operations can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications. eGain FlexDeploy™ is a unique service that offers customers the flexibility of rapidly proving the value of our solution for their business with a hosted implementation and then easily migrates the solution on-site to tightly integrate within their IT and business infrastructure.

The eGain Strategy

Our objective is to further enhance our position as a leading provider of customer service and contact center software. The key elements of our strategy include:

Enhance and Expand our Leading Integrated, MultiChannel Customer Service Platform.    We believe we are one of the few companies that provide software to enable integrated communication across email, real-time web channels such as chat and co-browsing, and web self-service. All these channels integrate seamlessy with the phone channel. We have a strong track record of successfully extending our platform through internal development and acquisitions and continue to invest in research and development efforts. We believe we were the first company to expand channels of communication by integrating the email and real-time channels. We also believe we were the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, our solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and providing an enterprise-wide solution.

Provide Demonstrable Return on Investment to Customers.    Especially in these challenging economic times when many companies are dramatically scaling back their investments in information technology, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment (“ROI”), in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from the purchase of our software applications. Among the ways in which our products are designed to provide this ROI are: increasing revenues from enhanced customer loyalty, timely pre-sales help via live web collaboration, and contextual up-selling/cross-selling in a service context; decreasing headcount and associated costs, improved agent productivity in the call center and customer support areas; enabling new paradigms such as call center consolidation and off-shoring; providing customers with access to lower-cost service alternatives than traditional telephone support; and preserving and leveraging existing information technology investments using our easily-integrated products. Our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

Technology Leadership.    With the creation of our flagship product, eGain Mail, we were the first company to introduce a 100% web-architected solution to address the need for online customer interaction management. Since inception, we have designed our products from the ground up for easy browser access from anywhere at any time, and rapid, flexible deployment via in-house or hosted options. We intend to maintain our technology leadership by continuing to fine-tune our applications and user interfaces to a service-oriented architecture for maximum performance, user adoption and productivity. We believe that our service-oriented architecture provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs than alternative products.

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

Expand Global Distribution Capabilities.    We intend to expand our global distribution capabilities through our direct sales efforts as well as strategic relationships. Through our strategic relationships and direct sales efforts we maintain a sales presence in 19 countries. We have offices in the United States, United Kingdom, Ireland, Italy and India. In addition to our direct sales and marketing efforts, we are engaged in a number of formal and informal strategic relationships with system integrators, consulting firms, technology partners and solution providers.

Products and Services

eGain Service™ 7 Suite of Applications

eGain Service 7 is a complete customer service management solution. Built for rapidly implementing next-generation contact-center strategies, it consists of a service process management platform—the unique and open eGain SMP™—and best-of-breed applications for self-service and the contact center. Unlike most existing customer service suites, which are old client-server software packages, eGain Service7 combines industry best practices and powerful service process management capabilities built on a service-oriented architecture and an industry-leading, browser-based rich user interface. The solution offers true multichannel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and web sites.

The individual applications in the suite are described below:

•	eGain Mail is an industry-leading solution for processing inbound customer emails and providing mission-critical email customer service, incorporating hundreds of best-practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide our customers a next-generation email management platform for their enterprises. The first email management application designed as a true “application utility,” it can be implemented by corporate IT to deliver customer email management capability on-demand to multiple business units within the enterprise. Designed to process very high volumes of emails and webform requests, eGain Mail allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. Additional modules include:

•	eGain Secure Mail™ to authenticate the customer before allowing the viewing of confidential information.

•	eGain Fax™ to route, track, and respond to faxes with the same infrastructure that is used to handle emails and webform submissions.

•	eGain SME™ to extend the use of enterprises’ email management infrastructure to other parts of the enterprise with the help of webforms.

•	eGain Campaign™, a full-featured, scalable, outbound email solution.

•

eGain KnowledgeAgent empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as enterprises’ best agents. This product delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. In the course of a natural conversation with the customer, a service agent is guided to the right answer by eGain KnowledgeAgent. Experienced agents can choose additional access models like browse and search to get to the answers in the knowledge base. In addition, this solution, in conjunction with eGain Content Adapter™, allows an agent to access information stored in external systems.

•	eGain LiveWeb is an industry-leading solution for providing real-time web assistance. It incorporates powerful best-practices developed over years of serving innovative global enterprises, including proxy-based co-browsing, multi-chat interface, secure authentication, scalable load-balancing, and universal browser support. The first web collaboration application designed as a true “application utility,” eGain LiveWeb can be implemented by corporate IT to deliver on-demand live web assistance to multiple business units within an enterprise. Designed to process very high volumes of service requests, eGain LiveWeb allows you to deliver consistent, high-quality service.

•	eGain Self-Service is a comprehensive solution supporting the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual agent technology and case tracking. Shaped by our experience with enterprise customers, eGain Self-Service offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain SMP™. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise.

•	eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, call center telephony (CTI) solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. eGain Adapters are of three kinds: eGain Content Adapter, eGain CTI Adapter, and eGain Data Adapter.

Hosted Operations

Our hosted customers receive access to the full functionality of our applications through a standard web browser and Internet connection. Through a network of our service centers and hosting partners linked by high-speed Internet connections, we provide our customers with multiple redundant paths to access their hosted customer service applications. We remotely manage these applications residing on server machines housed at leading co-location facilities. We also offer value-added services to our hosted customers, including application management, database maintenance, mail hosting and anti-virus protection. We have also developed proprietary web-based hosted service management systems, enabling our service professionals to efficiently administer and manage large numbers of hosted customer applications.

Furthermore, the multi-tenant capability of eGain Service 7 allows us to more effectively serve multiple customers at reduced cost of ownership.

Professional Services

Our worldwide professional services organization provides consulting, hosting, technical support, and education services designed to ensure customer success and build customer loyalty.

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

As of fiscal year ended June 30, 2005, we had approximately 76 professionals providing worldwide services for systems installation, solutions development, application management, and education and support.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. We target our sales efforts at Global 2000 companies. Our North American direct sales personnel are based at our corporate headquarters in Mountain View, California, with field sales presence throughout the United States and Canada. Internationally, we have field offices in Ireland, Italy, India and the United Kingdom.

The direct sales force is organized into teams that include both sales representatives and sales consultants. Our direct sales force is complemented by telemarketing representatives.

We further complement our direct sales force with a series of reseller and sales alliances. Through these alliances, we are able to leverage additional sales, marketing and deployment capabilities.

Marketing and Partner Strategy

Our marketing strategy is to build market awareness as a leading provider of customer service and contact center software that enables Global 2000 companies to transform traditional call centers into multichannel contact centers that generate profits and value for the entire enterprise. Our marketing also focuses on generating qualified leads for the sales force.

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

As of fiscal year ended June 30, 2005, there were approximately 51 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors including: telecommunications, financial services, insurance, outsourced services, retail, technology, manufacturing and consumer goods. Our revenues are divided among small and medium sized enterprises (companies with up to $1 billion in annual revenues) and large enterprises (over $1 billion in annual revenues). For the fiscal year ended June 30, 2005, international revenue accounted for 49% and domestic revenue for 51% of total revenue, compared to 48% and 52% respectively for fiscal year 2004.

None of our customers accounted for more than 10% of our revenues in fiscal years 2005 or 2004.

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Avaya, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., RightNow Technologies, Inc., Knova, Inc., and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Siebel Systems, Inc., Oracle Corporation, SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

We believe competition will continue to be fierce as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services.

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

As of fiscal year ended June 30, 2005, there were approximately 69 employees engaged in worldwide product development activities.

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

Employees

As of fiscal year ended June 30, 2005, we had 225 full-time employees, of which 69 were in product development, 76 in services and support, 51 in sales and marketing, and 29 in finance and administration.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended June 30, 2005
First Quarter	$1.09	$0.60
Second Quarter	1.62	0.61
Third Quarter	1.20	0.82
Fourth Quarter	0.85	0.62

Year Ended June 30, 2004
First Quarter	$6.40	$2.62
Second Quarter	4.39	1.75
Third Quarter	4.60	1.65
Fourth Quarter	2.10	1.03

Year Ended June 30, 2003
First Quarter	$4.90	$1.20
Second Quarter	3.80	1.00
Third Quarter	2.50	1.70
Fourth Quarter	7.20	1.80

(b)  Holders

As of September 22, 2005, there were approximately 473 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 7,700 beneficial stockholders of our common stock as of September 22, 2005.

(c)  Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d)  Recent Sales of Unregistered Securities and Purchases of Equity Securities

During the three months ended June 30, 2005, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities.

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

	Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share information)
Revenue:
License	$5,960	$4,058	$6,095	$10,015	$24,285
Support and Services	14,468	15,545	15,989	20,414	29,152

Total revenue	20,428	19,603	22,084	30,429	53,437
Cost of license	406	1,646	1,772	858	782
Cost of support and services	6,215	6,462	8,738	16,003	28,620
Cost of revenue—acquisition related	—	—	827	1,448	1,448

Gross profit	13,807	11,495	10,747	12,120	22,587
Operating costs and expenses:
Research and development	2,367	2,942	5,869	11,395	22,877
Sales and marketing	8,855	8,284	9,598	25,147	46,995
General and administrative	3,295	3,447	4,816	8,940	16,389
Impairment of long-lived assets	—	—	—	36,779	—
Amortization of goodwill	—	—	—	33,212	34,964
Amortization of intangible assets	—	1,203	1,307	1,852	1,852
Amortization of deferred compensation	—	—	157	961	3,291
Restructuring and other	(922)	23	620	8,964	1,443

Total operating costs and expenses	13,595	15,899	22,367	127,250	127,811

Income / (Loss) from operations	212	(4,404)	(11,620)	(115,130)	(105,224)
Interest income	44	16	76	601	3,417
Interest expense and other income (expense)	(1,098)	(506)	68	(1,291)	(845)

Net loss	(842)	(4,894)	(11,476)	(115,820)	(102,652)
Dividends on convertible preferred stock	(3,732)	(7,384)	(6,890)	(6,447)	(5,433)
Beneficial conversion feature on convertible preferred stock	—	—	—	(43,834)	(19,335)

Net loss applicable to common stockholders	$(4,574)	$(12,278)	$(18,366)	$(166,101)	$(127,420)

Per share information:
Basic and diluted net loss per common share	$(0.47)	$(3.33)	$(5.01)	$(45.85)	$(36.24)

Shares used in computing basic and diluted net loss per common share	9,731	3,688	3,664	3,623	3,516

	June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,498	$5,181	$4,407	$9,892	$42,613
Working capital	794	2,009	(172)	2,281	37,758
Total assets	15,904	15,161	19,038	35,544	158,151
Long-term debt	7,648	6,607	1,974	831	1,720

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitabily, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade.

We were founded in September 1997. Since inception, we have incurred substantial costs developing our proprietary technological solutions, recruiting and compensating personnel, and purchasing operating assets. As a result of these efforts, and the decline in technology spending by our customers in recent years we have incurred significant losses and had an accumulated deficit of $316.4 million as of June 30, 2005, which includes approximately $80.3 million related to goodwill charges.

In response to our revenues declining during fiscal years 2001 through 2004 we have repeatedly taken actions to reduce overall expense rates while beginning to make modest increases in sales and marketing investments in the last two fiscal years. As a result of these actions net revenues increased to $20.4 million in fiscal year 2005 from $19.6 million in fiscal year 2004. In addition, we earned an income from operations of $212,000 in fiscal year 2005, compared to losses from operations of $4.4 million in fiscal year 2004 and $11.6 million in fiscal year 2003. In addition, net cash used in operating activities decreased to $1.1 million in fiscal year 2005 compared to $2.3 million in fiscal year 2004 and $5.9 million in fiscal year 2003. As of June 30, 2005 our cash and cash equivalents were $4.5 million compared to $5.2 million on June 30, 2004 and $4.4 million on June 30, 2003. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. We intend to continue to make investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We also intend to continue to make investments in sales and marketing efforts based upon anticipated demand for our products and services. We have only recently achieved profitability on an operating basis and in view of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Holders of a majority of the outstanding common stock of eGain Communications Corporation approved a proposal to amend our certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A Cumulative Convertible Preferred Stock and accreted dividends into approximately 11.6 million shares of common stock at the company’s annual meeting held on December 15, 2004. The conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock was effective on December 23, 2004.

In April 2001, we obtained final regulatory approval from the government of India to complete the acquisition of eGain Communications Private Limited (“eGain India”), formerly Nitman Software Private Limited, a software development company located in Pune, India. Effective April 23, 2001, we acquired all of the outstanding capital stock of eGain India for cash. The acquisition has been at the cornerstone of our strategy of developing a global operating model that allows us to maintain our commitment to the customer service and contact center market and innovation while remaining fiscally prudent.

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

Revenue Recognition

We derive revenues from two sources: license fees, and support and services. Support and services includes hosting, software maintenance and support, and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”).

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors (iii) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. This has not been necessary in the last three years. When such estimates are not available, the completed contract method is utilized.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

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

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the remaining term of the hosting agreement. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or by using the percentage of completion method.

Training revenue is recognized when training is provided.

Hosting Services Revenue

Included in support services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements are typically for a period of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for the software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return.

We allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Hosting services are recognized ratably over the term of the initial hosting contract term;

•	Professional services are recognized as described above under “Professional Services Revenue”; and

•	License revenue is recognized as described above under “License Revenue.”

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For implementation services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining term of the hosting agreement.

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

Valuation of Long-Lived Assets

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years.

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review from fiscal years 2003 through 2005 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected, discounted cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

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

	Fiscal Year
	2005	2004	2003
Revenue:
License	29%	21%	28%
Support and Services	71%	79%	72%

Total revenue	100%	100%	100%
Cost of license	2%	8%	8%
Cost of support	30%	33%	39%
Cost of revenue—acquisition related	—	—	4%

Gross profit (loss)	68%	59%	49%
Research and development	12%	15%	27%
Sales and marketing	43%	42%	43%
General and administrative	16%	18%	22%
Amortization of goodwill and other intangible assets	—	6%	6%
Amortization of deferred compensation	—	—	1%
Restructuring and other	(4)%	—%	3%

Total operating costs and expenses	66%	81%	102%

Income / (Loss) from operations	1%	(22)%	(53)%

Revenue

Overall revenue, which consists of license revenue and support and services revenue, was $20.4 million, $19.6 million, and $22.1 million in fiscal years 2005, 2004, and 2003, respectively. In fiscal year 2005, overall revenue increased 4%, or $825,000 compared to fiscal year 2004. The increase in overall revenue in fiscal year 2005 was primarily due to the increase in license sales both to new and existing customers. For fiscal year 2004, overall revenue decreased 11% or $2.5 million, compared to fiscal year 2003. Overall revenue was relatively flat quarter over quarter throughout fiscal year 2004 so the relative decrease in fiscal year 2004 was attributable to the steep revenue decline in the first quarter of fiscal year 2004 where overall revenue decreased by 15% compared to the last quarter of fiscal year 2003. The reduction in overall revenue in fiscal years 2003 and 2004 was primarily due to the weak economic environment, and in particular spending in technology, and its adverse impact on sales of enterprise software. The weakness was particularly pronounced in the North American market in fiscal 2003 as both existing and prospective customers postponed purchases or made smaller purchases than in previous years, but stabilized in fiscal 2004 and continued to improve in fiscal year 2005. Revenue from North America increased 3% or $276,000 in fiscal year 2005 compared to fiscal year 2004. In comparison, revenue from North America declined 9% or $1.0 million, in fiscal year 2004 compared to fiscal year 2003.

License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Revenue:
License	$5,960	$4,058	$6,095	$1,902	47%	$(2,037)	(33)%
Percentage of total revenue	29%	21%	28%

License revenue was $6.0 million, $4.1 million, and $6.1 million in fiscal years 2005, 2004, and 2003, respectively. This represents an increase of 47%, or $1.9 million, in fiscal year 2005 compared to fiscal year 2004 and a decrease of 33% or $2.0 million in fiscal year 2004 compared to fiscal year 2003. The increase in fiscal year 2005 was primarily due to (i) the increase in the number of license transactions over $300,000 that closed during the current fiscal year and (ii) existing customers purchasing additional licenses for previously purchased products. The decrease in fiscal year 2004 was primarily due to the slowing global economy that resulted in a decline in customer orders as well as lengthened sales cycles worldwide as well as a shift by new customers to select the hosted option versus a license purchase of our software. License revenue represented 29%, 21% and 28% of total revenue for the fiscal years 2005, 2004 and 2003, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase in fiscal year 2006.

Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Revenue:
Hosting services	$3,502	$3,139	$3,662	$363	12%	$(523)	(14)%
Maint. and support services	7,957	8,233	8,368	(276)	(3)%	(135)	(2)%
Professional services	3,009	4,173	3,959	(1,164)	(28)%	214	5%

Total support and services	$14,468	$15,545	$15,989	$(1,077)	(7)%	$(444)	(3)%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue was $14.5 million, $15.5 million and $16.0 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 7% or $1.1 million in fiscal year 2005 compared to fiscal year 2004 and a decrease of 3% or $444,000 in fiscal year 2004 compared to fiscal year 2003. Support and services revenue represented 71%, 79% and 72% of total revenue for the fiscal years 2005, 2004 and 2003, respectively.

Hosting revenue was $3.5 million, $3.1 million and $3.7 million in fiscal years 2005, 2004 and 2003, respectively. Even though hosting revenues declined year-over-year from fiscal year 2003 to fiscal year 2004, we did see the reversal of this trend due to the increased number of new customers signing up for hosting in fiscal year 2004. This positive trend continued in fiscal year 2005 with hosting revenues increasing by approximately 12% in fiscal year 2005 compared to fiscal year 2004. We expect hosting revenue to increase slightly in future periods based upon current renewal rates for existing hosted customers and the rate that we are signing up new hosted customers.

Maintenance and support revenue was $8.0 million, $8.2 million and $8.4 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 3% or $275,000 in fiscal year 2005 compared to fiscal year 2004 and a decrease of 2% or $136,000 in fiscal year 2004 compared to fiscal year 2003. The decreases in fiscal years 2005 and 2004 were due to the maintenance and support revenue from new license sales not exceeding the reduced revenue resulting from customers not renewing their maintenance and support contracts. We expect maintenance and support revenue to be relatively constant in future periods based upon current renewal rates for existing maintenance and support customers and the current levels of new license sales.

Professional services revenue was $3.0 million, $4.2 million and $4.0 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 28% or $1.2 million in fiscal year 2005 compared to fiscal year 2004 and an increase of 5% or $214,000 in fiscal year 2004 compared to fiscal year 2003. The fiscal year 2005 decrease was due in part to increased revenue recognized in fiscal 2004 associated with existing customers upgrading to our eGain Service 6™ product. Other factors contributing to the decrease were (i) increased license sales to customers with existing deployments that do not generally require additional implementation services, (ii) the increased ease of implementation and enhanced configurability of the newer versions of our products resulting in lower implementation costs to our customers and (iii) the deferral of approximately $237,000 of implementation of services delivered in fiscal 2005 that will be recognized ratably over the remaining term of the hosting agreements. Based upon our current product release schedule and sales pipeline we expect professional services revenue to increase in future periods.

In fiscal 2005, 2004 and 2003, no single customer accounted for more than 10% of total revenue.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Cost of revenue	$6,621	$8,108	$11,337	$(1,487)	(18)%	$(3,229)	(28)%
Percentage of total revenue	32%	41%	51%
Gross Margin	68%	59%	49%

Total cost of revenue was $6.6 million, $8.1 million and $11.3 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 18% or $1.5 million in fiscal year 2005 compared to fiscal year 2004 and a decrease of 28% or $3.2 million in fiscal year 2004 compared to fiscal year 2003. Total cost of revenue decreased as a percentage of total revenues to 32% (a gross margin of 68%) in the fiscal year 2005 period from 41% (a gross margin of 59%) in the fiscal year 2004 period.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Cost of license	$406	$1,646	$1,772	$(1,240)	(75)%	$(126)	(7)%
Percentage of license revenue	7%	41%	29%
Gross Margin	93%	59%	71%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $406,000, $1.6 million and $1.8 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 75% or $1.2 million in fiscal year 2005 compared to fiscal year 2004 and a decrease of 7% or $126,000 in fiscal year 2004 compared to fiscal year 2003. Total cost of license decreased as a percentage of total license revenues to 7% (a gross margin of 93%) in the fiscal year 2005 period from 41% (a gross margin of 59%) in the fiscal year 2004 period. The significant decrease in fiscal year 2005 was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. In addition, as part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding costs for third-party software royalty costs. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Cost of support and service	$6,215	$6,462	$8,738	$(247)	(4)%	$(2,276)	(26)%
Percentage of supp. and serv. revenue	43%	42%	55%
Gross Margin	57%	58%	45%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services was $6.2 million, $6.5 million and $8.7 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 4% or $247,000 in fiscal year 2005 compared to fiscal year 2004 and a decrease of 26% or $2.3 million in fiscal year 2004 compared to fiscal year 2003. Total cost of support and services as a percentage of total support and services revenues was 43% (a gross margin of 57%) in the fiscal year 2005 period compared to 42% (a gross margin of 58%) in the fiscal year 2004 period. The decrease in fiscal 2005 compared to fiscal year 2004 was primarily due to the reduction in hosting related services including the depreciation expense of capital equipment and the costs paid to remote co-location centers. The significant decrease in fiscal year 2004 compared to fiscal year 2003 was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of support and services in future periods.

Cost of Revenue—Acquisition Related

Cost of revenue—acquisition related costs was $0, $0 and $827,000 in fiscal year 2005, 2004 and 2003, respectively. These amounts consisted of amortization of developed technology resulting from our business combinations in fiscal year 2000 that were fully amortized in the quarter ended March 31, 2003.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Research and Development	$2,367	$2,942	$5,869	$(575)	(20)%	$(2,927)	(50)%
Percentage of total revenue	12%	15%	27%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Our product development focus in fiscal year 2005 has been in bringing additional products onto the core Service Management Platform (eGain SMP). Leveraging our open Java J2EE architecture, we have also expanded our reach with support for additional operating systems and data base platforms. Research and development expense was $2.4 million, $2.9 million and $5.9 million in fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 20% or $575,000 in fiscal year 2005 compared to fiscal year 2004 and a decrease of 50% or $2.9 million in fiscal year 2004 compared to fiscal year 2003. Total research and development expenses as a percentage of total revenues was 12% in the fiscal year 2005 period compared to 15% in the fiscal year 2004 period. The decreases in fiscal year 2005 compared to fiscal year 2004 were primarily due to the headcount reduction in North America and the migration of development resources to eGain India that took place in the quarter ended September 30, 2004. The significant decrease in fiscal year 2004 compared to fiscal year 2003 was primarily due to the reduction in worldwide workforce, a decline in outside contractor services and co-location lease costs as well as the migration of resources to eGain India. Our occupancy costs and related overhead were also reduced due to the consolidation of excess facilities, the asset write-offs related to the reduction of work force and the closure of offices in fiscal year 2002 and fiscal year 2003. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research and development expense in future periods.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Sales	$7,051	$7,024	$8,305	$27	0%	$(1,281)	(15)%
Marketing	$1,804	$1,260	$1,293	$544	43%	$(33)	(3)%
Total Sales and Marketing	$8,855	$8,284	$9,598	$571	7%	$(1,314)	(14)%
Percentage of total revenue	43%	42%	43%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $8.9 million, $8.3 million and $9.6 million in fiscal years 2005, 2004 and 2003, respectively. This represented an increase of 7% or $571,000 in fiscal year 2005 compared to fiscal year 2004 and a decrease of 14% or $1.3 million in fiscal year 2004 compared to fiscal year 2003. Total sales and marketing expenses as a percentage of total revenues was 43% in the fiscal year 2005 compared to 42% in the fiscal year 2004.

Total sales expenses for both the fiscal years 2005 and 2004 were $7.0 million compared to $8.3 million in fiscal year 2003. The decrease of $1.3 million in fiscal year 2004 compared to fiscal year 2003 was primarily due to a decline in headcount through planned workforce reductions to reflect a tough market and internal reorganization. Based upon our hiring plans, and current revenue expectations we anticipate a slight increase in sales expenses in future periods.

Total marketing expenses were $1.8 million in fiscal year 2005 compared to $1.3 million for both the fiscal years 2004 and 2003. The increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to the increased lead generation activities and marketing programs. Based upon current revenue expectations, we anticipate a slight increase in marketing expenses in future periods.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
General and administrative	$3,295	$3,447	$4,816	$(152)	(4)%	$(1,369)	(28)%
Percentage of total revenue	16%	18%	22%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $3.3 million, $3.4 million and $4.8 million in the fiscal years 2005, 2004 and 2003, respectively. This represented a decrease of 4% or $152,000 in fiscal year 2005 compared to fiscal year 2004 and a decrease of 28% or $1.4 million in fiscal year 2004 compared to fiscal year 2003. Total general and administrative expenses as a percentage of total revenues was 16% in the fiscal year 2005 period compared to 18% in the fiscal year 2004 period. The decrease in fiscal year 2005 compared to fiscal year 2004 was primarily due to the reduction in premiums for directors’ and officers’ liabilities insurance, a reduction in executive personnel and compensation expense and a reduction in depreciation expense due to assets being fully depreciated. The significant decrease in fiscal year 2004 compared to fiscal year 2003 was primarily due to a decline in headcount through increased efficiencies, migration of certain accounting and human resource functions to India, the reduction in professional services fees related to the change in accounting firm, reduced depreciation expense due to assets being fully depreciated and the discontinuance of certain software maintenance contracts. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations and includes criteria that requires intangible assets such as assembled workforce to be recognized as part of goodwill. As of July 1, 2002, eGain reclassified $750,000 of assembled workforce from intangibles to goodwill.

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

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFA No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the asset’s estimated useful life, which ranges from three to four years. The amortizable intangibles were fully amortized in fiscal year 2004 and remaining intangibles are for goodwill only. We performed annual impairment review for fiscal years 2005, 2004 and 2003 and found no impairment.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review with the assistance of a third party valuation firm as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review with the assistance of a third party valuation firm as of April 1, 2004 and April 1, 2003 and found no impairment. We performed an annual goodwill impairment review internally as of April 1, 2005 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2005, 2004 and 2003, we did not have any such losses.

Valuation and Amortization of Stock-Based Compensation

Stock-based compensation is recorded in connection with grants of stock options to employees on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options. Stock-based compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, we record compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We recorded amortization of stock-based compensation of $0, $0 and $157,000 in fiscal years 2005, 2004 and 2003, respectively.

Restructuring and Other Expense

Net restructuring benefit was $944,000 in fiscal year 2005 and net restructuring expense was $186,000 and $620,000 in fiscal years 2004 and 2003, respectively. Other expense related to the disposal of fixed assets was $22,000 in fiscal year 2005 compared to a gain related to the disposal of fixed assets of $163,000 in fiscal year 2004. There was no other expense recorded in fiscal year 2003.

Background

Beginning in fiscal year 2001 and continuing through the first quarter of fiscal year 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular, spending in technology, had an adverse impact on sales of enterprise software. As a result, we saw a decline in our revenues in fiscal years 2002, 2003 and 2004. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•	We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from North America to India; (iii) temporary reduction in salaries (fiscal year 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal year 2003. Our restructuring plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004. Our restructuring plan consisted of further reductions in our workforce in Europe.

•	Based upon our evaluation of the performance of our Japan operations we initiated a restructuring plan in January 2005 to close the Japan office.

During the quarter ended March 31, 2005, we recorded a restructuring expense of $14,000 which consisted of $60,000 for the closure of the Japan office, partially offset by the reversal of an over accrual of $46,000 related to two lease settlements for excess facilities that were paid in full in February 2005.

During the quarter ended December 31, 2004, we recorded a restructuring benefit of $958,000 to reflect the accrual adjustment for two legal settlements that had payments tied to any distribution made to the holders of our Series A Preferred Stock.

The estimated contingent payments related to two lease settlements for excess facilities was finalized and paid in February 2005. As part of separate settlement agreements with the two landlords, in the event we make a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred held by such Series A Preferred holders, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. Based upon the final distribution to the Series A Preferred Stock holders we needed to reduce the outstanding liability we had accrued for these two settlements by approximately $958,000. In February 2005, a total payment of $242,000 was made for the finalized settlements and the over accrual of $46,000 was reversed.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 (in thousands):

	Fiscal 2005 plan	Fiscal 2004 plan	Fiscal 2003 plan			Fiscal 2002 plan			Fiscal 2001 plan			Total
	Other	Severance	Facilities related	Severance	Other	Facilities related	Severance	Other	Facilities related	Severance	Other
Restructuring provision in fiscal 2001:
Excess facilities	$—	$—	$—	$—	$—	$—	$—	$—	$263	$—	$—	$263
Employee severance	—	—	—	—	—	—	—	—	—	917	—	917
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	263	263

Total charges in fiscal 2001	—	—	—	—	—	—	—	—	263	917	263	1,443
Cash paid	—	—	—	—	—	—	—	—	(43)	(917)	(263)	(1,223)

Balance as of June 30, 2001	—	—	—	—	—	—	—	—	220	—	—	220
Restructuring provision in fiscal 2002:
Excess facilities	—	—	—	—	—	6,412	—	—	—	—	—	6,412
Leasehold improvement write-offs	—	—	—	—	—	1,315	—	—	—	—	—	1,315
Employee severance	—	—	—	—	—	—	1,222	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	—	—	—	15	—	—	—	15

Total charges in fiscal 2002	—	—	—	—	—	7,727	1,222	15	—	—	—	8,964
Cash paid	—	—	—	—	—	(1,449)	(1,222)	(15)	(88)	—	—	(2,774)
Non-cash paid	—	—	—	—	—	(1,315)	—	—	—	—	—	(1,315)

Balance as of June 30, 2002	—	—	—	—	—	4,963	—	—	132	—	—	5,095
Restructuring provision in fiscal 2003:
Excess facilities	—	—	997	—	—	—	—	—	—	—	—	997
Employee severance	—	—	—	1,222	—	—	—	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	61	—	—	—	—	—	—	61
Provision adjustment	—	—	—	—	—	(1,660)	—	—	—	—	—	(1,660)

Total charges in fiscal 2003	—	—	997	1,222	61	(1,660)	—	—	—	—	—	620
Cash paid	—	—	(613)	(1,222)	(61)	(1,382)	—	—	(40)	—	—	(3,318)

Balance as of June 30, 2003	—	—	384	—	—	1,921	—	—	92	—	—	2,397
Restructuring provision in fiscal 2004:
Excess facilities	—	—	—	—	—	—	—	—	—	—	—	—
Employee severance	—	80	—	—	—	—	—	—	—	—	—	80
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	—	0
Provision adjustment	—	—	(74)	—	41	139	—	—	—	—	—	106

Total charges in fiscal 2004	—	80	(74)	—	41	139	—	—	—	—	—	186
Cash paid	—	(80)	(295)	—	(41)	(711)	—	—	(92)	—	—	(1,219)
Non-cash paid	—	—	—	—	—	(14)	—	—	—	—	—	(14)

Balance as of June 30, 2004	$—	$—	$15	$—	$—	$1,335	$—	$—	$—	$—	$—	$1,350
Restructuring provision in fiscal 2005:
Excess facilities	—	—	—	—	—	—	—	—	—	—	—	—
Employee severance	—	—	—	—	—	—	—	—	—	—	—	—
Professional and miscellaneous charges	60	—	—	—	—	—	—	—	—	—	—	60
Provision adjustment	—	—	—	—	—	(1,004)	—	—	—	—	—	(1,004)

Total charges in fiscal 2005	60	—	—	—	—	(1,004)	—	—	—	—	—	(944)
Cash paid	(60)	—	(15)	—	—	(314)	—	—	—	—	—	(389)
Non-cash paid	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of June 30, 2005	$—	$—	$—	$—	$—	$17	$—	$—	$—	$—	$—	$17

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2004 to 2003
	(in thousands)
Operating income / (loss)	$212	$(4,404)	$(11,620)	$4,616	105%	$7,216	62%
Operating margin	1%	(22)%	(53)%

Income from operations was $212,000 in fiscal year 2005 compared to a loss of $4.4 million and $11.6 million in fiscal years 2004 and 2003, respectively. This represented an improvement of 105% or $4.6 million in fiscal year 2005 compared to fiscal year 2004 and an improvement of 62% or $7.2 million in fiscal year 2004 compared to fiscal year 2003. The operating margin was 1% in the fiscal year 2005 period compared to a negative margin of 22% in the fiscal year 2004. The operating income in fiscal year 2005 compared to the operating loss in fiscal year 2004 was primarily due to: (i) the improved gross margins in fiscal year 2005 resulting from the decreased cost of license revenue in fiscal year 2005, (ii) no amortization of other intangible assets expense in fiscal year 2005 compared to a $1.2 million charge in fiscal year 2004 and (iii) a restructuring benefit of $922,000 in fiscal year 2005 compared to a restructuring expense of $23,000 in fiscal year 2004. The decrease of operating losses in fiscal year 2004 compared to fiscal year 2003 was primarily due to our actions in reducing our operating expenses which included worldwide planned reduction in workforce, closure of international offices and consolidation of excess facilities in North America.

Interest Income

Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income increased to $44,000 in fiscal year 2005 from $16,000 in fiscal year 2004. Interest income decreased 79%, or $60,000 in fiscal year 2004 compared to 2003. The increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to the increase of the average cash balance in fiscal year 2005. The significant decrease in fiscal year 2004 compared to fiscal year 2003 was primarily due to a decline in our average cash balance.

Interest Expense and Other Income (Expense)

Interest expense was $998,000, $612,000 and $359,000 in fiscal years 2005, 2004 and 2003, respectively. This represents an increase of 63% or $386,000 in fiscal year 2005 compared to fiscal year 2004 and an increase of 70% or $253,000 in fiscal year 2004 compared to fiscal year 2003. The increase in fiscal year 2005 was primarily due to the interest of $853,000 from borrowings from related party notes payable and $118,000 related to discount on warrants. The increase in fiscal year 2004 was primarily due to the interest of $489,000 from borrowings from related party notes payable and $72,000 related to discount on warrants compared to the decrease in fiscal year 2003 related to the decrease in interest rates and reduced bank borrowing.

Other expense was $100,000 in fiscal year 2005 compared to other income of $106,000 and $427,000 in fiscal years 2004 and 2003, respectively. The other expense in fiscal year 2005 was net of tax expense and a gain related to a real estate settlement and foreign exchange. The other income in fiscal year 2004 consisted of the benefits of $340,000 from the reversal of an outstanding liability related to an internal use license agreement, $48,000 from the reduction of the buyout amount for one of our capital equipment leases and partially offset by tax expense.

Related Party Transactions

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. Each five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2005 was $4.9 million. As of June 30, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants became exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the remaining warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2005 was $2.7 million. As of June 30, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires changes in accounting principle to be applied retrospectively to prior periods as if the principle had always been issued. Previously, voluntary changes in accounting principle were required to be recognized cumulatively in net income in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this new accounting standard effective July 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on our financial position

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. The amendment made by SFAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we have adopted this new accounting standard effective of July 1, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP FAS 109-2 is effective immediately. The adoption of FSP FAS 109-2 is not expected to have a material impact on our financial position.

In December 2004 the FASB issued SFAS No. 123R (revised 2004) which will require us, beginning in fiscal 2006, to expense employee stock options for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants using the fair value method, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123R. When we expense employee stock options in the future, this change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see information above in this section. Participation by our employees in our employee stock purchase plan may trigger additional compensation charges when the amendments to SFAS 123R are adopted.

Liquidity and Capital Resources

Overview

In response to our revenues declining during fiscal years 2001 through 2004 we have repeatedly taken actions to reduce overall expense rates while beginning to make modest increases in sales and marketing investments in the last two fiscal years. As a result of these actions net revenues increased to $20.4 million in fiscal year 2005 from $19.6 million in fiscal year 2004. In addition, we recorded income from operations of $212,000 in fiscal year 2005, compared to net losses from operations of $4.4 million in fiscal year 2004 and $11.6 million in fiscal year 2003. In addition, net cash used in operating activities decreased to $1.1 million in fiscal year 2005 compared to $2.3 million in fiscal year 2004 and $5.9 million in fiscal year 2003. As of June 30, 2005 our cash and cash equivalents were $4.5 million compared to $5.2 million on June 30, 2004 and $4.4 million on June 30, 2003. As of June 30, 2005 we had working capital of $794,000, compared to $2.0 million at June 30, 2004. As of June 30, 2005, $4.1 million of our current liabilities consists of current deferred revenue compared to $3.7 million on June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months however, if needed, we plan to explore additional equity and/or debt financings in fiscal year 2006.

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of June 30, 2005, the interest rate was 8.0%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of June 30, 2005, we had made two advances under the Equipment Line, one for $104,008 and the other one for $50,490, with interest rates of 8.75% and 9%, respectively. As of June 30, 2005, the available balance under the Equipment Line is $595,502.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. The warrants became exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2005 was $2.7 million. As of June 30, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2005 was $4.9 million. As of June 30, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On August 8, 2000, we raised and received net proceeds of $82.6 million through the issuance of shares of convertible preferred stock and warrants to purchase approximately 383,000 shares of common stock in a private placement. The convertible preferred stock liquidation value accreted at a rate of 6.75% per annum. All preferred shares and accreted dividends totaling $112.5 million converted to common stock on December 23, 2004. The cumulative accretion through December 23, 2004 totaled $29.9 million.

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

Cash Flows

Net cash used in operating activities was $1.1 million, $2.3 million and $5.9 million in fiscal years 2005, 2004 and 2003, respectively. The decrease in cash used in operating activities was primarily the result of our reduced net losses, partially offset by non-cash charges.

Net cash used in investing activities was $616,000 in fiscal year 2005 compared to $178,000 in fiscal year 2004 and $270,000 provided by investing activities in the fiscal year 2003. Cash used in investing activities in both fiscal years 2005 and 2004 were primarily due to the purchases of equipment, while net cash provided by investing activities in fiscal year 2003 consisted of the sale of property and equipment.

Net cash provided by financing activities was $1.2 million, $3.3 million and $375,000 in fiscal years 2005, 2004 and 2003, respectively. Cash provided from financing activities was primarily due to the proceeds from the related party notes, bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings and capital leases, accrued interest and amortization of discount on related party notes.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of June 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2006	2007	2008	2009	2010
Operating leases	566	581	435	454	171	171	2,378
Bank borrowings	1,585	69	—	—	—	—	1,654
Related party notes payable	—	—	2,000	4,500	—	—	6,500

Total	2,151	650	2,435	4,954	171	171	10,532

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2005. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	June. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003
	(in thousands)
Consolidated Statements of Operations Data:

Revenue:
License	$2,232	$1,071	$1,384	$1,273	$743	$1,271	$1,254	$790
Support and Services	3,610	3,607	3,803	3,448	3,977	3,949	3,836	3,783

Total revenue	5,842	4,678	5,187	4,721	4,720	5,220	5,090	4,573
Cost of license	100	57	76	173	365	383	447	451
Cost of support and services	1,679	1,569	1,512	1,455	1,541	1,686	1,726	1,509
Cost of revenue—acquisition related	—	—	—	—	—	—	—	—

Gross profit (loss)	4,063	3,052	3,599	3,093	2,814	3,151	2,917	2,613

Operating costs and expenses:
Research and development	734	571	524	538	619	598	660	1,065
Sales and marketing	2,421	2,127	2,206	2,101	1,981	2,167	2,011	2,125
General and administrative	882	815	848	750	777	822	939	909
Amortization of other intangible assets	—	—	—	—	289	302	306	306
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Restructuring and other	6	30	(958)	—	(135)	(4)	35	127

Total operating costs and expenses	4,043	3,543	2,620	3,389	3,531	3,885	3,951	4,532

Income / (Loss) from operations	20	(491)	979	(296)	(717)	(734)	(1,034)	(1,919)
Non-operating income (expense), net	(297)	(234)	(247)	(276)	(263)	(218)	144	(153)

Net income / (loss)	(277)	(725)	732	(572)	(980)	(952)	(890)	(2,072)
Dividends on convertible preferred stock	—	—	(1,781)	(1,951)	(1,867)	(1,867)	(1,825)	(1,825)

Net loss applicable to common stockholders	$(277)	$(725)	$(1,049)	$(2,523)	$(2,847)	$(2,819)	$(2,715)	$(3,897)

Per share information:
Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.22)	$(0.68)	$(0.77)	$(0.76)	$(0.74)	$(1.06)

Shares used in computing basic and diluted net loss per common share	15,288	15,288	4,831	3,696	3,695	3,692	3,688	3,676

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and may not be able to turn profitable in the future

We incurred a net loss of $842,000 for the year ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $316.4 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. Although we achieved our first quarter of profitability in the quarter ended December 31, 2004, we may be unable to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

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

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, since the economic slowdown that began in 2000, corporate spending levels have decreased and the decision-making and approval process has became more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

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

Due to our limited operating history and the emerging market for our products and services, revenue and operating expenses are unpredictable and may fluctuate, which may harm our operating results and financial condition

Due to the emerging nature of the multichannel contact center market and other similar factors, our revenue and operating results may fluctuate from quarter to quarter. Our revenues in certain past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

As of June 30, 2005, we had working capital of $794,000, compared to a working capital of $2.0 million at June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2005 and that customers continue to pay on a timely basis, and we may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

Changes in the accounting treatment of stock options could adversely affect our results of operations

In December 2004 the FASB issued SFAS No. 123R (revised 2004) which will require us, beginning in fiscal 2006, to expense employee stock options for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants using the fair value method, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123R. When we expense employee stock options in the future, this change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 in this annual report on Form 10-K. Participation by our employees in our employee stock purchase plan may trigger additional compensation charges when the amendments to SFAS 123R are adopted.

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

We may experience a further decrease in market demand due to the slowed economy, which has also been further stymied by the concerns of terrorism, war, and social and political instability in the regions in which we do business

Spending on technology solutions by corporations and government enterprises has been markedly slow to rebound. In addition, the terrorist attacks in the United States and Europe and turmoil and war in the Middle East, Asia and elsewhere has increased the uncertainty in the United States, the European Union and Asian economies and may further add to the prolonged decline in the United States business environment. The war on terrorism, along with the effects of a terrorist attack and other similar events, the war in Iraq, military activities in

Afghanistan, and hostilities between India and Pakistan, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States and Europe, or as a result of the war in the Middle East and Asia, particularly India, we may experience further decreases in the demand for our products and services, which may harm our operating results.

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

We face a variety of risks stemming from strategic and operational decisions we have made in recent years

Beginning in 2001 we have made a series of key decisions relating to cost reduction, debt accrual and operational structure. Such decisions have posed challenges to and will continue to affect the infrastructure, debt and equity structure and the operations of the company. If such decisions have unanticipated consequences, they may have a material adverse effect on our financial condition and future results of operations. We have significantly cut the cost structure through reductions in force and the movement of certain key business functions to operations in India. We have also reduced our work force overall by 44% since fiscal year ended 2002. In addition, in excess of 50% of all employees and the majority of all software development is now done in India with an Indian workforce.

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

Our international operations involve various risks

We derived 49% of our revenues from international sales for the fiscal year 2005 compared to 48% for the fiscal year 2004. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

More than 50% of our workforce is employed through eGain India, and located in India. Of these employees more than 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations will require significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has also increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between both the United States and the European Union, and India are also of great importance to our operations.

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

Cost reduction initiatives may adversely affect the morale and performance of our personnel, which could affect our ability to retain high performers

To streamline operations and better align operating costs and expenses with revenue trends, we have restructured our organization several times from fiscal year 2001 to fiscal year 2004. The result has been substantial reductions in our workforce over time. Such reductions in workforce may continue to affect employee morale, create concern among existing employees about job security, and contribute to distractions that drain productivity. These issues may also lead to attrition and reduce our ability to meet the needs of our current and future customers. In addition, many of the employees who were terminated may have possessed specific knowledge or expertise and their absence may create significant difficulties. In addition, the workforce reductions previously completed have increased our dependence on our remaining employees and senior management. Any attrition beyond our planned workforce reductions could reduce our ability to develop new products and services, provide acceptable levels of customer service and meet the needs of our current and future customers and harm our results of operations. In particular, increased levels of attrition in the Indian workforce on which we deeply rely for research and development and where we have moved significant resources in recent years would have significant effects on the company and its results of operations.

Our success will also depend in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business.

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

Because we provide Internet-based eService software, interruptions or delays in Internet transmissions will harm our customers’ ability to receive and respond to online interactions. Therefore, our market depends on ongoing improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our stockholders might need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage could harm our reputation and business and operating results, or could result in the imposition of criminal penalties.

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

We may engage in future acquisitions or investments that could dilute our existing stockholders, cause us to incur significant expenses or harm our business

We may review acquisition or investment prospects that might complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, if at all, and, in the case of equity financings, may result in dilution to our existing stockholders. We may not be able to operate acquired businesses profitably. If we are unable to integrate newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2005 and 2004

eGain Communications Corporation

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years in the period ended June 30, 2005. We have also audited the schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

(Signed BDO Seidman, LLP)

San Francisco, California

August 8, 2005

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

eGain Communications Corporation

We have audited the accompanying consolidated balance sheet of eGain Communications Corporation as of June 30, 2003 and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss, and cash flows for the year ended June 30, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended June 30, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows of eGain Communications Corporation for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that eGain Communications Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and negative cash flows since inception. The Company has not achieved sustained profitability and may not be able to realize sufficient revenues to sustain profitability in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2003.

/s/    ERNST & YOUNG LLP

Palo Alto, California

August 8, 2003

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,498	$5,181
Restricted cash	12	12
Accounts receivable, less allowance for doubtful accounts of $266 and $138 at June 30, 2005 and 2004, respectively	4,590	2,876
Prepaid and other current assets	1,125	1,408

Total current assets	10,225	9,477
Property and equipment, net	741	473
Goodwill	4,880	4,880
Other assets	58	331

	$15,904	$15,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,109	$1,036
Accrued compensation	1,386	765
Accrued liabilities	1,190	1,335
Deferred revenue	4,144	3,731
Current portion of accrued restructuring	17	86
Bank borrowings	1,585	506
Current portion of capital lease obligations	—	9

Total current liabilities	9,431	7,468
Related party notes payable	7,579	6,607
Bank borrowing, net of current portion	69	—
Accrued restructuring, net of current portion	—	1,264
Other long term liabilities	229	242

Total liabilities	17,308	15,581

Commitments and contingencies (notes 6 and 10)

Stockholders’ deficit:
Series A Cumulative Convertible Preferred stock: $0.001 par value; 0.890 shares authorized, 0 and 0.885 issued and outstanding at June 30, 2005 and 2004; aggregate liquidation preference of $0 and $114,652 at June 30, 2005 and 2004	—	108,755
Common stock, $0.001 par value, 50,000 shares authorized, 15,288 and 3,696 shares issued and outstanding at June 30, 2005 and 2004	15	4
Additional paid-in capital	315,467	206,721
Notes receivable from stockholders	(72)	(94)
Accumulated other comprehensive loss	(456)	(290)
Accumulated deficit	(316,358)	(315,516)

Total stockholders’ deficit	(1,404)	(420)

	$15,904	$15,161

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2005	2004	2003
Revenue:
License	$5,960	$4,058	$6,095
Support and Services	14,468	15,545	15,989

Total revenue	20,428	19,603	22,084
Cost of license	406	1,646	1,772
Cost of support and services	6,215	6,462	8,738
Cost of revenue—acquisition related	—	—	827

Gross profit	13,807	11,495	10,747

Operating costs and expenses:
Research and development	2,367	2,942	5,869
Sales and marketing	8,855	8,284	9,598
General and administrative	3,295	3,447	4,816
Amortization of other intangible assets	—	1,203	1,307
Amortization of deferred compensation	—	—	157
Restructuring and other	(922)	23	620

Total operating costs and expenses	13,595	15,899	22,367

Income (loss) from operations	212	(4,404)	(11,620)
Interest income	44	16	76
Interest expense and other income (expense)	(1,098)	(506)	68

Net loss	(842)	(4,894)	(11,476)
Dividends on convertible preferred stock	(3,732)	(7,384)	(6,890)

Net loss applicable to common stockholders	$(4,574)	$(12,278)	$(18,366)

Per share information:
Basic and diluted net loss per common share	$(0.47)	$(3.33)	$(5.01)

Shares used in computing basic and diluted net loss per common share	9,731	3,688	3,664

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 2002	1	$94,481	3,666	$37	$220,398	$(103)	$(257)	$59	$(299,146)	$15,469
Dividends on convertible preferred stock	—	6,890	—	—	(6,890)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2	—	1	1	—	—	—	2
Warrant on related party notes	—	—	—	—	173	—	—	—	—	173
Deferred stock compensation	—	—	—	—	(62)	—	62	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	157	—	—	157
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,476)	(11,476)	$(11,476)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(244)	—	(244)	(244)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(11,720)

BALANCES AT JUNE 30, 2003	1	$101,371	3,668	$37	$213,620	$(102)	$(38)	$(185)	$(310,622)	$4,081

Adjustment due to stock split	—	—	—	(33)	33	—	—	—	—	—
Dividends on convertible preferred stock	—	7,384	—	—	(7,384)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	15	—	50	8	—	—	—	58
Issuance of common stock under employee stock purchase plan	—	—	13	—	22	—	—	—	—	22
Warrant on related party notes	—	—	—	—	418	—	—	—	—	418
Deferred stock compensation	—	—	—	—	(38)	—	38	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,894)	(4,894)	$(4,894)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(105)	—	(105)	(105)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(4,999)

BALANCES AT JUNE 30, 2004	1	$108,755	3,696	$4	$206,721	$(94)	$—	$(290)	$(315,516)	$(420)

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
Dividends on convertible preferred stock	—	3,732	—	—	(3,732)	—	—	—	—	—
Conversion of preferred stock to common stock	(1)	(112,487)	11,591	11	112,476	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1	—	2	—	—	—	—	2
Interest on stockholder notes	—	—	—	—	—	(4)	—	—	—	(4)
Write-off terminated employees’ loan	—	—	—	—	—	26	—	—	—	26
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(842)	(842)	$(842)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(166)	—	(166)	(166)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,008)

BALANCES AT JUNE 30, 2005	—	—	15,288	$15	$315,467	$(72)	$—	$(456)	$(316,358)	$(1,404)

See accompanying notes.

COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(842)	$(4,894)	$(11,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	326	1,060	3,940
Loss / (gain) on disposal of fixed assets	22	(163)	334
Amortization of other intangible assets	—	1,204	2,133
Amortization of deferred compensation	—	—	157
Accrued interest and amortization of discount on related party notes	973	560	137
Changes in operating assets and liabilities
Restricted cash	—	779	(791)
Accounts receivable	(1,714)	394	1,698
Prepaid and other current assets	283	1,489	1,575
Other assets	273	66	1,862
Accounts payable	73	(450)	(1,690)
Accrued compensation	621	(99)	(1,630)
Other accrued liabilities	(145)	(583)	(244)
Accrued restructuring	(1,333)	(1,047)	(2,698)
Deferred revenue	413	(602)	778
Other liabilities	(13)	(1)	29
Other	(1)	1	—

Net cash used in operating activities	(1,064)	(2,286)	(5,886)
Cash flows from investing activities:
Purchases of property and equipment	(616)	(217)	(96)
Proceeds from sale of property and equipment	—	39	366

Net cash (used in) provided by investing activities	(616)	(178)	270
Cash flows from financing activities:
Payments on borrowings	(3,386)	(3,324)	(3,366)
Payments on capital lease obligations	(9)	(16)	(420)
Proceeds from borrowings	4,534	2,103	2,159
Proceeds from related party notes payable	—	4,500	2,000
Write-off terminated employee’s loan, net of interest	22	—	—
Proceeds from issuance of common stock, net of repurchases	2	80	2

Net cash provided by financing activities	1,163	3,343	375
Effect of exchange rate differences on cash	(166)	(105)	(244)

Net increase (decrease) in cash and cash equivalents	(683)	774	(5,485)
Cash and cash equivalents at beginning of year	5,181	4,407	9,892

Cash and cash equivalents at end of year	$4,498	$5,181	$4,407

Supplemental cash flow disclosures:
Cash paid for interest	$26	$49	$327
Cash paid for income taxes	—	—	—

Non cash item:
Conversion of preferred stock to common stock	$112,486	—	—

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

We are a leading provider of customer service and contact center software, used by global enterprises for over a decade. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade.

We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

In response to our revenues declining during fiscal years 2001 through 2004 we have repeatedly taken actions to reduce overall expense rates while beginning to make modest increases in sales and marketing investments in the last two fiscal years. As a result of these actions net revenues increased to $20.4 million in fiscal year 2005 from $19.6 million in fiscal year 2004. In addition, we recorded income from operations of $212,000 in fiscal year 2005, compared to losses from operations of $4.4 million in fiscal year 2004 and $11.6 million in fiscal year 2003. In addition, net cash used in operating activities decreased to $1.1 million in fiscal year 2005 compared to $2.3 million in fiscal year 2004 and $5.9 million in fiscal year 2003. As of June 30, 2005 our cash and cash equivalents were $4.5 million compared to $5.2 million on June 30, 2004 and $4.4 million on June 30, 2003. As of June 30, 2005, we had working capital of $794,000, compared to $2.0 million at June 30, 2004. As of June 30, 2005, $4.1 million of our current liabilities consisted of current deferred revenue compared to $3.7 million on June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months however, if needed, we plan to explore additional equity and/or debt financings in fiscal year 2006.

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

We evaluate our significant estimates, including those related to revenue recognition, provision for doubtful accounts, property and equipment, restructuring obligations, and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.”

Foreign Currency Translation

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and revenues and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

Cash and Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2005 and 2004, we had only cash deposits at banks.

Restricted Cash

On September 20, 2002, we entered into an accounts receivable purchase agreement with Silicon Valley Bank (“SVB”) (see note 4 to Consolidated Financial Statements), as part of this agreement a loan facility in the amount of $2.6 million was secured by establishing a restricted certificate of deposit in the amount of $2.6 million. This restricted certificate of deposit was recorded as Restricted Cash. The amount of the restricted certificate of deposit was reduced as scheduled amortization payments on the term loan were made and as of February 29, 2004, the term loan was paid in full.

Collateralized Receivables

On September 20, 2002, eGain entered into an accounts receivable purchase agreement (the “AR Facility”) with SVB. The AR Facility originally provided for the sale of up to $5.0 million in certain qualified receivables. On March 25, 2003, eGain entered into a new modification agreement that reduced the amount to $1.9 million in certain qualified receivables. On October 29, 2004, eGain entered into a new loan and security agreement (the “Credit Facility”) with SVB which replaced the existing AR Facility. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. On December 28, 2004, eGain entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of June 30, 2005 the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, eGain entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). As of June 30, 2005, the outstanding balance under the Equipment Line was $154,498.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates and for the notes payable that the interest rates remained substantially unchanged between the date of the notes payable and the balance sheet date.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in commercial paper and money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents was $4.5 million as of June 30, 2005 which exceeded the FDIC limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the fiscal years ended June 30, 2005, 2004 and 2003, no single customer accounted for more than 10% of total revenue.

Sales to customers outside of North America accounted for $10.0 million, $9.4 million and $10.9 million of our total revenue in the fiscal years 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets (3 years). Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements (5 years). Leased equipment is depreciated over the lesser of the lease term or 3 years.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations and includes criteria that requires intangible assets such as assembled workforce to be recognized as part of goodwill. As of July 1, 2002, eGain reclassified $750,000 of assembled workforce from intangibles to goodwill.

Effective July 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the asset’s useful life, which ranges from three to four years.

Impairment of Long-Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of April 1, 2004 and April 1, 2003 and found no impairment. We performed an annual goodwill impairment review as of April 1, 2005 and found no impairment.

As of July 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For fiscal years 2005 and 2004, we did not have any such losses.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We derive revenues from two sources: license fees, and support and services. Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. In the event of a multiple element arrangement we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”).

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors (iii) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. This has not been necessary in the last three years. When such estimates are not available, the completed contract method is utilized.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the remaining term of the hosting agreement. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or by using the percentage of completion method.

Training revenue is recognized when training is provided.

Hosting Services Revenue

Included in support services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements are typically for a period of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for the software.

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

We allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Hosting services are recognized ratably over the term of the initial hosting contract term;

•	professional services are recognized as described above under “Professional Services Revenue”; and

•	license revenue is recognized as described above under “License Revenue”.

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For implementation services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining term of the hosting agreement.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2005, 2004 and 2003 were $336,000, $168,000 and $53,000, respectively.

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

Deferred compensation is amortized on a graded vesting method over the vesting period of the individual grants. In addition, eGain records compensation expense in connection with grants of stock options to non-employees pursuant to “Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”). These grants are periodically revalued as they vest in accordance with SFAS 123 and “EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All deferred compensation was fully amortized in fiscal year 2003.

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

	June 30,
	2005	2004	2003
As Reported:
Net loss applicable to common stockholders	$(4,574)	$(12,278)	$(18,366)
Basic and diluted net loss per share	(0.47)	(3.33)	(5.01)

Deduct: Total stock-based employee compensation expense determined under fair value based method	(86)	(588)	(434)
Add: Stock-based employee compensation expense included in reported net loss	0	0	157

Pro Forma:
Net loss applicable to common stockholders	$(4,660)	$(12,866)	$(18,643)

Basic and diluted net loss per share	(0.48)	(3.49)	(5.09)

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, 2005 is shown in the statement of stockholders’ equity. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2005 consists solely of accumulated foreign currency translation adjustments.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2005	2004	2003
Net loss applicable to common stockholders	$(4,574)	$(12,278)	$(18,366)

Basic and diluted:
Weighted-average common shares outstanding	9,731	3,688	3,666
Less weighted-average common shares subject to repurchase	—	—	(2)

Weighted-average common shares used in computing basic and diluted net loss per common share	9,731	3,688	3,664

Basic and diluted net loss per common share	$(0.47)	$(3.33)	$(5.01)

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options and warrants to purchase 2,410,827, 1,210,660 and 931,322 shares of common stock at June 30, 2005, 2004, and 2003, respectively, and convertible preferred stock convertible into 2,015,868 and 1,886,050 shares of common stock at June 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2005:
North America	$10,446	$742	$6,081
Europe	9,476	1,308	4,292
India	—	(1,868)	639
Asia Pacific	506	30	12

	$20,428	$212	$11,024

Year ended June 30, 2004:
North America	$10,170	$(3,545)	$6,499
Europe	8,750	1,012	2,812
India	—	(2,047)	617
Asia Pacific	683	176	353

	$19,603	$(4,404)	$10,281

Year ended June 30, 2003:
North America	$11,223	$(9,319)	$8,237
Europe	9,983	525	3,716
India	—	(2,407)	550
Asia Pacific	878	(419)	451

	$22,084	$(11,620)	$12,954

The following table provides the revenue for the fiscal years 2005, 2004 and 2003:

	June 30,
	2005	2004	2003
Revenue:
License	$5,960	$4,058	$6,095
Hosting services	3,502	3,139	3,662
Maint. and support services	7,957	8,233	8,368
Professional services	3,009	4,173	3,959

	$20,428	$19,603	$22,084

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires changes in accounting principle to be applied retrospectively to prior periods as if the principle had always been issued. Previously, voluntary changes in accounting principle were required to be recognized cumulatively in net income in the period of change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this new accounting standard effective July 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. The amendment made by SFAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we have adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP FAS 109-2 is effective immediately. The adoption of FSP FAS 109-2 is not expected to have a material impact on our financial position.

In December 2004 the FASB issued SFAS No. 123R (revised 2004) which will require us, beginning in fiscal 2006, to expense employee stock options for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants using the fair value method, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123R. When we expense employee stock options in the future, this change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see information above in this section.

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2005	2004
Computers and equipment	$1,115	$1,792
Furniture and fixtures	110	195
Leasehold improvements	208	239

Total	1,433	2,226
Accumulated depreciation and amortization	(692)	(1,753)

Property and equipment, net	$741	$473

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $326,000, $1.1 million and $3.9 million for the years ended June 30, 2005, 2004 and 2003, respectively. The decreased accumulated depreciation that resulted from disposal of fixed assets was $100,000 and $681,000 at June 30, 2005 and 2004, respectively.

Included in computers and equipment at June 30, 2004 and 2003 are computer hardware and software as well as equipment under capital leases. The total cost of leased equipment was $63,000 and $1.2 million in fiscal 2004 and 2003, respectively. The accumulated depreciation related to the leased equipment was $54,000 and $1.2 million at June 30, 2004, and 2003, respectively. The decrease was primarily due to the reclassification from leased equipment to computer equipment for the buyout. The total of fully depreciated assets as of June 30, 2005 was $20.2 million.

3.    RELATED PARTY NOTES PAYABLE

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy will make loans to us evidenced by one or more subordinated secured promissory notes and will receive warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2005 was $4.9 million. As of June 30, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2005 was $2.7 million. As of June 30, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

4.    BANK BORROWINGS

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of June 30, 2005, the interest rate was 8.0%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of June 30, 2005, we had made two advances under the Equipment Line, one for $104,008 and the other one for $50,490, with interest rates of 8.75% and 9%, respectively. As of June 30, 2005 the available balance under the Equipment Line is $595,502.

5.    INCOME TAXES

Net loss before income taxes consisted of the following (in thousands):

	June 30,
	2005	2004	2003
United States	$(381)	$(5,248)	$(10,276)
Foreign	(461)	354	(1,200)

Total	$(842)	$(4,894)	$(11,476)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	June 30,
	2005	2004	2003
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	(0.3)	(0.3)	—
Permanent items	(12.8)	(0.2)	(0.1)
Other items	—	(4.4)	(5.4)
Net change in valuation allowance	(20.9)	(29.1)	(28.5)

Effective tax rate	0%	0%	0%

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended June 30, 2005, 2004 or 2003.

As of June 30, 2005, we had a federal net operating loss carryforward of approximately $196.0 million which will expire at various dates beginning in 2006 through 2025, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholder’s equity. We also had federal research and development credit carryforwards of approximately $2.0 million as of June 30, 2005 which will expire at various dates beginning in 2006 through 2025, if not utilized.

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$70,500	$70,800
Research credits	3,700	4,400
Capitalized research and development	1,500	1,500
Other individual immaterial items	1,600	1,300

Total deferred tax assets	77,300	78,000
Valuation allowance for deferred tax assets	$(75,300)	$(75,800)

Subtotal	2,000	2,200
Deferred tax liabilities:
Other intangibles	$(2,000)	$(2,200)

Net Deferred Tax Assets	$—	$—

Current	$200	$620
Non-Current	75,100	75,180

Total valuation allowance	$75,300	$75,800

FASB No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

The net valuation allowance decreased by $500,000 in fiscal year 2005 compared to the increase of $1.5 million and $2.9 million during the fiscal years ended 2004 and 2003, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LEASE COMMITMENTS

We lease our facilities under noncancelable operating leases that expire at various dates through fiscal year 2011. Rent expense for facilities under operating leases was $1.1 million, $1.3 million and $1.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. In addition, we generated sublease rental income of $81,000, $162,000 and $370,000 for the fiscal years 2005, 2004 and 2003, respectively. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Operating Leases
2006	$566
2007	581
2008	435
2009	454
2010	171
Thereafter	171

Total minimum lease payments	$2,378

7.    EMPLOYEE BENEFIT PLANS

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

8.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 382,600 shares of our common stock (the “Warrants”). The total proceeds of the offering were $88.5 million. The Series A shares have a liquidation preference of $100,000 per share which increases on a daily basis at an annual rate of 6.75% from August 8, 2000, compounded on a semi-annual basis. The Series A aggregate liquidation preference was $114.7 million at June 30, 2004. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, are charged against additional paid-in capital and are included in net loss applicable to common stockholders. For of the fiscal years ended June 30, 2005, 2004 and 2003, accrued dividends were $3.7 million, $7.4 million and $6.9 million respectively.

Holders of a majority of the outstanding common stock of eGain Communications Corporation approved a proposal to amend the company’s certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A Cumulative Convertible Preferred Stock into 11.6 million shares of common stock at the company’s annual meeting held on December 15, 2004. The conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock was effective on December 23, 2004 and each issued and outstanding share of Series A Preferred, along with all accrued dividends thereon, converted into 13,097 shares of Common Stock.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

We have reserved shares of common stock for issuance at June 30, 2005 as follows:

Stock Options:
Options outstanding	1,732,818
Reserved for future grants	518,085
Employee Stock Purchase Plan	106,488
Warrants	678,008

3,035,399

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

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase an aggregate of approximately 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Beginning balance	15,100	8.49
Warrants issued to preferred shareholders	382,632	56.88

Warrants outstanding as of June 30, 2001	397,732	55.04

Expiration of warrants assumed at April 1999	(3,000)	2.75

Warrants outstanding as of June 30, 2001	394,732	55.44

Expiration of warrants assumed at April 1999	(12,100)	9.92
Warrants issued per Note & Warrant Agreement with Ashutosh Roy	236,742	2.11

Warrants outstanding as of June 30, 2003	619,374	35.95

Warrants issued per Amendment to Note & Warrant Agreement with Ashutosh Roy	128,766	3.88
Warrants issued per Note & Warrant Agreement with the lenders	312,500	2.00

Warrants outstanding as of June 30, 2004	1,060,640	22.05
Warrants outstanding as of June 30, 2005	1,060,640	22.05

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”), which was terminated in May 2005, allowed eligible employees to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. The ESPP had a one-year offering period that began in May or November of each year, depending on which date the participant elected to enter the ESPP. The purchase price of the common stock issued there under was equal to 85% of the lower of (i) the fair market value per share on the participant’s entry date into the offering period or (ii) the fair market value per share on each semi-annual purchase date during the offering period. During the years ended June 30, 2005, 2004 and 2003 there were 5,499, 12,561 and 655 shares issued under the ESPP, respectively.

Tender Offer

In May 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price equal to or greater than $40.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was August 10, 2001. Those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date. Under the exchange program, options for 101,400 shares of our common stock were tendered and cancelled and 87,800 shares were issued as replacement grants on February 11, 2002 at a price of $14.30. These options vest over 3 years and expire no later than 10 years from the date of grant. There were 1,400 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options recorded during fiscal 2005, 2004 and 2003.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Management Stock Option Plan

In May 2005, the board of directors adopted the 2005 Management Stock Option Plan (the “2005 Management Plan”), which provides for the grant of nonstatutory stock options to directors, officers and key employees of eGain and its subsidiaries. Options under the 2005 Management Plan shall be granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the Options granted to a director or officer for each month of continuous service provided by such director or officer to eGain. The Options are exercisable for five (5) years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	—	—	—
Shares authorized for issuance	962,400	—	—
Option Granted	(962,400)	962,400	$0.64

Balance at June 30, 2005	—	962,400	$0.64

2005 Stock Incentive Plan

In March 2005, the board of directors adopted the 2005 Stock Incentive Plan (the “2005 Incentive Plan”), which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options granted under the 2005 Incentive Plan are either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten (10) years from the date of grant. eGain intends to seek stockholder approval of the 2005 Incentive Plan at its 2005 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	—	—	—
Shares authorized for issuance	460,000	—	—

Balance at June 30, 2005	460,000	—	—

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2002	75,711	124,289	$55.48
Options granted	(17,388)	17,388	$1.78
Options exercised	—	(1,131)	$1.60
Options forfeited	57,992	(57,992)	$53.46

Balance at June 30, 2003	116,315	82,554	$46.33
Options granted	(60,245)	60,245	$3.19
Options exercised	—	(253)	$1.60
Options forfeited	24,833	(24,833)	$47.55

Balance at June 30, 2004	80,903	117,713	$24.10
Option granted	(86,800)	86,800	$0.64
Options exercised	—	—	$—
Options forfeited	17,806	(17,806)	$32.58

Balance at June 30, 2005	11,909	186,707	$12.38

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2002	175,505	460,367	$28.14
Options granted	(73,484)	73,484	$1.80
Options exercised	—	(2,037)	$1.59
Options forfeited	197,520	(197,520)	$31.94
Repurchases	1,223	—

Balance at June 30, 2003	300,764	334,294	$20.26
Options granted	(124,550)	124,550	$2.84
Options exercised	—	(14,396)	$3.39
Options forfeited	110,064	(110,064)	$17.53

Balance at June 30, 2004	286,278	334,384	$15.40
Options granted	(305,800)	305,800	$0.67
Options forfeited	65,698	(65,698)	$18.99

Balance at June 30, 2005	46,176	574,486	$7.15

In connection with earlier acquisitions, eGain assumed options to purchase 5,000 and 161,000 shares of common stock, respectively, of which none and 9,225, respectively, were outstanding as of June 30, 2005 at a weighted average price of $57.81.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.64–$0.64	1,336,213	9.91	$0.64	135,358	$0.64
$1.15–$1.60	59,974	8.01	$1.47	37,713	$1.59
$1.70–$2.40	77,128	8.40	$2.34	4,874	$1.93
$3.32–$3.32	62,445	8.21	$3.32	27,462	$3.32
$4.00–$4.70	41,918	7.06	$4.59	26,136	$4.65
$4.80–$14.30	63,850	6.50	$12.21	56,750	$12.44
$15.80–$31.25	34,892	5.99	$18.41	34,256	$18.37
$33.44–$82.00	22,540	4.72	$55.38	22,540	$55.38
$86.75–$95.63	31,308	5.15	$87.55	25,654	$87.72
$116.25–$408.13	2,550	4.73	$248.47	1,400	$240.67

$0.64–$408.13	1,732,818	9.28	$4.37	372,143	$14.88

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

The fair value of eGain’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2005	2004	2003	2005	2004	2003
Expected life (years)	3.50	3.50	3.50	0.50	0.50	0.50
Expected stock price volatility	0.75	0.75	1.00	1.00	1.00	1.00
Risk-free interest rate	3.73%	2.97%	2.18%	2.56%	1.36%	1.34%

The weighted-average fair value of options granted in the fiscal years ended June 30, 2005, 2004 and 2003 was $0.33, $1.54 and $0.93, respectively.

For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the vesting period of the option. eGain’s pro forma information, which includes the stock option plans and the ESPP, for the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands except for basic and diluted net loss per common share information):

	2005	2004	2003
Net loss applicable to common stockholders—actual	$(4,574)	$(12,278)	$(18,366)
Net loss applicable to common stockholders—pro forma	(4,660)	(12,866)	(18,643)
Net loss per common share:
Basic and diluted actual	$(0.47)	$(3.33)	$(5.01)
Basic and diluted pro forma	(0.48)	(3.49)	(5.09)

9.    RESTRUCTURING EXPENSE

Net restructuring benefit was $944,000 in fiscal year 2005 and net restructuring expense was $186,000 and $620,000 in fiscal years 2004 and 2003, respectively.

Background

Beginning in fiscal year 2001 and continuing through the first quarter of fiscal year 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular, spending in technology, had an adverse impact on sales of enterprise software. As a result, we saw a decline in our revenues in fiscal years 2002, 2003 and 2004. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

•

We reduced the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing marketing expenditures; (ii) movement of certain key business functions from

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

North America to India; (iii) temporary reduction in salaries (fiscal year 2002) in North America and Europe; (iv) eliminating the majority of bonuses or realigning bonuses more closely with achievement of financial objectives; (v) reducing depreciation, primarily through reduced capital expenditures; and (vi) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in fiscal year 2003. Our restructuring plan consisted primarily of the consolidation of excess facilities, the abandonment of certain assets in connection with the consolidation of excess facilities and further reductions in our workforce.

•	Based on our continued evaluation of economic conditions and a continued decline in our revenues we initiated a further restructuring of our operations in the first fiscal quarter of 2004. Our restructuring plan consisted of further reductions in our workforce in Europe.

•	Based upon our evaluation of the performance of our Japan operations we initiated a restructuring plan in January 2005 to close the Japan office.

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

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 (in thousands):

	Fiscal 2005 plan	Fiscal 2004 plan	Fiscal 2003 plan			Fiscal 2002 plan			Fiscal 2001 plan			Total
	Other	Severance	Facilities related	Severance	Other	Facilities related	Severance	Other	Facilities related	Severance	Other
Restructuring provision in fiscal 2001:
Excess facilities	$—	$—	$—	$—	$—	$—	$—	$—	$263	$—	$—	$263
Employee severance	—	—	—	—	—	—	—	—	—	917	—	917
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	263	263

Total charges in fiscal 2001	—	—	—	—	—	—	—	—	263	917	263	1,443
Cash paid	—	—	—	—	—	—	—	—	(43)	(917)	(263)	(1,223)

Balance as of June 30, 2001	—	—	—	—	—	—	—	—	220	—	—	220
Restructuring provision in fiscal 2002:
Excess facilities	—	—	—	—	—	6,412	—	—	—	—	—	6,412
Leasehold improvement write-offs	—	—	—	—	—	1,315	—	—	—	—	—	1,315
Employee severance	—	—	—	—	—	—	1,222	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	—	—	—	15	—	—	—	15

Total charges in fiscal 2002	—	—	—	—	—	7,727	1,222	15	—	—	—	8,964
Cash paid	—	—	—	—	—	(1,449)	(1,222)	(15)	(88)	—	—	(2,774)
Non-cash paid	—	—	—	—	—	(1,315)	—	—	—	—	—	(1,315)

Balance as of June 30, 2002	—	—	—	—	—	4,963	—	—	132	—	—	5,095
Restructuring provision in fiscal 2003:
Excess facilities	—	—	997	—	—	—	—	—	—	—	—	997
Employee severance	—	—	—	1,222	—	—	—	—	—	—	—	1,222
Professional and miscellaneous charges	—	—	—	—	61	—	—	—	—	—	—	61
Provision adjustment	—	—	—	—	—	(1,660)	—	—	—	—	—	(1,660)

Total charges in fiscal 2003	—	—	997	1,222	61	(1,660)	—	—	—	—	—	620
Cash paid	—	—	(613)	(1,222)	(61)	(1,382)	—	—	(40)	—	—	(3,318)

Balance as of June 30, 2003	—	—	384	—	—	1,921	—	—	92	—	—	2,397
Restructuring provision in fiscal 2004:
Excess facilities	—	—	—	—	—	—	—	—	—	—	—	—
Employee severance	—	80	—	—	—	—	—	—	—	—	—	80
Professional and miscellaneous charges	—	—	—	—	—	—	—	—	—	—	—	0
Provision adjustment	—	—	(74)	—	41	139	—	—	—	—	—	106

Total charges in fiscal 2004	—	80	(74)	—	41	139	—	—	—	—	—	186
Cash paid	—	(80)	(295)	—	(41)	(711)	—	—	(92)	—	—	(1,219)
Non-cash paid	—	—	—	—	—	(14)	—	—	—	—	—	(14)

Balance as of June 30, 2004	$—	$—	$15	$—	$—	$1,335	$—	$—	$—	$—	$—	$1,350
Restructuring provision in fiscal 2005:
Excess facilities	—	—	—	—	—	—	—	—	—	—	—	—
Employee severance	—	—	—	—	—	—	—	—	—	—	—	—
Professional and miscellaneous charges	60	—	—	—	—	—	—	—	—	—	—	60
Provision adjustment	—	—	—	—	—	(1,004)	—	—	—	—	—	(1,004)

Total charges in fiscal 2005	60	—	—	—	—	(1,004)	—	—	—	—	—	(944)
Cash paid	(60)	—	(15)	—	—	(314)	—	—	—	—	—	(389)
Non-cash paid	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of June 30, 2005	$—	$—	$—	$—	$—	$17	$—	$—	$—	$—	$—	$17

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    COMMITMENTS

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

11.    LITIGATION

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

12.    SUBSEQUENT EVENTS

None.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)    Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 22, 2005:

Name	Age	Position
Ashutosh Roy	39	Chief Executive Officer and Chairman
Eric Smit	43	Chief Financial Officer
Promod Narang	47	Vice President of Products and Engineering

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

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits

2.1(a)	Agreement and Plan of Reorganization among eGain, Sitebridge Corporation, ECC Acquisition Corporation, Wendell Lansford, Prakash Mishra and Chelsea M.C. LLC dated as of April 30, 1999.

2.2	Agreement and Plan of Merger and Reorganization, dated as of February 7, 2000, by and among eGain, Big Science Corporation (“BSC”) and certain shareholders of BSC, filed on eGain’s Current Report on Form 8-K on March 22, 2000, and incorporated by reference herein.

2.3(b)	Agreement and Plan of Merger, dated as of March 16, 2000, between Inference Corporation, Intrepid Acquisition Corporation, and eGain.

3.1	Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on August 19, 2003.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1(a)	Amended and Restated Investors’ Rights Agreement dated as of April 30, 1999.

4.2	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

4.4	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 4, 2004, and incorporated by reference herein.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Social Science, Inc. 1997 Stock Option Plan (assumed by eGain in connection with Sitebridge acquisition).

10.3(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.4(a)#	1999 Employee Stock Purchase Plan.

10.5(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.6(a)	Starter Kit Loan and Security Agreement dated as of August 7, 1998 between Registrant and Imperial Bank.

Exhibit No.	Description of Exhibits

10.7(a)	Senior Loan and Security Agreement No. 6194 dated as of October 15, 1998 between Registrant and Phoenix Leasing Incorporated.

10.8(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.9(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.10#	Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition), filed as Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.11#	eGain Communications Corporation 2000 Non-management Stock Option Plan, filed with the Commission on September 28, 2000 on eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated by reference herein.

10.12#	Inference Corporation 1998 Non-Management Stock Option Plan, filed with the Commission on April 29, 1999 as Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.13#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.14#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.15#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition), Incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.

10.16	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.17	Amended and Restated Starter Kit Loan and Security Agreement between Registrant and Imperial Bank dated as of March 29, 2001, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001, and incorporated by reference herein.

10.18	Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 27, 2002, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

10.19(c)	Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated May 16, 2002.

10.20(c)	Second Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated June 25, 2002.

10.21(c)	Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002.

10.22	Accounts Receivable Purchase Agreement between eGain and Silicon Valley Bank, dated September 20, 2002, filed as Exhibit 10.2 to eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit No.	Description of Exhibits

10.23	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.24	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.25	Subordination Agreement and Consent by and between Ashutosh Roy and Silicon Valley Bank dated as of December 24, 2002, filed as Exhibit 10.4 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.26	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 25, 2003, filed on eGain’s annual report on 10-KA on October 16, 2003, and incorporated by reference herein.

10.27	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated September 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.28	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.29	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and incorporated by reference herein.

10.30	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and the Lenders dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.31	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.32	Subordination Agreement and Consent by and between the Lenders and Silicon Valley Bank dated as of March 31, 2004, filed as Exhibit 10.3 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.33	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004, and incorporated by reference herein.

10.34	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated October 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on November 3, 2004, and incorporated by reference herein.

10.35	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 28, 2004, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated by reference herein.

10.36	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 29, 2005, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.37#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.38#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)	Incorporated by reference to Appendix A to Proxy Statement Prospectus, dated May 22, 2000, that forms a part of eGain’s Registration Statement on Form S-4/A, filed with the Commission on May 15, 2000 (File No. 333-34848).
(c)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 30, 2002.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2005.

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

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2005

/S/ ERIC SMIT Eric Smit	Chief Financial Officer (Principal Financial Officer)	September 28, 2005

/S/ MARK A. WOLFSON Mark A. Wolfson	Director	September 28, 2005

/S/ DAVID BROWN David Brown	Director	September 28, 2005

/S/ GUNJAN SINHA Gunjan Sinha	Director	September 28, 2005

/S/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 28, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2005	$138	$179	$51	$266
Year ended June 30, 2004	$185	$32	$79	$138
Year ended June 30, 2003	$560	$(103)	$272	$185

S-1