Form 10-Q
period 2005-09-30
EGAIN COMMUNICATIONS CORP
filed 2005-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock $0.001 par value	15,301,548

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 2005	June 30, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,762	$4,498
Restricted cash	12	12
Accounts receivable, net	3,989	4,590
Prepaid and other current assets	1,057	1,125

Total current assets	10,820	10,225

Property and equipment, net	779	741
Goodwill	4,880	4,880
Other assets	64	58

	$16,543	$15,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$919	$1,109
Accrued compensation	1,182	1,386
Accrued liabilities	1,592	1,190
Deferred revenue	4,755	4,144
Accrued restructuring	—	17
Current portion of bank borrowings	1,611	1,585

Total current liabilities	10,059	9,431

Related party notes payable	7,835	7,579
Bank borrowing, net of current portion	75	69
Other long term liabilities	226	229

Total liabilities	18,195	17,308

Commitments

Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	315,543	315,467
Notes receivable from stockholders	(73)	(72)

Accumulated other comprehensive loss	(482)	(456)
Accumulated deficit	(316,655)	(316,358)

Total shareholders’ deficit	(1,652)	(1,404)

	$16,543	$15,904

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue:

License	$1,377	$1,273
Support and Services	3,846	3,448

Total revenue	5,223	4,721
Cost of license	53	173
Cost of support and services	1,712	1,455

Gross profit	3,458	3,093

Operating costs and expenses:

Research and development	698	538
Sales and marketing	2,110	2,101
General and administrative	597	750
Stock-based compensation(1)	76	—

Total operating costs and expenses	3,481	3,389

Loss from operations	(23)	(296)
Non-operating expense	(274)	(276)

Net loss	(297)	(572)

Dividends on convertible preferred stock	—	(1,951)

Net loss applicable to common stockholders	$(297)	$(2,523)

Per Share information:

Basic and diluted net loss per common share	$(0.02)	$(0.68)

Weighted average shares used in computing basic and diluted net loss per common share	15,302	3,696

(1)    Effective July 1, 2005, we adopted FAS 123(R), “Share-Based Payments,” and used the modified prospective method to value our share-based payments. Accordingly, for the three months ended September 30, 2005, stock-based compensation was accounted under FAS 123(R) while for the three months ended September 30, 2004, stock-based compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 3 - Stock-Based Compensation. The stock-based compensation expense above is allocated as follows:

Cost of support and services	$12	$—
Research and development	14	—
Sales and marketing	17	—
General and administrative	33	—
Total stock-based compensation expense	$76	$—

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(297)	$(572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	80	95
Allowance for doubtful accounts	(23)	(4)
Accrued interest and amortization of discount on related party notes	256	232
Stock-based compensation	76	—
Changes in operating assets and liabilities:
Accounts receivable	573	(1,007)
Prepaid and other current assets	60	178
Other assets	(6)	45
Accounts payable	(183)	77
Accrued compensation	(193)	80
Other accrued liabilities	419	151
Accrued restructuring	(17)	(27)
Deferred revenue	668	68
Other long term liabilities	(3)	(3)
Other	1	—

Net cash provided by (used in) operating activities	1,411	(687)

Cash flows from investing activities:
Purchases of property and equipment	(126)	(104)

Net cash used in investing activities	(126)	(104)

Cash flows from financing activities:
Payments on borrowings	(1,522)	(506)
Payments on capital lease obligations	—	(4)
Proceeds from borrowings	1,554	615
Proceeds from issuance of common stock, net of repurchases	1	(1)

Net cash provided by financing activities	33	104

Effect of exchange rate differences on cash	(54)	(56)

Net increase (decrease) in cash and cash equivalents	1,264	(743)
Cash and cash equivalents at beginning of period	4,498	5,181

Cash and cash equivalents at end of period	$5,762	$4,438

Supplemental cash flow disclosures:
Cash paid for interest	$14	$29
Cash paid for income taxes	25	88

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2005 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

Certain reclassifications have been made to the prior year consolidated statements of cash flows to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or net cash activities.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”).

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. This has not been necessary in the last three years.

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

Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software if there are any return provisions, price protection, or other allowances, the reseller’s financial status and our past experience with the particular reseller. Accordingly, the decision of whether to recognize revenue to resellers upon delivery or on a sell-through basis requires significant management judgment. This judgment can materially impact the timing of revenue recognition.

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

Note 3. Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005 (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations in accounting for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R resulted in a $76,000 stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended September 30, 2005. The total compensation cost of options granted but not yet vested as of July 1, 2005 was $345,000.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under our stock option plans for the period was $0.61 using the following assumptions:

Three months ended September 30, 2005
Dividend yield	—
Expected volatility	0.92
Average risk-free interest rate	4.16
Expected life (in years)	6.25

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of grant.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data).

Three months ended September 30, 2004
Net loss as reported	(2,523)
Add: employee stock compensation included in reported net loss	—
Less: employee stock compensation under SFAS No. 123	(58)
Pro forma net loss	(2,581)
Net loss per basic and diluted share as reported	(0.68)
Pro forma net loss per basic and diluted share	(0.70)

During the three months ended September 30, 2004, there were no option granted.

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of options granted but not yet vested as of September 30, 2005 was $292,000, which is expected to be recognized over the weighted average period of 3.45 years.

Note 4. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Net loss applicable to common stockholders	$(297)	$(2,523)

Basic and diluted:

Weighted-average shares outstanding	15,302	3,696

Less weighted-average shares subject to repurchase	0	0

Weighted-average shares used in computing basic and diluted net loss per common share	15,302	3,696

Basic and diluted net loss per common share	$(0.02)	$(0.68)

Outstanding options and warrants to purchase 1,134,720 and 1,175,388 shares of common stock at September 30, 2005 and 2004, respectively, and convertible preferred stock convertible into 0 and 2,050,165 shares of common stock at September 30, 2005 and 2004, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Loss

We report comprehensive income / loss and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $323,000 for the quarter ended September 30, 2005 and the comprehensive loss was $628,000 for the quarter ended September 30, 2004. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at September 30, 2005 consists solely of accumulated foreign currency translation adjustments.

Note 6. Segment Information

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

Information relating to our geographic areas is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Total Revenue:
North America	$2,595	$2,310
Europe	2,496	2,310
Asia Pacific	132	101
India	—	—

	$5,223	$4,721

Operating Loss:
North America	$(144)	$(225)
Europe	494	432
Asia Pacific	132	(45)
India	(505)	(458)

	$(23)	$(296)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	September 30, 2005	September 30, 2004
North America	$6,087	$5,646
Europe	4,897	3,835
Asia Pacific	13	220
India	666	634

	$11,663	$10,335

The following table provides the revenue for the quarters ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,
	2005	2004
Revenue :
License	$1,377	$1,273
Hosting services	837	928
Maint. And support services	2,060	1,843
Professional services	949	677

	$5,223	$4,721

During the three months ended September 30, 2005 and 2004, there was no single customer that accounted for more than 10% of total revenue.

Note 7. Related Party Notes Payable

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2005 was $5.0 million. As of September 30, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loans. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2005 was $2.8 million. As of September 30, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

Note 8. Bank Borrowings

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of September 30, 2005, the interest rate was 9.25%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of September 30, 2005, the interest rate was 9.75% and the outstanding balance under the Equipment Line is $187,263.

Note 9. Restructuring

Background

Beginning in fiscal 2001 and continuing through the first quarter of fiscal 2004, economic conditions in North America and many of the other countries in which we operate either deteriorated or stabilized at depressed levels. This continuing weak economic environment, and in particular spending in technology, has had an adverse impact on sales of enterprise software. As a result, we saw a decline in our revenues from fiscal 2001 to fiscal 2004. In response to this decline, we initiated a series of steps to streamline operations and better align operating costs and expenses with revenue trends. Specifically, we took the following actions:

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

During the quarter ended September 30, 2005, we recorded no restructuring expense and the restructuring accrual was paid in full.

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 30, 2005 (in thousands):

	Facilities related	Severance	Other	Total
Balance as of June 30, 2005	$17	$—	$—	$17
Cash paid	(17)	—	—	(17)

Balance as of September 30, 2005	$—	$—	$—	$—

Note 10. Commitments

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

Note 11. New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

Note 12. Subsequent Event

On October 27, 2005 we entered into an extension of our Credit Facility with Silicon Valley Bank. The amendment extended the termination date to January 27, 2006 and the advance level under the Equipment Line was reduced to $200,000. All other terms and conditions remained the same as outlined in Note 8. Bank Borrowings.

Note 13. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from strategic and operational choices in recent quarters, failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitability, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions and the continued acceptance of our Web-native architecture, our ability to respond to rapid technological change and competitive challenges, the effects of cost reductions on our workforce and ability to service customers, risks from our substantial international operations, adverse results in pending litigation, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets and valuation of stock based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Refer to Note 3 – Stock-Based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report of Form 10-Q for more discussion.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”).

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors (iii) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. This has not been necessary in the last three years.

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

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of July 1, 2002 and found no impairment. We also performed our annual goodwill impairment review from fiscal years 2003 through 2005 and found no impairment. We did not identify any unfavorable indicators during the quarter ended September 30, 2005.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months ended September 30,
	2005	2004
Revenue:
License	26%	27%
Support and Services	74%	73%

Total revenue	100%	100%
Cost of license	2%	4%
Cost of support and services	32%	31%

Gross profit	66%	65%

Operating costs and expenses:
Research and development	13%	11%
Sales and marketing	40%	44%
General and administrative	12%	16%
Stock based compensation	1%	0%

Total operating costs and expenses	66%	71%

Loss from operations	0%	(6%)

Revenues

Total revenue increased 11% to $5.2 million in the quarter ended September 30, 2005 from $4.7 million in the quarter ended September 30, 2004. During the three months ended September 30, 2005 and 2004, there was no single customer that accounted for more than 10% of total revenue. Based upon current sales activities we anticipate total revenue to increase over the next fiscal year, however there may be an increase or decrease in future quarters as a result of the unpredictability of the timing of license transactions being completed and recognized.

License

(in thousands)	Three Months September 30,
	2005	2004	change	%
Revenue:
License	$1,377	$1,273	$104	8%
Percentage of total revenue	26%	27%

License revenue increased 8% to $1.4 million in the quarter ended September 30, 2005 from $1.3 million in the quarter ended September 30, 2004. The increase was primarily due to the increase in the number of new customer transactions during the quarter. License revenue represented 26% and 27% of total revenue for the quarters ended September 30, 2005 and 2004, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase over the future quarters.

Support and Services

(in thousands)	Three Months September 30,
	2005	2004	change	%
Revenue:
Hosting services	$837	$928	$(91)	(10%)
Maint. and support services	$2,060	$1,843	$217	12%
Professional services	$949	$677	$272	41%

Total support and services	$3,846	$3,448	$398	12%
Percentage of total revenue	74%	73%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 12% to $3.8 million in the quarter ended September 30, 2005 from $3.4 million in the quarter ended September 30, 2004. Support and services revenue represented 74% and 73% of total revenue for the quarters ended September 30, 2005 and 2004, respectively.

Hosting revenue decreased 10% to $837,000 in the quarter ended September 30, 2005 from $928,000 in the quarter ended September 30, 2004 but was essentially flat when compared to hosting revenue of $845,000 in the quarter ended June 30, 2005. We expect hosting revenue to increase slightly in future periods based upon current renewal rates for existing hosted customers and the rate that we are signing up new hosted customers.

Maintenance and support revenue increased 12% to $2.1 million in the quarter ended September 30, 2005 from $1.8 million in the quarter ended September 30, 2004. The increase was primarily due to the increased license revenue in fiscal year 2005 combined with steady customer support renewal rates. We expect maintenance and support revenue to be relatively constant in future periods based upon current renewal rates for existing maintenance and support customers and the current levels of new license sales.

Professional services revenue increased 41% to $949,000 in the quarter ended September 30, 2005 from $677,000 in the quarter ended September 30, 2004. The increase was primarily due to the increase in number and size of professional services engagements resulting from the increased number of new customer deployments. Based upon our current product release schedule and sales pipeline we expect professional services revenue to increase in future periods.

During the three months ended September 30, 2005 and 2004, there was no single customer that accounted for more than 10% of total revenue.

Cost of Revenues

(in thousands)	Three Months September 30,
	2005	2004	change	%
Cost of Revenues	$1,765	$1,628	$137	8%
Percentage of total revenue	34%	34%

Total cost of revenue increased 8% to $1.8 million in the quarter ended September 30, 2005 from $1.6 million in the quarter ended September 30, 2004. Total cost of revenue represented 34% of total revenues in the quarter ended September 30, 2005 unchanged from the quarter ended September 30, 2004.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months September 30,
	2005	2004	change	%
Cost of License	$53	$173	$(120)	(69%)
Percentage of license revenue	4%	14%
Gross Margin	96%	86%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license decreased 69% to $53,000 in the quarter ended September 30, 2005 from $173,000 in the quarter ended September 30, 2004. Total cost of license decreased as a percentage of total license revenues to 4% (a gross margin of 96%) in the quarter ended September 30, 2005 from 14% (a gross margin of 86%) in the quarter ended September 30, 2004. The significant decrease was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. In addition, as part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding costs for third-party software royalty costs. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

(in thousands)	Three Months September 30,
	2005	2004	change	%
Cost of support and service	$1,712	$1,455	$257	18%
Percentage of supp. and serv. revenue	45%	42%
Gross Margin	55%	58%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services increased 18% to $1.7 million in the quarter ended September 30, 2005 from $1.5 million in the quarter ended September 30, 2004. Total cost of support and services as a percentage of total support and services revenues was 45% (a gross margin of 55%) in the quarter ended September 30, 2005 compared to 42% (a gross margin of 58%) in the quarter ended September 30, 2004. The increase was primarily due to an increase in billable expenses to our customers and increased personnel costs. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in cost of support and services in future periods.

Research and Development

(in thousands)	Three Months September 30,
	2005	2004	change	%
Research and Development	$698	$538	$160	30%
Percentage of total revenue	13%	11%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Our product development focus in fiscal year 2005 was in bringing additional products onto the core Service

Management Platform (eGain SMP). Leveraging our open Java J2EE architecture, we have also expanded our reach with support for additional operating systems and data base platforms. Research and development increased 30% to $698,000 in the quarter ended September 30, 2005 from $538,000 in the quarter ended September 30, 2004. The increase was primarily due to increased personnel costs. Total research and development expenses as a percentage of total revenues was 13% in the quarter ended September 30, 2005 compared to 11% in the quarter ended September 30, 2004. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in research and development expense in future periods.

Sales and Marketing

(in thousands)	Three Months September 30,
	2005	2004	change	%
Sales	$1,673	$1,657	$16	1%
Marketing	$437	$444	$(7)	(2%)
Total Sales and Marketing	$2,110	$2,101	$9	0%
Percentage of total revenue	40%	44%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $2.1 million in the quarter ended September 30, 2005 unchanged from the quarter ended September 30, 2004. Total sales and marketing expenses as a percentage of total revenues was 40% in the quarter ended September 30, 2005 compared to 44% in the quarter ended September 30, 2004.

Total sales expenses for both the quarters ended September 30, 2005 and 2004 were $1.7 million. Based upon our hiring plans, and current revenue expectations we anticipate a slight increase in sales expenses in future periods.

Total marketing expenses decreased 2% to $437,000 in the quarter ended September 30, 2005 from $444,000 in the quarter ended September 30, 2004. Based upon current revenue expectations, we anticipate a slight increase in marketing expenses in future periods.

General and Administrative

(in thousands)	Three Months September 30,
	2005	2004	change	%
General and Administrative	$597	$750	$(153)	(20%)
Percentage of total revenue	11%	16%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense decreased 20% to $597,000 in the quarter ended September 30, 2005 from $750,000 in the quarter ended September 30, 2004. Total general and administrative expenses as a percentage of total revenues was 11% in the quarter ended September 30, 2005 compared to 16% in the quarter ended September 30, 2004. The decrease was primarily due to the reduction in personnel expense, a reduction in bad debt expense and a reduction in fees for outside professional services. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Stock-Based Compensation

(in thousands)	Three Months September 30,
	2005	2004	change	%
Cost of support and services	$12	—	NM	NM
Research and development	14	—	NM	NM
Sales and marketing	17	—	NM	NM
General and administrative	33	—	NM	NM

Total Stock-Based Compensation	$76	—	NM	NM
Percentage of total revenue	1%	NM	NM	NM

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005 (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for the three months ended September 30, 2005, we accounted for stock compensation under SFAS 123R while for the three months ended September 30, 2004, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three months ended September 30, 2005 is not comparable to the prior-year period.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended December 31, 2005.

Loss From Operations

(in thousands)	Three Months September 30,
	2005	2004	change	%
Operating Loss	$(23)	$(296)	$273	92%
Operating Margin	0%	(6)%

Loss from operations was $23,000 in the quarter ended September 30, 2005 compared to a loss of $296,000 in the quarter ended September 30, 2004. The operating margin was 0% in the quarter ended September 30, 2005 period compared to a negative margin of 6% in the quarter ended September 30, 2004. The reduced operating loss was primarily due to increased revenue.

Interest Expense and Other Income / (Expenses)

Interest expense increased 10% to $255,000 in the quarter ended September 30, 2005 from $231,000 in the quarter ended September 30, 2004. The increase in the quarter ended September 30, 2005 was primarily due to the increase in interest on borrowings from related party notes payable.

Other expense was $19,000 in the quarter ended September 30, 2005 compared to $45,000 in the quarter ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, cash and cash equivalent totaled $5.8 million an increase of $1.3 million from June 30, 2005. The increase was primarily due to the net cash provided by operating activities offset in part by net cash used in investing activities. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. We are however considering ways to improve our shareholders’ equity account that may include new capital raising and/or exchanging existing debt for equity.

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of September 30, 2005, the interest rate was 9.25%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of September 30, 2005, the interest rate was 9.75% and the outstanding balance under the Equipment Line is $187,263. On October 27, 2005 we entered into an extension of the Credit Facility and Equipment Line with SVB through January 27, 2006 (see Note 12—Subsequent Events).

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2005 was $2.8 million. As of September 30, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2005 was $5.0 million. As of September 30, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

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

On September 28, 1999, we completed an initial public offering of common stock, in which 580,000 shares of common stock were sold (including exercise of an over-allotment option in October 1999), at a price of $120.00 per share (as adjusted for our stock split). Net proceeds to us from the offering were $63.0 million.

Prior to our initial public offering on the public markets, operations were primarily financed through the private placement of convertible preferred stock, a bank line of credit, and financing for capital purchases.

Cash Flows

Net cash provided by operating activities was $1.4 million in the quarter ended September 20, 2005 compared to net cash used in operating activities of $687,000 in the quarter ended September 30, 2004. The increase in cash provided by operating activities was primarily the result of our reduced net losses and the increase in deferred revenue.

Net cash used in investing activities was $126,000 in the quarter ended September 30, 2005 compared to $104,000 in the quarter ended September 30, 2004. Cash used in investing activities were primarily due to the purchases of equipment.

Net cash provided by financing activities was $33,000 in the quarter ended September 30, 2005 compared to $104,000 in the quarter ended September 30, 2004. Cash provided from financing activities was primarily due to the proceeds from the bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of September 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2006	2007	2008	2009	2010
Operating leases	406	575	575	557	171	171	2,455
Bank borrowings	1,611	75	—	—	—	—	1,686
Related Party Note Payable	—	—	2,735	5,454	—	—	8,189

Total	2,017	650	3,310	6,011	171	171	12,330

Additional Factors That May Affect Future Results

We have a history of losses and may not be able to turn profitable in the future

We incurred a net loss of $297,000 for the quarter ended September 30, 2005. As of September 31, 2005, we had an accumulated deficit of approximately $316.7 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

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

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, since the economic slowdown that began in 2000, corporate spending levels have decreased and the decision-making and approval process has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

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

Uncertainty about the Impact of SFAS 123R Could Adversely Affect Us

Effective in the first quarter of fiscal year 2006, we adopted SFAS 123R, which significantly changes the way in which we account for equity-based compensation. SFAS 123R is relatively new and to date has not yet been adopted by many companies. As a result, it may be difficult for analysts and others reviewing our financial statements to compare our financial statements to our prior period statements and to those of other companies that have not adopted SFAS 123R. Our stock price could be adversely affected if, as a result of adoption SFAS 123R, our financial performance compares unfavorably to other similarly situated companies.

SFAS 123R is a new and very complex accounting standard. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for valuing equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard.

There is a risk that, as we and others gain experience with SFAS 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.

Finally, in connection with the adoption of SFAS 123R, we are reviewing our overall equity compensation strategy, and may issue fewer stock options to our employees than we have in the past. These changes in approaches to employee compensation could adversely affect our ability to attract and retain the highly qualified personnel we need to succeed.

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

Our international operations involve various risks

We derived 50% of our revenues from international sales for the quarter ended September 30, 2005 compared to 51% for the quarter ended September 30, 2004. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

Furthermore, the stock market has in the past experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies, particularly Internet companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to increase and decline.

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

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description of Exhibits
10.1	Amendment to Loan and Security Agreement between eGain and Silicon Valley Bank, dated October 27, 2005

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)