Form 10-Q
period 2005-12-31
EGAIN COMMUNICATIONS CORP
filed 2006-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2005
Common Stock $0.001 par value	15,301,548

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,856	$4,498
Restricted cash	12	12
Accounts receivable, net	5,031	4,590
Prepaid and other current assets	1,014	1,125

Total current assets	10,913	10,225

Property and equipment, net	823	741
Goodwill	4,880	4,880
Other assets	55	58

	$16,671	$15,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,033	$1,109
Accrued compensation	1,364	1,386
Accrued liabilities	1,276	1,190
Deferred revenue	4,327	4,144
Accrued restructuring	—	17
Current portion of bank borrowings	1,650	1,585

Total current liabilities	9,650	9,431

Related party notes payable	8,096	7,579
Bank borrowing, net of current portion	86	69
Other long term liabilities	223	229

Total liabilities	18,055	17,308

Commitments

Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	315,617	315,467
Notes receivable from stockholders	(73)	(72)

Accumulated other comprehensive loss	(533)	(456)
Accumulated deficit	(316,410)	(316,358)

Total shareholders’ deficit	(1,384)	(1,404)

	$16,671	$15,904

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue:
License	$2,013	$1,384	$3,390	$2,657
Support and Services	3,996	3,803	7,842	7,251

Total revenue	6,009	5,187	11,232	9,908
Cost of license	133	76	186	249
Cost of support and services	1,578	1,512	3,302	2,967

Gross profit	4,298	3,599	7,744	6,692

Operating costs and expenses:
Research and development	704	524	1,417	1,062
Sales and marketing	2,258	2,206	4,385	4,307
General and administrative	739	848	1,368	1,598
Restructuring and other	—	(958)	—	(958)

Total operating costs and expenses	3,701	2,620	7,170	6,009

Income from operations	597	979	574	683
Non-operating income (expense)	(352)	(247)	(626)	(523)

Net income / (loss)	245	732	(52)	160

Dividends on convertible preferred stock	—	(1,781)	—	(3,732)

Net income / (loss) applicable to common stockholders	$245	$(1,049)	$(52)	$(3,572)

Per Share information:

Basic and diluted net income / (loss) per common share	$0.02	$(0.22)	$(0.00)	$(0.84)

Weighted average shares used in computing basic and diluted net loss per common share	15,302	4,831	15,302	4,264

Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of support and services	$8	$—	$20	$—
Research and development	15	—	30	—
Sales and marketing	20	—	37	—
General and administrative	32	—	64	—

Total stock-based compensation expense	$75	$—	$151	$—

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income / (loss)	$(52)	$160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	167	183
Stock-Based Compensation	151	—
Provision for doubtful accounts and sales returns	13	22
Accrued interest and amortization of discount on related party notes	517	468
Changes in operating assets and liabilities:
Accounts receivable	(553)	(330)
Prepaid and other current assets	89	132
Other assets	3	130
Accounts payable	(63)	(80)
Accrued compensation	—	196
Accrued liabilities	129	(17)
Accrued restructuring	(17)	(1,024)
Deferred revenue	290	641
Other long term liabilities	(6)	(12)

Net cash provided by operating activities	668	469

Cash flows from investing activities:
Purchases of property and equipment	(268)	(239)

Net cash used in investing activities	(268)	(239)

Cash flows from financing activities:
Payments on borrowings	(3,050)	(1,121)
Payments on capital lease obligations	—	(8)
Proceeds from borrowings	3,130	1,365
Net proceeds from issuance of common stock	1	—

Net cash provided by financing activities	81	236

Effect of exchange rate differences on cash	(123)	(113)

Net increase in cash and cash equivalents	481	353
Cash and cash equivalents at beginning of period	4,498	5,181

Cash and cash equivalents at end of period	$4,856	$5,534

Supplemental cash flow disclosures:
Cash paid for interest	$27	$86
Cash paid for taxes	49	132

Non cash item:
Conversion of preferred stock to common stock	$—	$112,486

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products. In the event of a multiple element arrangement, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). For fixed fee arrangements the services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and the service revenues are recognized under the percentage of completion method. This has not been necessary in the last three years.

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

Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We have standard payment terms included in our contracts. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

We periodically sell to resellers. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the remaining term of the hosting agreement. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method.

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

We allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Hosting services are recognized ratably over the term of the initial hosting contract;

•	Professional services are recognized as described above under “Professional Services Revenue”; and

•	License revenue is recognized as described above under “License Revenue.”

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

Maintenance and Support Revenue

Included in support services revenues are revenues derived from maintenance and support. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement with the customer.

Note 3. Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. As a result of our adoption of SFAS 123R, we recognized $75,000 and $151,000 in stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2005. The total compensation cost of options granted but not yet vested as of July 1, 2005 was $345,000. The table below summarizes the effect of adoption of SFAS 123R.

	Three months ended December 31, 2005	Six months ended December 31, 2005
Non-cash stock-based compensation expense	$(75)	$(151)
Income tax benefit	—	—

Net income effect of adoption	$(75)	$(151)
Net effect earnings per share (basic and diluted) of adoption	$—	$(0.01)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under our stock option plans for the period was $0.58 using the following assumptions:

Three months ended December 31, 2005
Dividend yield	—
Expected volatility	0.92
Average risk-free interest rate	4.37
Expected life (in years)	6.25

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We determined the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of grant.

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “SEC Shortcut Approach.” In SAB 107 the SEC staff described a temporary “shortcut approach” to developing the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

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

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net loss as reported	(1,049)	(3,572)
Add: employee stock compensation included in reported net loss	—	—
Less: employee stock compensation under SFAS No. 123	(57)	(115)
Pro forma net loss	(1,106)	(3,687)

Net loss per basic and diluted share as reported	(0.22)	(0.84)
Pro forma net loss per basic and diluted share	(0.23)	(0.86)

During the three months ended December 31, 2004, there were approximately 2,000 options granted.

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of December 31, 2005 was $234,000, which is expected to be recognized over the weighted average period of 3.22 years. Effective July 1, 2005, we adopted FAS 123(R), “Share-Based Payments,” and used the modified prospective method to value our share-based payments. Accordingly, for the three and six months ended December 31, 2005, stock-based compensation was accounted under FAS 123(R) while for the three and six months ended December 31, 2004, stock-based compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.”

Note 4. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income / (loss) applicable to common stockholders	$245	$(1,049)	$(52)	$(3,572)

Basic and diluted:
Weighted-average shares outstanding	15,302	4,831	15,302	4,264
Less weighted-average shares subject to repurchase	0	0	0	0

Weighted-average shares used in computing basic and diluted net loss per common share	15,302	4,831	15,302	4,264

Basic and diluted net income / (loss) per common share	$0.02	$(0.22)	$(0.00)	$(0.84)

Outstanding options and warrants to purchase 2,326,554 and 918,685 shares of common stock at December 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income / (Loss)

We report comprehensive income / (loss) and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $194,000 for the quarter ended December 31, 2005 and the comprehensive income was $675,000 for the quarter ended December 31, 2004. Comprehensive loss was $129,000 for the six months ended December 31, 2005 and comprehensive income was $47,000 for the six months ended December 31, 2004. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at December 31, 2005 and June 30, 2005 consists solely of accumulated foreign currency translation adjustments.

(in thousand)	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income / (loss)	$245	$732	$(52)	$160
Less : foreign exchange translation	(51)	(57)	(77)	(113)

Comprehensive income / (loss)	$194	$675	$(129)	$47

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, are the members of our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by separate information about operating results by geographic region for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Total Revenue:
North America	$3,069	$2,752	$5,664	$5,062
Europe	2,704	2,304	5,200	4,614
Asia Pacific	236	131	368	232

	$6,009	$5,187	$11,232	$9,908

Operating Income (Loss):
North America	$74	$1,089	$(70)	$864
Europe	784	362	1,278	794
Asia Pacific*	(261)	(472)	(634)	(975)

	$597	$979	$574	$683

*	Include costs associated with corporate support

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	December 31,
	2005	2004
North America	$5,834	$5,530
Europe	5,265	3,669
Asia Pacific	692	807

	$11,791	$10,006

The following table provides the revenue for the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenue:
License	$2,013	$1,384	$3,390	$2,657
Hosting services	850	879	1,687	1,806
Maint & Support services	2,094	2,099	4,154	3,943
Professional services	1,052	825	2,001	1,502

	$6,009	$5,187	$11,232	$9,908

During the three months ended December 31, 2005, there was one customer that accounted for 19% of total revenue and there were no customers that accounted for more than 10% of total revenue in the comparable year-ago quarter. For the six months ended December 31, 2005 and 2004, there were no customers that accounted for more than 10% of total revenue.

Note 7. Related Party Notes Payable

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. The principal and interest due on the loans as of December 31, 2005 was $5.2 million. As of December 31, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loans. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The principal and interest due on the loans as of December 31, 2005 was $2.9 million. As of December 31, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

Note 8. Bank Borrowings

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2 : 1, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. We are in compliance with the financial covenants under this agreement that require us to meet certain rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of December 31, 2005, the interest rate was 9.75%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of December 31, 2005, the interest rate was 10.25% and the outstanding balance under the Equipment Line was approximately $236,000.

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

As part of separate settlement agreements with the two landlords, in the event we made a distribution of cash, stock or other consideration to holders of our Series A Preferred with respect to the shares of Series A Preferred, each of the two landlords would receive a payment equal to the lesser of (i) $1.0 million or (ii) the amount payable to a holder of shares of Series A Preferred with an aggregate stated value of $1.0 million. Based upon the final distribution to the preferred stock holders we reduced the outstanding liability we had accrued for these two settlements by approximately $958,000. In February 2005, a total payment of $242,000 was made for the finalized settlements and the over accrual of $46,000 was reversed.

During the three and six months ended December 31, 2005, we recorded no restructuring expense and the restructuring accrual was paid in full.

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

Note 12. Subsequent Event

On January 27, 2006 we entered into an extension of our Credit Facility with Silicon Valley Bank. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was reduced to $124,000. All other terms and conditions remained the same as outlined in Note 8. Bank Borrowings.

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

Overview

We build, sell, and deploy customer interaction hub software solutions for enterprises and mid-sized businesses. Our solutions help businesses transform their call centers to multi-channel customer interaction hubs to deliver differentiated service while maintaining costs. The customer interaction hub market presents a growing opportunity worldwide as the total number of customer interactions is growing geometrically as consumer choice increases and products become more complex. Consumers are demanding consistent, high-quality service from businesses across all channels—web, phone, email, print, and in-person. In response, businesses are looking to invest in effective front-end and efficient back-end customer interaction processes within a customer interaction hub. In a customer interaction hub, interactions across all channels - web, email, phone, print, or in-person—are handled with the same service delivery infrastructure—with common queues for work allocation, best-practice business processes, unified knowledge bases, and aggregated customer history.

We are a focused leader in the customer interaction hub space with proven customer successes and sustained product leadership. Our success is defined by the business value our customers derive from our solutions. eGain Service 7™, our software suite, available through licensed or hosted models, includes integrated, best-in-class applications for customer email management, live web collaboration, virtual agent customer service, knowledge management, and web self-service. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable framework that includes end-to-end service process management, multi-channel, multi-site contact center management, a flexible integration approach, and certified out-of-the-box integrations with leading call center and business systems.

Recent Developments

The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in March 2005. The 2005 Plan allows for the issuance of options to purchase up to 460,000 shares of our Common Stock. The 2005 Plan was approved by our stockholders on December 8, 2005. The primary purpose of the 2005 Plan is to promote the long-term success of eGain and the creation of stockholder value by (a) encouraging our employees to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees with exceptional qualifications and (c) linking the interests of our employees directly to our stockholder’s interests through increased stock ownership.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital. We cannot estimate what those amounts will be in the future (because they depend on, among other things when employees exercise stock options). Refer to Note 3 – Stock-Based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products. In the event of a multiple element arrangement, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). For fixed fee arrangements the services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors (iii) the services qualify for separate accounting as we have sufficient experience in providing such services and we have vendor specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and the service revenues are recognized under the percentage of completion method. This has not been necessary in the last three years.

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

Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We have standard payment terms included in our contracts. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

We periodically sell to resellers. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the remaining term of the hosting agreement. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method.

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

We allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Hosting services are recognized ratably over the term of the initial hosting contract;

•	Professional services are recognized as described above under “Professional Services Revenue”; and

•	License revenue is recognized as described above under “License Revenue.”

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

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We performed an annual goodwill impairment review at June 30 every year and we found no impairment. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the quarter ended December 31, 2005.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months December 31,		Six Months December 31,
	2005	2004	2005	2004
Revenue:
License	33%	27%	30%	27%
Support and Services	67%	73%	70%	73%

Total revenue	100%	100%	100%	100%
Cost of license	2%	2%	2%	3%
Cost of support and services	26%	29%	29%	30%

Gross profit	72%	69%	69%	67%

Operating costs and expenses:
Research and development	12%	10%	13%	11%
Sales and marketing	38%	43%	39%	43%
General and administrative	12%	16%	12%	16%
Restructuring and other	0%	(19)%	0%	(10)%

Total operating costs and expenses	62%	50%	64%	60%

Income from operations	10%	19%	5%	7%

Revenues

Total revenue increased 16% to $6.0 million in the quarter ended December 31, 2005 from $5.2 million in the quarter ended December 31, 2004. Total revenue for the six months ended December 31, 2005 increased 13% to $11.2 million, compared to $9.9 million in the same period last year. The increase was primarily due to the increase in license and professional services revenue. During the three months ended December 31, 2005, there was one customer that accounted for 19% of total revenue, no one customer accounted for more than 10% of total revenue in the comparable year-ago quarter. For the six months ended December 31, 2005 and 2004, there were no customers that accounted for more than 10% of total revenue.

Based upon current sales activities we anticipate total revenue to increase over the next fiscal year. We are seeing increased interest from medium to larger-sized companies in our customer interaction solutions. There is however general unpredictability of the length of our current sales cycles and seasonal buying patterns. In addition, sales to these larger companies are generally more complex and time consuming, with new customers often choosing to make smaller initial purchases to be followed up with additional purchases if product meets with their business requirements. Also, because we offer a hybrid delivery model the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license transactions.

License

(in thousands)	Three Months December 31				Six months December 31
	2005	2004	Change	%	2005	2004	Change	%
Revenue:
License	$2,013	$1,384	$629	45%	$3,390	$2,657	$733	28%
Percentage of total revenue	33%	27%			30%	27%

License revenue increased 45% to $2.0 million in the quarter ended December 31, 2005 from $1.4 million in the quarter ended December 31, 2004. License revenue for the six months ended December 31, 2005 increased 28% to $3.4 million, compared to $2.7 million in the same period last year. The increase was primarily due to one license transaction in the quarter that accounted for approximately 16% of total revenue for the quarter. This transaction was a follow on sale to an existing customer purchasing additional licenses for previously purchased products. License revenue represented 33% and 27% of total revenue for the quarters ended December 31, 2005 and 2004, respectively. License revenue represented 30% and 27% of total revenue for the six months ended December 31, 2005 and 2004, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase over the future quarters.

Support and Services

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Revenue:
Hosting services	$850	$879	$(29)	(3)%	$1,687	$1,806	$(119)	(7)%
Maint. and support services	$2,094	$2,099	$(5)	0%	$4,154	$3,942	$212	5%
Professional services	$1,052	$825	$227	27%	$2,001	$1,502	$499	33%

Total support and services	$3,996	$3,803	$193	5%	$7,842	$7,250	$592	8%
Percentage of total revenue	67%	73%			70%	73%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 5% to $4.0 million in the quarter ended December 31, 2005 from $3.8 million in the quarter ended December 31, 2004. Support and services for the six months ended December 31, 2005 increased 8% to $7.8 million, compared to $7.3 million in the same period last year. The increase was primarily due to the increase in professional services and maintenance and support revenue. Support and services revenue represented 67% and 73% of total revenue for the quarters ended December 31, 2005 and 2004, respectively. Support and services revenue represented 70% and 73% of total revenue for the six months ended December 31, 2005 and 2004, respectively

Hosting revenue decreased 3% to $850,000 in the quarter ended December 31, 2005 from $879,000 in the quarter ended December 31 but increased 2% from $837,000 for the quarter ended September 30, 2005. Hosting services for the six months ended December 31, 2005 decreased 7% to $1.7 million, compared to $1.8 million in the same period last year. The decrease was due in part to a small number of hosted customers who also own the licenses for the products taking the management of these products in-house. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers and the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters.

Maintenance and support revenue was $2.1 million in the quarter ended December 31, 2005 unchanged from the quarter ended December 31, 2004. Maintenance and support revenue for the six months ended December 31, 2005 increased 5% to $4.2 million, compared to $3.9 million in the same period last year. The increase was primarily due to the increase in license revenue. We expect maintenance and support revenue to increase in future periods based upon current renewal rates and the increase in license revenue in recent quarters.

Professional services revenue increased 27% to $1.1 million in the quarter ended December 31, 2005 from $825,000 in the quarter ended December 31, 2004. Professional services revenue for the six months ended December 31, 2005 increased 33% to $2.0 million, compared to $1.5 million in the same period last year. The increase was primarily due to the increase in the size of professional services engagements with larger companies deploying our customer interation solutions within their organizations. Based upon our current sales pipeline we expect professional services revenue to increase slightly in future periods.

Cost of Revenues

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Cost of Revenues	$1,711	$1,588	$123	8%	$3,488	$3,216	$272	8%
Percentage of total revenue	28%	31%			31%	32%

Total cost of revenue increased 8% to $1.7 million in the quarter ended December 31, 2005 from $1.6 million in the quarter ended December 31, 2004. Total cost of revenue for the six months ended December 31, 2005 increased 8% to $3.5 million, compared to $3.2 million in the same period last year. The increase was primarily due to the increased personnel costs associated with the increase in professional services revenues. Total cost of revenue represented 28% and 31% of total revenues in the quarter ended December 31, 2005 and 2004. The reduction in the cost if revenue as a percentage of total revenue for the quarter ended December 31, 2005 was primarily due to the increase of license revenue as a percentage of total revenue when compared to the quarter ended December 31, 2004. Total cost of revenue represented 31% and 32% of total revenues for the six months ended December 31, 2005 and 2004.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Cost of License	$133	$76	$57	75%	$186	$249	(63)	(25)%
Percentage of license revenue	2%	1%			2%	3%
Gross Margin	93%	95%			95%	91%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license increased 75% to $133,000 in the quarter ended December 31, 2005 from $76,000 in the quarter ended December 31, 2004. The increase was primarily due to the increase in third-party royalty costs associated with the increase in license revenue. Total cost of license for the six months ended December 31, 2005 decreased 63% to $186,000, compared to $249,000 in the same period last year. Total cost of license increased as a percentage of total license revenues to 2% (a gross margin of 93%) in the quarter ended December 31, 2005 from 1% (a gross margin of 95%) in the quarter ended December 31, 2004. The decrease in cost of license for the six months ended December 31, 2005 when compared to the six months ended December 31, 2004 was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. In addition, as part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding costs for third-party software royalty costs. Total cost of license decreased as a percentage of total license revenues to 2% (a gross margin of 95%) for the six months ended December 31, 2005 from 3% (a gross margin of 91%) for the six months ended December 31, 2004. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Cost of support and service	$1,578	$1,512	$66	4%	$3,302	$2,967	335	11%
Percentage of supp. and serv. revenue	26%	29%			29%	30%
Gross Margin	61%	60%			58%	59%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services increased 4% to $1.6 million in the quarter ended December 31, 2005 from $1.5 million in the quarter ended December 31, 2004. Total cost of support and services for the six months ended December 31, 2005 increased 11% to $3.3 million, from $3.0 million in the same period last year. Total cost of support and services as a percentage of total support and services revenues was 26% (a gross margin of 61%) in the quarter ended December 31, 2005 compared to 29% (a gross margin of 60%) in the quarter ended December 31, 2004. Total cost of support and services as a percentage of total support and services revenues was 29% (a gross margin of 58%) for the six months ended December 31, 2005 compared to 30% (a gross margin of 59%) in the same period last year. The increase was primarily due to increased personnel costs associated with delivering the increased professional services engagements. Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods but for the gross margins to remain relatively constant in future periods.

Research and Development

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Research and Development	$704	$524	$180	34%	$1,417	$1,062	$355	33%
Percentage of total revenue	12%	10%			13%	11%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Our product development focus in fiscal year 2005 and continuing in fiscal year 2006 is in bringing additional products onto the core Service Management Platform (eGain SMP). Leveraging our open Java J2EE architecture, we have also expanded our reach with support for additional operating systems and data base platforms. Research and development costs increased 34% to $704,000 in the quarter ended December 31, 2005 from $524,000 in the quarter ended December 31, 2004. Total research and development costs for the six months ended December 31, 2005 increased 33% to $1.4 million, from $1.1 million in the same period last year. The increase is primarily due to increased personnel costs. Total research and development expenses as a percentage of total revenues was 12% in the quarter ended December 31, 2005 compared to 10% in the quarter ended December 31, 2004. Total research and development expenses as a percentage of total revenues was 13% for the six months ended December 31, 2005 compared to 11% in the same period last year. Based upon current revenue expectations and increased personnel costs, we anticipate a slight increase in research and development expense in future periods.

Sales and Marketing

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Sales	$1,833	$1,719	$114	7%	$3,520	$3,376	$144	4%
Marketing	$425	$487	$(62)	(13%)	$865	$931	$(66)	(7%)
Total Sales and Marketing	$2,258	$2,206	$52	2%	$4,385	$4,307	$78	2%
Percentage of total revenue	38%	43%			39%	43%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $2.2 million in the quarter ended December 31, 2005 unchanged from the quarter ended December 31, 2004. Total Sales and marketing expense for the six months ended December 31, 2005 was $4.4 million compared to $4.3 million from the same period last year. Total sales and marketing expenses as a percentage of total revenues was 38% in the quarter ended December 31, 2005 compared to 43% in the quarter ended December 31, 2004. Total sales and marketing expenses as a percentage of total revenues was 39% for the six months ended December 31, 2005 compared to 43% in the same period last year.

Total sales expenses increased 7% to $1.8 million in the quarter ended December 31, 2005 from $1.7 million in the quarter ended December 31, 2004. Total sales expenses for the six months ended December 31, 2005 increased 4% to $3.5 million, from $3.4 million in the same period last year. The increase was primarily due to increased sales commissions associated with the increased total revenue.

Total marketing expenses decreased 13% to $425,000 in the quarter ended December 31, 2005 from $487,000 in the quarter ended December 31, 2004. Total marketing expenses for the six months ended December 31, 2005 decreased 7% to $865,000, from $931,000 in the same period last year. The decrease was primarily due to the timing of the annual customer summit and the costs associated with this event. In fiscal 2005 we held this event in the second fiscal quarter, whereas for this fiscal year the event was held in the first fiscal quarter.

We expect sales and marketing expenses to increase in future periods as we plan to increase the size of our sales team and expand our marketing activities in an effort to increase revenues.

General and Administrative

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
General and Administrative	$739	$848	$(109)	(13)%	$1,368	$1,598	$(230)	(14)%
Percentage of total revenue	12%	16%			12%	16%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense decreased 13% to $739,000 in the quarter ended December 31, 2005 from $848,000 in the quarter ended December 31, 2004. Total general and administrative expenses for the six months ended December 31, 2005 decreased 14% to $1.4 million, from $1.6 million in the same period last year. Total general and administrative expenses as a percentage of total revenues was 12% for both the three and six months ended December 31, 2005 compared to 16% for both the three and six months ended December 31, 2004. The decrease was primarily due to reduced bad debt expense, reduced insurance premiums and reduced personnel costs. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Stock-Based Compensation

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Cost of support and services	$8	—	NM	NM	$20	—	NM	NM
Research and development	15	—	NM	NM	30	—	NM	NM
Sales and marketing	20	—	NM	NM	37	—	NM	NM
General and administrative	32	—	NM	NM	64	—	NM	NM

Total Stock-Based Compensation	$75	—	NM	NM	$151	—	NM	NM
Percentage of total revenue	1%	NM	NM	NM	2%	NM	NM	NM

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005 (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for the three and six months ended December 31, 2005, we accounted for stock compensation under SFAS 123R while for the three and six months ended December 31, 2004, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and six months ended December 31, 2005 is not comparable to the prior-year period.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended March 31, 2006.

Restructuring

There was no restructuring expense in the quarter ended December 31, 2005, compared to a restructuring benefit of $958,000 in the comparable year-ago quarter. The year-ago quarter restructuring benefit related to the accrual adjustment for the two outstanding lease settlements that had a final payment tied to the payment made to Series A Preferred holders.

Income From Operations

(in thousands)	Three Months December 31,				Six Months December 31,
	2005	2004	Change	%	2005	2004	Change	%
Operating Income / (Loss)	$597	$979	$(382)	(39)%	$574	$683	$(109)	(16)%
Operating Margin	10%	19%			5%	7%

Income from operations decreased 39% to $597,000 in the quarter ended December 31, 2005 from $979,000 in the quarter ended December 31, 2004. Total income for the six months ended December 31, 2005 decreased 16% to $574,000, from $683,000 in the same period last year. The operating margin was 10% in the quarter ended December 31, 2005 period compared to 19% in the quarter ended December 31, 2004. For the six months ended December 31, 2005, the operating margin was 5% compared to 7% for the six months ended December 31, 2005. Income from operations included a restructuring benefit of $958,000 that was recorded in quarter ended December 31, 2004. This restructuring benefit positively impacted the operating margins for the three and six months ended December 31, 2004 by 19% and 7% respectively.

Interest Expense and Other Income / (Expenses)

Interest expense increased 10% to $259,000 in the quarter ended December 31, 2005 from $236,000 in the quarter ended December 31, 2004. For the six months ended December 31, 2005, interest expense increased 10% to $514,000 from $467,000 in the same period last year. The increase was primarily due to the increase in interest on borrowings from related party notes payable.

Other expense was $93,000 in the quarter ended December 31, 2005 compared to $11,000 in the quarter ended December 31, 2004. For the six months ended December 31, 2005, other expense increased to $112,000 from $56,000 in the same period last year. The increase was primarily due to state franchise tax and foreign tax expenses.

Liquidity and Capital Resources

As of December 31, 2005, cash and cash equivalents totaled $4.9 million, an increase of $358,000 from June 30, 2005. The increase was primarily due to the net cash provided by operating activities offset in part by net cash used in investing activities. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable if at all.

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2 : 1, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. We are in compliance with the financial covenants under this agreement that require us to meet certain rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of December 31, 2005, the interest rate was 9.75%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment

Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of December 31, 2005, the interest rate was 10.25% and the outstanding balance under the Equipment Line was approximately $236,000 (see Note 12 – Subsequent Events). On January 27, 2006 we entered into an extension of our Credit Facility with Silicon Valley Bank. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was reduced to $124,000. All other terms and conditions remained the same as outlined in Note 8. Bank Borrowings.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loans. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The principal and interest due on the loans as of December 31, 2005 was $2.9 million. As of December 31, 2005, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. The principal and interest due on the loans as of December 31, 2005 was $5.2 million. As of December 31, 2005, warrants to purchase 365,509 shares of common stock were vested and outstanding.

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

Cash Flows

Net cash provided by operating activities was $668,000 for the six months ended December 31, 2005 and consisted primarily of net loss offset by non-cash expenses related to depreciation, stock-based compensation and accrued interest, partially offset by the net change in operating assets and liabilities. The net change in operating assets and liabilities primarily consisted of an increase in accounts receivable partially offset by an increase in deferred revenue and accrued liabilities. Days sales outstanding for the quarter ended December 31, 2005 was 75 days compared to 69 days for the quarter ended September 30, 2005 and 55 days for the quarter ended December 31, 2004. 75 days is at the higher end of our targeted range of 65 to 75 days for days sales outstanding and we are focusing our collection efforts to decrease this number by the end of the third fiscal quarter of 2006. Net cash provided by operating activities was $469,000 for the six months ended December 31, 2004 and consisted primarily of net income offset by non-cash expenses related to depreciation and accrued interest, partially offset by the net change in operating assets and liabilities. The net change in operating assets and liabilities primarily consisted of a decrease in restructuring accrual and an increase in accounts receivable partially offset by an increase in deferred revenue, a decrease in prepaid and other assets and an increase in accrued compensation.

Continuing to operate a cash-positive business depends on our ability to achieve positive earnings and maintain or increase the level of our software license revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $268,000 for the six months ended December 31, 2005 compared to $239,000 for the six months ended December 31, 2004. Cash used in investing activities were primarily due to the purchases of equipment.

Net cash provided by financing activities was $81,000 for the six months ended December 31, 2005 compared to $236,000 for the six months ended December 31, 2004. Cash provided from financing activities was primarily due to the proceeds from the bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of December 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$268	$566	$566	$549	$171	$171	$2,291
Bank borrowings	1,575	135	25	—	—	—	1,735
Related Party Note Payable	—	—	2,810	5,611	—	—	8,421

Total	$1,843	$701	$3,401	$6,160	$171	$171	$12,447

The bank borrowings obligation due in fiscal 2006 is for our Credit Facility with Silicon Valley Bank. On January 27, 2006 we entered into an amendment to the Credit Facility that extended the termination date to July 28, 2006 . See Note 12. Subsequent Events.

22

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

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Item 1A. Risk Factors

We have a history of losses and may not be able to continue to be profitable in the future

We earned a net profit of $245,000 for the quarter ended December 31, 2005 but for the six months ended December 31, 2005 we incurred a net loss of $52,000. As of December 31, 2005, we had an accumulated deficit of approximately $316.4 million. We do not know if we will continue to be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product development and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., RightNow Technologies, Inc., Knova Software, Inc., and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, SAP, Inc. and similar companies who may attempt to sell customer service software to their installed base.

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

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;

•	seasonal trends in technology purchases;

•	our ability to attract and retain customers;

•	litigation relating to our intellectual proprietary rights.

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

SFAS 123R is a new and very complex accounting standard the application of which requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for valuing equity-based compensation. There is a risk that, as we and others gain experience with SFAS 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.

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

We depend on broad market acceptance of our applications and of our business model

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer interactions across multiple channels, including web, phone, email, print and in-person. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for eService software is relatively new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

Furthermore, our business model is premised on business assumptions that are still evolving. Historically, customer service has been conducted primarily in person or over the telephone. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demanding integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their eService applications hosted by us. If any of these assumptions is incorrect, our business will be seriously harmed and our stock price will decline.

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

Our international operations involve various risks

We derived 48% of our revenues from international sales for the quarter ended December 31, 2005 compared to 47% for the quarter ended December 31, 2004. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

More than 50% of our workforce is employed through eGain India, and located in India. Of these employees more than 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations will require significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Where appropriate, we intend to vigorously defend all claims. However, any actual or threatened claims, even if not meritorious or material, could result in the expenditure of significant financial and managerial resources. The continued defense of these claims and other types of lawsuits could divert management’s attention away from running our business. Negative developments in lawsuits could cause our stock price to decline as well. In addition, required amounts to be paid in settlement of any claims, and the legal fees and other costs associated with such settlement cannot be estimated and could, individually or in the aggregate, materially harm our financial condition.

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

Ability to hire and retain key personnel

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

The imposition of more stringent protections and/or new regulations and the application of existing laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services, or the loss, decrease in, business by a key partner or customer due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results.

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

Material Changes in Risk Factors from our Annual Report on Form 10-K for our Fiscal Year Ended June 30, 2005

Since the filing of our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we have deleted certain risk factors relating to the effect of our cost reduction initiatives and restructurings on our employees. Although employee turnover and poor moral could reduce our efficiency and our ability to meet the needs of our customers, we do not believe that the effects of our restructurings continue to negatively impact our current employees’ moral. The last of these restructuring occurred more than 2 years ago and we believe our current employees generally have less concerns about planned work force reductions relating to declines in our operating levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On December 8, 2005 eGain’s annual meeting of stockholders was held and the following matters were voted on:

1. The following individuals were elected to the board of directors to serve until the 2006 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	10,321,346	12,749
Mr. Gunjan Sinha	10,244,983	89,112
Mr. Mark A. Wolfson	10,292,254	41,841
Mr. David G. Brown	10,300,401	33,694
Mr. Phiroz P. Darukhanavala	10,236,108	97,987

2. The proposal to approve and adopt the eGain Communications Corporation 2005 Stock Incentive Plan:

For	Against	Abstain	Non Votes
8,191,679	67,594	2,859	2,071,963

3. The vote to ratify the appointment of BDO Seidman, LLP as eGain’s independent auditors was as follows:

For	Against	Abstain	Non Votes
10,325,168	7,958	969	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description of Exhibits
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2006	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)