Form 10-Q
period 2006-03-31
EGAIN COMMUNICATIONS CORP
filed 2006-05-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock $0.001 par value	15,306,713

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,479	$4,498
Restricted cash	12	12
Accounts receivable, net	4,627	4,590
Prepaid and other current assets	846	1,125

Total current assets	10,964	10,225
Property and equipment, net	1,082	741
Goodwill	4,880	4,880
Other assets	305	58

	$17,231	$15,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,031	$1,109
Accrued compensation	1,486	1,386
Accrued liabilities	1,151	1,190
Deferred revenue	4,676	4,144
Accrued restructuring	—	17
Current portion of bank borrowings	1,393	1,585

Total current liabilities	9,737	9,431
Related party notes payable	8,369	7,579
Bank borrowing, net of current portion	92	69
Other long term liabilities	220	229

Total liabilities	18,418	17,308
Commitments
Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	315,682	315,467
Notes receivable from stockholders	(73)	(72)
Accumulated other comprehensive loss	(489)	(456)
Accumulated deficit	(316,322)	(316,358)

Total stockholders’ deficit	(1,187)	(1,404)

	$17,231	$15,904

See accompanying notes

1

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue:
License	$1,859	$1,071	$5,249	$3,728
Support and Services	4,275	3,607	12,117	10,858

Total revenue	6,134	4,678	17,366	14,586
Cost of license	29	57	215	306
Cost of support and services	1,828	1,569	5,130	4,536

Gross profit	4,277	3,052	12,021	9,744

Operating costs and expenses:
Research and development	782	571	2,199	1,633
Sales and marketing	2,588	2,127	6,973	6,434
General and administrative	585	815	1,953	2,413
Restructuring and other	—	14	—	(944)

Total operating costs and expenses	3,955	3,527	11,125	9,536

Income from operations	322	(475)	896	208
Interest and other expense	(234)	(250)	(860)	(773)

Net income / (loss)	88	(725)	36	(565)
Dividends on convertible preferred stock	—	—	—	(3,732)

Net income / (loss) applicable to common stockholders	$88	$(725)	$36	$(4,297)

Per Share information:
Basic net income / (loss) per common share	$0.01	$(0.05)	$0.00	$(0.54)

Diluted net income / (loss) per common share	$0.01	$(0.05)	$0.00	$(0.54)

Weighted average shares used in computing basic net income / (loss) per common share	15,305	15,288	15,303	7,885

Weighted average shares used in computing diluted net income / (loss) per common share	15,978	15,288	15,620	7,885

Below is a summary of stock based compensation included in the costs and expenses above:

Cost of support and services	$7	$—	$27	$—
Research and development	9	—	39	—
Sales and marketing	27	—	64	—
General and administrative	19	—	83	—

Total stock-based compensation expense	$62	$—	$213	$—

See accompanying notes

2

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income / (loss)	$36	$(565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	282	262
Loss on disposal of fixed assets	—	16
Stock-Based Compensation	213	—
Provisions for doubtful accounts and sales returns	(19)	(4)
Accrued interest and amortization of discount on related party notes	791	717
Changes in operating assets and liabilities:
Accounts receivable	(181)	(525)
Prepaid and other current assets	263	222
Other assets	(247)	184
Accounts payable	(68)	(107)
Accrued compensation	116	145
Accrued liabilities	(7)	(47)
Accrued restructuring	(17)	(1,308)
Deferred revenue	624	270
Other long term liabilities	(9)	(10)
Other	—	(1)

Net cash (used in) provided by operating activities	1,777	(751)

Cash flows from investing activities:
Purchases of property and equipment	(620)	(489)

Net cash used in investing activities	(620)	(489)

Cash flows from financing activities:
Payments on borrowings	(4,587)	(1,871)
Payments on capital lease obligations	—	(9)
Proceeds from borrowings	4,417	2,984
Net proceeds from issuance of common stock	1	2

Net cash (used in) provided by financing activities	(169)	1,106
Effect of exchange rate differences on cash	(7)	(153)

Net increase (decrease) in cash and cash equivalents	981	(287)
Cash and cash equivalents at beginning of period	4,498	5,181

Cash and cash equivalents at end of period	$5,479	$4,894

Supplemental cash flow disclosures:
Cash paid for interest	$36	$163
Cash paid for taxes	91	154
Non cash item:
Conversion of preferred stock to common stock	$—	$112,486

See accompanying notes

3

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

We consider the applicability of EITF 00-03 on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

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

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. As a result of our adoption of SFAS 123R, we recognized $62,000 and $213,000 in stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2006. The table below summarizes the effect of adoption of SFAS 123R.

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Non-cash stock-based compensation expense	$(62)	$(213)
Income tax benefit	—	—

Net income effect of adoption	$(62)	$(213)

Net effect earnings per share (basic and diluted) of adoption	$—	$(0.02)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the three months ended March 31, 2006, there were 29,750 options granted. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. The weighted-average fair values of the options granted under our stock option plans for the period was $0.96 using the following assumptions:

Three months ended March 31, 2006
Dividend yield	—
Expected volatility	92%
Average risk-free interest rate	4.55%
Expected life (in years)	6.25

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

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net loss as reported	(725)	(4,297)
Add: employee stock compensation included in reported net loss	—	—
Less: employee stock compensation under SFAS No. 123	(38)	(40)
Pro forma net loss	(763)	(4,337)
Net loss per basic and diluted share as reported	(0.05)	(0.54)
Pro forma net loss per basic and diluted share	(0.05)	(0.55)

During the three and nine months ended March 31, 2005, there were approximately 16,200 and 18,200 options granted.

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of March 31, 2006 was $257,000 which is expected to be recognized over the weighted average period of 3.32 years. Effective July 1, 2005, we adopted FAS 123(R), “Share-Based Payments,” and used the modified prospective method to value our share-based payments. Accordingly, for the three and nine months ended March 31, 2006, stock-based compensation was accounted under FAS 123(R) while for the three and nine months ended March 31, 2005, stock-based compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” During the three and nine months ended March 31, 2006, 5,165 options were exercised. There is no tax benefit related to these options exercised.

Note 4.  Net Income / (Loss) Per Common Share

Basic net income and loss per common share are computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average shares outstanding used in computing basic net income / (loss) per common share	15,305	15,288	15,303	7,885
Effect of dilutive securities	673	—	317	—

Weighted average shares outstanding used in computing diluted net income / (loss) per common share	15,978	15,288	15,620	7,885

Outstanding options and warrants to purchase approximately 762,000 and 1,083,100 shares of common stock at March 31, 2006 and 2005, respectively, were not included in the computation of diluted net income / (loss) per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5.  Comprehensive Income / (Loss)

We report comprehensive income / (loss) and the components in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $132,000 for the quarter ended March 31, 2006 and the comprehensive loss was $765,000 for the quarter ended March 31, 2005. Comprehensive income was $3,000 for the nine months ended March 31, 2006 and comprehensive loss was $718,000 for the nine months ended March 31, 2005. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at March 31, 2006 and June 30, 2005 consists solely of accumulated foreign currency translation adjustments.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Net income / (loss)	$88	$(725)	$36	$(565)
Adj: foreign exchange translation	44	(40)	(33)	(153)

Comprehensive income / (loss)	$132	$(765)	$3	$(718)

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

Information relating to our geographic areas is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Total Revenue:
North America	$2,518	$2,543	$8,182	$7,605
Europe	3,530	1,956	8,730	6,570
Asia Pacific	86	179	454	411

	$6,134	$4,678	$17,366	$14,586

Operating Income (Loss):
North America	$(500)	$(33)	$(570)	$831
Europe	1,234	(29)	2,512	765
Asia Pacific*	(412)	(413)	(1,046)	(1,388)

	$322	$(475)	$896	$208

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	March 31,
	2006	2005
North America	$5,936	$6,489
Europe	5,702	2,913
Asia Pacific	713	926

	$12,351	$10,328

The following table provides the revenue for the three and nine months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenue :
License	$1,859	$1,071	$5,249	$3,727
Hosting services	948	851	2,635	2,658
Maint & Support services	2,120	2,047	6,274	5,989
Professional services	1,207	709	3,208	2,211

	$6,134	$4,678	$17,366	$14,585

During the three months ended March 31, 2006, there was one customer that accounted for 23% of total revenue and there were no customers that accounted for more than 10% of total revenue in the comparable year-ago quarter. For the nine months ended March 31, 2006 and 2005, there were no customers that accounted for more than 10% of total revenue.

Note 7.  Related Party Notes Payable

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired on December 23, 2005. On October 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to

128,766 shares at $3.88 per share. The principal and interest due on the loans as of March 31, 2006 was $5.4 million. As of March 31, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loans. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The principal and interest due on the loans as of March 31, 2006 was $3.0 million. As of March 31, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

Note 8.  Bank Borrowings

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2 : 1, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. We are in compliance with the financial covenants under this agreement that require us to meet certain rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of March 31, 2006, the interest rate was 10.25%, and the outstanding balance under the Credit Facility was $1.2 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. On January 27, 2006 we entered into an extension of our Credit Facility with Silicon Valley Bank. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. As of March 31, 2006, the interest rate was 10.25% and the outstanding balance under the Equipment Line was approximately $286,000.

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

During the three and nine months ended March 31, 2006, we recorded no restructuring expense and the restructuring accrual was paid in full.

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

Note 12.  Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled.

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

Overview

We build, sell, and deploy customer interaction hub software solutions for enterprises and mid-sized businesses. Our solutions help businesses transform their call centers to multi-channel customer interaction hubs to deliver differentiated service while maintaining costs. We believe the customer interaction hub market presents a growing opportunity worldwide as the total number of customer interactions is growing geometrically as consumer choice increases and products become more complex. Consumers are demanding consistent, high-quality service from businesses across all channels - web, phone, email, print, and in-person. In response, businesses are looking to invest in effective front-end and efficient back-end customer interaction processes within a customer interaction hub. In a customer interaction hub, interactions across all channels - web, phone, email, print, or in-person - are handled with the same service delivery infrastructure - with common queues for work allocation, best-practice business processes, unified knowledge bases, and aggregated customer history.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital. We cannot estimate what those amounts will be in the future

(because they depend on, among other things, when employees exercise stock options). Refer to Note 3 – Stock-Based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21,”Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). For fixed fee arrangements the services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation, consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the remaining term of the hosting agreement. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method.

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

We consider the applicability of EITF 00-03 on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

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

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We performed an annual goodwill impairment review at June 30 every year and we found no impairment on June 30, 2005. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the quarter ended March 31, 2006.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months March 31,		Six Months March 31,
	2006	2005	2006	2005
Revenue:
License	30%	23%	30%	26%
Support and Services	70%	77%	70%	74%
Total revenue	100%	100%	100%	100%

Cost of license	0%	1%	1%	2%
Cost of support and services	30%	34%	30%	31%

Gross profit	70%	65%	69%	67%

Operating costs and expenses:
Research and development	13%	12%	13%	11%
Sales and marketing	42%	45%	40%	44%
General and administrative	10%	18%	11%	17%
Restructuring and other	0%	0%	0%	(6)%

Total operating costs and expenses	65%	75%	64%	66%

Income from operations	5%	(10)%	5%	1%

Revenues

Total revenue increased 31% to $6.1 million in the quarter ended March 31, 2006 from $4.7 million in the quarter ended March 31, 2005. Total revenue for the nine months ended March 31, 2006 increased 19% to $17.4 million, compared to $14.6 million in the same period last year. The increase was primarily due to the increase in license and professional services revenue. During the three months ended March 31, 2006, there was one customer that accounted for 23% of total revenue, no one customer accounted for more than 10% of total revenue in the comparable year-ago quarter. For the nine months ended March 31, 2006 and 2005, there were no customers that accounted for more than 10% of total revenue.

Based upon current sales activities we anticipate total revenue to increase over the next fiscal year. We are seeing increased interest from medium to large-sized companies in our customer interaction solutions. There is however general unpredictability of the length of our current sales cycles and seasonal buying patterns. In addition, sales to these larger companies are generally more complex and time consuming, with new customers often choosing to make smaller initial purchases to be followed up with additional purchases if the product meets with their business requirements. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license transactions.

License

(in thousands)	Three Months March 31,				Nine months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Revenue:
License	$1,859	$1,071	$788	74%	$5,249	$3,728	$1,521	41%
Percentage of total revenue	30%	23%			30%	26%

License revenue increased 74% to $1.9 million in the quarter ended March 31, 2006 from $1.1 million in the quarter ended March 31, 2005. License revenue for the nine months ended March 31, 2006 increased 41% to $5.2 million, compared to $3.7 million in the same period last year. The increase was primarily due to one license transaction in the quarter that accounted for approximately 22% of total revenue for the quarter. This transaction was a follow on sale to an existing customer purchasing additional licenses for previously purchased products. License revenue represented 30% and 23% of total revenue for the quarters ended March 31, 2006 and 2005, respectively. License revenue represented 30% and 26% of total revenue for the nine months ended March 31, 2006 and 2005, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase over the future quarters.

Support and Services

(in thousands)	Three Months March 31,				Nine months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Revenue:
Hosting services	$948	$851	$97	11%	$2,635	$2,658	$(23)	(0)%
Maint. and support services	$2,120	$2,047	$73	4%	$6,274	$5,989	$285	5%
Professional services	$1,207	$709	$498	70%	$3,208	$2,211	$997	45%

Total support and services	$4,275	$3,607	$668	19%	$12,117	$10,858	$1,259	12%
Percentage of total revenue	70%	77%			70%	74%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 19% to $4.3 million in the quarter ended March 31, 2006 from $3.6 million in the quarter ended March 31, 2005. Support and services for the nine months ended March 31, 2006 increased 12% to $12.1 million, compared to $10.9 million in the same period last year. The increase was primarily due to the increase in professional services. Support and services revenue represented 70% and 77% of total revenue for the quarters ended March 31, 2006 and 2005, respectively. Support and services revenue represented 70% and 74% of total revenue for the nine months ended March 31, 2006 and 2005, respectively.

Hosting revenue increased 11% to $948,000 in the quarter ended March 31, 2006 from $851,000 in the quarter ended March 31, 2005. Hosting services for the nine months ended March 31, 2006 was $2.6 million, compared to $2.7 million in the same period last year. Hosting revenue increased 12% sequentially in the quarter ended March 31, 2006 and we expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers and the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters.

Maintenance and support revenue increased 4% to $2.1 million in the quarter ended March 31, 2006 from $2.0 million in the quarter ended March 31, 2005. Maintenance and support revenue for the nine months ended March 31, 2006 increased 5% to $6.3 million, compared to $6.0 million in the same period last year. The increase was primarily due to the increase in license revenue. We expect maintenance and support revenue to increase in future periods based upon current renewal rates and the increase in license revenue in recent quarters.

Professional services revenue increased 70% to $1.2 million in the quarter ended March 31, 2006 from $709,000 in the quarter ended March 31, 2005. Professional services revenue for the nine months ended March 31, 2006 increased 45% to $3.2 million, compared to $2.2 million in the same period last year. The increase was primarily due to the increase in the size of professional services engagements with larger companies deploying our customer interaction solutions within their organizations. Based upon our current sales pipeline we expect professional services revenue to increase slightly in future periods.

Cost of Revenues

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of Revenues	$1,857	$1,626	$231	14%	$5,345	$4,842	$503	10%
Percentage of total revenue	30%	35%			31%	33%

Total cost of revenue increased 14% to $1.9 million in the quarter ended March 31, 2006 from $1.6 million in the quarter ended March 31, 2005. Total cost of revenue for the nine months ended March 31, 2006 increased 10% to $5.3 million, compared to $4.8 million in the same period last year. The increase was primarily due to the increased personnel costs associated with the increase in professional services revenues. Total cost of revenue represented 30% and 35% of total revenues in the quarter ended March 31, 2006 and 2005. The reduction in the cost of revenue as a percentage of total revenue for the quarter ended March 31, 2006 was primarily due to the increase of license revenue as a percentage of total revenue when compared to the quarter ended March 31, 2005. Total cost of revenue represented 31% and 33% of total revenues for the nine months ended March 31, 2006 and 2005.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of License	$29	$57	$(28)	(49)%	$215	$306	(91))	(30)%
Percentage of license revenue	2%	5%			4%	8%
Gross Margin	98%	95%			96%	92%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license decreased 49% to $29,000 in the quarter ended March 31, 2006 from $57,000 in the quarter ended March 31, 2005. The decrease was primarily due to the one of the royalty agreements was fully-amortized in the quarter ended March 31, 2006. Total cost of license for the nine months ended March 31, 2006 decreased 30% to $215,000, compared to $306,000 in the same period last year. Total cost of license decreased as a percentage of total license revenues to 2% (a gross margin of 98%) in the quarter ended March 31, 2006 from 5% (a gross margin of 95%) in the quarter ended March 31, 2005. The decrease in cost of license for the nine months ended March 31, 2006 when compared to the nine months ended March 31, 2005 was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. In addition, as part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding third-party software royalty costs. Total cost of license decreased as a percentage of total license revenues to 4% (a gross margin of 96%) for the nine months ended March 31, 2006 from 8% (a gross margin of 92%) for the nine months ended March 31, 2005. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of support and service	$1,828	$1,569	$259	17%	$5,130	$4,536	594	13%
Percentage of support and service revenue	43%	43%			42%	42%
Gross Margin	57%	57%			58%	58%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services increased 17% to $1.8 million in the quarter ended March 31, 2006 from $1.6 million in the quarter ended March 31, 2005. Total cost of support and services for the nine months ended March 31, 2006 increased 13% to $5.1 million, from $4.5 million in the same period last year. The increase was primarily due to increased personnel costs associated with delivering the increased professional services engagements. Total cost of support and services as a percentage of total support and services revenues was 43% (a gross margin of 57%) in the quarter ended March 31, 2006 unchanged from the quarter ended March 31, 2005. Total cost of support and services as a percentage of total support and services revenues was 42% (a gross margin of 58%) for the nine months ended December 31, 2005 unchanged from the same period last year. Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods but for the gross margins to remain relatively constant in future periods.

Research and Development

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Research and Development	$782	$571	$211	37%	$2,199	$1,633	$566	35%
Percentage of total revenue	13%	12%			13%	11%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Our product development focus in fiscal year 2005 and continuing in fiscal year 2006 is in bringing additional products onto the core Service Management Platform (eGain SMP). Leveraging our open Java J2EE architecture, we have also expanded our reach with support for additional operating systems and database platforms. Research and development costs increased 37% to $782,000 in the quarter ended March 31, 2006 from $571,000 in the quarter ended March 31, 2005. Total research and development costs for the nine months ended March 31, 2006 increased 35% to $2.2 million, from $1.6 million in the same period last year. The increase is primarily due to increased personnel costs. Total research and development expenses as a percentage of total revenues was 13% in the quarter ended March 31, 2006 compared to 12% in the quarter ended March 31, 2005. Total research and development expenses as a percentage of total revenues was 13% for the nine months ended March 31, 2006 compared to 11% in the same period last year. Based upon current revenue expectations and increased personnel costs associated with annual salary adjustments for our eGain India employees that are effective April 1, 2006, we anticipate an increase in research and development expense in future periods.

Sales and Marketing

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Sales	$2,146	$1,680	$466	28%	$5,666	$5,056	$610	12%
Marketing	$442	$447	$(5)	(1)%	$1,307	$1,378	$(71)	(5)%
Total Sales and Marketing	$2,588	$2,127	$461	22%	$6,973	$6,434	$539	8%
Percentage of total revenue	42%	45%			40%	44%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 22% to $2.6 million in the quarter ended March 31, 2006 from $2.1 million in the quarter ended March 31, 2005. Total Sales and marketing expense for the nine months ended March 31, 2006 increased 8% to $7.0 million from $6.4 million in the same period last year. Total sales and marketing expenses as a percentage of total revenues was 42% in the quarter ended March 31, 2006 compared to 45% in the quarter ended March 31, 2005. Total sales and marketing expenses as a percentage of total revenues was 40% for the nine months ended March 31, 2006 compared to 44% in the same period last year.

Total sales expenses increased 28% to $2.1 million in the quarter ended March 31, 2006 from $1.7 million in the quarter ended March 31, 2005. Total sales expenses for the nine months ended March 31, 2006 increased 12% to $5.7 million, from $5.1 million in the same period last year. The increase was primarily due to increased personnel costs related to hiring in North America and Europe and increased sales commissions associated with the increased total revenue. The increase was partially offset by the reduced expenses resulting from the closure of our Japanese office in fiscal year 2005. Sales costs for the Japanese office totaled approximately $90,000 and $330,000 for the three and nine months ended March 31, 2005, respectively.

Total marketing expenses decreased 1% to $442,000 in the quarter ended March 31, 2006 from $447,000 in the quarter ended March 31, 2005. Total marketing expenses for the nine months ended March 31, 2006 decreased 5% to $1.3 million from $1.4 million in the same period last year.

We expect sales and marketing expenses to increase in future periods as we plan to increase the size of our sales team and expand our marketing activities in an effort to increase revenues.

General and Administrative

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
General and Administrative	$585	$815	$(230)	(28)%	$1,953	$2,413	$(460)	(19)%
Percentage of total revenue	10%	17%			11%	17%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense decreased 28% to $585,000 in the quarter ended March 31, 2006 from $815,000 in the quarter ended March 31, 2005. Total general and administrative expenses as a percentage of total revenues was 10% in the quarter ended March 31, 2006 compared to 17% in the quarter ended March 31, 2005. The decrease was primarily due to reduced personnel expenses of approximately $140,000, reduced bad debt expense of approximately $50,000 and reduced insurance premiums of approximately $40,000. Total general and administrative expenses for the nine months ended March 31, 2006 decreased 19% to $2.0 million, from $2.4 million in the same period last year. Total general and administrative expenses as a percentage of total revenues was 11% for the nine months ended March 31, 2006 compared to 17% for the nine months ended March 31, 2005. The decrease was primarily due to reduced personnel expenses of approximately $300,000, reduced legal fees of approximately $100,000, and reduced insurance premiums of approximately $100,000, partially offset by increased stock based compensation expense of $83,000. Based upon current revenue expectations, we do not anticipate a significant increase or decrease in general and administrative expenses in future periods.

Stock-Based Compensation

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of support and services	$7	—	NM	NM	$27	—	NM	NM
Research and development	9	—	NM	NM	39	—	NM	NM
Sales and marketing	27	—	NM	NM	64	—	NM	NM
General and administrative	19	—	NM	NM	83	—	NM	NM
Total Stock-Based Compensation	$62	—	NM	NM	$213	—	NM	NM
Percentage of total revenue	1%	NM	NM	NM	1%	NM	NM	NM

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005 (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for the three and nine months ended March 31, 2006, we accounted for stock compensation under SFAS 123R while for the three and six months ended March 31, 2005, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and nine months ended March 31, 2006 is not comparable to the prior-year period.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended June 30, 2006.

Restructuring

There was no restructuring expense for the three and nine months ended March 31, 2006. Restructuring expense was $14,000 for the three months ended March 31, 2005 compared to a restructuring benefit of $944,000 for the nine months ended March 31, 2005. The year-ago quarter restructuring benefit related to the accrual adjustment for the two outstanding lease settlements that had a final payment tied to the payment made to Series A Preferred holders.

Income From Operations

(in thousands)	Three Months March 31,				Nine Months March 31,
	2006	2005	Change	%	2006	2005	Change	%
Operating Income / (Loss)	$322	$(475)	$797	168%	$896	$208	$688	331%
Operating Margin	5%	(10)%			5%	1%

Income from operations increased 168% to $322,000 in the quarter ended March 31, 2006 from a loss of $475,000 in the quarter ended March 31, 2005. Total income for the nine months ended March 31, 2006 increased 331% to $896,000, from $208,000 in the same period last year. The operating margin was 5% in the quarter ended March 31, 2006 period compared to a negative margin of 10% in the quarter ended March 31, 2005. For the nine months ended March 31, 2006, the operating margin was 5% compared to 1% in the same period a year ago.

Interest Expense and Other Income / (Expenses)

Interest expense increased 13% to $283,000 in the quarter ended March 31, 2006 from $250,000 in the quarter ended March 31, 2005. For the nine months ended March 31, 2006, interest expense increased 11% to $827,000 from $743,000 in the same period last year. The increase was primarily due to the increase in interest on borrowings from related party notes payable.

Other income was $49,000 in the quarter ended March 31, 2006 compared to other expense of $0 in the quarter ended March 31, 2005. Other income primarily consisted of interest income and franchise tax refund. For the nine months ended March 31, 2006, other expense increased to $33,000 from $30,000 in the same period last year. Other expenses for the nine months ended March 31, 2006 and 2005 primarily consisted of tax expense and interest income.

Liquidity and Capital Resources

As of March 31, 2006, cash and cash equivalents totaled $5.5 million, an increase of $1.0 million from June 30, 2005. The increase was primarily due to the net cash provided by operating activities offset in part by net cash used in investing activities. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2 : 1, then the rate shall be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. We are in compliance with the financial covenants under this agreement that require us to meet certain rolling three-month operating losses during the term of the Credit Facility. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of March 31, 2006, the interest rate was 10.25%, and the outstanding balance under the Credit Facility was $1.2 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. As of March 31, 2006, the interest rate was 10.75% and the outstanding balance under the Equipment Line was approximately $286,000. On January 27, 2006 we entered into an extension of our Credit Facility with Silicon Valley Bank. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. All other terms and conditions remained the same as outlined in Note 8.-Bank Borrowings in our notes to our unaudited condensed consolidated financial statements.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loans. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The principal and interest due on the loans as of March 31, 2006 was $3.0 million.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share The principal and interest due on the loans as of March 31, 2006 was $5.4 million.

Cash Flows

Net cash provided by operating activities was $1.8 million for the nine months ended March 31, 2006 and consisted primarily of net income plus non-cash expenses related to depreciation, stock-based compensation and accrued interest and amortization of discount on related party notes and the net change in operating assets and liabilities.

The net change in operating assets and liabilities primarily consisted of an increase in deferred revenue and a decrease in prepaid and other current assets partially offset by an increase in other assets and accounts receivable. The increase in deferred revenue was primarily due to increased deferred maintenance and support revenue associated with the increase in license revenue and the timing of payments received from customers renewing their maintenance and support contracts. The decrease in prepaid and other assets was primarily due to the reduction in the amortization of prepaid royalties resulting from the expiration of certain royalty agreements. The increase in accounts receivable was due to the increase in revenues partially offset by increased collection of accounts receivable in the quarter ended March 31, 2006 that resulted in a reduction of days sales outstanding to 68 days compared to 75 days for the quarter ended December 31, 2005.

Net cash used in operating activities was $751,000 for the nine months ended March 31, 2005 and consisted primarily of net loss offset by non-cash expenses related to depreciation and accrued interest, partially offset by the net change in operating assets and liabilities. The net change in operating assets and liabilities primarily consisted of a decrease in restructuring accrual and an increase in accounts receivable partially offset by an increase in deferred revenue, a decrease in prepaid and other assets and an increase in accrued compensation. The decrease in accrued restructuring was due to the completion of two legal settlements that had payments tied to the distribution made in December 2004 to the holders of our Series A Preferred Stock. Based upon the final settlements, we recorded a restructuring benefit of $958,00 in the quarter ended December 31, 2004, and a cash payment of $242,000 and a final restructuring adjustment of $46,000 in the quarter ended March 31, 2005 to bring this restructuring accrual to zero.

Continuing to operate a cash-positive business depends on our ability to achieve positive earnings and maintain or increase the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $620,000 for the nine months ended March 31, 2006 compared to $489,000 for the nine months ended March 31, 2005. Cash used in investing activities was due to the purchases of equipment.

Net cash used in financing activities was $169,000 for the nine months ended March 31, 2006 compared to net cash provided by financing activities of $1.1 million for the nine months ended March 31, 2005. Cash used in or provided from financing activities was primarily due to the proceeds from the bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings. The increase of net cash used in financing activities for the nine months ended March 31, 2006 was primarily due to the partial repayment of our bank borrowings in the quarter ended March 31, 2006.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of March 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$138	$569	$569	$552	$171	$171	$2,170
Bank borrowings	48	1,379	59	—	—	—	1,486
Related Party Note Payable	—	—	2,834	5,535	—	—	8,369
Total	$186	$1,948	$3,462	$6,087	$171	$171	$12,025

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

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls or, to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled.

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

None.

Item 3.  Defaults upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None

Item 5.  Other Information

  None.

Item 6.  Exhibits

Exhibits No.	Description of Exhibits

10.1	Amendment to Loan and Security Agreement between eGain and Silicon Valley Bank, dated January 27, 2006.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006	eGAIN COMMUNICATIONS CORPORATION

By	/s/ Eric N. Smit
Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)