Form 10-K
period 2006-06-30
EGAIN COMMUNICATIONS CORP
filed 2006-09-27
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2005 (the last business day of registrants second quarter of fiscal 2006), was approximately $4,037,224. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2006
Common Stock $0.001 par value	15,314,393

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2006 FORM 10-K

i

eGAIN COMMUNICATIONS CORPORATION

PART I

ITEM 1.    BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from the failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitability, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions, our ability to respond to rapid technological change and competitive challenges, risks from our substantial international operations, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a pioneer and a leading provider of customer service and contact center software that enables companies to build customer interaction hubs. An innovative approach to customer service, these hubs reduce customer service costs while enhancing customer experience within and across interaction channels by centralizing interaction history, knowledge management, business rules, analytics, workflow and application management in one platform. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. The company was incorporated in Delaware in September 1997.

Industry Background

Customer service has become a key, if not the only, differentiator for businesses as products continue to become commoditized. Furthermore, businesses are under pressure to deliver a unified and seamless multichannel customer service experience, while “doing more with less.” Today’s customers demand instant access to customer service and expect immediate, accurate, and consistent responses through a range of traditional and new interaction channels. The ability to deliver consistent service across a multichannel contact center and self-service is a must in today’s competitive business environment. Failure to do so erodes customer loyalty and risks brand reputation.

Over the past few years, numerous software vendors have developed point solutions designed to handle online customer communications through a specific channel such as email, real-time web collaboration, or web self-service.

However, point solutions do not meet the demands of today’s customers since they increasingly use multiple channels of communication. Point solutions also create interaction silos, making it difficult for customer service agents to easily reference a customer’s past communications that originated from multiple channels. Nor do they use a common knowledge base to deliver consistent accurate responses. Moreover, many of these solutions do not integrate easily with a company’s existing systems, making them difficult to implement and maintain.

To meet growing customer demand for seamless multichannel service, businesses need a comprehensive, functionally rich, yet deeply integrated customer service suite to serve customers across phone, web, email and other media. Our software suite enables companies to transform their siloed contact centers into multichannel customer interaction hubs that improve service quality and customer experience, dramatically reduce service costs, increase self-service adoption through highly flexible and adaptive self-service, boost agent productivity, and enhance end-to-end service process efficiencies.

The eGain Solution

Recognized by leading industry analysts and customers alike, our application suite, eGain Service™ , is available through licensed or hosted models. It includes integrated, best-in-class applications for web self-service, email management, paper/fax management, chat, cobrowsing, SMS, call tracking and resolution, proactive notifications, cross-channel knowledge management, case management and service fulfillment. These robust applications are built on the eGain Service Management Platform (eGain SMP™), a scalable next-generation framework that includes end-to-end service process management, multichannel, multi-site contact center management, and certified out-of-the-box integrations with leading call center, content, and business systems.

Our applications and platform are built on a service-oriented architecture, using open standards such as J2EE, XML, HTTP, JDBC and Java. They are designed to be modular (each application can be deployed stand-alone) while ensuring complete plug-and-play across all applications in the suite. Finally, the eGain application suite comes with certified, out-of-the-box integrations with several third-party call center and business systems through eGain Adapters™.

Our products are designed to provide companies with the following benefits:

•	Build profitable long-term customer relationships. Whether a customer is asking a question, seeking a resolution to an issue, or making a purchase, our solution allows businesses to enhance the customer interaction experience. Using our solutions, businesses can provide 24x7 web self-service, respond rapidly and effectively to large volumes of email, communicate over the web in real time with their customers, answer questions using best-practice processes on the phone, track the history of individual customer interactions, fulfill service requests, send proactive notifications and allow customers to handle their own service needs at any time.

•	Increase revenue through improved sales conversion and cross-sell. In addition to strengthening customer relationships, our products help businesses convert website visitors into customers, and help agents to contextually upsell and cross-sell products and services. A visitor to a website utilizing eGain solutions can interact with a customer service representative live over the web through chat and cobrowse to inquire about a specific product or issue, thereby catalyzing the sales process. Furthermore, customers calling into a service center can be offered powerful cross-sell offers by agents using the best-practice capture and expert reasoning capability of eGain’s knowledge management products.

•	Reduce operating costs through improved agent productivity and self-service automation. Our products are designed to enable companies to provide highly effective and efficient customer service while reducing operating costs. Our intelligent routing, autosuggest and autoresponse capabilities, tracking, and reporting features, complemented with agent-facing knowledge tools, measurably enhance the productivity of service agents. From an online service perspective, our robust self-service tools, integrated escalation paths, and sophisticated artificial intelligence engine help resolve business issues without human assistance.

•	Reduce total cost of ownership (TCO) through open architecture, integration adapters, and scalable design. Our products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprise data sources. By integrating out-of-the-box with leading business applications and content systems, our platform allows companies to leverage existing business data and content assets.

•	Offer rapid time to value through flexible deployment options. Our products are designed to allow companies to deploy on site or in a hosted environment operated and maintained by us. Customers using eGain OnDemand™, our secure, enterprise-class hosted solution, can take advantage of our on-demand expertise, thereby reducing the need for in-house information technology resources. eGain OnDemand also enables customers to virtually eliminate risk in the purchase process by quickly proving the value of our solution in the hosted mode. Thereafter, we can easily migrate the solution on-site to tightly integrate within the customer’s IT and business infrastructure.

The eGain Strategy

Our objective is to further enhance our position as a leading provider of customer interaction hub software. The key elements of our strategy include:

Enhance and Expand our Leading Integrated, MultiChannel Customer Service Platform.    We believe we are one of the few companies that provide software to enable integrated communication across email, phone, paper, real-time web channels such as chat and co-browsing, emerging channels such as SMS and multiple modes of web self-service. We have a strong track record of successfully extending our platform through internal development and acquisitions and continue to invest in research and development efforts. We believe we were the first company to expand channels of communication by integrating the email and real-time channels. We also believe we were the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, our solution is designed to integrate with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems and provide enterprise-wide value.

Provide Demonstrable Return on Investment to Customers.    In today’s age of prudent IT investments, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment (“ROI”), in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from the purchase of our software applications. Among the ways our solutions deliver ROI to clients are: increasing revenues from enhanced customer loyalty, enabling timely pre-sales help via live web collaboration, enabling proactive promotional notifications and contextual up-selling/cross-selling in a service context; decreasing headcount and associated costs; improving agent productivity in the call center and customer support areas; enabling new paradigms such as call center consolidation and off-shoring; providing customers with access to lower-cost service alternatives than traditional telephone support; and preserving and leveraging existing information technology investments using our easily-integrated products. We believe our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

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

Expand Global Distribution Capabilities.    We intend to expand our global distribution capabilities through our direct sales efforts as well as strategic partnerships with systems integrators, resellers, technology partners and solution providers. We have sales presence in 19 countries through direct presence and distribution partnerships. We have offices in the United States, United Kingdom, Ireland, Italy and India.

Products and Services

eGain Service™ 7 Suite of Applications

eGain Service 7 is a complete customer service management solution. Built for rapidly implementing next-generation contact-center strategies, it consists of a service process management platform—the unique and open eGain SMP™—and best-of-breed applications for self-service and the contact center. Unlike most existing customer service suites, which are old client-server software packages, eGain Service 7 combines industry best practices and powerful service process management capabilities built on a service-oriented architecture and an industry-leading, browser-based rich user interface. The solution offers true multichannel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and web sites.

The individual applications in the suite are described below:

•	eGain Mail is an industry-leading solution for processing inbound customer emails and providing mission-critical email customer service, incorporating hundreds of best-practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide our customers a next-generation email management platform for their enterprises. The first email management application designed as a true “application utility,” it can be implemented by corporate IT to deliver customer email management capability on-demand to multiple business units within the enterprise. Designed to process very high volumes of email and webform requests, eGain Mail allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. Additional modules include:

•	eGain Secure Mail™ to authenticate the customer before allowing the viewing of confidential information.

•	eGain Fax™ to route, track, and respond to faxes with the same infrastructure that is used to handle emails and webform submissions.

•	eGain SME™ to extend the use of enterprises’ email management infrastructure to other parts of the enterprise with the help of webforms.

•	eGain Campaign™, a full-featured, scalable, outbound email solution.

•	eGain KnowledgeAgent empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This product delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. In the course of a natural conversation with the customer, a service agent is guided to the right answer by eGain KnowledgeAgent. Experienced agents can choose additional access models like browse and search to get to the answers in the knowledge base. In addition, this solution, in conjunction with eGain Content Adapter™, allows an agent to access information stored in external systems.

•	eGain LiveWeb is an industry-leading solution for providing real-time web assistance. It incorporates powerful best-practices developed over years of serving innovative global enterprises, including proxy-based co-browsing, multi-chat interface, secure authentication, scalable load-balancing, and universal browser support. The first web collaboration application designed as a true “application utility,” eGain LiveWeb can be implemented by corporate IT to deliver on-demand live web assistance to multiple business units within an enterprise. Designed to process very high volumes of service requests, eGain LiveWeb allows you to deliver consistent, high-quality service.

•	eGain Self-Service is a comprehensive solution supporting the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual agent technology and case tracking. Shaped by our experience with enterprise customers, eGain Self-Service offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain SMP™. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise.

•	eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, call center telephony (CTI) solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. There are three kinds of integration modules: eGain Content Adapter, eGain CTI Adapter, and eGain Data Adapter.

Hosted Operations

eGain OnDemand™ Hosting is a proven, robust and scalable solution that has been used by enterprise companies to rapidly build customer interaction hubs since 1998. Hosting our applications on servers located in our SAS 70 Type II data center allows: rapid deployment of eGain products, including seamless secure access to customer’s in-house data systems; 24 x 7 management of infrastructure, security, servers, operating systems and databases; proprietary management systems to monitor servers and application allowing for high availability and performance; easy migration from eGain Hosted to in-house platform or vice-versa. Designed with redundancy at all levels, the hosting network eliminates single points of failure. Value-added services include email spam and virus cleaning, post office services, virtual private networks, remote data access, encrypted backups, and test / reporting / warm spare servers. Enterprise customers receive full functionality access of eGain’s application suite through a standard web browser over a secure Internet connection.

Professional Services

Our worldwide professional services organization provides consulting, hosting, technical support, and education services designed to ensure customer success and build customer loyalty.

•	Consulting Services. Our consulting services group offers rapid implementation services, custom solution development and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs and implement integrated solutions. We provide these services independently or in partnership with systems integrators who have developed consulting expertise on our platform.

•	Hosted Services. Our hosted services group provides 24x7 application management, monitoring and response services. We also provide database services to maintain and enhance the performance, availability and reliability of production systems as well as network security services.

•	Support Services. We offer a comprehensive collection of support services designed to rapidly respond to inquiries. Our technical support services are available to customers worldwide under maintenance agreements.

•	Education Services. Our educational services group provides a comprehensive set of basic and customized training programs to our customers and partners. Training programs are offered either online, in-person at the customer site, or at one of our worldwide training centers.

As of fiscal year ended June 30, 2006, we had approximately 74 professionals providing worldwide services for systems installation, solutions development, application management, and education and support.

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

Marketing and Partner Strategy

Our marketing strategy is to build market awareness as a leading provider of customer service and contact center software that enables Global 2000 companies to transform traditional call centers into multichannel customer interaction hubs that drive down service costs while enhancing customer service experience. Our marketing organization also focuses on generating leads for the sales force.

We employ a wide range of marketing avenues to deliver our message, including print and Internet advertising, targeted electronic and postal mailing, email newsletters and a variety of trade shows, seminars, webinars and interest groups.

Our marketing group also produces sales tools, including product collateral, customer case studies, demonstrations, presentations and competitive analyses. In addition, the group performs market analyses and conducts focus group and customer reviews to identify and develop key partnership opportunities and product requirements.

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers.

As of fiscal year ended June 30, 2006, there were approximately 57 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors including: telecommunications, financial services, insurance, outsourced services, retail, technology, manufacturing and consumer goods. Our revenues are divided between growing medium sized enterprises (companies with up to $250 million in annual revenues) and large enterprises (over $250 million in annual revenues). For the fiscal year ended June 30, 2006, international revenue accounted for 51% and domestic revenue for 49% of total revenue, compared to 49% and 51% respectively for fiscal year 2005.

None of our customers accounted for more than 10% of our revenues in fiscal years 2006 or 2005.

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While home-grown software developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., RightNow Technologies, Inc., Knova, Inc., and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

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

As of fiscal year ended June 30, 2006, there were approximately 93 employees engaged in worldwide product development activities.

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

Employees

As of fiscal year ended June 30, 2006, we had 253 full-time employees, of which 93 were in product development, 74 in services and support, 57 in sales and marketing, and 29 in finance and administration.

None of our employees are covered by collective bargaining agreements. While we believe our relations with our employees are good, our future performance depends largely upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are bound by employment agreements requiring service for a defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business.

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

ITEM 1A.    RISK FACTORS

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval process has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented deals from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

If we fail to improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on the ability of our recently expanded sales force to become productive. Moreover, many of our competitors have sizeable sales-forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, failure of our sales and marketing investments to translate into increased sales volume and enhanced customer relationships may hamper our efforts to achieve profitability. This may impede our efforts to ameliorate operations in other areas of the company and may result in further decline of our common stock price.

Due to the complexity of our customer interaction hub platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. Because, in the past, we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organization may not be able to successfully compete with those of our competitors.

Our hybrid revenue model may impact our operating results

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

We have a history of losses and may not be able to be profitable in the future

We incurred a net loss of $1.1 million for the year ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of approximately $317.4 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

Our failure to expand strategic and third-party distribution channels would impede our revenue growth

To grow our revenue base, we need to increase the number of our distribution partners, including software vendors and resellers. Our existing or future distribution partners may choose to devote greater resources to marketing and supporting the products of our competitors which could harm our financial condition or results of operations. Our failure to expand third-party distribution channels would impede our future revenue growth. Similarly, to increase our revenue and implementation capabilities, we must continue to develop and expand relationships with systems integrators. We sometimes rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these systems integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and systems integrators may develop, market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated, our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

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

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;

•	the mix of hosted and license transactions;

•	seasonal trends in technology purchases;

•	our ability to attract and retain customers; and

•	litigation relating to our intellectual proprietary rights.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2006 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

We depend on broad market acceptance of our applications and of our business model

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer interactions across multiple channels, including web, phone, email, print and in-person. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for customer interaction software is relatively new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

Furthermore, our business model is premised on business assumptions that are still evolving. Historically, customer service has been conducted primarily in person or over the telephone. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer interaction software applications hosted by us. If any of these assumptions is incorrect, our business will be seriously harmed and our stock price will decline.

We may not be able to respond to the rapid technological change of the customer service and contact center industry

The customer service and contact center industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver product features that meet the standards of these customers, our ability to market our service and compete successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards or regulatory or legal requirements. More generally, if we cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, our business and operating results will suffer.

Our international operations involve various risks

We derived 51% of our revenues from international sales for the fiscal year 2006 compared to 49% for the fiscal year 2005. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

More than 50% of our workforce is employed through eGain India, and located in India. Of these employees more than 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we generally do not engage in currency hedging. To the extent the international component of our revenue grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

Difficulties in implementing our products could harm our revenues and margins

We generally recognize license revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from us, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be further delayed or canceled and our costs could increase, causing increased variability in our operating results.

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

We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired our ability to generate revenue will be harmed

We regard our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and partners to protect our proprietary rights. We have numerous registered trademarks as well as common law trademark rights in the United States and internationally. In addition, we own several patents in the area of case-based reasoning. We will seek additional trademark and patent protection in the future. We do not know if our trademark and patent applications will be granted, or whether they will provide the protection we desire, or whether they will subsequently be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect our proprietary rights as fully as in the United States. Furthermore, our competitors may independently develop technology similar to our technology.

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

Our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

The growth in the use of the Internet has caused interruptions and delays in accessing the Internet and transmitting data over the Internet. Interruptions also occur due to systems burdens brought on by unsolicited bulk email or “Spam,” malicious service attacks and hacking into operating systems, viruses, worms and “Trojan” horses, the proliferation of which is beyond our control and may seriously impact our and our customers’ businesses.

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

If our system security is breached, our business and reputation could suffer and we may face liability associated with disclosure of sensitive customer information

A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in our security and any breach could harm our business and reputation. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach since our applications frequently manage sensitive and personally identifiable customer information. We may also be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information and fraud and identity theft crimes associated with such use or loss. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results.

The regulatory environment for and certain legal uncertainties in the operation of our business and our customer’s business could impair our growth or decrease demand for our services or increase our cost of doing business

Few laws currently apply directly to activity on the Internet and related services for businesses operating commercial online service. However, new laws are frequently proposed and other laws made applicable to Internet communications every year both in the U.S. and internationally. In particular, in the operation of our business we face risks associated with privacy, confidentiality of user data and communications, consumer protection and pricing, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of ecommerce services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

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

The imposition of more stringent protections and/or new regulations and the application of existing laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services, or the loss/decrease in business by a key partner or customer due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results.

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

ITEM 2.    PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Mountain View, California	Corporate Headquarters	16,000	2011
Pune, India	Corporate Offices	21,000	2009
Slough, England	European Headquarters	7,000	2008

Including a new office in Gurgaon, India scheduled to open in September, 2006, we believe our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

On February 12, 2004, we filed suit in the Superior Court of the State of California, Santa Clara County against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

eGain’s Common Stock trades on the OTC Bulletin Board under the symbol “EGAN.OB”. The following table sets forth, for the periods indicated, high and low bid prices for eGain’s Common Stock as reported by the OTC Bulletin Board. The figures below are on a post-reverse stock split basis.

	High	Low
Year Ended June 30, 2006
First Quarter	$1.00	$0.60
Second Quarter	0.90	0.60
Third Quarter	1.95	0.72
Fourth Quarter	1.75	1.21

Year Ended June 30, 2005
First Quarter	$1.09	$0.60
Second Quarter	1.62	0.61
Third Quarter	1.20	0.82
Fourth Quarter	0.85	0.62

(b) Holders

As of September 22, 2006, there were approximately 472 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 6,670 beneficial stockholders of our common stock as of September 22, 2006.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

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

	Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share information)
Revenue:
License	$5,967	$5,960	$4,058	$6,095	$10,015
Support and Services	16,597	14,468	15,545	15,989	20,414

Total revenue	22,564	20,428	19,603	22,084	30,429
Cost of license	231	406	1,646	1,772	858
Cost of support and services	6,985	6,215	6,462	8,738	16,003
Cost of revenue—acquisition related	—	—	—	827	1,448

Gross profit	15,348	13,807	11,495	10,747	12,120
Operating costs and expenses:
Research and development	3,046	2,367	2,942	5,869	11,395
Sales and marketing	9,570	8,855	8,284	9,598	25,147
General and administrative	2,637	3,295	3,447	4,816	8,940
Impairment of long-lived assets	—	—	—	—	36,779
Amortization of goodwill	—	—	—	—	33,212
Amortization of intangible assets	—	—	1,203	1,307	1,852
Amortization of deferred compensation	—	—	—	157	961
Restructuring and other	—	(922)	23	620	8,964

Total operating costs and expenses	15,253	13,595	15,899	22,367	127,250

Income / (Loss) from operations	95	212	(4,404)	(11,620)	(115,130)
Interest income (expense), net	(1,040)	(954)	(596)	(283)	150
Other income (expense)	32	100	106	427	(840)

Loss before income tax	(913)	(842)	(4,894)	(11,476)	(115,820)
Income tax	(146)	—	—	—	—

Net loss	(1,059)	(842)	(4,894)	(11,476)	(115,820)
Dividends on convertible preferred stock	—	(3,732)	(7,384)	(6,890)	(6,447)
Beneficial conversion feature on convertible preferred stock	—	—	—	—	(43,834)

Net loss applicable to common stockholders	$(1,059)	$(4,574)	$(12,278)	$(18,366)	$(166,101)

Per share information:
Basic net income / (loss) per common share	$(0.07)	$(0.47)	$(3.33)	$(5.01)	$(45.85)
Diluted net income / (loss) per common share	$(0.07)	$(0.47)	$(3.33)	$(5.01)	$(45.85)

Weighted average shares used in computing basic net income / (loss) per common share	15,308	9,731	3,688	3,664	3,623

Weighted average shares used in computing diluted net income / (loss) per common share	15,308	9,731	3,688	3,664	3,623

Below is a summary of stock based compensation included in the costs and expenses above:

Cost of support and services	$34	$—	$—	$—	$—
Research and development	53	—	—	—	—
Sales and marketing	80	—	—	—	—
General and administrative	95	—	—	—	—

Total stock-based compensation expense	$262	$—	$—	$—	$—

	June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,916	$4,498	$5,181	$4,407	$9,892
Working capital	347	794	2,009	(172)	2,281
Total assets	16,105	15,904	15,161	19,038	35,544
Long-term debt	8,729	7,648	6,607	1,974	831

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from the failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitability, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions, our ability to respond to rapid technological change and competitive challenges, risks from our substantial international operations, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade.

We were founded in September 1997. Since inception, we have incurred substantial costs developing our proprietary technological solutions, recruiting and compensating personnel, and purchasing operating assets. In response to our revenues declining during fiscal years 2001 through 2004 we have repeatedly taken actions to reduce overall expense rates while beginning to make modest increases in sales and marketing investments in the last two fiscal years. As a result of these actions, net revenues increased to $22.6 million in fiscal year 2006 from $20.4 million in fiscal year 2005. In addition, we earned an income from operations of $95,000 in fiscal year 2006, compared to an income from operations of $212,000 in fiscal year 2005 and losses from operations of $4.4 million in fiscal year 2004. In addition, net cash provided by operating activities was $3.0 million in fiscal year 2006 compared to the net cash used in operating activities of $1.1 million in fiscal year 2005 and $2.3 million in fiscal year 2004. As of June 30, 2006 our cash and cash equivalents were $6.9 million compared to $4.5 million on June 30, 2005 and $5.2 million on June 30, 2004. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. We intend to continue to make investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We also intend to continue to make investments in sales and marketing efforts based upon anticipated demand for our products and services. We have only recently achieved profitability on an operating basis and in view of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to developing the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital. Based on preliminary reviews we do not believe that this will have a material impact.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements the services revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type

Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and the service revenues are recognized under the percentage of completion method. This has not been necessary in the last three years.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 10% in fiscal 2006 and 5% in fiscal 2005. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation, consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts.

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

We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For implementation services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

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

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review at April 1 every year and we found no impairment in the last three years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Fiscal Year
	2006	2005	2004
Revenue:
License	26%	29%	21%
Support and Services	74%	71%	79%

Total revenue	100%	100%	100%
Cost of license	1%	2%	8%
Cost of support	31%	30%	33%

Gross profit (loss)	68%	68%	59%
Research and development	13%	12%	15%
Sales and marketing	42%	43%	42%
General and administrative	12%	16%	18%
Amortization of goodwill and other intangible assets	—	—	6%
Restructuring and other	—	(4)%	—%

Total operating costs and expenses	67%	67%	81%

Income / (Loss) from operations	1%	1%	(22)%

Revenue

Total revenue, which consists of license revenue and support and services revenue, was $22.6 million, $20.4 million, and $19.6 million in fiscal years 2006, 2005, and 2004, respectively. In fiscal year 2006, total revenue increased 10%, or $2.1 million compared to fiscal year 2005. In fiscal year 2005, total revenue increased 4% or

$825,000, compared to fiscal year 2004. The increase in total revenue in fiscal year 2006 was primarily due to the increase in support and services revenue. The increase in total revenue in fiscal year 2005 was primarily due to the increase in license revenue both to new and existing customers.

We are continuing to seeing increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest and our projected increase in sales and marketing activities we anticipate total revenue to increase over the next fiscal year. There is however general unpredictability of the length of our current sales cycles and seasonal buying patterns. For example, our revenue in fiscal year 2006 was impacted by an anticipated seven figures transaction that moved into fiscal year 2007. In addition, sales to these larger companies are generally more complex and time consuming, with new customers often choosing to make smaller initial purchases to be followed up with additional purchases if the product meets with their business requirements. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license transactions.

License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Revenue:
License	$5,967	$5,960	$4,058	$7	0%	$1,902	47%
Percentage of total revenue	26%	29%	21%

License revenue was $6.0 million, $6.0 million, and $4.1 million in fiscal years 2006, 2005, and 2004, respectively. This represents no change in fiscal year 2006 from fiscal year 2005 and an increase of 47% or $1.9 million in fiscal year 2005 compared to fiscal year 2004. The increases in both fiscal years 2006 and 2005 compared to fiscal year 2004 were primarily due to (i) the increase in the number of license transactions over $300,000 that closed during the fiscal years 2006 and 2005. There were two license transactions over $1.0 million in fiscal year 2006 and seven license transactions over $300,000 in fiscal year 2005 and (ii) existing customers purchasing additional licenses for previously purchased products. License revenue represented 26%, 29% and 21% of total revenue for the fiscal years 2006, 2005 and 2004, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase in fiscal year 2007.

Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Revenue:
Hosting services	$3,658	$3,502	$3,139	$156	4%	$363	12%
Maint. and support services	8,431	7,957	8,233	474	6%	(276)	(3)%
Professional services	4,508	3,009	4,173	1,499	50%	(1,164)	(28)%

Total support and services	$16,597	$14,468	$15,545	$2,129	15%	$(1,077)	(7)%
Percentage of total revenue	74%	71%	79%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consists of consulting and implementation services and training. Support and services revenue was $16.6 million, $14.5 million and $15.5 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 15% or $2.1 million in fiscal year 2006 compared to fiscal year 2005 and a decrease of 7% or $1.1 million in fiscal year 2005 compared to fiscal year 2004. Support and services revenue represented 74%, 71% and 79% of total revenue for the fiscal years 2006, 2005 and 2004, respectively.

Hosting revenue was $3.7 million, $3.5 million and $3.1 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 4% or $156,000 in fiscal year 2006 compared to fiscal year 2005 and an increase of 12% or $363,000 in fiscal year 2005 compared to fiscal year 2004. Hosting revenues increased year-over-year from fiscal year 2004 to fiscal year 2006 due primarily to the increased size of new hosting contracts with larger enterprises. There were five new hosting contracts over $100,000 in fiscal year 2006 and three new hosting contracts over $100,000 in fiscal year 2005. We expect hosting revenue to increase in fiscal year 2007 based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue was $8.4 million, $8.0 million and $8.2 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 6% or $474,000 in fiscal year 2006 compared to fiscal year 2005 and a decrease of 3% or $275,000 in fiscal year 2005 compared to fiscal year 2004. The increase in fiscal year 2006 was due to the increase of license revenue in the first three quarters in fiscal year compared to the comparable year-ago period while renewal rates for existing customers improved in fiscal year 2006 when compared to renewal rates for fiscal year 2005. The decrease in fiscal year 2005 was due to the maintenance and support revenue from new license sales not exceeding the reduced revenue resulting from customers not renewing their maintenance and support contracts. We expect maintenance and support revenue to increase in fiscal year 2007 based upon current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue was $4.5 million, $3.0 million and $4.2 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 50% or $1.5 million in fiscal year 2006 compared to fiscal year 2005 and a decrease of 28% or $1.2 million in fiscal year 2005 compared to fiscal year 2004. The increase in fiscal year 2006 was primarily due to (i) our increased focus in selling our products and services to larger organizations that has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations, (ii) existing customers upgrading to our eGain Service 7™ product, and (iii) the ratable recognition of hosting implementation services deferred in fiscal 2005. The fiscal year 2005 decrease was due in part to increased revenue recognized in fiscal 2004 associated with existing customers upgrading to our eGain Service 6™ product. Other factors contributing to the decrease in fiscal 2005 were (i) increased license sales to customers with existing deployments that do not generally require additional implementation services, (ii) the increased ease of implementation and enhanced configurability of the newer versions of our products resulting in lower implementation costs to our customers and (iii) the deferral of approximately $237,000 of implementation of services delivered in fiscal 2005 that will be recognized ratably over the remaining term of the hosting agreements. Based upon our current sales pipeline and sales strategy we expect professional services revenue to increase in fiscal year 2007.

In fiscal 2006, 2005 and 2004, no single customer accounted for more than 10% of total revenue.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Cost of revenue	$7,216	$6,621	$8,108	$595	9%	$(1,487)	(18)%
Percentage of total revenue	32%	32%	41%
Gross Margin	68%	68%	59%

Total cost of revenue was $7.2 million, $6.6 million and $8.1 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 9% or $595,000 in fiscal year 2006 compared to fiscal year 2005 and a decrease of 18% or $1.5 million in fiscal year 2005 compared to fiscal year 2004. Total cost of revenue as a percentage of total revenues was 32% (a gross margin of 68%) in both fiscal years 2006 and 2005. The improved gross margin from fiscal year 2004 to fiscal year 2005 was primarily due to the significant decrease of cost of license in fiscal year 2005. Please refer to our discussion in cost of license as below for further explanation.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Cost of license	$231	$406	$1,646	$(175)	(43)%	$(1,240)	(75)%
Percentage of license revenue	4%	7%	41%
Gross Margin	96%	93%	59%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $231,000, $406,000 and $1.6 million in fiscal years 2006, 2005 and 2004, respectively. This represented a decrease of 43% or $175,000 in fiscal year 2006 compared to fiscal year 2005 and a decrease of 75% or $1.2 million in fiscal year 2005 compared to fiscal year 2004. Total cost of license decreased as a percentage of total license revenues to 4% (a gross margin of 96%) in the fiscal year 2006 period from 7% (a gross margin of 93%) in the fiscal year 2005 period. The decrease in fiscal years 2006 and 2005 was due in part to our ongoing product development strategy, to incorporate less third-party software into our current product releases and therefore lower corresponding costs for third-party software royalty costs. The significant decrease in fiscal year 2005 compared to fiscal year 2004 was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Cost of support and service	$6,985	$6,215	$6,462	$770	12%	$(247)	(4)%
Percentage of supp. and serv. revenue	42%	43%	42%
Gross Margin	58%	57%	58%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services was $7.0 million, $6.2 million and $6.5 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 12% or $770,000 in fiscal year 2006 compared to fiscal year 2005 and a decrease of 4% or $247,000 in fiscal year 2005 compared to fiscal year 2004. Total cost of support and services as a percentage of total support and services revenues was 42% (a gross margin of 58%) in the fiscal year 2006 period compared to 43% (a gross margin of 57%) in the fiscal year 2005 period. The increase in fiscal year 2006 was primarily due to an increase of personnel costs by $340,000 associated with delivering the increased professional services engagements and an increase of $130,000 in depreciation expense related to the addition of hosting equipment. The decrease in fiscal 2005 compared to fiscal year 2004 was primarily due to the reduction in hosting related services including the depreciation expense of capital equipment and the costs paid to remote co-location centers. Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods but for the gross margins to remain relatively constant in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Research and Development	$3,046	$2,367	$2,942	$679	29%	$(575)	(20)%
Percentage of total revenue	13%	12%	15%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $3.0 million, $2.4 million and $2.9 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 29% or $679,000 in fiscal year 2006 compared to fiscal year 2005 and a decrease of 20% or $575,000 in fiscal year 2005 compared to fiscal year 2004. Total research and development expenses as a percentage of total revenues was 13% in the fiscal year 2006 period compared to 12% in the fiscal year 2005 period. The increase in fiscal year 2006 was primarily due to increased costs in our eGain India operations. This included an increase in outside consulting services and an increase in personnel costs related to (i) a 40% increase in research and development headcount, and (ii) salary adjustments for the existing employees. The increase is consistent with our continued commitment to invest in product innovation. The decrease in fiscal year 2005 compared to fiscal year 2004 was primarily due to the headcount reduction in North America and the migration of development resources to eGain India that took place in the quarter ended September 30, 2004. Based upon our current product development plans we anticipate an increase in research and development expense in fiscal year 2007, primarily due to an increase in personnel costs and outside consulting services.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Sales	$7,846	$7,051	$7,024	$795	11%	$27	0%
Marketing	$1,724	$1,804	$1,260	$(80)	(4)%	$544	43%
Total Sales and Marketing	$9,570	$8,855	$8,284	$715	8%	$571	7%
Percentage of total revenue	42%	43%	42%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $9.6 million, $8.9 million and $8.3 million in fiscal years 2006, 2005 and 2004, respectively. This represented an increase of 8% or $715,000 in fiscal year 2006 compared to fiscal year 2005 and an increase of 7% or $571,000 in fiscal year 2005 compared to fiscal year 2004. Total sales and marketing expenses as a percentage of total revenues was 42% in the fiscal year 2006 compared to 43% in the fiscal year 2005.

Total sales expenses was $7.8 million for fiscal year 2006 compared to $7.0 million for both the fiscal years 2005 and 2004. The increase of $795,000 in fiscal year 2006 compared to fiscal year 2005 was primarily due to an increase in personnel costs related to the expansion of our sales force that was partially offset by the reduced expenses resulting from the closure of our Japanese office in fiscal year 2005. As part of the sales expansion, we hired a new vice president of world wide sales in December 2005 who reorganized the sales force to focus our sales efforts towards our target market: larger enterprise customers with a need for our customer interaction solutions. As part of this expansion the tele-marketing sales group that had previously been managed within the marketing group moved under the responsibility of sales management. The increase in sales personnel costs related to the tele-marketing group was approximately $140,000 in fiscal year 2006.

Total marketing expenses were $1.7 million, $1.8 million and $1.3 million in fiscal years 2006, 2005 and 2004 respectively. The increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to the increased lead generation activities and marketing programs. We maintained the level of spending in our lead generation and marketing programs in fiscal years 2006 and 2005; however, the overall marketing costs decreased by $100,000 due in part to the shift of the tele-marketing sales group from marketing into sales expense in the first part of fiscal year 2006.

We expect sales and marketing expenses to increase in fiscal year 2007 as we plan to increase the size of our sales team and expand our marketing activities in an effort to increase revenues.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
General and administrative	$2,637	$3,295	$3,447	$(658)	(20)%	$(152)	(4)%
Percentage of total revenue	12%	16%	18%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $2.6 million, $3.3 million and $3.4 million in the fiscal years 2006, 2005 and 2004, respectively. This represented a decrease of 20% or $658,000 in fiscal year 2006 compared to fiscal year 2005 and a decrease of 4% or $152,000 in fiscal year 2005 compared to fiscal year 2004. Total general and administrative expenses as a percentage of total revenues was 12% in the fiscal year 2006 period compared to 16% in the fiscal year 2005 period. The decrease in fiscal year 2006 compared to fiscal year 2005 was primarily due to a decrease in personnel costs, the reduction in bad debt expenses, a reduction in legal fees and a reduction in premiums for directors’ and officers’ liability insurance. The decrease in personnel costs of $190,000 was mainly due to the reduction in personnel in Europe in the third quarter of fiscal year 2005. The bad debt expense reduction of $170,000 was primarily due to the reduction in the bad debt provision, related to the successful collection efforts that resulted in the reduced accounts receivable balance as of June 30, 2006 compared to June 30, 2005. Legal fees decreased by $141,000 primarily due to the increased legal fees in fiscal year 2005 associated with the conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock in December, 2004. Directors’ and officers’ liability insurance premiums decreased by $121,000. Based upon current revenue expectations, we anticipate general and administrative expenses in fiscal year 2007 to increase in absolute dollars but to decrease as a percentage of revenue.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we performed an annual goodwill impairment review at June 30 every year, and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2006 and 2005, we did not have any such losses.

Valuation and Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30,
	2006	2005		Change		%
	(in thousands)
Cost of support and services	$34	—		NM	*	NM	*
Research and development	53	—		NM	*	NM	*
Sales and marketing	80	—		NM	*	NM	*
General and administrative	95	—		NM	*	NM	*

Total Stock-Based Compensation	$262	—		NM	*	NM	*
Percentage of total revenue	1%	NM	*	NM	*	NM	*

*	NM – Not meaningful

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005. The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for fiscal year 2006, we accounted for stock compensation under SFAS 123R while for fiscal year 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, (“APB 25”). Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for fiscal year 2006 is not comparable to fiscal year 2005.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in fiscal 2007.

Restructuring and Other Expense

There was no restructuring and other expense for the fiscal year 2006. Net restructuring benefit was $944,000 in fiscal year 2005 and net restructuring expense was $186,000 in fiscal year 2004. Other expense related to the disposal of fixed assets was $22,000 in fiscal year 2005 compared to a gain related to the disposal of fixed assets of $163,000 in fiscal year 2004. All past restructuring activities were completed and paid in full as of September 30, 2005.

We recorded a net restructuring benefit of $944,000 in fiscal year 2005. This comprised of a restructuring expense of $60,000 for the closure of our office in Japan and a net restructuring benefit of $1.0 million that reflected the accrual adjustment for two legal settlements that had payments tied to the distribution made to the Series A Preferred stockholders in December 2004.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(in thousands)
Operating income / (loss)	$95	$212	$(4,404)	$117	(55)%	$4,616	105%
Operating margin	1%	1%	(22)%

Income from operations was $95,000 in fiscal year 2006 compared to an income of $212,000 and a loss of $4.4 million in fiscal years 2005 and 2004, respectively. This represented a decrease of $117,000 in fiscal year 2006 compared to fiscal year 2005 and an improvement of $4.6 million in fiscal year 2005 compared to fiscal year 2004. The operating margin was 1% in the fiscal year 2006 and the fiscal year 2005 period compared to a negative margin of 22% in the fiscal year 2004. The most significant change in operating income in fiscal year 2006 compared to fiscal year 2005 was no restructuring expense recorded in fiscal year 2006 compared to a restructuring benefit of $944,000 recorded in fiscal year 2005 and stock based compensation expense of $262,000 recorded in fiscal year 2006 and none recorded in fiscal year 2005. The operating income in fiscal year 2005 compared to the operating loss in fiscal year 2004 was primarily due to: (i) the improved gross margins in fiscal year 2005 resulting from the decreased cost of license revenue in fiscal year 2005, (ii) no amortization of other intangible assets expense in fiscal year 2005 compared to a $1.2 million charge in fiscal year 2004 and (iii) a restructuring benefit of $944,000 in fiscal year 2005 compared to a restructuring expense of $23,000 in fiscal year 2004.

Interest Income

Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income was $83,000, $44,000 and $16,000 in fiscal years 2006, 2005 and 2004, respectively. The increase in fiscal year 2006 compared to fiscal years 2005 and 2004 was primarily due to the increase of the average cash balance in fiscal year 2006.

Interest Expense and Other Income (Expense)

Interest expense was $1.1 million, $998,000 and $612,000 in fiscal years 2006, 2005 and 2004, respectively. This represents an increase of 13% or $126,000 in fiscal year 2006 compared to fiscal year 2005 and an increase of 63% or $386,000 in fiscal year 2005 compared to fiscal year 2004. The increase in fiscal year 2005 was primarily due to the interest of $853,000 from borrowings from related party notes payable and $118,000 related to discount on warrants.

Other income was $32,000 in fiscal year 2006 compared to other expense of $100,000 and other income of $106,000 in fiscal years 2005 and 2004, respectively. The other income in fiscal year 2006 was primarily from a foreign exchange gain related to the payments from international trade receivables. The other expense in fiscal year 2005 was net of tax expense and a gain related to a real estate settlement and foreign exchange.

Related Party Transactions

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. Each five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2006 was $5.5 million. As of June 30, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants became exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the remaining warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2006 was $3.1 million. As of June 30, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the potential impact of FIN 48 on its consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). This new standard replaces APB No. 20, Accounting Changes in Interim Financial Statements, (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (“SFAS 3”) and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Overview

Resulting from our ability to increase revenues in fiscal years 2006 and 2005 while maintaining close controls on total operating costs and expenses in the last three fiscal years, we recorded income from operations in both fiscal year 2006 and 2005 compared to a net loss from operations of $4.4 million in fiscal year 2004. In addition, net cash provided by operating activities increased to $3.0 million in fiscal year 2006 compared to net cash used in operating activities of $1.1 million and $2.3 million in fiscal year 2005 and 2004 respectively. As of June 30, 2006 our cash and cash equivalents were $6.9 million compared to $4.5 million on June 30, 2005 and $5.2 million on June 30, 2004. As of June 30, 2006 we had working capital of $347,000, compared to $794,000 at June 30, 2005. As of June 30, 2006, $4.3 million of our current liabilities consists of current deferred revenue compared to $4.1 million on June 30, 2005. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate will be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. As of June 30, 2006 we were not in compliance with one of the financial covenants, but received a waiver of default from SVB for this non compliance. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of June 30, 2006, the interest rate was 11.25%, and the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. On January 27, 2006 we entered into an extension of our Credit Facility with SVB. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. On July 28, 2006 we entered into an extension of our Credit Facility with SVB to extend the termination date to October 2, 2006. As of June 30, 2006, the total amount outstanding under the Equipment Line is $273,600 with a weighted average interest rate of 10.07%, and there is no further balance available.

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

The principal and interest due on the loans as of June 30, 2006 was $3.1 million. As of June 30, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us of $2.0 million on December 31, 2002 and $2.0 million on October 31, 2003, evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The principal and interest due on the loans as of June 30, 2006 was $5.5 million. As of June 30, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of the Related Party Notes Payable.

Cash Flows

Net cash provided by operating activities was $3.0 in fiscal year 2006 compared to net cash used in operating activities of $1.1 million and $2.3 million in fiscal years 2005 and 2004, respectively. The net cash provided by or used in operating activities consisted primarily of net income or losses, plus non-cash expenses related to depreciation, accrued interest and amortization of discount on related party notes, and the net change in operating assets and liabilities. It also included a non-cash charge of stock-based compensation starting in fiscal year 2006.

The net change in operating assets and liabilities in fiscal year 2006 primarily consisted of the decreases in accounts receivable, prepaid and other current assets partially offset by an increase in other assets and deferred revenue. The significant decrease in accounts receivable was primarily due to the improvement of collections reflected by a days sales outstanding (or DSOs) of 37 days for the quarter ended June 30, 2006 compared to 71 days for the quarter ended June 30, 2005. The decrease in prepaid and other assets was primarily due to the reduction in the amortization of prepaid royalties resulting from the expiration of certain royalty agreements and the refund of provision of income tax in eGain India. The increase in deferred revenue was primarily due to increased deferred maintenance and support revenue associated with the timing of payments received from customers renewing their maintenance and support contracts.

The net change in operating assets and liabilities in fiscal year 2005 primarily consisted of a decrease in restructuring accrual and an increase in accounts receivable partially offset by an increase in deferred revenue, a decrease in prepaid and other assets and an increase in accrued compensation. The decrease in accrued restructuring was due to the completion of two legal settlements that had payments tied to the distribution made in December 2004 to the holders of our Series A Preferred Stock. Based upon the final settlements, we recorded a restructuring benefit of $958,000 in the quarter ended December 31, 2004, and a cash payment of $242,000 and a final restructuring adjustment of $46,000 in the quarter ended March 31, 2005 to bring this restructuring accrual to zero.

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

Net cash used in investing activities was $840,000 in fiscal year 2006 compared to $616,000 in fiscal year 2005 and $178,000 provided by investing activities in the fiscal year 2004. Cash used in investing activities in both fiscal years 2006 and 2005 were due to the purchases of equipment.

Net cash provided by financing activities was $123,000, $1.2 million and $3.3 million in fiscal years 2006, 2005 and 2004, respectively. Cash provided by financing activities in fiscal year 2006 consisted primarily of proceeds from new bank borrowing, partially offset by the payments on existing bank borrowings. Cash provided by financing activities in fiscal year 2005 consisted primarily of proceeds from related party notes payable and proceeds from new bank borrowing, partially offset by the payments on existing bank borrowings.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of June 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2007	2008	2009	2010	2011
Operating leases	576	577	418	171	171	171	2,084
Bank borrowings	1,697	77	—	—	—	—	1,774
Related party notes payable	—	2,000	4,500	—	—	—	6,500

Total	2,273	2,654	4,918	171	171	171	10,358

In connection with the related party notes payable, the total interest payable of $1.5 million and $3.4 million will be due in fiscal year 2008 and 2009, respectively.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2006. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004
	(in thousands)
Consolidated Statements of Operations Data:

Revenue:
License	$718	$1,859	$2,013	$1,377	$2,232	$1,071	$1,384	$1,273
Support and Services	4,480	4,275	3,996	3,846	3,610	3,607	3,803	3,448

Total revenue	5,198	6,134	6,009	5,223	5,842	4,678	5,187	4,721
Cost of license	16	29	133	53	100	57	76	173
Cost of support and services	1,855	1,828	1,578	1,724	1,679	1,569	1,512	1,455

Gross profit (loss)	3,327	4,277	4,298	3,446	4,063	3,052	3,599	3,093

Operating costs and expenses:
Research and development	847	782	704	713	734	571	524	538
Sales and marketing	2,597	2,588	2,258	2,127	2,421	2,127	2,206	2,101
General and administrative	684	585	739	629	882	815	848	750
Restructuring and other	—	—	—	—	6	30	(958)	—

Total operating costs and expenses	4,128	3,955	3,701	3,469	4,043	3,543	2,620	3,389

Income / (Loss) from operations	(801)	322	597	(23)	20	(491)	979	(296)
Non-operating income (expense), net	(294)	(234)	(352)	(274)	(297)	(234)	(247)	(276)

Net income / (loss)	(1,095)	88	245	(297)	(277)	(725)	732	(572)
Dividends on convertible preferred stock	—	—	—	—	—	—	(1,781)	(1,951)

Net loss applicable to common stockholders	$(1,095)	88	245	(297)	$(277)	$(725)	$(1,049)	$(2,523)

Per share information:
Basic and diluted net loss per common share	$(0.07)	$0.01	$0.02	$(0.02)	$(0.02)	$(0.05)	$(0.22)	$(0.68)

Shares used in computing basic and diluted net loss per common share	15,312	15,305	15,302	15,302	15,288	15,288	4,831	3,696

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at June 30, 2006 totaled approximately $4.5 million. We do not currently use derivative instruments to hedge against foreign exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2006 and 2005

eGain Communications Corporation

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2006. We have also audited the schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly in all material respects, the information set forth there in.

(Signed BDO Seidman, LLP)

San Francisco, California

August 17, 2006

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,916	$4,498
Restricted cash	12	12
Accounts receivable, less allowance for doubtful accounts of $120 and $266 at June 30, 2006 and 2005, respectively	2,151	4,590
Prepaid and other current assets	623	1,125

Total current assets	9,702	10,225
Property and equipment, net	1,169	741
Goodwill	4,880	4,880
Other assets	354	58

	$16,105	$15,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$989	$1,109
Accrued compensation	1,254	1,386
Accrued liabilities	1,156	1,190
Deferred revenue	4,259	4,144
Accrued restructuring	—	17
Bank borrowings	1,697	1,585

Total current liabilities	9,355	9,431
Related party notes payable	8,652	7,579
Bank borrowings, net of current portion	77	69
Other long term liabilities	217	229

Total liabilities	18,301	17,308

Commitments and contingencies (notes 6 and 9)

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000 shares authorized, 15,314 and 15,288 shares issued and outstanding at June 30, 2006 and 2005	15	15
Additional paid-in capital	315,736	315,467
Notes receivable from stockholders	(74)	(72)
Accumulated other comprehensive loss	(456)	(456)
Accumulated deficit	(317,417)	(316,358)

Total stockholders’ deficit	(2,196)	(1,404)

	$16,105	$15,904

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2006	2005	2004
Revenue:
License	$5,967	$5,960	$4,058
Support and Services	16,597	14,468	15,545

Total revenue	22,564	20,428	19,603
Cost of license	231	406	1,646
Cost of support and services	6,985	6,215	6,462

Gross profit	15,348	13,807	11,495

Operating costs and expenses:
Research and development	3,046	2,367	2,942
Sales and marketing	9,570	8,855	8,284
General and administrative	2,637	3,295	3,447
Amortization of other intangible assets	—	—	1,203
Restructuring and other	—	(922)	23

Total operating costs and expenses	15,253	13,595	15,899

Income (loss) from operations	95	212	(4,404)
Interest income (expense), net	(1,040)	(954)	(596)
Other income (expense)	32	(100)	106

Loss before Income Tax	(913)	(842)	(4,894)
Income Tax	(146)	—	—

Net loss	(1,059)	(842)	(4,894)
Dividends on convertible preferred stock	—	(3,732)	(7,384)

Net loss applicable to common stockholders	$(1,059)	$(4,574)	$(12,278)

Per share information:
Basic net income / (loss) per common share	$(0.07)	$(0.47)	$(3.33)
Diluted net income / (loss) per common share	$(0.07)	$(0.47)	$(3.33)

Weighted average shares used in computing basic net income / (loss) per common share	15,308	9,731	3,688

Weighted average shares used in computing diluted net income / (loss) per common share	15,308	9,731	3,688

Cost of support and services	$34	$—	$—
Research and development	53	—	—
Sales and marketing	80	—	—
General and administrative	95	—	—

Total stock-based compensation expense	$262	$—	$—

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 2003	1	$101,371	3,668	$37	$213,620	$(102)	$(38)	$(185)	$(310,622)	$4,081

Adjustment due to stock split	—	—	—	(33)	33	—	—	—	—	—
Dividends on convertible preferred stock	—	7,384	—	—	(7,384)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	15	—	50	8	—	—	—	58
Issuance of common stock under employee stock purchase plan	—	—	13	—	22	—	—	—	—	22
Warrant on related party notes	—	—	—	—	418	—	—	—	—	418
Deferred stock compensation	—	—	—	—	(38)	—	38	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,894)	(4,894)	$(4,894)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(105)	—	(105)	(105)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(4,999)

BALANCES AT JUNE 30, 2004	1	$108,755	3,696	$4	$206,721	$(94)	$—	$(290)	$(315,516)	$(420)

Dividends on convertible preferred stock	—	3,732	—	—	(3,732)	—	—	—	—	—
Conversion of preferred stock to common stock	(1)	(112,487)	11,591	11	112,476	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1	—	2	—	—	—	—	2
Interest on stockholder notes	—	—	—	—	—	(4)	—	—	—	(4)
Write-off terminated employees’ loan	—	—	—	—	—	26	—	—	—	26
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(842)	(842)	$(842)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(166)	—	(166)	(166)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,008)

BALANCES AT JUNE 30, 2005	—	—	15,288	$15	$315,467	$(72)	$—	$(456)	$(316,358)	$(1,404)

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Stock Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	22	—	5	—	—	—	—	5
Issuance of common stock under employee stock purchase plan			4	—	2	—	—	—	—	2
Stock based compensation FAS 123	—	—	—	—	262	—	—	—	—	262
Interest on stockholder notes	—	—	—	—	—	(2)	—	—	—	(2)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,059)	(1,059)	$(1,059)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,059)

BALANCES AT JUNE 30, 2006	—	—	15,314	$15	$315,736	$(74)	$—	$(456)	$(317,417)	$(2,196)

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(1,059)	$(842)	$(4,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	413	326	1,060
Loss / (gain) on disposal of fixed assets	—	22	(163)
Stock based compensation	262	—	—
Provisions for doubtful accounts and sales returns	(146)	128	(47)
Amortization of other intangible assets	—	—	1,204
Accrued interest and amortization of discount on related party notes	1,074	973	560
Changes in operating assets and liabilities
Restricted cash	—	—	779
Accounts receivable	2,475	(1,842)	441
Prepaid and other current assets	493	283	1,489
Other assets	(290)	273	66
Accounts payable	(125)	73	(450)
Accrued compensation	(145)	621	(99)
Other accrued liabilities	(17)	(145)	(583)
Accrued restructuring	(17)	(1,333)	(1,047)
Deferred revenue	111	413	(602)
Other long term liabilities	(13)	(13)	(1)
Other	2	(1)	1

Net cash provided by (used in) operating activities	3,018	(1,064)	(2,286)
Cash flows from investing activities:
Purchases of property and equipment	(840)	(616)	(217)
Proceeds from sale of property and equipment	—	—	39

Net cash used in investing activities	(840)	(616)	(178)
Cash flows from financing activities:
Payments on borrowings	(5,835)	(3,386)	(3,324)
Payments on capital lease obligations	—	(9)	(16)
Proceeds from borrowings	5,953	4,534	2,103
Proceeds from related party notes payable	—	—	4,500
Write-off terminated employee’s loan, net of interest	—	22	—
Proceeds from issuance of common stock, net of repurchases	5	2	80

Net cash provided by financing activities	123	1,163	3,343
Effect of exchange rate differences on cash	117	(166)	(105)

Net increase (decrease) in cash and cash equivalents	2,418	(683)	774
Cash and cash equivalents at beginning of year	4,498	5,181	4,407

Cash and cash equivalents at end of year	$6,916	$4,498	$5,181

Supplemental cash flow disclosures:
Cash paid for interest	$60	$26	$49
Cash paid for income taxes	146	—	—

Non cash item:
Conversion of preferred stock to common stock	$—	$112,486	$—

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

We evaluate our significant estimates, including those related to revenue recognition, provision for doubtful accounts, valuation of stock-based compensation, valuation of long-lived assets, valuation of deferred tax assets, and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.”

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

Cash and Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2006 and 2005, we had only cash deposits at banks.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collateralized Receivables

On October 29, 2004, eGain entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”). The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. On December 28, 2004, eGain entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of June 30, 2006 the outstanding balance under the Credit Facility was $1.5 million. On March 29, 2005, eGain entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). On January 27, 2006 the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. As of June 30, 2006, the outstanding balance under the Equipment Line was $273,600.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in commercial paper and money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents was $6.9 million as of June 30, 2006 which exceeded the FDIC limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the fiscal years ended June 30, 2006, 2005 and 2004, no single customer accounted for more than 10% of total revenue.

Sales to customers outside of North America accounted for $11.6 million, $10.0 million and $9.4 million of our total revenue in the fiscal years 2006, 2005 and 2004, respectively.

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

Goodwill and Other Intangible Assets

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and ceased amortization of goodwill and began reviewing

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the asset’s estimated useful life, which ranges from three to four years. The amortizable intangibles were fully amortized in fiscal year 2004 and remaining intangibles are for goodwill only. We performed annual impairment reviews for fiscal years 2006, 2005 and 2004 and found no impairment.

Impairment of Long-Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed an annual goodwill impairment review at April 1 every year and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2006 and 2005, we did not have any such losses.

Revenue Recognition

We derive revenues from two sources: license fees, and support and services. Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consists of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting and we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software. For arrangements that do not meet the above

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

criteria, both the product license revenues and the service revenues are recognized under the percentage of completion method. This has not been necessary in the last three years.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 10% in fiscal year 2006 and 5% in fiscal year 2005. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support services revenues are revenues derived from system implementation, consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such costs and efforts.

Training revenue is recognized when training is provided.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For implementation services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

Maintenance and Support Revenue

Included in support services revenues are revenues derived from maintenance and support. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance and support is renewable by the customer on an annual basis. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount deemed uncollectible.

Software Development Costs

We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, (“SFAS 86”). Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are included in research and development expense as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. To date, software development costs incurred in the period between achieving technological feasibility and general availability of software have not been material and have been charged to operations as incurred.

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2006, 2005 and 2004 were $520,000, $336,000 and $168,000, respectively.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital. Based on preliminary reviews we do not believe that this will have a material impact.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eGain has adopted the disclosure requirements of Statement SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, (“SFAS 148”). Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share data):

	June 30,
	2005	2004
As Reported:
Net loss applicable to common stockholders	$(4,574)	$(12,278)
Basic and diluted net loss per share	(0.47)	(3.33)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(86)	(588)
Add: Stock-based employee compensation expense included in reported net loss	0	0

Pro Forma:
Net loss applicable to common stockholders	$(4,660)	$(12,866)

Basic and diluted net loss per share	(0.48)	(3.49)

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, is shown in the statement of stockholders’ equity (deficit). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2006 and 2005 consist solely of accumulated foreign currency translation adjustments.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2006	2005	2004
Net loss applicable to common stockholders	$(1,059)	$(4,574)	$(12,278)

Weighted-average common shares used in computing basic and diluted net loss per common share	15,308	9,731	3,688

Basic and diluted net loss per common share	$(0.07)	$(0.47)	$(3.33)

Outstanding options and warrants to purchase 2,326,300, 2,410,827 and 1,210,660 shares of common stock at June 30, 2006, 2005, and 2004, respectively, and convertible preferred stock convertible into 2,015,868 shares of

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at June 30, 2004, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the fiscal years ended June 30, 2006, 2005 and 2004 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2006:
North America	$10,957	$(1,065)	$6,744
Europe	11,036	2,684	3,736
Asia Pacific	571	(1,524)	745

	$22,564	$95	$11,225

Year ended June 30, 2005:
North America	$10,446	$742	$6,081
Europe	9,476	1,308	4,292
Asia Pacific	506	(1,838)	651

	$20,428	$212	$11,024

Year ended June 30, 2004:
North America	$10,170	$(3,545)	$6,499
Europe	8,750	1,012	2,812
Asia Pacific	683	(1,871)	970

	$19,603	$(4,404)	$10,281

The following table provides the revenue for the fiscal years 2006, 2005 and 2004:

	June 30,
	2006	2005	2004
Revenue:
License	$5,967	$5,960	$4,058
Hosting services	3,658	3,502	3,139
Maint. and support services	8,431	7,957	8,233
Professional services	4,508	3,009	4,173

	$22,564	$20,428	$19,603

For the twelve months ended June 30, 2006, 2005 and 2004 there were no customers that accounted for more than 10% of total revenue.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the potential impact of FIN 48 on its consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). This new standard replaces Accounting Principles Board (“APB”) No. 20, Accounting Changes in Interim Financial Statements, (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (“SFAS 3”) and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2006	2005
Computers and equipment	$1,589	$1,115
Furniture and fixtures	59	110
Leasehold improvements	69	208

Total	1,717	1,433
Accumulated depreciation and amortization	(548)	(692)

Property and equipment, net	$1,169	$741

Depreciation expense was $413,000, $326,000 and $1.1 million for the years ended June 30, 2006, 2005 and 2004, respectively. Disposal of fixed assets was $78,000, $100,000 and $681,000 at June 30, 2006, 2005 and 2004 respectively. The total of fully depreciated assets as of June 30, 2006 was 20.7 million.

3.    RELATED PARTY NOTES PAYABLE

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2006 was $5.5 million. As of June 30, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2006 was $3.1 million. As of June 30, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

4.    BANK BORROWINGS

On October 29, 2004, we entered into a new loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate will be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. As of June 30, 2006 we were not in compliance with one of the financial covenants, but received a waiver of default from SVB for this non compliance. On December 28, 2004, we entered into an amendment to

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. As of June 30, 2006 and 2005, the outstanding balance under the Credit Facility was $1.5 million, and the interest rate was 10.75% and 8.0%, respectively. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. On January 27, 2006 we entered into an extension of our Credit Facility with SVB. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. On July 28, 2006 we entered into an extension of our Credit Facility with SVB to extend the termination date to October 2, 2006. As of June 30, 2006, we had made six advances under the Equipment Line and there is no available balance. The amount outstanding under the Equipment Line as of June 30, 2006 and 2005 was $273,600 with a weighted average interest rate of 10.07% and $154,498 with a weighted average interest rate of 8.83%, respectively.

5.    INCOME TAXES

Net loss before income taxes consisted of the following (in thousands):

	June 30,
	2006	2005	2004
United States	$(3,230)	$(381)	$(5,248)
Foreign	2,171	(461)	354

Total	$(1,059)	$(842)	$(4,894)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	June 30,
	2006	2005	2004
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	3.0	(0.3)	(0.3)
Foreign taxes	13.0	—	—
Permanent items	(2.8)	(12.8)	(0.2)
Other items	0.5	—	(4.4)
Net change in valuation allowance	(33.4)	(20.9)	(29.1)

Effective tax rate	14.3%	0%	0%

We recorded a provision for foreign and state income taxes of $146,000 in fiscal year 2006. Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes for the years ended June 30, 2005 and 2004.

As of June 30, 2006, we had a federal net operating loss carryforward of approximately $200 million which will expire at various dates beginning in 2007 through 2026, if not utilized. Partial amounts of the net operating

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss are generated from the exercise of options and the tax benefit would be credited directly to stockholder’s equity. We also had federal research and development credit carryforwards of approximately $2 million as of June 30, 2006 which will expire at various dates beginning in 2007 through 2026, if not utilized.

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$68,800	$70,500
Research credits	3,800	3,700
Capitalized research and development	600	1,500
Other individual immaterial items	600	1,600

Total deferred tax assets	73,800	77,300
Valuation allowance for deferred tax assets	$(73,800)	$(75,300)

Subtotal	—	2,000
Deferred tax liabilities:
Other intangibles	$—	$(2,000)

Net Deferred Tax Assets	$—	$—

Current	$600	$200
Non-Current	73,200	75,100

Total valuation allowance	$73,800	$75,300

FASB 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

The net valuation allowance decreased by $1.5 million and $500,000 in fiscal years ended 2006 and 2005, respectively compared to the increase of $2.9 million during the fiscal year ended 2004.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LEASE COMMITMENTS

We lease our facilities under noncancelable operating leases that expire on various dates through fiscal year 2011. Rent expense for facilities under operating leases was $962,000, $1.1 million and $1.3 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. In addition, we generated sublease rental income of $14,000, $81,000 and $162,000 for the fiscal years 2006, 2005 and 2004, respectively. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Operating Leases
2007	$576
2008	577
2009	418
2010	171
2011	171
Thereafter	171

Total minimum lease payments	$2,084

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

8.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 382,600 shares of our common stock (the “Warrants”). These warrants expired in August 2005. The total proceeds of the offering were $88.5 million. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, were charged against additional paid-in capital and are included in net loss applicable to common stockholders. For the fiscal years ended June 30, 2005 and 2004, accrued dividends were $3.7 million and $7.4 million respectively.

Holders of a majority of the outstanding common stock of eGain approved a proposal to amend the company’s certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A into approximately 11.6 million shares of common stock at the company’s annual meeting held on December 15, 2004. The conversion of all outstanding Series A and accreted dividends into common stock was effective on December 23, 2004 and each issued and outstanding share of Series A, along with all accrued dividends thereon, converted into 13,097 shares of Common Stock.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

We have reserved shares of common stock for issuance at June 30, 2006 as follows:

Stock Options:
Options outstanding	1,885,034
Reserved for future grants	356,303
Employee Stock Purchase Plan	106,488
Warrants	441,266

2,789,091

Common Stock Warrants

As discussed above, we issued 35.11 shares of Series A and 849.89 shares of Series B in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase an aggregate of approximately 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share. These warrants expired in August 2005, and were never exercised.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, the Company’s Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase 236,742 shares of the our common stock at an exercise price equal to $2.11 per share in connection with such loans. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. These warrants expired in August 2005, and were never exercised.

On October 31, 2003, we entered into an amendment to the 2002 purchase agreement with Mr. Roy in which he received additional warrants to purchase 128,766 shares of our common stock at an exercise price equal to $3.88 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. Warrants to purchase 128,766 shares of our common stock remain outstanding as of June 30, 2006 which were issued in connection with this loan.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase 312,500 shares of our common stock at an exercise price equal to $2.00 per share in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. Warrants to purchase 312,500 shares of our common stock remain outstanding as of June 30, 2006 which were issued in connection with this loan.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2003	619,374	35.95

Warrants issued per Amendment to Note & Warrant Agreement with Ashutosh Roy	128,766	3.88
Warrants issued per Note & Warrant Agreement with the lenders	312,500	2.00

Warrants outstanding as of June 30, 2004	1,060,640	22.05

Warrants outstanding as of June 30, 2005	1,060,640	22.05

Expiration of warrants assumed at August 2000	(382,632)	56.88
Expiration of warrants assumed at December 2002	(236,742)	2.11

Warrants outstanding as of June 30, 2006	441,266	2.55

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”), was terminated in May 2005 with a final issuance of 3,632 shares of our common stock in 2006. During the years ended June 30, 2006, 2005 and 2004, there were 3,632, 1,867 and 12,561 shares issued under the ESPP, respectively.

Tender Offer

In May 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price equal to or greater than $40.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was August 10, 2001. Those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date. Under the exchange program, options for 101,400 shares of our common stock were tendered and cancelled and options to purchase 87,800 shares were issued as replacement grants on February 11, 2002 at a price of $14.30. These options vest over 3 years and expire no later than 10 years from the date of grant. There were 1,400 untendered options associated with the exchange program that are subject to variable accounting. There was no compensation expense associated with these options recorded during fiscal 2006, 2005 and 2004.

2005 Management Stock Option Plan

In May 2005, the board of directors adopted the 2005 Management Stock Option Plan (the “2005 Management Plan”), which provides for the grant of nonstatutory stock options to directors, officers and key employees of eGain and its subsidiaries. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Shares of restricted stock granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director or officer for each month of continuous service provided by such director or officer to eGain. The options granted under this plan are exercisable for five (5) years from the date of grant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	—	—	$—
Shares authorized for issuance	962,400	—	$—
Options Granted	(962,400)	962,400	$0.64

Balance at June 30, 2005	—	962,400	$0.64
Options Exercised	—	(3,750)	$0.64
Options Forfeited	50,850	(50,850)	$0.64

Balance at June 30, 2006	50,850	907,800	$0.64

2005 Stock Incentive Plan

In March 2005, the board of directors adopted the 2005 Stock Incentive Plan (the “2005 Incentive Plan”), which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options granted under the 2005 Incentive Plan are either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten (10) years from the date of grant. eGain received stockholder approval of the 2005 Incentive Plan at its 2005 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	—	—	$—
Shares authorized for issuance	460,000	—	$—

Balance at June 30, 2005	460,000	—	$—
Options Granted	(199,250)	199,250	$0.99

Balance at June 30, 2006	260,750	199,250	$0.99

2000 Stock Plan

In July 2000, the board of directors adopted the 2000 Non-Management Stock Option Plan (the “2000 Plan”), which provides for the grant of nonstatutory stock options to employees, advisors and consultants of eGain. Options under the 2000 Plan are granted at a price not less than 85% of the fair market value of the common stock on the date of grant. eGain’s board of directors determines the fair market value (as defined in the 2000 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2003	116,315	82,554	$46.33
Options Granted	(60,245)	60,245	$3.19
Options Exercised	—	(253)	$1.60
Options Forfeited	24,833	(24,833)	$47.55

Balance at June 30, 2004	80,903	117,713	$24.10
Options Granted	(86,800)	86,800	$0.64
Options Exercised	—	—	$—
Options Forfeited	17,806	(17,806)	$32.58

Balance at June 30, 2005	11,909	186,707	$12.38
Options Granted	(34,035)	34,035	$1.06
Options Exercised	—	(769)	$0.64
Options Forfeited	64,965	(64,965)	$8.38

Balance at June 30, 2006	42,839	155,008	$11.63

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

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2003	300,764	334,294	$20.26
Options granted	(124,550)	124,550	$2.84
Options exercised	—	(14,396)	$3.39
Options forfeited	110,064	(110,064)	$17.53

Balance at June 30, 2004	286,278	334,384	$15.40
Options granted	(305,800)	305,800	$0.67
Options forfeited	65,698	(65,698)	$18.99

Balance at June 30, 2005	46,176	574,486	$7.15
Options granted	(128,200)	128,200	$1.22
Options exercised	—	(4,314)	$0.67
Options forfeited	83,888	(83,888)	$6.86

Balance at June 30, 2006	1,864	614,484	$6.00

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with earlier acquisitions, eGain assumed options to purchase 5,000 and 161,000 shares of common stock, of which none and 8,492, respectively, were outstanding as of June 30, 2006 at a weighted average price of $57.72.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.64–$0.64	1,217,007	8.91	$0.64	$803,245	420,178	$0.64	$277,317
$0.71–$0.76	133,600	9.43	0.76	72,144	0	0.00	—
$0.77–$1.40	110,717	9.47	1.11	21,036	10,091	1.07	2,321
$1.41–$1.50	97,555	9.89	1.45	—	50	1.45	—
$1.51–$2.40	120,329	7.33	2.04	—	83,395	2.01	—
$2.41–$14.20	103,985	6.34	5.15	—	85,336	5.50	—
$14.21–$88.13	98,657	4.72	43.58	—	98,657	43.58	—
$88.14–$408.13	3,184	3.73	166.74	—	3,184	166.74	—

$0.64–$408.13	1,885,034	8.56	$3.5844	$896,425	700,891	$8.20	$279,638

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than the Company’s closing stock price of $1.30 as of June 30, 2006, that would have been received by the option holders, had they exercised their options on June 30, 2006. The total intrinsic value of stock options exercised during fiscal year 2006 was $8,911.

Stock-Based Compensation

We adopted Statement SFAS 123R effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to July 1, 2005, we followed APB No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for our stock compensation.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123 as disclosed in our previous filings. As a result of our adoption of SFAS 123R, we recognized $262,000 in stock compensation expense on our unaudited condensed consolidated statement of operations for the fiscal year ended June 30, 2006. The table below summarizes the effect of adoption of SFAS 123R.

Year ended June 30, 2006
Non-cash stock-based compensation expense	$(262)
Income tax benefit	—

Net income effect of adoption	$(262)

Net effect earnings per share (basic and diluted) of adoption	$(0.02)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the fiscal year ended June 30, 2006, there were 354,805 options granted. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. The weighted-average fair value of the options granted under our stock option plans for the fiscal year ended June 30, 2006 was $0.85 using the following assumptions:

Year ended June 30, 2006
Dividend yield	—
Expected volatility	92%
Average risk-free interest rate	4.63%
Expected life (in years)	6.30

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

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “SEC Shortcut Approach.” In Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) the SEC staff described a temporary “shortcut approach” to developing the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative periods prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per-share data).

	Year ended June 30, 2005	Year ended June 30, 2004
Net loss as reported	(4,574)	(12,278)
Add: employee stock compensation included in reported net loss	—	—
Less: employee stock compensation under SFAS No. 123	(86)	(588)
Pro forma net loss	(4,660)	(12,866)
Net loss per basic and diluted share as reported	(0.47)	(3.33)
Pro forma net loss per basic and diluted share	(0.48)	(3.49)

During the fiscal year ended June 30, 2005 and 2004, there were approximately 1,355,000 and 185,000 options granted, respectively. The weighted-average fair value of options granted under our stock option plans for the fiscal years ended June 30, 2005 and 2004 was $0.33 and $1.54, respectively using the following assumptions:

	Options		ESPP
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	75%	75%	100%	100%
Average risk-free interest rate	3.73%	2.97%	2.56%	1.36%
Expected life (years)	3.50	3.50	0.50	0.50

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of June 30, 2006 was $330,000 which is expected to be recognized over the weighted average period of 2.8 years. Effective July 1, 2005, we adopted FAS 123(R), “Share-Based Payments,” and used the modified prospective method to value our share-based payments. Accordingly, for the fiscal year ended June 30, 2006, stock-based compensation was accounted under FAS 123(R) while for the fiscal year ended June 30, 2005 and 2004, stock-based compensation was accounted under APB 25. During the fiscal year ended June 30, 2006, 8,833 options were exercised. There is no tax benefit related to these options exercised.

9.    COMMITMENTS

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to 180 days. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the company, arising out of that person’s services as the company’s director or officer or that person’s services provided to any other company or enterprise at the company’s request.

10.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

On February 12, 2004, we filed suit in the Superior Court of the State of California, Santa Clara County against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    SUBSEQUENT EVENTS

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

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)    Changes in internal controls.  There were no changes in our internal controls which occurred during our fourth fiscal quarter of 2006 that have materially affected or are reasonably likely to materially effect our internal control.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 22, 2006:

Name	Age	Position
Ashutosh Roy	40	Chief Executive Officer and Chairman
Eric Smit	44	Chief Financial Officer
Promod Narang	48	Senior Vice President of Products and Engineering
Thomas Hresko	56	Senior Vice President of Worldwide Sales

Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a director of eGain since September 1997 and President since October 2003. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-service company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy co-founded Parsec Technologies, a call center company based in New Delhi, India. From August 1988, to August 1992, Mr. Roy worked as a Software Engineer at Digital Equipment Corp. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi, a Masters degree in Computer Science from Johns Hopkins University and an M.B.A. from Stanford University.

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

Promod Narang has served as Sr. Vice President of Engineering of eGain since March 2000. Mr. Narang joined eGain in October 1998, and served as Director of Engineering prior to assuming his current position. Prior to joining eGain, Mr. Narang served as President of VMpro, a system software consulting company from September 1987 to October 1998. Mr. Narang holds a Bachelors of Science in Computer Science from Wayne State University.

Thomas Hresko has served as Sr. Vice President of Worldwide Sales since November of 2005. From July 2004 to October 2005, Mr. Hresko served as Vice President, Worldwide Sales for Corrigo, an enterprise application software company. From April 2002 to October of 2004 Mr. Hresko served as Vice President of Worldwide Sales at Primus Knowledge Solutions, a software company specializing in knowledge management and self service. From January 1990 to January of 2002, he served in sales management positions at Network Associates, an enterprise software, security and anti-virus software company. In his most recent position, he served as Vice President Worldwide Sales for the customer relationship management software division. From 1981 to 1987, Mr. Hresko served in marketing and sales management positions at Sprint Communications, a telecommunications company. Mr. Hresko holds an M.B.A. from Harvard University and B.B.A from the University of Michigan.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements

See Index to Financial Statements in Item 8 of this Report.

2.    Financial Statement Schedule

Financial statement schedule, which is included at the end of this report:

Schedule II—Valuation and Qualifying Accounts.

3.    Exhibits

See Item 15(b) of this report.

All other schedules have been omitted since they are either not required, not applicable or the information has been included in the consolidated financial statements or notes thereto.

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits

3.1	Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on August 19, 2003.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 4, 2004, and incorporated by reference herein.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)#	1999 Employee Stock Purchase Plan.

10.4(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.6(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.7#	Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition), filed as Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

10.8#	eGain Communications Corporation 2000 Non-management Stock Option Plan, filed with the Commission on September 28, 2000 on eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated by reference herein.

10.9#	Inference Corporation 1998 Non-Management Stock Option Plan, filed with the Commission on April 29, 1999 as Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.10#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.11#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.12#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition), Incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.

10.13	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.14	Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 27, 2002, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

10.15(b)	Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated May 16, 2002.

10.16(b)	Second Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated June 25, 2002.

10.17(b)	Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002.

10.18	Accounts Receivable Purchase Agreement between eGain and Silicon Valley Bank, dated September 20, 2002, filed as Exhibit 10.2 to eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.20	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.21	Subordination Agreement and Consent by and between Ashutosh Roy and Silicon Valley Bank dated as of December 24, 2002, filed as Exhibit 10.4 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.22	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 25, 2003, filed on eGain’s annual report on 10-KA on October 16, 2003, and incorporated by reference herein.

10.23	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated September 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

10.24	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.25	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and incorporated by reference herein.

10.26	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and the Lenders dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.27	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.28	Subordination Agreement and Consent by and between the Lenders and Silicon Valley Bank dated as of March 31, 2004, filed as Exhibit 10.3 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.29	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004, and incorporated by reference herein.

10.30	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated October 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on November 3, 2004, and incorporated by reference herein.

10.31	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 28, 2004, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated by reference herein.

10.32	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 29, 2005, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.33#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.34#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005, and incorporated by reference herein.

10.35	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated October 27, 2005, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.36	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated January 27, 2006, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated by reference herein.

10.37	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank dated July 28, 2006.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

Exhibit No.	Description of Exhibits

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 30, 2002.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2006.

eGAIN COMMUNICATIONS CORPORATION

By:	/S/ ASHUTOSH ROY
Ashutosh Roy Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ashutosh Roy and Eric Smit, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2006

/S/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Principal Financial Officer)	September 26, 2006

/S/ MARK A. WOLFSON Mark A. Wolfson	Director	September 26, 2006

/S/ DAVID BROWN David Brown	Director	September 26, 2006

/S/ GUNJAN SINHA Gunjan Sinha	Director	September 26, 2006

/S/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 26, 2006

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2006	$266	$(22)	$(124)	$120
Year ended June 30, 2005	$138	$179	$51	$266
Year ended June 30, 2004	$185	$32	$79	$138