Form 10-K/A
period 2006-06-30
EGAIN COMMUNICATIONS CORP
filed 2006-10-03
CIK 1066194

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2006
Common Stock $0.001 par value	15,314,393

eGAIN COMMUNICATIONS CORPORATION

2006 FORM 10-K/A

Item No.		Page
	PART II

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

8.	Financial Statements and Supplementary Data	2

	PART IV

15.	Exhibits and Financial Statement Schedules	3

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 is being filed solely to (i) correct the date upon which eGain performs its annual goodwill impairment review (the correct date of April 1 was incorrectly stated as June 30 in the original filing) and (ii) correct the date of the report of BDO Seidman, LLP included with eGain’s consolidated financial statements (the correct date of August 31, 2006 was incorrectly stated as August 17, 2006 in the original filing). Additionally, in connection with the filing of this amendment and pursuant to SEC rules, eGain is including currently dated certifications. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended June 30, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we performed an annual goodwill impairment review at April 1 every year, and we found no impairment in the last three years.

1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

(Signed BDO Seidman, LLP)

San Francisco, California

August 31, 2006

2

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 3, 2006.

eGAIN COMMUNICATIONS CORPORATION

By:	/S/ ASHUTOSH ROY
Ashutosh Roy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	October 3, 2006

/S/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Principal Financial Officer)	October 3, 2006

* Mark A. Wolfson	Director	October 3, 2006

* David Brown	Director	October 3, 2006

* Gunjan Sinha	Director	October 3, 2006

* Phiroz P. Darukhanavala	Director	October 3, 2006

*By:	/S/ ASHUTOSH ROY
Ashutosh Roy Attorney-in-Fact

4