Form 10-Q
period 2006-09-30
EGAIN COMMUNICATIONS CORP
filed 2006-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock $0.001 par value	15,315,039

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,174	$6,916
Restricted cash	12	12
Accounts receivable, net	3,404	2,151
Prepaid and other current assets	628	623

Total current assets	9,218	9,702

Property and equipment, net	1,130	1,169
Goodwill	4,880	4,880
Other assets	355	354

	$15,583	$16,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,058	$989
Accrued compensation	1,591	1,254
Accrued liabilities	1,775	1,156
Deferred revenue	3,885	4,259
Current portion of bank borrowings	1,676	1,697

Total current liabilities	9,985	9,355

Related party notes payable	8,936	8,652
Bank borrowing, net of current portion	45	77
Other long term liabilities	208	217

Total liabilities	19,174	18,301

Commitments (Note 9)

Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	315,812	315,736
Notes receivable from stockholders	(75)	(74)

Accumulated other comprehensive loss	(437)	(456)
Accumulated deficit	(318,906)	(317,417)

Total stockholders’ deficit	(3,591)	(2,196)

	$15,583	$16,105

See accompanying notes

1

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue:
License	$1,635	$1,377
Support and Services	4,368	3,846

Total revenue	6,003	5,223
Cost of license	41	53
Cost of support and services	1,941	1,724

Gross profit	4,021	3,446

Operating costs and expenses:

Research and development	1,025	713
Sales and marketing	3,287	2,127
General and administrative	940	629

Total operating costs and expenses	5,252	3,469

Loss from operations	(1,231)	(23)
Interest expense, net	(270)	(255)
Other income, net	27	6

Loss before income tax	(1,474)	(272)
Income tax	(15)	(25)

Net loss	$(1,489)	$(297)

Per Share information:

Basic and diluted net loss per common share	$(0.10)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per common share	15,314	15,302

See accompanying notes

2

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,489)	$(297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	140	80
Stock-based compensation	75	76
Provisions for doubtful accounts and sales returns	307	(23)
Accrued interest and amortization of discount on related party notes	283	256
Changes in operating assets and liabilities:
Accounts receivable	(1,393)	573
Prepaid and other current assets	2	60
Other assets	4	(6)
Accounts payable	56	(183)
Accrued compensation	320	(193)
Accrued liabilities	589	419
Accrued restructuring	—	(17)
Deferred revenue	(435)	668
Other long term liabilities	(8)	(3)
Other	—	1

Net cash (used in) provided by operating activities	(1,549)	1,411

Cash flows from investing activities:
Purchases of property and equipment	(83)	(126)

Net cash used in investing activities	(83)	(126)

Cash flows from financing activities:
Payments on borrowings	(1,553)	(1,522)
Proceeds from borrowings	1,500	1,554
Net proceeds from issuance of common stock	1	1

Net cash (used in) provided by financing activities	(52)	33

Effect of exchange rate differences on cash	(58)	(54)

Net increase (decrease) in cash and cash equivalents	(1,742)	1,264
Cash and cash equivalents at beginning of period	6,916	4,498

Cash and cash equivalents at end of period	$5,174	$5,762

Supplemental cash flow disclosures:
Cash paid for interest	$22	$14
Cash paid for income taxes	15	25

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2006 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services, and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 5% for the quarter ended September 30, 2006 and 12% for the quarter ended September 30, 2005. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such costs and efforts.

Training revenue is recognized when training is provided, or in the case of hosting, when the customer also has access to the hosting services.

Hosting Services Revenue

Included in support and services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements are typically for a period of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for the software.

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

We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in such a hosting services arrangement (customer has the right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its hardware or enter into another arrangement with a 3rd party to host the software without any significant decrease in the utility of the software), we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support and services elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

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

Note 3. Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123 as disclosed in our previous filings. As a result of our adoption of SFAS 123R, we recognized $75,000 and $76,000 in stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended September 30, 2006 and 2005, respectively.

Below is a summary of stock based compensation included in the costs and expenses:

	Three Months Ended September 30,
	2006	2005
Cost of support and services	$14	$12
Research and development	11	14
Sales and marketing	31	17
General and administrative	19	33

Total stock-based compensation expense	$75	$76

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the three months ended September 30, 2006 and 2005, there were 73,500 and 32,800 options granted, respectively. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. The weighted-average fair values of the options granted under our stock option plans for the three months ended September 30, 2006 and 2005 were $1.04 and $0.61, respectively, using the following assumptions:

	Three Months Ended September 30,
	2006	2005
Dividend yield	—	—
Expected volatility	92%	92%
Average risk-free interest rate	4.85%	4.16%
Expected life (in years)	6.25	6.25

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

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of September 30, 2006 was $311,000 which is expected to be recognized over the weighted average period of 3.04 years. Effective July 1, 2005, we adopted FAS 123(R), “Share-Based Payments,” and used the modified prospective method to value our share-based payments. During the three months ended September 30, 2006 and 2005, 1,026 and no options were exercised, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Income / (Loss) Per Common Share

Basic net income and loss per common share are computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,
	2006	2005
Net loss applicable to common stockholders	$(1,489)	$(297)
Weighted-average common shares used in computing basic and diluted net loss per common share	15,314	15,302

Basic and diluted net loss per common share	$(0.10)	$(0.02)

Outstanding options and warrants to purchase 2,381,595 and 1,134,720 shares of common stock at September 30, 2006 and 2005, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $1.5 million for the quarter ended September 30, 2006 and the comprehensive loss was $323,000 for the quarter ended September 30, 2005. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at September 30, 2006 consists solely of accumulated foreign currency translation adjustments.

	Three Months Ended September 30,
	2006	2005
Net loss	$(1,489)	$(297)

Foreign currency translation adjustments	19	(26)

Comprehensive loss	$(1,470)	$(323)

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Total Revenue:
North America	$3,516	$2,595
Europe	2,389	2,496
Asia Pacific	98	132

	$6,003	$5,223

Operating Income (Loss):
North America	$(459)	$(144)
Europe	(179)	494
Asia Pacific*	(594)	(373)

	$(1,232)	$(23)

*	Include costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
North America	$5,831	$6,087
Europe	4,206	4,897
Asia Pacific	666	679

	$10,703	$11,663

The following table provides the revenue for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
Revenue :
License	$1,635	$1,377
Hosting services	1,020	837
Maint & Support services	2,170	2,060
Professional services	1,178	949

	$6,003	$5,223

During the three months ended September 30, 2006, there was one customer, Caremark Rx., Inc., that accounted for 13% of total revenue and there were no customers that accounted for more than 10% of total revenue in the comparable year-ago quarter.

Note 7. Related Party Notes Payable

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2006 was $5.7 million. As of September 30, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. The warrants become exercisable as to fifty percent (50%) of the warrant shares nine months after issuance of the warrants and as to one hundred percent (100%) of the warrant shares on the first anniversary of the issuance of the warrants. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2006 was $3.2 million. As of September 30, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

Note 8. Bank Borrowings

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate will be reduced to a rate of prime plus 1.75%. In addition, the Credit Facility carried a $750 per month collateral monitoring fee. On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. On January 27, 2006 we entered into a further amendment that extended the termination date to July 28, 2006 and the advance level under the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. On July 28, 2006 we entered into a further amendment to extend the termination date to October 2, 2006. There were financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. As of September 30, 2006, we were not in compliance with one of the financial covenants. As of September 30, 2006, the outstanding balance under the Credit Facility was $1.5 million, and the interest rate was 10.75%. This loan balance was paid in full by October 6, 2006. As of September 30, 2006, we had made six advances under the Equipment Line and there is no available balance. The amount outstanding under the Equipment Line as of September 30, 2006 was $220,700 with a weighted average interest rate of 10.14%. We have not extended the Credit Facility but we are currently in discussions with SVB and expect to enter a new Credit Facility by November 30, 2006.

Note 9. Commitments

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

Note 10. New Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements, (“SAB 108) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending June 30, 2007. We adopted SAB 108 and there was no material affect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on its financial statements.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the potential impact of FIN 48 on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). This new standard replaces APB Opinion No. 20, Accounting Changes in Interim Financial Statements, (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (“SFAS 3”) and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We adopted SFAS 154 on July 1, 2006 and there was no material effect on our consolidated financial statements.

Note 11. Litigation

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

On February 12, 2004, we filed suit in the Superior Court of the State of California, Santa Clara County against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages. Legal proceedings are ongoing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from the failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitability, our limited operating history, the adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued need for customer service and contact center software solutions, our ability to respond to rapid technological change and competitive challenges, risks from our substantial international operations, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services, and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 5% for the quarter ended September 30, 2006 and 12% for the quarter ended September 30, 2005. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. The majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. For hosting consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts.

Training revenue is recognized when training is provided, or in the case of hosting, when the customer also has access to the hosting services.

Hosting Services Revenue

Included in support and services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements are typically for a period of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for the software.

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

We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in such a hosting services arrangement (customer has the right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its hardware or enter into another arrangement with a 3rd party to host the software without any significant decrease in the utility of the software), we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support and services elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

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

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review at April 1 every year, and we found no impairment in the last three years. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the quarter ended September 30, 2006.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months September 30,
	2006	2005
Revenue:
License	27%	26%
Support and Services	73%	74%

Total revenue	100%	100%
Cost of license	1%	1%
Cost of support and services	32%	33%

Gross profit	67%	66%

Operating costs and expenses:
Research and development	17%	13%
Sales and marketing	55%	41%
General and administrative	16%	12%

Total operating costs and expenses	88%	66%

Loss from operations	(21)%	(0)%

Revenues

Total revenue increased 15% to $6.0 million in the quarter ended September 30, 2006 from $5.2 million in the quarter ended September 30, 2005. The increase was primarily due to the increase in license and professional services revenue. During the three months ended September 30, 2006, there was one customer, Caremark Rx., Inc., that accounted for 13% of total revenue, no one customer accounted for more than 10% of total revenue in the comparable year-ago quarter.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest and our recent increase in sales and marketing activities we anticipate total revenue to increase over the next fiscal year. There is however general unpredictability of the length of our current sales cycles and seasonal buying patterns. In addition, sales to these larger companies are generally more complex and time consuming, with new customers often choosing to make smaller initial purchases to be followed up with additional purchases if the product meets with their business requirements. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. There was a significant increase in the value of new hosting transactions, as a percentage of combined new hosting and license business, for the quarter ended September 30, 2006, when compared to the same quarter a year ago. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Revenue:
License	$1,635	$1,377	$258	19%
Percentage of total revenue	27%	26%

License revenue increased 19% to $1.6 million in the quarter ended September 30, 2006 from $1.4 million in the quarter ended September 30, 2005. The increase was primarily due to the increase in the average size of license transactions. There was one transaction approximately of $800,000 that accounted for over 13% of total revenue for the quarter ended September 30, 2006 compared to the largest license transaction of approximately $300,000 in the comparable year-ago quarter. In addition, the purchases from new customers increased to 78% of total license revenue from 48% in the comparable year-ago quarter. License revenue represented 27% and 26% of total revenue for the quarters ended September 30, 2006 and 2005, respectively. Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase in fiscal year 2007 compared to fiscal year 2006.

Support and Services

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Revenue:
Hosting services	$1,020	$837	$183	22%
Maint. and support services	$2,170	$2,060	$110	5%
Professional services	$1,178	$949	$229	24%

Total support and services	$4,368	$3,846	$522	14%
Percentage of total revenue	73%	74%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consists of consulting and implementation services and training. Support and services revenue increased 14% to $4.4 million in the quarter ended September 30, 2006 from $3.8 million in the quarter ended September 30, 2005. The increase was primarily due to the increase in consulting services. Support and services revenue represented 73% and 74% of total revenue for the quarters ended September 30, 2006 and 2005, respectively.

Hosting revenue increased 22% to $1.0 million in the quarter ended September 30, 2006 from $837,000 in the quarter ended September 30, 2005. The increase was primarily due to the increased size of new hosting contracts that closed in fiscal year 2006 that are starting to generate hosting revenue in fiscal year 2007. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased 5% to $2.2 million in the quarter ended September 30, 2006 from $2.1 million in the quarter ended September 30, 2005. The increase was primarily due to an increase in the total number of active support customers and an increase in the average revenue per customers. We expect maintenance and support revenue to increase in future periods based upon current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 24% to $1.2 million in the quarter ended September 30, 2006 from $949,000 in the quarter ended September 30, 2005. The increase was primarily due to (i) our increased focus in selling our products and services to larger organizations that has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations and (ii) existing customers upgrading to our eGain Service 7™ product. Based upon our current sales pipeline and sales strategy we expect professional services revenue to increase in future periods.

Cost of Revenues

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Cost of Revenues	$1,982	$1,777	$205	12%
Percentage of total revenue	33%	34%

Total cost of revenue increased 12% to $2.0 million in the quarter ended September 30, 2006 from $1.8 million in the quarter ended September 30, 2005. The increase was primarily due to an increase in hosting related expenses. Total cost of revenue represented 33% and 34% of total revenues in the quarter ended September 30, 2006 and 2005. The reduction in the cost of revenue as a percentage of total revenue for the quarter ended September 30, 2006 was primarily due to the increase of license revenue as a percentage of total revenue when compared to the quarter ended September 30, 2005.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Cost of License	$41	$53	$(12)	(23)%
Percentage of license revenue	3%	4%
Gross Margin	97%	96%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license decreased 12% to $41,000 in the quarter ended September 30, 2006 from $53,000 in the quarter ended September 30, 2005. The decrease was primarily due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. Total cost of license decreased as a percentage of total license revenues to 3% (a gross margin of 97%) in the quarter ended September 30, 2006 from 4% (a gross margin of 96%) in the quarter ended September 30, 2005. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Cost of support and service	$1,941	$1,724	$217	13%
Percentage of support and service revenue	44%	45%
Gross Margin	56%	55%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services increased 13% to $1.9 million in the quarter ended September 30, 2006 from $1.7 million in the quarter ended September 30, 2005. The increase was primarily associated with the increased hosting business which resulted in (i) increased costs of $100,000 to remote co-location centers and outside consulting services, (ii) increased personnel costs of $81,000 and (iii) increased depreciation expenses by $35,000 related to the addition of hosting equipment. Total cost of support and services decreased as a percentage of total support and services revenues to 44% (a gross margin of 56%) in the quarter ended September 30, 2006 from 45% (a gross margin of 55%) in the quarter ended September 30, 2005. Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods but for the gross margins to remain relatively constant in future periods.

Research and Development

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Research and Development	$1,025	$713	$312	44%
Percentage of total revenue	17%	13%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Our product development focus in fiscal year 2006 and continuing in fiscal year 2007 is in bringing additional products onto the core Service Management Platform (eGain SMP). Leveraging our open Java J2EE architecture, we have also expanded our reach with support for additional operating systems and database platforms. Research and development costs increased 44% to $1.0 million in the quarter ended September 30, 2006 from $713,000 in the quarter ended September 30, 2005. The increase was consistent with our continued commitment to invest in product innovation. In addition, we entered into an OEM agreement with Cisco Systems in August 2006. Under this agreement, we will supply unified communications technology for use in certain Cisco products. We have increased our development efforts to meet certain deliverables pursuant to this agreement. The increase included (i) a $216,000 increase in personnel cost that included a 47% increase in research and development headcount primarily hired in the India operations and (ii) increased outside consulting services of $76,000. Total research and development expenses as a percentage of total revenues was 17% in the quarter ended September 30, 2006 compared to 13% in the quarter ended September 30, 2005. Based upon our current product development plans we anticipate an increase in research and development expense in future periods, primarily due to an increase in personnel costs and outside consulting services.

Sales and Marketing

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Sales	$2,700	$1,687	$1,013	60%
Marketing	$587	$440	$147	33%

Total Sales and Marketing	$3,287	$2,127	$1,160	55%
Percentage of total revenue	55%	41%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 55% to $3.3 million in the quarter ended September 30, 2006 from $2.1 million in the quarter ended September 30, 2005. Total sales and marketing expenses as a percentage of total revenues was 55% in the quarter ended September 30, 2006 compared to 41% in the quarter ended September 30, 2005.

Total sales expenses increased 60% to $2.7 million in the quarter ended September 30, 2006 from $1.7 million in the quarter ended September 30, 2005. The increase was primarily due to increased personnel costs related to recent hiring in North America and Europe and increased sales commissions associated with the increased new hosting and license contracts. The increase primarily consisted of (i) an increase of personnel costs of $723,000 primarily due to the increase in sales personnel and (ii) commission expense increased by $260,000.

Total marketing expenses increased 33% to $587,000 in the quarter ended September 30, 2006 from $440,000 in the quarter ended September 30, 2005. The increase was primarily due to the increase of $76,000 in lead generation and marketing program as well as the expansion of the marketing group in both Europe and India which resulted in an increase of personnel cost by $59,000.

We expect sales and marketing expenses to increase in future periods as we plan to increase the size of our sales team and expand our marketing activities in an effort to increase revenues.

General and Administrative

(in thousands)	Three Months September 30,
	2006	2005	Change	%
General and Administrative	$940	$629	$311	49%
Percentage of total revenue	16%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense increased 49% to $940,000 in the quarter ended September 30, 2006 from $629,000 in the quarter ended September 30, 2005. Total general and administrative expenses as a percentage of total revenues was 16% in the quarter ended September 30, 2006 compared to 12% in the quarter ended September 30, 2005. The increase was primarily due to the increase of bad debt expense by $322,000, a $45,000 increase in personnel cost, increased accounting fees by $47,000 and was partially offset by the $40,000 decrease in director’s and officers’ liability insurance and an reversal of $54,000 in over-accrued sales tax expense. Bad debt expense for the quarter was $282,000, compared to a reversal of $40,000 for the comparable year-ago quarter. This increase was primarily due to an increase in allowance for doubtful accounts for our European operations including approximately $135,000 for one customer. Based upon current revenue expectations, we do not anticipate general and administrative expenses to increase significantly in future periods.

Stock-Based Compensation

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Cost of support and services	$14	$12	2	17%
Research and development	11	14	(3)	(21)%
Sales and marketing	31	17	14	82%
General and administrative	19	33	(14)	(42)%

Total Stock-Based Compensation	$75	$76	(1)	(1)%
Percentage of total revenue	1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005 (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended December 31, 2006.

Loss From Operations

(in thousands)	Three Months September 30,
	2006	2005	Change	%
Operating Income / (Loss)	$(1,231)	$(23)	$(1,208)	NM	*
Operating Margin	(21)%	0%

*	NM – Not meaningful

Loss from operations was $1.2 million in the quarter ended September 30, 2006 compared to a loss of $23,000 in the quarter ended September 30, 2005. The operating margin was a negative of 21% in the quarter ended September 30, 2006 compared to 0% in the quarter ended September 30, 2005. The increase in loss from operations was primarily due to the increase of total operating costs and expenses by $2.0 million and was partially offset by the increase of $780,000 in total revenue. The increase in total operating costs and expenses was consistent with our continued commitment to invest in the product innovation as well as the business operations.

Interest Expense

Interest expense increased 6% to $270,000 in the quarter ended September 30, 2006 from $255,000 in the quarter ended September 30, 2005. The increase was primarily due to the increase in interest on borrowings from related party notes payable.

Liquidity and Capital Resources

As of September 30, 2006, cash and cash equivalents totaled $5.2 million, a decrease of $1.7 million from June 30, 2006. The decrease was primarily due to the net cash used in operating activities. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement, we will supply unified communications technology for use in certain Cisco products. Per the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the next eighteen months.

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 8 – Bank Borrowings). The Credit Facility provided for the advance of up to the lesser of $1.5 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the Credit Facility. As of September 30, 2006 we were not in compliance with one of the financial covenants and the outstanding balance under the Credit Facility was $1.5 million which was paid in full by October 6, 2006. We are currently in discussions with SVB and expect to enter a new agreement by November 30, 2006.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of September 30, 2006 was $3.2 million. As of September 30, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us of $2.0 million on December 31, 2002 and $2.0 million on October 31, 2003, evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The principal and interest due on the loans as of September 30, 2006 was $5.7 million. As of September 30, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

Cash Flows

Net cash used in operating activities was $1.5 million for the three months ended September 30, 2006 and consisted primarily of a net loss plus non-cash expenses related to depreciation, stock-based compensation and accrued interest and amortization of discount on related party notes, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities in the quarter ended September 30, 2006 primarily consisted of the increase in accounts receivable partially offset by an increase in accrued compensation and accrued liabilities as well as a decrease in deferred revenue. The significant increase in accounts receivable was primarily related to a seven figure transaction recorded in the middle of the quarter and payment was received on October 5, 2006. It resulted in the change of the days sales outstanding (or “DSOs”) from 37 days for the quarter ended June 30, 2006 to 50 days for the quarter ended September 30, 2006. The increase in accrued compensation was the commission expenses primarily related to the increase in new license and hosting contracts closed in the quarter. The increase in accrued liabilities primarily consisted of the sales tax accrued for a few large maintenance contracts in our European subsidiaries. The decrease in deferred revenue was primarily due to a net of the revenue recognized in the quarter and the increased deferred maintenance and support revenue associated with the timing of payments received from customers renewing their maintenance and support contracts.

Net cash used in investing activities was $83,000 for the three months ended September 30, 2006 compared to $126,000 for the three months ended September 30, 2005. Cash used in investing activities was due to the purchases of equipment.

Net cash used in financing activities was $52,000 for the three months ended September 30, 2006 compared to net cash provided by financing activities of $33,000 for the three months ended September 30, 2005. Cash used in or provided from financing activities was primarily due to the proceeds from the bank borrowings and the issuance of common stock, partially offset by the payments on bank borrowings

To achieve a cash-positive business depends on our ability to achieve positive earnings and maintain or increase the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of September 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2007	2008	2009	2010	2011
Operating leases	$491	$656	$491	$182	$171	$171	$2,162
Bank borrowings	1,644	77	—	—	—	—	1,721
Related party notes payable	—	2,000	4,500	—	—	—	6,500
Co-location	248	47	—	—	—	—	295

Total	$2,383	$2,780	$4,991	$182	$171	$171	$10,678

In connection with the related party notes payable, the total interest payable of $1.5 million and $3.4 million will be due in fiscal year 2008 and 2009, respectively.

Additional Factors That May Affect Future Results

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at September 30, 2006 totaled approximately $4.9 million. We do not currently use derivative instruments to hedge against foreign exchange risk.

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

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during our first fiscal quarter of 2007 that have materially affected or are reasonably likely to materially effect our internal controls.

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

On February 12, 2004, we filed suit in the Superior Court of the State of California, Santa Clara County against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. The lawsuit seeks in excess of $600,000 in damages. Legal proceedings are ongoing.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: November 14, 2006	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)