Form 10-Q
period 2006-12-31
EGAIN COMMUNICATIONS CORP
filed 2007-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock $0.001 par value	15,315,816

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	June 30,
	2006	2006
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$6,004	$6,916
Restricted cash	12	12
Accounts receivable, net	2,620	2,151
Prepaid and other current assets	731	623

Total current assets	9,367	9,702

Property and equipment, net	1,333	1,169
Goodwill	4,880	4,880
Other assets	364	354

	$15,944	$16,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,080	$989
Accrued compensation	1,391	1,254
Accrued liabilities	1,318	1,156
Deferred revenue	5,216	4,259
Current portion of bank borrowings	1,983	1,697

Total current liabilities	10,988	9,355

Related party notes payable	9,225	8,652
Bank borrowing, net of current portion	156	77
Other long term liabilities	200	217

Total liabilities	20,569	18,301

Commitments (Note 9)

Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	315,889	315,736
Notes receivable from stockholders	(75)	(74)

Accumulated other comprehensive loss	(433)	(456)
Accumulated deficit	(320,021)	(317,417)

Total stockholders’ deficit	(4,625)	(2,196)

	$15,944	$16,105

See accompanying notes

1

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue:
License	$850	$2,013	$2,485	$3,390
Support and Services	4,833	3,996	9,201	7,842

Total revenue	5,683	6,009	11,686	11,232
Cost of license	18	133	59	186
Cost of support and services	2,206	1,578	4,147	3,302

Gross profit	3,459	4,298	7,480	7,744

Operating costs and expenses:
Research and development	833	704	1,858	1,417
Sales and marketing	2,921	2,258	6,208	4,385
General and administrative	484	779	1,424	1,408

Total operating costs and expenses	4,238	3,741	9,490	7,210

Income / (loss) from operations	(779)	557	(2,010)	534
Interest expense, net	(276)	(259)	(546)	(513)
Other income (expense), net	(5)	1	22	6

Income / (loss) before income taxes	(1,060)	299	(2,534)	27
Provision for income taxes	(54)	(54)	(69)	(79)

Net income / (loss)	$(1,114)	$245	$(2,603)	$(52)

Per Share information:
Basic net income / (loss) per common share	$(0.07)	$0.02	$(0.17)	$0.00

Diluted net income / (loss) per common share	$(0.07)	$0.02	$(0.17)	$0.00

Weighted average shares used in computing basic net income /(loss) per common share	15,315	15,302	15,315	15,302

Weighted average shares used in computing diluted net income /(loss) per common share	15,315	15,423	15,315	15,302

See accompanying notes

2

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,603)	$(52)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	294	167
Stock-based compensation	152	151
Provisions for doubtful accounts and sales returns	194	13
Accrued interest and amortization of discount on related party notes	572	517
Changes in operating assets and liabilities:
Accounts receivable	(558)	(553)
Prepaid and other current assets	(88)	89
Other assets	3	3
Accounts payable	60	(63)
Accrued compensation	96	—
Accrued liabilities	84	129
Accrued restructuring	—	(17)
Deferred revenue	813	290
Other long term liabilities	(16)	(6)

Net cash (used in) provided by operating activities	(997)	668

Cash flows from investing activities:
Purchases of property and equipment	(412)	(268)

Net cash used in investing activities	(412)	(268)

Cash flows from financing activities:
Payments on borrowings	(3,106)	(3,050)
Proceeds from borrowings	3,472	3,130
Net proceeds from issuance of common stock	1	1

Net cash provided by financing activities	367	81

Effect of exchange rate differences on cash	130	(123)

Net increase (decrease) in cash and cash equivalents	(912)	358
Cash and cash equivalents at beginning of period	6,916	4,498

Cash and cash equivalents at end of period	$6,004	$4,856

Supplemental cash flow disclosures:
Cash paid for interest	$27	$27
Cash paid for income taxes	19	49

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

The franchise taxes of $40,000 recorded in fiscal 2006 as tax expense have been reclassified to general and administrative expense to conform with the fiscal 2007 classifications.

	Three months ended		Six months ended
	December 31, 2005		December 31, 2005
	Reported in 2007	Reported in 2006	Reported in 2007	Reported in 2006
General and administrative expense	$779	$739	$1,408	$1,368
Tax expense	$54	$94	$79	$119

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 1% for the quarter ended December 31, 2006 and 3% for the quarter ended December 31, 2005. License sales to resellers as a percentage of total revenue were approximately 3% for the six months ended December 31, 2006 and 7% for the six months ended December 31, 2005. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live.

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

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123 as disclosed in our previous filings. As a result of our adoption of SFAS 123R, the stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended December 31, 2006 and 2005 was $77,000 and $75,000, respectively and for the six months then ended was $152,000 and $151,000.

Below is a summary of stock based compensation included in the costs and expenses:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of support and services	$11	$8	$25	$20
Research and development	12	15	23	30
Sales and marketing	36	20	67	37
General and administrative	18	32	37	64

Total stock-based compensation expense	$77	$75	$152	$151

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended December 31, 2006 and 2005, were 35,000 and 142,800 with a weighted-average fair value of $1.06 and $0.59, respectively and during the six months ended December 31, 2006 and 2005 were 108,500 and 175,600 with a weighted-average fair value of $1.05 and $0.60, respectively, using the following assumptions:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected volatility	92%	92%	92%	92%
Average risk-free interest rate	4.60%	4.37%	4.77%	4.33%
Expected life (in years)	6.25	6.25	6.25	6.35

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

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of December 31, 2006 was $265,000 which is expected to be recognized over the weighted average period of 3.0 years. Options exercised were 777 and 1,803 during the three and six months ended December 31, 2006, respectively. There were no options exercised during the three and six months ended December 31, 2005. There is no tax benefit related to these options exercised.

Note 4. Net Income / (Loss) Per Common Share

Basic net income and loss per common share are computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net loss applicable to common stockholders	$(1,114)	$245	$(2,603)	$(52)
Weighted-average common shares used in computing basic net income / (loss) per common share	15,315	15,302	15,315	15,302
Weighted-average common shares used in computing diluted net income / (loss) per common share	15,315	15,423	15,315	15,302

Basic net income / (loss) per common share	$(0.07)	$0.02	$(0.17)	$0.00
Diluted net income / (loss) per common share	$(0.07)	$0.02	$(0.17)	$0.00

Outstanding options and warrants to purchase 2,391,470 and 2,326,554 shares of common stock at December 31, 2006 and 2005, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $1.1 million for the quarter ended December 31, 2006 and the comprehensive income was $194,000 for the quarter ended December 31, 2005. Comprehensive loss was $2.6 million and $129,000 for the six months ended December 31, 2006 and 2005, respectively. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at December 31, 2006 consists solely of accumulated foreign currency translation adjustments.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income / (loss)	$(1,114)	$245	$(2,603)	$(52)
Foreign currency translation adjustments	3	(51)	22	(77)

Comprehensive income / (loss)	$(1,111)	$194	$(2,581)	$(129)

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-makers to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Total Revenue:
North America	$2,860	$3,069	$6,376	$5,664
Europe	2,668	2,704	5,057	5,200
Asia Pacific	155	236	253	368

	$5,683	$6,009	$11,686	$11,232

Operating Income (Loss):
North America	$(231)	$34	$(689)	$(110)
Europe	65	784	(114)	1,278
Asia Pacific*	(613)	(261)	(1,207)	(634)

	$(779)	$557	$(2,010)	$534

*	Include costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	December 31,
	2006	2005
North America	$6,341	$5,834
Europe	3,918	5,265
Asia Pacific	805	692

	$11,064	$11,791

The following table provides the revenue for the three and six months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue :
License	$850	$2,013	$2,485	$3,390
Hosting services	1,015	850	2,036	1,687
Maint & Support services	2,221	2,094	4,391	4,154
Professional services	1,597	1,052	2,774	2,001

	$5,683	$6,009	$11,686	$11,232

During the three months ended December 31, 2006, there were no customers that accounted for more than 10% of total revenue and there was one customer that accounted for 19% of total revenue in the comparable year-ago quarter. For the six months ended December 31, 2006 and 2005, there were no customers that accounted for more than 10% of total revenue.

Note 7. Related Party Notes Payable

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of December 31, 2006 was $5.9 million. As of December 31, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of December 31, 2006 was $3.3 million. As of December 31, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

Note 8. Bank Borrowings

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. On December 22, 2006 we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. In addition, the amendment extended the termination date to December 22, 2008. The Credit Facility bears interest at a rate of prime plus 1.75% per annum, provided that if we maintain an adjusted quick ratio of greater than 1.40 to 1.00, then the rate will be decreased to a rate of prime plus 1.00%. In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases (the “Equipment Line”). Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 2% per annum. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. As of December 31, 2006, we were in compliance with the financial covenant. As of December 31, 2006, the outstanding balance under the Credit Facility was $1.7 million, and the interest rate was 9.25%. As of September 30, 2006 there was no available balance on the equipment line. On December 28, 2006 we made an advance for $272,000, leaving $228,000 available for future advances. As of December 31, 2006, we had made seven advances under the Equipment Line for $439,000 with a weighted average interest rate of 10.25%.

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

Note 10. New Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending June 30, 2007. We adopted SAB 108 and there was no material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our financial statements.

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

Note 11. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007 and is pending. The Court took the matter under submission and has not yet ruled. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to improve our sales results and grow revenue; our failure to compete successfully in the markets in which we do business; the impact of our hybrid revenue model; our history of net losses and our ability to sustain profitability; our limited operating history; the adequacy of our capital resources and need for additional financing; the continued lengthy and delayed sales cycles of our goods and services; the development of our strategic relationships and third party distribution channels; broad economic and political instability around the world affecting the market for our goods and services; the continued need for customer service and contact center software solutions; our ability to respond to rapid technological change and competitive challenges; our substantial international operations; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a pioneer in, and a leading provider of, customer service and contact center software that enables companies to build customer interaction hubs. An innovative approach to customer service, these hubs reduce customer service costs while enhancing customer experience within and across interaction channels by centralizing interaction history, knowledge management, business rules, analytics, workflow and application management in one platform. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. The company was incorporated in Delaware in September 1997.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance, accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 1% for the quarter ended December 31, 2006 and 3% for the quarter ended December 31, 2005. License sales to resellers as a percentage of total revenue were approximately 3% for the six months ended December 31, 2006 and 7% for the six months ended December 31, 2005. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e. evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

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

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live.

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

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review at April 1 every year, and we found no impairment in the last three years. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the quarter ended December 31, 2006.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue:
License	15%	33%	21%	30%
Support and Services	85%	67%	79%	70%

Total revenue	100%	100%	100%	100%
Cost of license	0%	2%	1%	2%
Cost of support and services	39%	26%	35%	29%

Gross profit	61%	72%	64%	69%

Operating costs and expenses:
Research and development	15%	12%	16%	13%
Sales and marketing	51%	38%	53%	39%
General and administrative	9%	13%	12%	12%

Total operating costs and expenses	75%	63%	81%	64%

Income / (Loss) from operations	(14)%	9%	(17)%	5%

Revenues

Total revenue decreased 5% to $5.7 million in the quarter ended December 31, 2006 from $6.0 million in the quarter ended December 31, 2005. The decrease was primarily due to the decrease in license revenue. During the three months ended December 31, 2006, there were no customers that accounted for more than 10% of total revenue and there was one customer that accounted for 19% of total revenue in the comparable year-ago quarter.

Total revenue for the six months ended December 31, 2006 increased 4% to $11.7 million, compared to $11.2 million in the same period last year. The increase was primarily due to the increase in hosting and professional services revenue, partially offset by the decrease in license revenue. For the six months ended December 31, 2006 and 2005, there were no customers that accounted for more than 10% of total revenue.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest and our recent increase in sales and marketing activities we anticipate total revenue to increase over the next fiscal year. There is however general unpredictability of the length of our current sales cycles to these larger companies. This unpredictability was evidenced in the quarter ended December 31, 2006 where we were unable to close several large transactions that we had projected to close in the quarter. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. There was a significant increase in the value of new hosting transactions, as a percentage of combined new hosting and license business, for the six months ended December 31, 2006, when compared to the same period a year ago. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Revenue:
License	$850	$2,013	$(1,163)	(58)%	$2,485	$3,390	$(905)	(27%)
Percentage of total revenue	15%	33%			21%	30%

License revenue decreased 58% to $850,000 in the quarter ended December 31, 2006 from $2.0 million in the quarter ended December 31, 2005. There were no license transactions greater than $500,000 in the quarter compared to one large transaction of approximately $1.2 million in the same quarter a year ago. License revenue represented 15% and 33% of total revenue for the quarters ended December 31, 2006 and 2005, respectively.

License revenue for the six months ended December 31, 2006 decreased 27% to $2.5 million, compared to $3.4 million in the same period last year. The decrease was primarily due to the decrease in the average size of license transactions. The largest license transaction was approximately $800,000 for the six months ended December 31, 2006 compared to the largest license transaction of approximately $1.2 million in the comparable year-ago period. License revenue represented 21% and 30% of total revenue for the six months ended December 31, 2006 and 2005, respectively.

Given the general unpredictability of the length of current sales cycles, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed, but we anticipate license revenues to increase in fiscal year 2007 compared to fiscal year 2006.

Support and Services

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Revenue:
Hosting services	$1,015	$850	$165	19%	$2,036	$1,687	$349	21%
Maint. and support services	$2,221	$2,094	$127	6%	$4,391	$4,154	$237	6%
Professional services	$1,597	$1,052	$545	52%	$2,774	$2,001	$773	39%

Total support and services	$4,833	$3,996	$837	21%	$9,201	$7,842	$1,359	17%
Percentage of total revenue	85%	67%			79%	70%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consists of consulting and implementation services and training. Support and services revenue increased 21% to $4.8 million in the quarter ended December 31, 2006 from $4.0 million in the quarter ended December 31, 2005. The increase was primarily due to the increase in professional services. Support and services revenue represented 85% and 67% of total revenue for the quarters ended December 31, 2006 and 2005, respectively.

Support and services for the six months ended December 31, 2006 increased 17% to $9.2 million, compared to $7.8 million in the same period last year. The increase was primarily due to the increase in professional services. Support and services revenue represented 79% and 70% of total revenue for the six months ended December 31, 2006 and 2005, respectively.

Hosting revenue increased 19% to $1.0 million in the quarter ended December 31, 2006 from $850,000 in the quarter ended December 31, 2005. The increase was due to the increase in the number of active hosting customers and an increase in the average revenue per customer. Hosting services for the six months ended December 31, 2006 increased 21% to $2.0 million, compared to $1.7 million in the same period last year. The increase was primarily due to the increased size of new hosting contracts. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased 6% to $2.2 million in the quarter ended December 31, 2006 from $2.1 million in the quarter ended December 31, 2005. Maintenance and support revenue for the six months ended December 31, 2006 increased 6% to $4.4 million, compared to $4.2 million in the same period last year. The increase in maintenance and support for the three months ended December 31, 2006 when compared to the same periods last year was primarily due to the 5% increase in average revenue per customer for both the three and six months. In North America, the increase of $66,000 and $166,000 for the three and six months respectively, was primarily due to the increase in license sales to existing customers. For our European customers the increase of $61,000 and $71,000 for the three and six months respectively, was primarily due to the change in the exchange rate between the US dollar and British pound. We expect maintenance and support revenue to increase in future periods based upon the current forecast of existing maintenance and support customers renewing and the projected levels of new license sales.

Professional services revenue increased 52% to $1.6 million in the quarter ended December 31, 2006 from $1.1 million in the quarter ended December 31, 2005. Professional services revenue for the six months ended December 31, 2006 increased 39% to $2.8 million, compared to $2.0 million in the same period last year. The increase was primarily from our North America Operations due to (i) our increased focus in selling our products and services to larger organizations. This has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations, contributing to an increase of approximately $110,000 and $370,000 for the three and six months ended December 31, 2006, respectively, (ii) existing customers upgrading to our eGain Service 7™ product which accounted for approximately $110,000 and $120,000 of the increase for the three and six months ended December 31, 2006, respectively, and (iii) approximately $300,000 of services delivered associated with the OEM Agreement we entered into with Cisco Systems in August 2006. These increases were partially offset by an overall reduction in European professional services. Based upon our current sales pipeline and sales strategy we do not expect professional services revenue to significantly increase in future periods.

Cost of Revenues

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of Revenues	$2,224	$1,711	$513	30%	$4,206	$3,488	$718	21%
Percentage of total revenue	39%	28%			36%	31%

Total cost of revenue increased 30% to $2.2 million in the quarter ended December 31, 2006 from $1.7 million in the quarter ended December 31, 2005. Total cost of revenue represented 39% and 28% of total revenues in the quarter ended December 31, 2006 and 2005, respectively. The increase was primarily due to an increase in consulting expenses of approximately $330,000 and an increase in European expenses of approximately $180,000 related to the change in the exchange rate between the US dollar and British pound.

Total cost of revenue for the six months ended December 31, 2006 increased 21% to $4.2 million, compared to $3.5 million in the same period last year. Total cost of revenue represented 36% and 31% of total revenues for the six months ended December 31, 2006 and 2005, respectively. The increase was primarily due to an increase in European expenses of approximately $350,000 related to the change in the exchange rate between the US dollar and British pound and an increase in consulting expenses of approximately $330,000.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of License	$18	$133	$(115)	(86)%	$59	$186	$(127)	(68)%
Percentage of license revenue	2%	7%			2%	5%
Gross Margin	98%	93%			98%	95%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased 86% to $18,000 in the quarter ended December 31, 2006 from $133,000 in the quarter ended December 31, 2005. Total cost of license decreased as a percentage of total license revenues to 2% (a gross margin of 98%) in the quarter ended December 31, 2006 from 7% (a gross margin of 93%) in the quarter ended December 31, 2005.

Total cost of license for the six months ended December 31, 2006 decreased 68% to $59,000, compared to $186,000 in the same period last year. Total cost of license decreased as a percentage of total license revenues to 2% (a gross margin of 98%) for the six months ended December 31, 2006 from 5% (a gross margin of 95%) for the six months ended December 31, 2005.

The decrease in cost of license for the three and six months ended December 31, 2006 when compared to the same periods last year was due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. As part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding costs for third-party software. We anticipate cost of license to remain relatively constant in future periods, but to increase or decrease as a percentage of revenue based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of support and service	$2,206	$1,578	$628	40%	$4,147	$3,302	$845	26%
Percentage of support and service revenue	46%	39%			45%	42%
Gross Margin	54%	61%			55%	58%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of support and services increased 40% to $2.2 million in the quarter ended December 31, 2006 from $1.6 million in the quarter ended December 31, 2005. The increase was primarily due to i) an increase in consulting expenses of approximately $330,000, ii) an increase in European expenses of approximately $180,000 related to the change in the exchange rate between the US dollar and British pound and iii) increased in North America hosting costs of approximately $80,000. Total cost of support and services increased as a percentage of total support and services revenues to 46% (a gross margin of 54%) in the quarter ended December 31, 2006 from 39% (a gross margin of 61%) in the quarter ended December 31, 2005.

Total cost of support and services for the six months ended December 31, 2006 increased 26% to $4.1 million, from $3.3 million in the same period last year. Total cost of support and services as a percentage of total support and services revenues was 45% (a gross margin of 55%) for the six months ended December 31, 2006 compared to 42% (a gross margin of 58%) in the same period last year. The increase was primarily due to i) an increase in European expenses of approximately $350,000 related to the change in the exchange rate between the US dollar and British pound, ii) an increase in consulting expenses of approximately $330,000 and iii) increased in North America hosting costs of approximately $160,000.

Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods but for the gross margins to remain relatively constant in future periods.

Research and Development

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Research and Development	$833	$704	$129	18%	$1,858	$1,417	$441	31%
Percentage of total revenue	15%	12%			16%	13%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 18% to $833,000 in the quarter ended December 31, 2006 from $704,000 in the quarter ended December 31, 2005. Total research and development expenses as a percentage of total revenues was 15% in the quarter ended December 31, 2006 compared to 12% in the quarter ended December 31, 2005.

Total research and development costs for the six months ended December 31, 2006 increased 31% to $1.9 million, from $1.4 million in the same period last year. Total research and development expenses as a percentage of total revenues was 16% for the six months ended December 31, 2006 compared to 13% in the same period last year.

The increase in research and development for the three and six months ended December 31, 2006 when compared to the same periods last year was primarily due to the increase in personnel costs related to i) the net addition of 44 employees and ii) salary adjustments for existing employees. The increase was consistent to support our plans to bring additional products onto the core Service Management Platform (eGain SMP) and leveraging our open Java J2EE architecture, to expand our reach with support for additional operating systems and database platforms.

Based upon our current product development plans we anticipate an increase in research and development expense in future periods, primarily due to an increase in personnel costs and outside consulting services.

Sales and Marketing

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Sales	$2,401	$1,833	$568	31%	$5,101	$3,520	$1,581	45%
Marketing	$520	$425	$95	22%	$1,107	$865	$242	28%

Total Sales and Marketing	$2,921	$2,258	$663	29%	$6,208	$4,385	$1,823	42%
Percentage of total revenue	51%	38%			53%	39%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 29% to $2.9 million in the quarter ended December 31, 2006 from $2.3 million in the quarter ended December 31, 2005. Total sales and marketing expenses as a percentage of total revenues was 51% in the quarter ended December 31, 2006 compared to 38% in the quarter ended December 31, 2005. Total Sales and marketing expense for the six months ended December 31, 2006 was $6.2 million compared to $4.4 million from the same period last year. Total sales and marketing expenses as a percentage of total revenues was 53% for the six months ended December 31, 2006 compared to 39% in the same period last year.

Total sales expenses increased 31% to $2.4 million in the quarter ended December 31, 2006 from $1.8 million in the quarter ended December 31, 2005. The increase was primarily due to increased personnel costs related to recent hiring in North America and Europe.

Total sales expenses for the six months ended December 31, 2006 increased 45% to $5.1 million, from $3.5 million in the same period last year. The increase was primarily due to increased personnel costs related to recent hiring in North America and Europe. The sales head count increased to 50 employees as of December 31, 2006 compared to 39 as of December 31, 2005.

Total marketing expenses increased 22% to $520,000 in the quarter ended December 31, 2006 from $425,000 in the quarter ended December 31, 2005. Total marketing expenses for the six months ended December 31, 2006 increased 28% to $1.1 million, from $865,000 in the same period last year. The increase in marketing expense for the three and six months ended December 31, 2006 when compared to the same periods last year was primarily due to an increase in lead generation and marketing programs as well as the expansion of the marketing group in both Europe and India.

We expect sales and marketing expenses to increase in future periods, but at a reduced rate, as the planned expansion of our sales team for fiscal year 2007 is substantially complete.

General and Administrative

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
General and Administrative	$484	$779	$(295)	(38)%	$1,424	$1,408	$16	1%
Percentage of total revenue	9%	13%			12%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense decreased 38% to $484,000 in the quarter ended December 31, 2006 from $779,000 in the quarter ended December 31, 2005. Total general and administrative expenses as a percentage of total revenues was 9% in the quarter ended December 31, 2006 compared to 13% in the quarter ended December 31, 2005. The decrease in the quarter from the comparable year-ago quarter was primarily due to a $209,000 decrease in bad debt expense. Bad debt expense for the quarter was ($162,000), compared to a bad debt expense of $47,000 for the comparable year-ago quarter. This decrease was primarily due to our collection efforts and overall reduced Net Receivables balances.

Total general and administrative expenses for the six months ended December 31, 2006 was $1.4 million, unchanged from the same period last year. Total general and administrative expenses as a percentage of total revenues was 12% for both six months ended December 31, 2006 and 2005.

Based upon current revenue expectations, we anticipate general and administrative expenses to increase slightly in future periods.

Stock-Based Compensation

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2006	2005	Change	%	2006	2005	Change	%
Cost of support and services	$11	$8	3	38%	$25	$20	5	25%
Research and development	12	15	(3)	(20)%	23	30	(7)	(23)%
Sales and marketing	36	20	16	80%	67	37	30	81%
General and administrative	18	32	(14)	(44)%	37	64	(27)	(42)%

Total Stock-Based Compensation	$77	$75	2	3%	$152	$151	1	1%
Percentage of total revenue	1%	1%			1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005 (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended March 31, 2007.

Loss From Operations

(in thousands)	Three Months Ended December 31,					Six Months Ended December 31,
	2006	2005	Change	%		2006	2005	Change	%
Operating Income / (Loss)	$(779)	$557	$(1,336)	NM	*	$(2,010)	$534	$(2,544)	NM	*
Operating Margin	(14)%	9%				(17)%	5%

*	NM – Not meaningful

Loss from operations was $779,000 in the quarter ended December 31, 2006 compared to an income of $557,000 in the quarter ended December 31, 2005. The operating margin was a negative 14% in the quarter ended December 31, 2006 compared to 9% in the quarter ended December 31, 2005. The increase in loss from operations for the quarter ended December 31, 2006 compared to the same quarter last year was primarily due to the increase in total operating costs and expenses by $497,000 and a decrease of $326,000 in total revenue.

Total loss for the six months ended December 31, 2006 was $2.0 million, compared to total income of $534,000 in the same period last year. For the six months ended December 31, 2006, the operating margin was a negative 17% compared to 5% in the same period last year. The increase in loss from operations for the six months ended December 31, 2006 compared to the same period last year was primarily due to the increase in total operating costs and expenses by $2.3 million that was partially offset by the increase of $454,000 in total revenue.

The increase in total operating costs and expenses was consistent with our continued commitment to invest in product innovation as well as expanding our sales and marketing operations. We project that these investments will result in increased revenue in the second half of fiscal year 2007.

Interest Expense

Interest expense increased 7% to $276,000 in the quarter ended December 31, 2006 from $259,000 in the quarter ended December 31, 2005. For the six months ended December 31, 2006, interest expense increased 6% to $546,000 from $513,000 in the same period last year. The increase was primarily due to the increase in interest on borrowings from related party notes payable.

Liquidity and Capital Resources

As of December 31, 2006, cash and cash equivalents totaled $6.0 million, a decrease of $912,000 from June 30, 2006. The decrease was primarily due to the net cash used in operating activities. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement, we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the next eighteen months. The first milestone was delivered and accepted in December 2006.

In December 2006, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 8 – Bank Borrowings). The Credit Facility provides for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. As of December 31, 2006, we were in compliance with the financial covenants.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The principal and interest due on the loans as of December 31, 2006 was $3.3 million. As of December 31, 2006, warrants to purchase 312,500 shares of common stock were vested and outstanding.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us of $2.0 million on December 31, 2002 and $2.0 million on October 31, 2003, evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. The principal and interest due on the loans as of December 31, 2006 was $5.9 million. As of December 31, 2006, warrants to purchase 128,766 shares of common stock were vested and outstanding.

Cash Flows

Net cash used in operating activities was $997,000 for the six months ended December 31, 2006 and consisted primarily of a net loss plus non-cash expenses related to depreciation, stock-based compensation and accrued interest and amortization of discount on related party notes, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities in the six months ended December 31, 2006 primarily consisted of the increase in deferred revenue and accrued expenses partially offset by an increase in accounts receivable. The increase in deferred revenue was primarily due to a net of the revenue recognized in the quarter and the increased deferred maintenance and support revenue associated with the timing of payments received from customers renewing their maintenance and support contracts.

Net cash used in investing activities was $412,000 for the six months ended December 31, 2006 compared to $268,000 for the six months ended December 31, 2005. Cash used in investing activities was due to the purchases of equipment primarily related to hosting infrastructure and set up of the new office in Gurgaon, India.

Net cash provided by financing activities was $367,000 for the six months ended December 31, 2006 compared to $81,000 for the six months ended December 31, 2005. Cash provided from financing activities was primarily due to the proceeds from the bank borrowings, partially offset by the payments on bank borrowings.

The achievement of a cash-positive business depends on our ability to generate positive earnings and maintain or increase the level of our revenues, and on our ability to continue to effectively manage working capital including collecting outstanding receivables within our standard payment terms. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of December 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$338	$676	$504	$183	$171	$171	$2,043
Bank borrowings	1,859	212	68	—	—	—	2,139
Related party notes payable	—	2,000	4,500	—	—	—	6,500
Co-location	159	63	—	—	—	—	222

Total	$2,356	$2,951	$5,072	$183	$171	$171	$10,904

In connection with the related party notes payable, the total interest payable of $1.5 million and $3.4 million will be due in fiscal year 2008 and 2009, respectively.

Additional Factors That May Affect Future Results

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at December 31, 2006 totaled approximately $4.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk.

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

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during our second fiscal quarter of 2007 that have materially affected or are reasonably likely to materially effect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007 and is pending. The Court took the matter under submission and has not yet ruled. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

On November 16, 2006 eGain’s annual meeting of stockholders was held and the following matters were voted on:

1. The following individuals were elected to the board of directors to serve until the 2007 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	11,330,512	39,632
Mr. Gunjan Sinha	11,330,405	39,739
Mr. Mark A. Wolfson	11,323,545	46,599
Mr. David G. Brown	11,330,760	39,384
Mr. Phiroz P. Darukhanavala	11,258,479	111,665

2. The vote to ratify the appointment of BDO Seidman, LLP as eGain’s independent auditors was as follows:

For	Against	Abstain	Non Votes
11,345,052	20,550	4,542	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

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

Dated: February 14, 2007	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)