Form 10-Q
period 2007-03-31
EGAIN COMMUNICATIONS CORP
filed 2007-05-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock $0.001 par value	15,320,071

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,440	$6,916
Restricted cash	12	12
Accounts receivable, net	1,681	2,151
Prepaid and other current assets	910	623

Total current assets	8,043	9,702
Property and equipment, net	1,292	1,169
Goodwill	4,880	4,880
Other assets	334	354

	$14,549	$16,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,157	$989
Accrued compensation	1,512	1,254
Accrued liabilities	1,455	1,156
Deferred revenue	4,971	4,259
Current portion of related party notes payable	3,215	—
Current portion of bank borrowings	2,308	1,697

Total current liabilities	14,618	9,355
Related party notes payable, net of current portion	6,312	8,652
Bank borrowing, net of current portion	168	77
Other long term liabilities	193	217

Total liabilities	21,291	18,301
Commitments (Note 9)
Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	315,960	315,736
Notes receivable from stockholders	(76)	(74)
Accumulated other comprehensive loss	(440)	(456)
Accumulated deficit	(322,201)	(317,417)

Total stockholders’ deficit	(6,742)	(2,196)

	$14,549	$16,105

See accompanying notes

1

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue:
License	$599	$1,859	$3,084	$5,249
Support and Services	4,794	4,275	13,995	12,117

Total revenue	5,393	6,134	17,079	17,366
Cost of license	20	29	79	215
Cost of support and services	2,372	1,828	6,519	5,130

Gross profit	3,001	4,277	10,481	12,021

Operating costs and expenses:
Research and development	933	782	2,791	2,199
Sales and marketing	3,161	2,588	9,369	6,973
General and administrative	802	557	2,226	1,965

Total operating costs and expenses	4,896	3,927	14,386	11,137

Income / (loss) from operations	(1,895)	350	(3,905)	884
Interest expense, net	(294)	(267)	(840)	(780)
Other income, net	11	5	33	11

Income / (loss) before income taxes	(2,178)	88	(4,712)	115
Provision for income taxes	(3)	—	(72)	(79)

Net income / (loss)	$(2,181)	$88	$(4,784)	$36

Per Share information:

Basic net income / (loss) per common share	$(0.14)	$0.01	$(0.31)	$0.00

Diluted net income / (loss) per common share	$(0.14)	$0.01	$(0.31)	$0.00

Weighted average shares used in computing basic net income / (loss) per common share	15,317	15,305	15,315	15,303

Weighted average shares used in computing diluted net income / (loss) per common share	15,317	15,978	15,315	15,620

See accompanying notes

2

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,784)	$36
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	466	282
Stock-based compensation	220	213
Provisions for doubtful accounts and sales returns	187	(19)
Accrued interest and amortization of discount on related party notes	875	791
Changes in operating assets and liabilities:
Accounts receivable	391	(181)
Prepaid and other current assets	(256)	263
Other assets	34	(247)
Accounts payable	135	(68)
Accrued compensation	214	116
Accrued liabilities	213	(7)
Accrued restructuring	—	(17)
Deferred revenue	561	624
Other long term liabilities	(24)	(9)

Net cash (used in) provided by operating activities	(1,768)	1,777

Cash flows from investing activities:
Purchases of property and equipment	(535)	(620)

Net cash used in investing activities	(535)	(620)

Cash flows from financing activities:
Payments on borrowings	(4,893)	(4,587)
Proceeds from borrowings	5,595	4,417
Net proceeds from issuance of common stock	6	1

Net cash (used in) provided by financing activities	708	(169)

Effect of change in exchange rates on cash and cash equivalents	119	(7)

Net increase (decrease) in cash and cash equivalents	(1,476)	981
Cash and cash equivalents at beginning of period	6,916	4,498

Cash and cash equivalents at end of period	$5,440	$5,479

Supplemental cash flow disclosures:
Cash paid for interest	$38	$36
Cash paid for taxes	72	79

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

For the three months ended March 31, 2006, payroll taxes of $10,000 and the refund of franchise taxes of $38,000 that were recorded as tax expense have been reclassified to general and administrative expense to conform with the fiscal 2007 classifications. For the nine months ended March 31, 2006, the payroll taxes of $10,000 and franchise taxes of $2,000 that were recorded as tax expense have been reclassified to general and administrative expense to conform with the fiscal 2007 classifications. The table below summarizes the information in thousands.

	Three months ended March 31, 2006		Nine months ended March 31, 2006
	Reported in 2007	Reported in 2006	Reported in 2007	Reported in 2006
General and administrative expense	$557	$585	$1,965	$1,953
Tax expense	$—	$(28)	$79	$91

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to

Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement, we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 4% for the nine months ended March 31, 2007 and is all related to professional services revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 3% for the quarter ended March 31, 2007 and 24% for the quarter ended March 31, 2006. License sales to resellers as a percentage of total revenue were approximately 6% for the nine months ended March 31, 2007 and 13% for the nine months ended March 31, 2006. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Training revenue is recognized when training is provided, or in the case of hosting, when the customer also has access to the hosting services, if such training services meet the separable criteria.

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

In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in such a hosting services arrangement (customer has the right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its hardware or enter into another arrangement with a third party to host the software without any significant decrease in the utility of the software), we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support and services elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live.

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

Note 3. Stock-Based Compensation

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123 as disclosed in our previous filings. As a result of our adoption of SFAS 123R, the stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 was $68,000 and $62,000, respectively and for the nine months ended March 31, 2007 and 2006 was $220,000 and $213,000 respectively.

Below is a summary of stock based compensation in thousands included in the costs and expenses:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Cost of support and services	$11	$7	$36	$27
Research and development	9	9	33	39
Sales and marketing	32	27	98	64
General and administrative	16	19	53	83

Total stock-based compensation expense	$68	$62	$220	$213

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended March 31, 2007 and 2006, were 35,500 and 29,750 respectively with a weighted-average fair value of $0.98 and $0.96, respectively. Options granted during the nine months ended March 31, 2007 and 2006 were 144,000 and 205,350, respectively with a weighted-average fair value of $1.03 and $0.65, respectively. The following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected volatility	92%	92%	92%	92%
Average risk-free interest rate	4.65%	4.55%	4.74%	4.36%
Expected life (in years)	6.25	6.25	6.25	6.34

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We determined the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of the grant.

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

As of July 1, 2005, we began accounting for stock-based compensation under SFAS 123R and in accordance with APB 25 using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of March 31, 2007 was $232,000 which is expected to be recognized over the weighted average period of 3.0 years. Options exercised were 4,255 and 6,058 during the three and nine months ended March 31, 2007, and 5,165 during the three and nine months ended March 31, 2006, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Income / (Loss) Per Common Share

Basic net income and loss per common share are computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share: The table below summarizes the information (in thousands, except per share info).

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net income / (loss) applicable to common stockholders	$(2,181)	$88	$(4,784)	$36
Weighted-average common shares used in computing basic net income / (loss) per common share	15,317	15,305	15,315	15,303
Weighted-average common shares used in computing diluted net income / (loss) per common share	15,317	15,978	15,315	15,620

Basic net income / (loss) per common share	$(0.14)	$0.01	$(0.31)	$0.00
Diluted net income / (loss) per common share	$(0.14)	$0.01	$(0.31)	$0.00

Outstanding options and warrants to purchase 2,075,122 and 2,198,493 shares of common stock at March 31, 2007 and 2006, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $2.2 million for the quarter ended March 31, 2007 and the comprehensive income was $132,000 for the quarter ended March 31, 2006. Comprehensive loss of $4.8 million for the nine months ended March 31, 2007 compared to comprehensive income of $3,000 for the same period last year. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at March 31, 2007 and March 31, 2006 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information in thousands.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net income / (loss)	$(2,181)	$88	$(4,784)	$36
Foreign currency translation adjustments	(7)	44	16	(33)

Comprehensive income / (loss)	$(2,188)	$132	$(4,768)	$3

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Total Revenue:
North America	$2,829	$2,518	$9,205	$8,182
Europe	2,469	3,530	7,526	8,730
Asia Pacific	95	86	348	454

	$5,393	$6,134	$17,079	$17,366

Operating Income (Loss):
North America	$(1,074)	$(472)	$(1,609)	$(582)
Europe	(46)	1,234	(160)	2,512
Asia Pacific*	(775)	(412)	(2,136)	(1,046)

	$(1,895)	$350	$(3,905)	$884

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	March 31,
	2007	2006
North America	$5,956	$5,936
Europe	2,858	5,702
Asia Pacific	855	713

	$9,669	$12,351

The following table provides the revenue for the three and nine months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue :
License	$599	$1,859	$3,084	$5,249
Hosting services	1,083	948	3,119	2,635
Maint & Support services	1,567	2,120	4,341	6,274
Professional services	2,144	1,207	6,535	3,208

	$5,393	$6,134	$17,079	$17,366

For the three months ended March 31, 2007, there were no customers that accounted for more than 10% of total revenue. There was one customer that accounted for 23% of total revenue in the comparable year-ago quarter. During the nine months ended March 31, 2007, and 2006, there were no customers that accounted for more than 10% of total revenue.

Note 7. Related Party Notes Payable

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received certain warrants. These warrants associated with this loan expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. The principal and interest due on the loans as of March 31, 2007 was $6.1 million. As of March 31, 2007, warrants to purchase 128,766 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors

L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants associated with this loan expired in March 2007. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of March 31, 2007 was $3.4 million.

Note 8. Bank Borrowings

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. On December 22, 2006 we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. In addition, the amendment extended the termination date to December 22, 2008. The Credit Facility bears interest at a rate of prime plus 1.75% per annum, provided that if we maintain an adjusted quick ratio of greater than 1.40 to 1.00, then the rate will be decreased to a rate of prime plus 1.00%. In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases (the “Equipment Line”). Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 2% per annum. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. We were not in compliance with the financial covenants for each of the three months for the period ending March 31, 2007. We anticipate that we will not comply with the covenant for the next three months and SVB has agreed to forbear this non compliance through June 30, 2007. We are currently in discussions with SVB regarding possible changes to the financial covenants. As of March 31, 2007, the outstanding balance under the Credit Facility was $2.0 million, and the interest rate was 10%. As of March 31, 2007, we had made eight advances under the Equipment Line and there was $105,000 available from the additional advance for future advances. The amount outstanding under the Equipment Line as of March 31, 2007 was $476,000 with a weighted average interest rate of 10.30%.

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

Note 10. New Accounting Pronouncements

In February 2007, the FASB issued SFAS. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by eGain for its fiscal year ending June 30, 2007. We adopted SAB 108 and there was no material effect on our consolidated financial statements.

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

On April 5, 2007, we were sued in the U.S. District Court of the Eastern District of Texas by Polaris IP LLC (“Polaris”). The lawsuit alleges infringement of U.S. Patent Nos. 6,411,947 and 6,278,996 by us and our customers eHarmony.com, Fredericks of Hollywood Stores, Inc., Playboy Enterprises International, Inc., Quixtar, Inc. and Xdrive, LLC. Polaris’s lawsuit seeks monetary damages and an injunction against further infringement. A response to the complaint is currently due June 6, 2007. We believe that we have meritorious defenses against this action, and we will vigorously defend it.

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

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to improve our sales results and grow revenue; our failure to compete successfully in the markets in which we do business; the impact of our hybrid revenue model; our history of net losses and our ability to achieve profitability; our limited operating history; the adequacy of our capital resources and need for additional financing; the continued lengthy and delayed sales cycles of our goods and services; the development of our strategic relationships and third party distribution channels; broad economic and political instability around the world affecting the market for our goods and services; the continued need for customer service and contact center software solutions; our ability to respond to rapid technological change and competitive challenges; our substantial international operations; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance, accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in SOP 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the service revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement, we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. This OEM agreement with Cisco includes multiple elements, including significant product customizations, that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 4% for the nine months ended March 31, 2007 and is all related to professional services revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 3% for the quarter ended March 31, 2007 and 24% for the quarter ended March 31, 2006. License sales to resellers as a percentage of total revenue were approximately 6% for the nine months ended March 31, 2007 and 13% for the nine months ended March 31, 2006. Revenue from sales to resellers is recognized either upon delivery to the reseller or on a sell-through basis depending on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Training revenue is recognized when training is provided , or in the case of hosting, when the customer also has access to the hosting services, if such training services meet the separable criteria.

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

In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in such a hosting services arrangement (customer has the right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its hardware or enter into another arrangement with a third party to host the software without any significant decrease in the utility of the software), we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2, whereby the fair value of the hosting service is recognized as revenue ratably over the term of the hosting contract. We have established vendor specific objective evidence for the hosting and support and services elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review at April 1 every year, and we have found no impairment in the last three years. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the quarter ended March 31, 2007.

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

Results of Operations

The following table sets forth the results of operations for the periods presented, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue:
License	11%	30%	18%	30%
Support and Services	89%	70%	82%	70%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	1%
Cost of support and services	44%	30%	38%	30%

Gross profit	56%	70%	62%	69%

Operating costs and expenses:
Research and development	17%	13%	17%	13%
Sales and marketing	59%	42%	55%	40%
General and administrative	15%	9%	13%	11%

Total operating costs and expenses	91%	64%	85%	64%

Income / (Loss) from operations	(35)%	6%	(23)%	5%

Revenues

Total revenue decreased 12% to $5.4 million in the quarter ended March 31, 2007 from $6.1 million in the quarter ended March 31, 2006. The decrease was primarily due to the decrease in license revenue. During the three months ended March 31, 2007, there were no customers that accounted for more than 10% of total revenue and there was one customer that accounted for 23% of total revenue in the comparable year-ago quarter.

Total revenue for the nine months ended March 31, 2007 decreased 2% to $17.1 million, compared to $17.4 million in the same period last year. The decrease was primarily due to the decrease in license revenue, partially offset by the increase in support and services revenue. For the nine months ended March 31, 2007, and 2006, there were no customers that accounted for more than 10% of total revenue.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest and our recent increase in sales and marketing activities we anticipate total revenue to increase over the next fiscal year. There is however general unpredictability of the length of our current sales cycles to these larger companies. This unpredictability was evidenced in both the quarter ended December 31, 2006 and the quarter ended March 31, 2007 where we were unable to close several large transactions that we had projected to close in the quarters. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was over 40% for the nine months ended March 31 for the fiscal year 2007 and 2006. For license transactions the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Revenue:
License	$599	$1,859	$(1,260)	(68)%	$3,084	$5,249	$(2,165)	(41)%
Percentage of total revenue	11%	30%			18%	30%

License revenue decreased 68% to $599,000 in the quarter ended March 31, 2007 from $1.9 million in the quarter ended March 31, 2006. There were no license transactions greater than $300,000 in the quarter compared to one large transaction of approximately $1.3 million in the same quarter a year ago. License revenue represented 11% and 30% of total revenue for the quarters ended March 31, 2007 and 2006, respectively.

License revenue for the nine months ended March 31, 2007 decreased 41% to $3.1 million, compared to $5.2 million in the same period last year. The decrease was primarily due to the decrease in the average size of license transactions. The largest license transaction was approximately $800,000 for the nine months ended March 31, 2007 compared to approximately $2.5 million from two transactions in the comparable year-ago period. License revenue represented 18% and 30% of total revenue for the nine months ended March 31, 2007 and 2006, respectively.

Given the general unpredictability of the length of current sales cycles and the mix between hosting and license business, license revenue may increase or decrease in future quarters as a result of the timing of license transactions being completed.

Support and Services

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Revenue:
Hosting services	$1,083	$948	$135	14%	$3,119	$2,635	$484	18%
Maint. and support services	$2,144	$2,120	$24	1%	$6,535	$6,274	$261	4%
Professional services	$1,567	$1,207	$360	30%	$4,341	$3,208	$1,133	35%

Total support and services	$4,794	$4,275	$519	12%	$13,995	$12,117	$1,878	15%
Percentage of total revenue	89%	70%			82%	70%

Support and services revenue includes hosting, software maintenance and support and professional services. Maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 12% to $4.8 million in the quarter ended March 31, 2007 from $4.3 million in the quarter ended March 31, 2006. The increase was primarily due to the increase in professional services. Support and services revenue represented 89% and 70% of total revenue for the quarters ended March 31, 2007 and 2006, respectively.

Support and services revenue for the nine months ended March 31, 2007 increased 15% to $14.0 million, compared to $12.1 million in the same period last year. The increase was primarily due to the increase in professional services. Support and services revenue represented 82% and 70% of total revenue for the nine months ended March 31, 2007 and 2006, respectively.

Hosting revenue increased 14% to $1.1 million in the quarter ended March 31, 2007 from $948,000 in the quarter ended March 31, 2006. The increase was due to the increase in the number of active hosting customers and an increase in the average revenue per customer. Hosting services for the nine months ended March 31, 2007 increased 18% to $3.1 million, compared to $2.6 million in the same period last year. The increase was primarily due to the increased size of new hosting contracts. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased 1% or $24,000 in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Maintenance and support revenue for the nine months ended March 31, 2007 increased 4% to $6.5 million, compared to $6.3 million in the same period last year. The increase in maintenance and support for the three and nine months ended March 31, 2007 when compared to the same periods last year was primarily due to the 2% and 5% increases in average revenue per customer for the three and nine months, respectively. In North America, there was a decrease of $74,000 for the three months ended March 31, 2007 from the same period last year due to the increase in terminated customers. The increase of $92,000 for the nine months was primarily due to the increase in license sales to existing customers. For our European customers the increase of $98,000 and $169,000 for the three and nine months respectively, was primarily due to the change in the exchange rate between the US dollar and British pound. We expect maintenance and support revenue to increase in future periods based upon the current forecast of existing maintenance and support customers renewing and the projected levels of new license sales.

Professional services revenue increased 30% to $1.6 million in the quarter ended March 31, 2007 from $1.2 million in the quarter ended March 31, 2006. The increase was primarily due to the services delivered associated with the OEM agreement we entered into with Cisco Systems in August 2006. The OEM agreement with Cisco includes multiple elements including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined, and therefore, a zero estimate of profit was used in calculating revenue. Professional services revenue for the nine months ended March 31, 2007 increased 35% to $4.3 million, compared to $3.2 million in the same period last year. The increase was primarily due to i) approximately $650,000 of services delivered associated with the OEM Agreement we entered into with Cisco Systems in August 2006, ii) our increased focus in selling our products and services to larger organizations has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations, contributing to an increase of approximately $360,000 in North America for the nine months ended March 31, 2007 and iii) existing customers upgrading to our eGain Service 7™ product accounted for approximately $190,000 in North America for the nine months ended March 31, 2007. The increase was partially offset by an overall reduction in European operations. Based upon our current sales pipeline, the ongoing services related to the Cisco OEM agreement and sales strategy we do expect professional services revenue to remain relatively constant in future periods.

Cost of Revenues

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of Revenues	$2,392	$1,857	$535	29%	$6,598	$5,345	$1,253	23%
Percentage of total revenue	44%	30%			38%	31%

Total cost of revenue increased 29% to $2.4 million in the quarter ended March 31, 2007 from $1.9 million in the quarter ended March 31, 2006. Total cost of revenue represented 44% and 30% of total revenues in the quarter ended March 31, 2007 and 2006, respectively. The increase was primarily due to i) the research and development personnel cost of approximately $260,000 related to the Cisco OEM agreement, ii) an increase in personnel expenses of $190,000 from the headcount increases in North America and India operations. For more information regarding the Cisco arrangement, refer to the Cost of Support and Services section.

Total cost of revenue for the nine months ended March 31, 2007 increased 23% to $6.6 million, compared to $5.3 million in the same period last year. Total cost of revenue represented 38% and 31% of total revenues for the nine months ended March 31, 2007 and 2006, respectively. The increase was primarily due to i) the research and development personnel cost related to the Cisco OEM agreement of approximately $530,000, ii) an increased personnel expenses of $370,000 from the additional headcounts in North America and India operation, iii) the increases in hosting costs of approximately $150,000 and depreciation expenses of $100,000, and iv) an increase in European expenses of approximately $250,000 related to the change in the exchange rate between the US dollar and British pound. The increase was partially offset by the decrease of $140,000 in cost of license. For more information regarding the Cisco arrangement, refer to the Cost of Support and Services section.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of License	$20	$29	$(9)	(31)%	$79	$215	$(136)	(63)%
Percentage of license revenue	3%	2%			3%	4%
Gross Margin	97%	98%			97%	96%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased 31% to $20,000 in the quarter ended March 31, 2007 from $29,000 in the quarter ended March 31, 2006. Total cost of license decreased as a percentage of total license revenues to 3% (a gross margin of 97%) in the quarter ended March 31, 2007 from 2% (a gross margin of 98%) in the quarter ended March 31, 2006.

Total cost of license for the nine months ended March 31, 2007 decreased 63% to $79,000, compared to $215,000 in the same period last year. Total cost of license decreased as a percentage of total license revenues to 3% (a gross margin of 97%) for the nine months ended March 31, 2007 from 4% (a gross margin of 96%) for the nine months ended March 31, 2006.

The decrease in cost of license for the nine months ended March 31, 2007 when compared to the same period last year was due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. As part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding costs for third-party software. We anticipate cost of license to remain relatively constant in absolute dollars in future periods, but may change as a percentage of revenue based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of support and services	$2,372	$1,828	$544	30%	$6,519	$5,130	$1,389	27%
Percentage of support and service revenue	49%	43%			47%	42%
Gross Margin	51%	57%			53%	58%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM arrangement is being accounted for under the contract accounting method per paragraph 65 of SOP 97-2 and a zero estimate of profit is being used in calculating revenue, we recorded costs associated with this agreement of approximately $344,000 and $650,000 for the three and nine months ended March 31, 2007 respectively. The majority of the services delivered in connection with this agreement have been performed by research and development personnel totaling approximately $260,000 and $530,000 for the three and nine months ended March 31, 2007, respectively. The remainder being performed by services and sales personnel totaling approximately $84,000 and $120,000, for the three and nine months ending March 31, 2007, respectively.

Total cost of support and services increased 30% to $2.4 million in the quarter ended March 31, 2007 from $1.8 million in the quarter ended March 31, 2006. The increase was primarily due to i) the research and development personnel costs related to the Cisco OEM agreement of approximately $260,000 as stated above; ii) increased personnel expenses of $190,000 from the headcount increases in North America and India operations. Total cost of support and services increased as a percentage of total support and services revenues to 49% (a gross margin of 51%) in the quarter ended March 31, 2007 from 43% (a gross margin of 57%) in the quarter ended March 31, 2006.

Total cost of support and services for the nine months ended March 31, 2007 increased 27% to $6.5 million, from $5.1 million in the same period last year. Total cost of support and services as a percentage of total support and services revenues was 47% (a gross margin of 53%) for the nine months ended March 31, 2007 compared to 42% (a gross margin of 58%) in the same period last year. The increase was primarily due to i) the research and development personnel cost of approximately $530,000 related to the Cisco OEM agreement ii) an increased personnel expenses of $370,000 from the additional headcounts in North America and India operations, iii) the increases in hosting costs of approximately $150,000 and depreciation expenses of $100,000 and iv) an increase in European expenses of approximately $250,000 related to the change in the exchange rate between the US dollar and British pound. The increase was partially offset by the decrease of $140,000 in the cost for third party support.

Based upon current revenue expectations and the zero estimate of profit used in calculating professional services revenue from the Cisco OEM agreement, we anticipate cost of support and services and the gross margins to remain relatively constant in the future quarter. If the percentage of services revenue related to Cisco increases in the future, that will result in a decrease in the gross margins.

Research and Development

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Research and Development	$933	$782	$151	19%	$2,791	$2,199	$592	27%
Percentage of total revenue	17%	13%			17%	13%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 19% to $933,000 in the quarter ended March 31, 2007 from $782,000 in the quarter ended March 31, 2006. Total research and development expenses as a percentage of total revenues were 17% in the quarter ended March 31, 2007 compared to 13% in the quarter ended March 31, 2006.

Total research and development costs for the nine months ended March 31, 2007 increased 27% to $2.8 million, from $2.2 million in the same period last year. Total research and development expenses as a percentage of total revenues was 17% for the nine months ended March 31, 2007 compared to 13% in the same period last year.

The increase in research and development for the three and nine months ended March 31, 2007 when compared to the same periods last year was primarily due to the increase in personnel costs related to i) of the net addition of 44 employees, ii) salary adjustments for existing employees and iii) an increased outside consulting expense. The increase was partially offset by the services performed by research & development personnel in connection with the Cisco OEM agreement. The increase was consistent to support our plans to bring additional products onto the core Service Management Platform (eGain SMP) and leveraging our open Java J2EE architecture, to expand our reach with support for additional operating systems and database platforms

Based upon our current product development plans we anticipate an increase in research and development expense in future periods, primarily due to an increase in personnel costs and outside consulting services.

Sales and Marketing

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Sales	$2,605	$2,146	$459	21%	$7,706	$5,666	$2,040	36%
Marketing	$556	$442	$114	26%	$1,663	$1,307	$356	27%

Total Sales and Marketing	$3,161	$2,588	$573	22%	$9,369	$6,973	$2,396	34%
Percentage of total revenue	59%	42%			55%	40%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 22% to $3.2 million in the quarter ended March 31, 2007 from $2.6 million in the quarter ended March 31, 2006. Total sales and marketing expenses as a percentage of total revenues was 59% in the quarter ended March 31, 2007 compared to 42% in the quarter ended March 31, 2006. Total sales and marketing expense for the nine months ended March 31, 2007 was $9.4 million compared to $7.0 million from the same period last year. Total sales and marketing expenses as a percentage of total revenues was 55% for the nine months ended March 31, 2007 compared to 40% in the same period last year.

Total sales expenses increased 21% to $2.6 million in the quarter ended March 31, 2007 from $2.1 million in the quarter ended March 31, 2006. The increase was primarily due to increased personnel and personnel-related costs of approximately $280,000 and an increase in European expenses of approximately $120,000 related to the change in the exchange rate between the US dollar and British pound.

Total sales expenses for the nine months ended March 31, 2007 increased 36% to $7.7 million, from $5.7 million in the same period last year. The increase was primarily due to increased personnel and personnel-related costs of approximately $1.6 million and an increase in European expenses of approximately $280,000 related to the change in the exchange rate between the US dollar and British pound.

Total marketing expenses increased 26% to $556,000 in the quarter ended March 31, 2007 from $443,000 in the quarter ended March 31, 2006. Total marketing expenses for the nine months ended March 31, 2007 increased 27% to $1.7 million compared to $1.3 million in the same period last year. The increase in marketing expense for the three and nine months ended March 31, 2007 when compared to the same periods last year was primarily due to an increase in lead generation and marketing programs as well as the expansion of the marketing group in both Europe and India.

We expect sales and marketing expenses to increase in future periods, but at a reduced rate, as the planned expansion of our sales team for fiscal year 2007 is substantially complete.

General and Administrative

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
General and Administrative	$802	$557	$245	44%	$2,226	$1,965	$261	13%
Percentage of total revenue	15%	9%			13%	11%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense increased 44% to $802,000 in the quarter ended March 31, 2007 from $557,000 in the quarter ended March 31, 2006. Total general and administrative expenses as a percentage of total revenues was 15% in the quarter ended March 31, 2007 compared to 9% in the quarter ended March 31, 2006. The increase in the quarter from the comparable year-ago quarter was primarily due to the net change in bad debt expense by approximately $150,000. The actual bad debt expense in the quarter was $105,000 compared to a credit of $44,000 for the comparable year-ago quarter.

Total general and administrative expenses for the nine months ended March 31, 2007 increased 13% to $2.2 million in the nine months ended March 31, 2007 from $2.0 million the same period last year. Total general and administrative expenses as a percentage of total revenues were 13% for the nine months ended March 31, 2007 compared to 11% for the nine months ended March 31, 2006. The increase in the nine month from the same period last year was primarily due to the net change in bad debt expense by approximately $300,000. The actual bad debt expense for the nine month was $263,000 compared to a credit of $37,000 for the same period last year.

Based upon current revenue expectations, we anticipate general and administrative expenses to increase slightly in future periods.

Stock-Based Compensation

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of support and services	$11	$7	4	57%	$36	$27	9	33%
Research and development	9	9	0	0%	33	39	(6)	(15)%
Sales and marketing	32	27	5	19%	98	64	34	53%
General and administrative	16	19	(3)	(16)%	53	83	(30)	(36)%

Total Stock-Based Compensation	$68	$62	6	10%	$220	$213	7	4%
Percentage of total revenue	1%	1%			1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005 (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended June 30, 2007.

Loss From Operations

(in thousands)	Three Months Ended March 31,					Nine Months Ended March 31,
	2007	2006	Change	%		2007	2006	Change	%
Operating Income / (Loss)	$(1,895)	$350	$(2,245)	NM	*	$(3,905)	$884	$(4,789)	NM	*
Operating Margin	(35)%	6%				(23)%	5%

*	NM – Not meaningful

Loss from operations was $1.9 million in the quarter ended March 31, 2007 compared to an income of $350,000 in the quarter ended March 31, 2006. The operating margin was a negative 35% in the quarter ended March 31, 2007 compared to 6% in the quarter ended March 31, 2006. The increase in loss from operations for the quarter ended March 31, 2007 compared to the same quarter last year was primarily due to the increase in total operating costs and expenses by $969,000 and a decrease of $741,000 in total revenue.

Loss from operations for the nine months ended March 31, 2007 was $3.9 million, compared to total income of $884,000 in the same period last year. For the nine months ended March 31, 2007, the operating margin was a negative 23% compared to 5% in the same period last year. The increase in loss from operations for the nine months ended March 31, 2007 compared to the same period last year was primarily due to the increase in total operating costs and expenses by $3.2 million and a decrease of $287,000 in total revenue. The increase in total operating costs and expenses was consistent with our continued commitment to invest in product innovation as well as expand our sales and marketing operations.

Interest Expense

Interest expense increased 10% to $294,000 in the quarter ended March 31, 2007 from $267,000 in the quarter ended March 31, 2006. For the nine months ended March 31, 2007, interest expense increased 8% to $840,000 from $780,000 in the same period last year. The increase was primarily due to the increase in interest on borrowings from related party notes payable.

Liquidity and Capital Resources

As of March 31, 2007, cash and cash equivalents totaled $5.4 million, a decrease of $1.5 million from June 30, 2006. The decrease was primarily due to the net cash used in operating activities. We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. Given the net cash used this fiscal year to fund the expansion of our business operations we are however considering opportunities for raising additional debt or equity financing. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

In the quarter ended March 31, 2007, three large deals slipped due to natural customer buying cycles. One of these deals, a large hosting transaction closed in April, 2007 and we expect to close the other two license deals in the June quarter.

In December 2006, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 8 – Bank Borrowings). The Credit Facility provides for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. We were not in compliance with the financial covenants for each of the three months for the period ending March 31, 2007. We anticipate that we will not comply with the covenant for the next three months and SVB has agreed to forebear this non compliance through June 30, 2007. We are currently in discussions with SVB regarding possible changes to the financial covenants.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. These warrants expired March 31, 2007. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The principal and interest due on the loans as of March 31, 2007 was $3.4 million.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us of $2.0 million on December 31, 2002 and $2.0 million on October 31, 2003, evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. The principal and interest due on the loans as of March 31, 2007 was $6.1 million. As of March 31, 2007, warrants to purchase 128,766 shares of common stock were vested and outstanding. We are currently in discussions with Mr. Roy regarding alternatives for restructuring this loan.

Cash Flows

Net cash used in operating activities was $1.8 million for the nine months ended March 31, 2007 and consisted primarily of a net loss plus non-cash expenses related to depreciation, stock-based compensation and accrued interest and amortization of discount on related party notes, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities in the nine months ended March 31, 2007 primarily consisted of the increase in deferred revenue and accrued expenses in addition to the decrease in accounts receivable. The increase in deferred revenue was primarily due to a net of the revenue recognized in the quarter and the increased deferred maintenance and support revenue associated with the timing of payments received from customers renewing their maintenance and support contracts.

Net cash used in investing activities was $535,000 for the nine months ended March 31, 2007 compared to $620,000 for the nine months ended March 31, 2006. Cash used in investing activities was due to the purchases of equipment primarily related to hosting infrastructure and set up of our new office in Gurgaon, India.

Net cash provided by financing activities was $708,000 for the nine months ended March 31, 2007 compared to the net cash used in financing activities of $169,000 for the nine months ended March 31, 2006. Cash provided from financing activities was primarily due to the proceeds from the bank borrowings, partially offset by the payments on bank borrowings.

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

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of March 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,
	*2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$170	$680	$507	$183	$171	$171	$1,882
Bank borrowings	2,087	275	114	—	—	—	2,476
Related party notes payable	1,974	26	4,500	—	—	—	6,500
Co-location	64	63	—	—	—	—	127

Total	$4,295	$1,044	$5,121	$183	$171	$171	$10,985

*	Amounts shown in year 2007 is for three months ended June 30, 2007

In connection with the related party notes payable, the total interest payable of $1.5 million and $3.4 million will be due in fiscal year 2008 and 2009, respectively.

Additional Factors That May Affect Future Results

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at March 31, 2007 totaled approximately $3.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk.

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

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during our third fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On April 5, 2007, we were sued in the U.S. District Court of the Eastern District of Texas by Polaris IP LLC (“Polaris”). The lawsuit alleges infringement of U.S. Patent Nos. 6,411,947 and 6,278,996 by us and our customers eHarmony.com, Fredericks of Hollywood Stores, Inc., Playboy Enterprises International, Inc., Quixtar, Inc. and Xdrive, LLC. Polaris’s lawsuit seeks monetary damages and an injunction against further infringement. A response to the complaint is currently due June 6, 2007. We believe that we have meritorious defenses against this action, and we will vigorously defend it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits
10.1	Amendment to Loan and Security Agreement between eGain and Silicon Valley Bank, dated December 22, 2006

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

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

Dated: May 15, 2007	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)