Form 10-K
period 2007-06-30
EGAIN COMMUNICATIONS CORP
filed 2007-09-28
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2006 (the last business day of registrant’s second quarter of fiscal 2007), was approximately $7,077,011. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 21, 2007
Common Stock $0.001 par value	15,323,376

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2007 FORM 10-K

i

eGAIN COMMUNICATIONS CORPORATION

PART I

ITEM 1.    BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to improve our sales results and grow revenue; our failure to compete successfully in the markets in which we do business; the impact of our hybrid revenue model; our history of net losses and our ability to achieve profitability; the adequacy of our capital resources and need for additional financing; the continued lengthy and delayed sales cycles of our goods and services; the development of our strategic relationships and third party distribution channels; broad economic and political instability around the world affecting the market for our goods and services; the continued adoption of customer service and contact center software solutions; our ability to respond to rapid technological change and competitive challenges; our substantial international operations; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

However, we believe point solutions do not meet the demands of today’s customers since they increasingly use multiple channels of communication. Point solutions also create interaction silos, making it difficult for customer service agents to easily reference a customer’s past communications that originated from multiple channels. Nor do they use a common knowledge base to deliver consistent accurate responses. Moreover, many of these solutions do not integrate easily with a company’s existing systems, making them difficult to implement and maintain.

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

The eGain Solution

Recognized by leading industry analysts and customers alike, our application suite, eGain ServiceTM, is available through licensed or hosted models. It includes integrated, best-in-class applications for web self-service, email management, paper/fax management, chat, cobrowsing, SMS, call tracking and resolution, proactive notifications, cross-channel knowledge management, case management and service fulfillment. These robust applications are built on the eGain Service Management Platform (eGain SMPTM), a scalable next-generation framework that includes end-to-end service process management, multichannel, multi-site contact center management, and certified out-of-the-box integrations with leading call center, content, and business systems.

Our applications and platform are built on a service-oriented architecture, using open standards such as J2EE, XML, HTTP, JDBC and Java. They are designed to be modular (each application can be deployed stand-alone) while ensuring complete and simple integration across all applications in the suite. Finally, the eGain application suite comes with certified, out-of-the-box integrations with several third-party call center and business systems through eGain AdaptersTM.

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

•

Offer rapid time to value through flexible deployment options.    Our products are designed to allow companies to deploy on site or in a hosted environment operated and maintained by us. Customers using eGain OnDemandTM, our secure, enterprise-class hosted solution, can take advantage of our on-demand expertise, thereby reducing the need for in-house information technology resources. eGain OnDemand also enables customers to virtually eliminate risk in the purchase process by quickly proving the value of our solution in the hosted mode. Thereafter, we can easily migrate the solution on-site to tightly integrate within the customer’s IT and business infrastructure.

The eGain Strategy

Our objective is to further enhance our position as a leading provider of customer interaction hub software. The key elements of our strategy include:

Enhance and Expand our Leading Integrated, MultiChannel Customer Service Platform.    We believe we are one of the few companies that provide software to enable integrated communication across email, phone, paper, real-time web channels such as chat and cobrowsing, emerging channels such as SMS and multimodal web self-service, including chatbot technology. We have a strong track record of successfully extending our platform through internal development as well as acquisitions and continue to invest in research and development efforts. We believe we were the first company to unify electronic channels of communication by integrating email and real-time web interactions. We also believe we were the first company to offer self-service and knowledge management applications integrated into a complete customer service platform. In addition, our solution is designed to integrate easily with leading CRM, ERP and call center systems, enabling customers to leverage investments in existing systems.

Provide Demonstrable Return on Investment to Customers.    In today’s age of prudent IT investments, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment, or “ROI”, in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from our software. Among the ways we believe our solutions deliver ROI to clients are:

•	Increase self-service adoption through multi-modal web self service

•	Improve contact center agent productivity—in-house, or outsourced or hybrid

•	Ensure compliance and security in customer interactions

•	Enhance customer experience and retention

•	Reduce escalations, field visits and service costs

•	Increase sales through upsell and cross-sell at the point of service

We believe our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

Technology Leadership.    With the creation of our flagship product, eGain Mail, we were the first company to introduce a 100% web-architected solution to address the need for online customer interaction management. Since inception, we have designed our products from the ground up for easy browser access from anywhere at any time, and rapid, flexible deployment via in-house or on-demand options. We intend to maintain our technology leadership by continuing to fine-tune our applications and user interfaces to a service-oriented architecture, or SOA for maximum performance, user adoption and productivity. We believe that the SOA approach provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs than alternative approaches.

Flexible Delivery Options.    We believe that offering our solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ our hosted operations. They may also choose hybrid options such as licensing the software but have it managed by us. Customers choosing to receive hosted access to our solutions can focus on core aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. We believe that we offer the highest level of deployment flexibility among enterprise-class customer service software vendors.

Expand Global Distribution Capabilities.    We intend to expand our global distribution capabilities through our direct sales efforts as well as strategic partnerships with systems integrators, resellers, technology vendors and solution providers. We have sales presence in 18 countries through direct presence and distribution partnerships. We have offices in the United States, United Kingdom, Netherlands, Ireland, Italy and India.

Products and Services

eGain ServiceTM 7.6 Suite of Applications

eGain Service 7.6 is a complete customer service management solution. Built for rapidly implementing next-generation contact-center strategies, it consists of a multichannel customer interaction hub, or CIH platform-eGain CIH Platform and best-of-breed applications for web self-service and the contact center. The suite combines industry best practices and powerful service process management capabilities built on a service-oriented architecture and an industry-leading, browser-based rich user interface. The solution enables unified multichannel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and web sites. The eGain CIH platform centralizes business rules, interactions, knowledge bases, workflow, analytics, administration and integrations in one common foundation, speeding up CIH implementation and time to value, while lowering total cost of ownership, “TCO”

The individual applications in the suite are described below:

•

eGain Mail is an industry-leading solution for processing inbound customer emails and providing mission-critical email customer service, incorporating hundreds of best-practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide our customers a next-generation email management platform for their enterprises. The first email management application designed as a true “application utility,” it can be implemented by corporate IT departments to deliver customer email management capability on-demand to multiple business units within the enterprise. Designed to process very high volumes of email and webform requests, eGain Mail allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. Additional modules include:

•	eGain Secure MailTM to authenticate the customer for secure communication with the business.

•	eGain FaxTM to route, track, and respond to faxes with the same infrastructure that is used to handle emails and webform submissions.

•	eGain SMETM to extend the use of enterprises’ email management infrastructure to other parts of the enterprise with the help of webforms.

•

eGain CalltrackTM is a comprehensive and a flexible phone call logging system. Together with eGain knowledge agent, it provides an integrated solution for phone call logging, tracking and resolution as well as follow—on task management for service fulfillment.

•

eGain ChatTM gives contact center agents a comprehensive set of tools for serving customers in real-time. eGain Chat supports two-way, “follow me” web browsing so that agents and customers can lead each other to specific web pages for faster issue resolution. It also features powerful file-sharing capabilities. The system’s powerful, query-specific routing and workflow maximize both agent productivity and the quality of service delivered.

•

eGain CobrowseTM enables contact center agents to provide high-value, live collaboration options to online customers and prospects. It gives companies the ability to deliver real-time assistance and convert site visitors into profitable, long-term customers. The capabilities include: enabling the agent and the customer to fill out forms together, creation of business rules for specific web pages, and allowing phone agents to provide richer experience by conducting a cobrowse session.

•

eGain Self-ServiceTM is a comprehensive solution supporting what we believe to be the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual agent technology and case tracking. Shaped by our experience with enterprise customers, eGain Self-Service offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain SMPTM. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise.

•

eGain AdviserTM empowers agents—whether they are novice, expert, in-house, or outsourced—to handle complex customer interactions. Agents receive guided help for providing contextual upsell and cross-sell, follow-on service fulfillment, and value-added advice through conversations that are compliant with regulations and corporate best practices. The solution includes a highly flexible user interface, integrated workflow, and interactive process guidance, powered by the eGain Inference® Reasoning Engine, a proven technology used by enterprises for over 15 years.

•

eGain KnowledgeAgentTM empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This product delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. In the course of a natural conversation with the customer, a service agent is guided to the right answer by eGain KnowledgeAgent. Experienced agents can choose additional access models like browse and search to get to the answers in the knowledge base. In addition, this solution, in conjunction with eGain Content AdapterTM, allows an agent to access information stored in external systems.

•

eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, call center telephony or CTI solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. We offer three integration modules: eGain Content AdapterTM, eGain CTI AdapterTM, and eGain Data AdapterTM.

•

eGain CampaignTM is a full-featured, scalable outbound email management solution that offers comprehensive tools for planning, targeting and executing high-volume customer service and direct marketing campaigns. Features of our outbound management software include: targeting the right message to the right person, personalized one-to-one messages, high volume email delivery architecture and the capability to integrate with eGain Service Suite.

•

eGain NotifyTM is a flexible, easy-to-use application for managing and delivering automatic reminders, alerts, and updates at all stages of the customer relationship cycle. It is used to provide proactive customer service by sending alerts to customers via multiple interaction channels such as email, phone and SMS. These alerts could span various stages of a service transaction, a customer’s life event, or a customer’s overall life progression where a business may want to add value by providing contextual customer service.

•

eGain Customer PortalTM delivers a secure, flexible, personalized web self-service gateway through which customers can retrieve information using a standard web browser. This online customer service portal delivers to customers the personal information they want, the way they want to see it, and when they want to see it. Customers can view the top frequently asked questions, manage their own accounts, review open ticket and service issues, and review their communications with the company within a secure, personalized environment.

•	eGain Guided HelpTM customers have instant access to the company’s knowledge base, allowing them to answer questions and troubleshoot problems by themselves when it is convenient for them.

•

eGain MessageCenterTM enables secure and authenticated email communications between the customer and the company. eGain MessageCenter is designed to help businesses provide their customers a secure web-based message center to read emails with confidential and sensitive information. Agent responses are automatically replaced with a dynamically generated URL which directs the customer to a secure message center to retrieve the response. Customers are authenticated before they can view their messages.

•

eGain AutoClassifyTM enables companies to increase response turnaround and significantly improve problem resolution by intelligently categorizing and routing incoming email and other inquiries. It can also be set up to provide auto-suggestions and auto-responses. Powered by the patented eGain Inference® Reasoning Engine, it effectively adds a new “staff member” to the team—one that can handle thousands of messages an hour, 24 x 7, without a break. eGain AutoClassify uses our powerful technology to “understand” the customer’s issue and routes inquiries to queues based on categories and the confidence level assigned to those categories. Customer interactions can be placed into multiple independent categories. For example, messages can be sorted by product type as well as inquiry type.

Hosted Operations

eGain OnDemandTM Hosting is a proven, robust and scalable solution that has been used by enterprise companies to rapidly build customer interaction hubs since 1998. Hosting our applications on servers located in our third party SAS 70 Type II data center allows: rapid deployment of eGain products, including seamless secure access to customer’s in-house data systems; 24 x 7 management of infrastructure, security, servers, operating systems and databases; proprietary management systems to monitor servers and applications allowing for high availability and performance; easy migration from eGain OnDemand to in-house option and vice-versa. Designed with redundancy at all levels, the hosting network eliminates single points of failure. Value-added services include email spam and virus cleaning, post office services, virtual private networks, remote data access, encrypted backups, and test / reporting / warm spare servers. Enterprise customers receive full functionality access of eGain’s application suite through a standard web browser over a secure Internet connection.

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

As of fiscal year ended June 30, 2007 we had approximately 84 professionals providing worldwide services for systems installation, solutions development, application management, and education and support.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. We target our sales efforts at Global 2000 companies. Our North American direct sales organization is based at our corporate headquarters in Mountain View, California, with field sales presence throughout the United States. Internationally, we have field offices in Ireland, Italy, India, the Netherlands and the United Kingdom.

The direct sales force is organized into teams that include both sales representatives and sales consultants. Our direct sales force is complemented by telemarketing representatives.

We also complement our direct sales force with reseller and sales alliances. We believe we are able to leverage additional sales, marketing and deployment capabilities through these alliances.

Marketing and Partner Strategy

Our marketing strategy is to build market awareness that we are a leading provider of customer service and contact center software. We also communicate to the market that we enable Global 2000 companies to transform traditional call centers into multichannel customer interaction hubs that drive down service costs while enhancing customer service experience. Our marketing organization focuses on public relations, analyst relations, marketing communications and demand generation.

We employ a wide range of marketing avenues to deliver our message, including print and Internet advertising, targeted electronic and postal mailing, email newsletters and a variety of trade shows, seminars, webinars and interest groups.

Our marketing group also produces sales tools, including product collateral, customer case studies, demonstrations, presentations and competitive analyses. In addition, the group performs market analyses and conducts focus group and customer reviews to identify and develop key partnership opportunities and product capabilities.

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers, and scaling our business.

As of fiscal year ended June 30, 2007, there were approximately 76 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors including: telecommunications, financial services, insurance, outsourced services, retail, technology, manufacturing and consumer goods. Our revenues are divided between growing medium sized enterprises (companies with up to $250 million in annual revenues) and large enterprises (over $250 million in annual revenues). For the fiscal year ended June 30, 2007, international revenue accounted for 45% and domestic revenue for 55% of total revenue, compared to 51% and 49% respectively for fiscal year 2006 and 49% and 51% respectively for fiscal year 2005.

None of our customers accounted for more than 10% of our revenues in fiscal years 2007, 2006 or 2005.

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., LivePerson, Inc., RightNow Technologies, Inc., Knova, Inc. (a wholly-owned subsidiary of Cosona Corporation), and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and other such broad software companies that may attempt to sell customer service software to their installed base.

We believe competition will continue to be strong as current competitors increase the sophistication of their offerings and with the possibility of new participants entering the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to buy and use their products or services.

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

As of fiscal year ended June 30, 2007, there were approximately 93 employees engaged in worldwide product development activities.

Intellectual Property

We regard our copyrights, service marks, trademarks and similar intellectual property as critical to our success. We rely on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business. We own four patents in the field of case-based reasoning.

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

Employees

As of fiscal year ended June 30, 2007, we had 287 full-time employees, of which 93 were in product development, 84 in services and support, 76 in sales and marketing, and 34 in finance and administration.

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

Our hybrid revenue model may impact our operating results

We have a hybrid delivery model meaning that we offer our solutions on a hosted or license basis to our customers. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

If we fail to improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on the ability of our recently expanded sales force to become more productive. Moreover, many of our competitors have sizeable sales forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, failure of our sales and marketing investments to translate into increased sales volume and enhanced customer relationships may hamper our efforts to achieve profitability. This may impede our efforts to ameliorate operations in other areas of the company and may result in further decline of our common stock price.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., LivePerson, Inc., RightNow Technologies, Inc., Knova, Inc. (a wholly-owned subsidiary of Cosona Corporation) and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

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

We have a history of losses and may not be able to be profitable in the future

We incurred a net loss of $7.7 million for the year ended June 30, 2007. As of June 30, 2007, we had an accumulated deficit of approximately $325.1 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We may not be able to pay our debt and other obligations

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding debt, we would be in default under the terms thereof. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement, we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the relationship. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have and will continue to invest a significant amount of time and resources into this agreement. We have limited control, if any, as to whether Cisco will devote adequate resources to promoting and selling their products that incorporate our technology. For example, to date this OEM agreement has not contributed significantly to our annual revenues. If Cisco changes its strategy, reduces its efforts on our behalf or discontinues or alters its relationship with us, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.

To increase our revenue and implementation capabilities, we must continue to develop and expand relationships with systems integrators. We sometimes rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these systems integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and systems integrators may develop market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated, our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

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

Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business

Generally accepted accounting principles and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments and assumptions. Some of our more significant accounting policies that could be affected by changes in the accounting rules and the related implementation guidelines and interpretations include:

•	recognition of revenues;

•	contingencies and litigation;

•	accounting for income taxes; and

•	stock-based compensation.

Changes in these or other rules, or scrutiny of our current accounting practices, could have a significant adverse effect on our reported operating results or the way in which we conduct our business.

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues increase from levels achieved in fiscal year 2007 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

Difficulties in implementing our products could harm our revenues and margins

We generally recognize license revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from us, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be further delayed or canceled and our costs could increase, causing increased variability in our operating results.

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

Our international operations involve various risks

We derived 45% of our revenues from international sales for the fiscal year 2007 compared to 51% for the fiscal year 2006, and 49% for fiscal year 2005. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

More than 50% of our workforce is employed through eGain’s India subsidiary, and located in India. Of these employees more than 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Fluctuations in exchange rates between the euro, the British pound, the rupee and the U.S. dollar in which we do business, may adversely affect our operating results

We transact business in an international environment. As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. We generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar, including the euro and the British pound and we incur Indian rupee expenses. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict or provide guidance on our results.

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

We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired our ability to generate revenue will be harmed

We regard our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and partners to protect our proprietary rights. We have numerous registered trademarks as well as common law trademark rights in the United States and internationally. In addition, we own several patents in the area of case-based reasoning. We plan to seek additional trademark and patent protection in the future. We do not know if our trademark and patent applications will be granted, or whether they will provide the protection we desire, or whether they will subsequently be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries, where the laws may not protect our proprietary rights as fully as in the United States. Furthermore, our competitors may independently develop technology similar to our technology.

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

Our common stock now trades on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market.

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

Furthermore, the stock market has in the past experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to increase and decline.

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

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of customer communications and data over the Internet could harm our business and reputation

Our customers have in the past experienced some interruptions with the eGain-hosted operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Mountain View, California	Corporate Headquarters	16,000	2011
Pune, India	Corporate Offices	24,331	2010
Gurgaon, India	Corporate Offices	6,400	2009
Slough, England	European Headquarters	7,000	2008

Including a new office in Gurgaon, India which opened in September, 2006, we believe our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), the Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. A petition for rehearing was filed January 5, 2007. The Court of Appeals denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which is expected to be heard in early 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

On February 12, 2004, we filed suit in the Superior Court of the State of California, Santa Clara County against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. On June 25, 2007 we entered into a settlement agreement with Insight Enterprises. Inc. In exchange for a one-time payment that we received in June 2007, we agreed to dismiss the lawsuit with prejudice.

On April 5, 2007, Polaris IP, LLC (“Polaris”) sued eGain, our subsidiary Inference Corp. and certain eGain Customers for patent infringement in the U.S. District Court for the Eastern District of Texas, Marshall Division, which alleged infringement of US patent Nos. 6,411,947 and 6,278,996. After various motions in this patent infringement case and the filing by eGain of a declaratory judgment action in Minnesota, the parties agreed to a settlement, which occurred on September 27, 2007. eGain and eGain related companies obtained a license to certain Polaris patents on terms that allow the license to continue until the expiration of these patents. The parties agreed to dismiss their claims against each other with prejudice. The terms of the settlement included the release and dismissal of our customers named in the litigation.

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

	High	Low
Year Ended June 30, 2007
First Quarter	$1.65	$1.04
Second Quarter	1.80	1.20
Third Quarter	1.45	1.01
Fourth Quarter	1.26	0.94

Year Ended June 30, 2006
First Quarter	$1.00	$0.60
Second Quarter	0.90	0.60
Third Quarter	1.95	0.72
Fourth Quarter	1.75	1.21

Holders

As of September 21, 2007, there were approximately 414 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 5,300 beneficial stockholders of our common stock as of September 21, 2007.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of eGain’s common stock with a Self-Determined Peer Group (the “Peer Group”) and the CRSP Total Return Index for the Nasdaq U.S. and Foreign Stocks (the “Nasdaq Composite Index”) for five years ended June 30, 2007. The graph and table assume that, an investment of $100 in the common stock of eGain, and in each index on June 28, 2002, and that all dividends were reinvested. eGain has not paid or declared any cash dividends on its common stock. eGain’s common stock is traded on the OTC Bulletin Board owned by the Nasdaq Global Market, Inc. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of eGain’s common stock.

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the foregoing information relating to the price performance of our common stock shall not be deemed to be ‘filed’ with the SEC or to be “soliciting material” under the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

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

	Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share information)
Revenue:
License	$3,407	$5,967	$5,960	$4,058	$6,095
Support and Services	19,066	16,597	14,468	15,545	15,989

Total revenue	22,473	22,564	20,428	19,603	22,084
Cost of license	99	231	406	1,646	1,772
Cost of support and services	9,132	6,985	6,215	6,462	8,738
Cost of revenue—acquisition related	—	—	—	—	827

Gross profit	13,242	15,348	13,807	11,495	10,747
Operating costs and expenses:
Research and development	3,973	3,046	2,367	2,942	5,869
Sales and marketing	12,853	9,570	8,855	8,284	9,598
General and administrative	2,884	2,637	3,295	3,447	4,816
Amortization of intangible assets	—	—	—	1,203	1,307
Amortization of deferred compensation	—	—	—	—	157
Restructuring and other	—	—	(922)	23	620

Total operating costs and expenses	19,710	15,253	13,595	15,899	22,367

Income / (Loss) from operations	(6,468)	95	212	(4,404)	(11,620)
Interest expense, net	(1,167)	(1,040)	(954)	(596)	(283)
Other income	72	32	100	106	427

Loss before income tax	(7,563)	(913)	(842)	(4,894)	(11,476)
Income tax	(136)	(146)	—	—	—

Net loss	(7,699)	(1,059)	(842)	(4,894)	(11,476)
Dividends on convertible preferred stock	—	—	(3,732)	(7,384)	(6,890)

Net loss applicable to common stockholders	$(7,699)	$(1,059)	$(4,574)	$(12,278)	$(18,366)

Per share information:
Basic/Diluted net loss per common share	$(0.50)	$(0.07)	$(0.47)	$(3.33)	$(5.01)

Weighted average shares used in computing basic/diluted net loss per common share	15,317	15,308	9,731	3,688	3,664

Below is summary of stock based compensation included in the costs and expenses above:

Cost of support and services	$47	$34	$—	$—	$—
Research and development	39	53	—	—	—
Sales and marketing	127	80	—	—	—
General and administrative	62	95	—	—	—

Total stock-based compensation expense	$273	$262	$—	$—	$—

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,195	$6,916	$4,498	$5,181	$4,407
Working capital	(4,111)	347	794	2,009	(172)
Total assets	15,362	16,105	15,904	15,161	19,038
Deferred revenue	$5,541	$4,259	$4,144	$3,731	$4,333
Long-term debt	11,820	8,729	7,648	6,607	1,974

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to improve our sales results and grow revenue; our failure to compete successfully in the markets in which we do business; the impact of our hybrid revenue model; our history of net losses and our ability to achieve profitability; the adequacy of our capital resources and need for additional financing; the continued lengthy and delayed sales cycles of our goods and services; the development of our strategic relationships and third party distribution channels; broad economic and political instability around the world affecting the market for our goods and services; the continued adoption of customer service and contact center software solutions; our ability to respond to rapid technological change and competitive challenges; our substantial international operations; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We were founded in September 1997. Since inception, we have incurred substantial costs developing our proprietary technological solutions, recruiting and compensating personnel, and purchasing operating assets. In response to our revenues declining during fiscal years 2001 through 2004, we took actions to reduce overall expense rates. In fiscal year 2005, we started to make modest increases in sales and marketing investments and as a result of these actions, net revenues increased to $22.6 million in fiscal year 2006 from $20.4 in fiscal year 2005. In addition, we had income from operations of $95,000 in fiscal year 2006 and income from operations of $212,000 in fiscal year 2005. Our recorded net cash provided from operating activities of $3.0 million in fiscal year 2006 compared to net cash used in operating activities of $1.1 million in fiscal year 2005.

Based upon the increased revenues and income from operations in fiscal years 2006 and 2005 as well as the positive cash flow from operating activities in fiscal year 2006, we made increased investments in our business in fiscal year 2007 including an expansion of the product and sales and marketing teams. This investment was driven in part by the OEM agreement we signed with Cisco Systems in August 2006. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. Given that the agreement required us to make significant product customizations before delivery to Cisco, there were limited sales of the OEM product in fiscal year 2007. The investment we made in our sales and marketing teams did not convert into revenue in fiscal year 2007 due to the ramp up time of the new sales personnel and the shift in our mix of customer contracts from license arrangements toward hosting arrangements. In fiscal year 2007, we recorded revenue of $22.5 million, loss from operations of $6.5 million and net cash used in operations of $2.8 million. We anticipate an increase in revenue in fiscal year 2008 from the new business generated by our direct sales team, royalties from the Cisco OEM agreement and the recognition of deferred revenue. As of June 30, 2007 our cash and cash equivalents were $6.2 million compared to $6.9 million on June 30, 2006.

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. We intend to continue to make investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We have only achieved profitability on an operating basis in fiscal years 2006 and 2005, and in view of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction we evaluate the transaction to determine if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2, or for a hosting transaction, Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For professional services, where the services are not essential to the functionality, the services revenues are recognized in accordance with SOP 97-2. If the services are essential to the functionality, the services revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”).

When licenses are sold together with system implementation and consulting services, license fees are recognized upon delivery, generally the date of electronic transmission or shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, and have vendor specific objective evidence on all of the undelivered elements, we use the residual method to recognize revenue. Under the residual method revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is then allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 4 % in fiscal 2007 and 10% in fiscal 2006. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances or extended payment terms.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality of the software, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract, where services are not essential to the functionality, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts. If the fixed fee services are essential to the functionality, we recognize the revenue using contract accounting.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 4% for the fiscal year ended June 30, 2007, and is all related to professional services revenue.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that are billable are invoiced and recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of our customer hosting relationship to be 20 months, based on the average life of all hosting customer relationships.

If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described above under “Professional Services Revenue”. If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary simplified method to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review April 1 every year and we have found no impairment in the last three years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilize different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Fiscal Year
	2007	2006	2005
Revenue:
License	15%	26%	29%
Support and Services	85%	74%	71%

Total revenue	100%	100%	100%
Cost of license	0%	1%	2%
Cost of support and services	41%	31%	30%

Gross profit (loss)	59%	68%	68%
Research and development	18%	13%	12%
Sales and marketing	57%	42%	43%
General and administrative	13%	12%	16%
Restructuring and other	—	—	(4)%

Total operating costs and expenses	88%	67%	67%

Income / (Loss) from operations	(29)%	1%	1%

Revenue

Total revenue, which consists of license revenue and support and services revenue, was $22.5 million, $22.6 million, and $20.4 million, in fiscal years 2007, 2006, and 2005, respectively. In fiscal year 2007, total revenue remained substantially unchanged from fiscal year 2006. In fiscal year 2006, total revenue increased 10%, or $2.1 million compared to fiscal year 2005. The unchanged total revenue in fiscal year 2007 was primarily due to the increase in support and services revenue offset by the decrease in license revenue. The increase in total revenue in fiscal year 2006 was also primarily due to the increase in support and services revenue.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest and our projected increase in sales and marketing activities we anticipate total revenue to increase over the next fiscal year. There is however general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. For example, in fiscal year 2007 we deferred license revenue of $2.1 million due to the complexity of three large transactions we executed in the fourth quarter of fiscal year 2007 and our revenue in fiscal year 2006 was impacted by an anticipated large transaction that moved into fiscal year 2007. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was over 39% and 30 % for the fiscal years 2007 and 2006, respectively. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Revenue:
License	$3,407	$5,967	$5,960	$(2,560)	(43)%	$7	0%
Percentage of total revenue	15%	26%	29%

License revenue was $3.4 million, $6.0 million, and $6.0 million in fiscal years 2007, 2006, and 2005, respectively. This represents a decrease of 43% or $2.6 million in fiscal year 2007 from fiscal year 2006 and no change in fiscal year 2006 compared to fiscal year 2005. The decrease in fiscal year 2007 was primarily due in part to: (i) the shift in our customer’s buying patterns resulting in an increase in new hosting business and (ii) the deferral of revenue for three large license transactions totaling $2.1 million in the fourth quarter of fiscal year 2007. Even though license revenue decreased in fiscal year 2007, the size of license deals signed in fiscal year 2007 increased from fiscal year 2006. The total of the three largest license contracts signed in fiscal year 2007 was $3.8 million including two transactions over $1.0 million and one of approximately $800,000 compared to two license transactions over $1.0 million in fiscal year 2006. License revenue represented 15%, 26% and 29% of total revenue for the fiscal years 2007, 2006 and 2005, respectively. Given the general unpredictability of the length of current sales cycles and the mix of new hosting and license business, license revenue may increase or decrease in the future but we anticipate license revenues to increase in fiscal year 2008.

Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Revenue:
Hosting services	$4,356	$3,658	$3,502	$698	19%	$156	4%
Maint. and support services	$8,832	$8,431	$7,957	$401	5%	$474	6%
Professional services	$5,878	$4,508	$3,009	$1,370	30%	$1,499	50%

Total support and services	$19,066	$16,597	$14,468	$2,470	15%	$2,129	15%
Percentage of total revenue	85%	74%	71%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue was $19.1 million, $16.6 million and $14.5 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 15% or $2.5 million in fiscal year 2007 compared to fiscal year 2006 and an increase of 15% or $2.1 million in fiscal year 2006 compared to fiscal year 2005. Support and services revenue represented 85%, 74% and 71% of total revenue for the fiscal years 2007, 2006 and 2005, respectively.

Hosting revenue was $4.4 million, $3.7 million and $3.5 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 19% or $698,000 in fiscal year 2007 compared to 4% or $156,000 in fiscal year 2006 compared to fiscal year 2005. Hosting revenues increased year-over-year from fiscal year 2006 to fiscal year 2007 due primarily to the increased size of new hosting contracts with larger enterprises. There were two new large hosting contracts totaling over $2.5 million in fiscal year 2007 compared to four new hosting contracts over $100,000 in fiscal year 2006 and three new hosting contracts over $100,000 in fiscal year 2005. We expect hosting revenue to increase in fiscal year 2008 based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue was $8.8 million, $8.4 million and $8.0 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 5% or $401,000 compared to fiscal year 2006 and an increase of 6% or $474,000 in fiscal year 2006 compared to fiscal year 2005. The increase in fiscal year 2007 was primarily due to the change in the exchange rate between the US dollar and British pound. The increase in fiscal year 2006 was due to the increase of license revenue in the first three quarters in of the fiscal year compared to the comparable year-ago period while renewal rates for existing customers improved in fiscal year 2006 when compared to renewal rates for fiscal year 2005. We expect maintenance and support revenue to increase in fiscal year 2008 based upon current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue was $5.9 million, $4.5 million and $3.0 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 30% or $1.4 million in fiscal year 2007 compared to fiscal year 2006 and an increase of 50% or $1.5 million in fiscal year 2006 compared to fiscal year 2005 . The increase in fiscal year 2007 was primarily due to (i) approximately $911,000 of services delivered associated with the OEM Agreement we entered into with Cisco Systems in August 2006, (ii) our increased focus in selling our products and services to larger organizations has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations, contributing to an increase of approximately $600,000 in North America. The increase in fiscal year 2006 was primarily due to (i) our continued focus in selling our products and services to larger organizations that has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations, and (ii) existing customers upgrading to our eGain Service 7TM product.

In fiscal years 2007, 2006 and 2005, no single customer accounted for more than 10% of total revenue.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Cost of revenue	$9,231	$7,216	$6,621	$2,015	28%	$595	9%
Percentage of total revenue	41%	32%	32%
Gross Margin	59%	68%	68%

Total cost of revenue was $9.2 million, $7.2 million and $6.6 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 28% or $2.0 million in fiscal year 2007 compared to fiscal year 2006 and an increase of 9% or $595,000 in fiscal year 2006 compared to fiscal year 2005. Total cost of revenue as a percentage of total revenues was 41% (a gross margin of 59%) in fiscal year 2007 as compared to 32% (a gross margin of 68%) in fiscal year 2006. The increase in fiscal year 2007 was primarily due to (i) the research and development personnel cost related to the Cisco OEM agreement of approximately $699,000, (ii) increased personnel expenses of $629,000 from the additional headcount from our operations in North America and India (iii) the increase in hosting related cost of approximately $177,000 and depreciation and software expenses of $204,000, and (iv) an increase in European expenses of approximately $229,000 related to the change in the exchange rate between the U.S. dollar and British pound.

Gross margin for fiscal year 2007 was 59% compared to 68% from the last year. The mix between license revenue and support and services revenue was the primary reason for the overall decrease in the gross margin.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Cost of license	$99	$231	$406	$(132)	(57)%	$(175)	(43)%
Percentage of license revenue	3%	4%	7%
Gross Margin	97%	96%	93%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $99,000, $231,000 and $406,000 in fiscal years 2007, 2006 and 2005, respectively. This represented a decrease of 57% or $132,000 in fiscal year 2007 compared to 2006 and a decrease of 43% or $175,000 in fiscal year 2006 compared to fiscal year 2005. Total cost of license decreased as a percentage of total license revenues to 3% in fiscal year 2007 as compared to 4% in the fiscal year 2006 but the gross margin increased to 97% in fiscal year 2007 as compared to 96% in fiscal year 2006. The decrease in fiscal year 2007 and 2006 were due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. As part of our ongoing product development strategy, eGain Service 7 has less third-party software built into it than prior product releases and therefore lower corresponding costs for third-party intellectual property. We anticipate cost of license as a percentage of revenue to remain relatively constant in future periods, but to increase or decrease in absolute dollars based upon the increase or decrease in our license revenue in future periods.

Cost of Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Cost of support and services	$9,132	$6,985	$6,215	$2,147	31%	$770	12%
Percentage of supp. and serv. revenue	48%	42%	43%
Gross Margin	52%	58%	57%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM arrangement is being accounted for under the contract accounting method per paragraph 65 of SOP 97-2 and a zero estimate of profit is being used in calculating revenue, we recorded costs associated with this agreement of approximately $911,000 for fiscal year 2007. The majority of the services delivered in connection with this agreement have been performed by research and development personnel totaling approximately $680,000 and the remainder being performed by services and sales personnel totaling approximately $231,000.

Total cost of support and services was $9.1 million, $7.0 million, and $6.2 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 31% or $2.1 million in fiscal year 2007 compared to fiscal year 2006 and an increase of 12% or $770,000 in fiscal year 2006 compared to fiscal year 2005. Total cost of support and services as a percentage of total support and services revenue was 48% (a gross margin of 52%) in the fiscal year 2007 compared to 42% (a gross margin of 58%) in the fiscal year 2006 period and 43% (a gross margin of 57%) in the fiscal year 2005 period. The increase in fiscal year 2007 was primarily due to (i) the research and development personnel cost related to the Cisco OEM agreement of approximately $699,000, (ii) increased personnel expenses of $627,000 from the additional headcount from our operations in North America and India, (iii) the increase in hosting costs of approximately $177,000 and depreciation and software expenses of $204,000, and (iv) an increase in European expenses of approximately $229,000 related to the change in the exchange rate between the U.S. dollar and British pound. The increase in fiscal year 2006 was primarily due to an increase of personnel costs by $340,000 associated with delivering the increased professional services engagements and an increase of $130,000 in depreciation expense related to the addition of hosting equipment. Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods but for the gross margins to remain relatively constant in future periods while we continue to account for the Cisco OEM agreement under a zero estimate of profit.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Research and Development	$3,973	$3,046	$2,367	$927	30%	$679	29%
Percentage of total revenue	18%	13%	12%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $4.0 million, $3.0 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 30% or $927,000 in the fiscal year 2007 compared to fiscal year 2006 and an increase of 29% or $679,000 in fiscal year 2006 compared to fiscal year 2005. Total research and development expenses as a percentage of total revenues was 18% in the fiscal year 2007 compared to 13% in the fiscal year 2006 period. The increase in fiscal year 2007 was primarily due to (i) increased personnel and personnel-related costs of $1.1 million and (ii) an increase of $423,000 in outside consulting expenses. The increase was partially offset by the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services. The increase in fiscal year 2006 was primarily due to increased costs in our eGain India operations. This included an increase of approximately $130,000 in outside consulting services and an increase of approximately $518,000 in personnel costs related to (i) a 40% increase in research and development headcount, and (ii) salary adjustments for our existing employees. The increase is consistent with our continued commitment to invest in product innovation. Based upon our current product development plans we anticipate an increase in research and development expense in fiscal year 2008, primarily due to an increase in personnel costs.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Sales	$10,673	$7,846	$7,051	$2,827	36%	$795	11%
Marketing	$2,180	$1,724	$1,804	$456	26%	$(80)	(4)%
Total Sales and Marketing	$12,853	$9,570	$8,855	$3,283	34%	$715	8%
Percentage of total revenue	57%	42%	43%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $12.9 million, $9.6 million and $8.9 million in fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 34% or $3.3 million in fiscal year 2007 compared to fiscal year 2006 and an increase of 8% or $715,000 in fiscal year 2006 compared to fiscal year 2005. Total sales and marketing expenses as a percentage of total revenues was 57% in the fiscal year 2007 compared to 42% in the fiscal year 2006.

Total sales expense was $10.7 million for fiscal year 2007 compared to $7.8 million for fiscal year 2006 and $7.0 million for the fiscal year 2005. The increase in fiscal year 2007 was primarily due to the increased personnel and personnel related costs of approximately $2.5 million and an increase in European expenses of approximately $338,000 related to the change in the exchange rate between the U.S. dollar and British pound.

The increase in fiscal year 2006 was primarily due to an increase in personnel costs related to the expansion of our sales force that was partially offset by the reduced expenses resulting from the closure of our Japan office in fiscal year 2005. As part of the sales expansion, we hired a new vice president of worldwide sales in December 2005 who reorganized the sales force to focus our sales efforts towards our target market: larger enterprise customers with a need for our customer interaction solutions. As part of this expansion the tele-marketing sales group that had previously been managed within the marketing group moved under the responsibility of sales management. The increase in sales personnel costs related to the tele-marketing group was approximately $123,000 and $140,000 in fiscal years 2007 and 2006 respectively.

Total marketing expenses were $2.2 million, $1.7 million and $1.8 million in fiscal years 2007, 2006 and 2005 respectively. The overall increase in fiscal year 2007 was primarily due to the increase in lead generation and marketing programs as well as the expansion of the marketing groups in both Europe and India. We maintained the level of spending in our lead generation and marketing programs in fiscal years 2006 and 2005; however, the overall marketing costs decreased by $100,000 due in part to the shift of the tele-marketing sales group from marketing into sales expense in the first part of fiscal year 2006.

We expect sales and marketing expenses to remain constant in fiscal year 2008 as the planned expansion of our sales team for fiscal year 2007 is complete.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
General and administrative	$2,884	$2,637	$3,295	$247	9%	$(658)	(20)%
Percentage of total revenue	13%	12%	16%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $2.9 million, $2.6 million and $3.3 million in the fiscal years 2007, 2006 and 2005, respectively. This represented an increase of 9% or $247,000 in fiscal year 2007 compared to fiscal year 2006 and a decrease of 20% or $658,000 in fiscal year 2006 compared to fiscal year 2005. Total general and administrative expenses as a percentage of total revenues increased to 13% in fiscal year 2007 as compared to 12% in the fiscal year 2006 period. The increase in fiscal 2007 was primarily due to (i) increased legal expense of $171,000, (ii) an increase of $115,000 in personnel expenses related to additional headcount and compensation increase for the North America and India operations and (iii) an increase in bad debt expense of $101,000 that was primarily related to increased specific reserves for overdue accounts in our European Receivables and was partially offset by (i) a decrease in sales tax expense by $94,000 and (ii) D&O insurance premiums reduced by $83,000. The decrease in fiscal year 2006 compared to fiscal year 2005 was primarily due to a decrease in personnel costs, the reduction in bad debt expenses, a reduction in legal fees and a reduction in premiums for directors’ and officers’ liability insurance. The decrease in personnel costs of $190,000 was mainly due to the reduction in personnel in Europe in the third quarter of fiscal year 2005. The bad debt expense reduction of $170,000 was primarily due to the reduction in the bad debt provision, related to the successful collection efforts that resulted in the reduced accounts receivable balance as of June 30, 2006 compared to June 30, 2005. Legal fees decreased by $141,000 primarily due to the increased legal fees in fiscal year 2005 associated with the conversion of all outstanding Series A Preferred Stock and accreted dividends into common stock in December 2004. Directors’ and officers’ liability insurance premiums decreased by $121,000. Based upon current revenue expectations, we anticipate general and administrative expenses to increase in fiscal year 2008.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we performed an annual goodwill impairment review on April 30 every year, and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2007, 2006 and 2005, we did not have any such losses.

Valuation and Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30,
	2007	2006	Change	%
	(in thousands)
Cost of support and services	$47	$34	$13	28%
Research and development	$39	$53	$(14)	(26)%
Sales and marketing	$127	$80	$47	59%
General and administrative	$60	$95	$(35)	(37)%

Total Stock-Based Compensation	$273	$262	$11	4%
Percentage of total revenue	1%	1%

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

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in fiscal year 2008.

Restructuring and Other Expense

There was no restructuring and other expense for the fiscal year’s 2007 or 2006, compared to a net restructuring benefit of $944,000 in fiscal year 2005. All past restructuring activities were completed and paid in full as of September 30, 2005.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(in thousands)
Operating income / (loss)	$(6,468)	$95	$212	$(6,563)	(6908)%	$117	(55)%
Operating margin	(49)%	1%	1%

Loss from operations was $6.5 million in fiscal year 2007 compared to income of $95,000 in fiscal year 2006 and income of $212,000 in fiscal years 2006 and 2005, respectively. This represented a decrease of $6.6 million in fiscal year 2007 compared to fiscal year 2006 and a decrease of $117,000 in fiscal year 2006 compared to fiscal year 2005. The operating margin was a negative 49% in fiscal year 2007 and 1% in the fiscal year 2006 compared to a 1% margin in fiscal year 2005. The operating loss in fiscal 2007 was primarily related to (i) the increased cost from our investment in research and development and expansion of the sales team and (ii) the shift in our customer’s buying patterns that resulted in an increase in new hosting business as percentage of total new business booked in fiscal year 2007, where the hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. The most significant changes in operating income in fiscal year 2006 compared to fiscal year 2005 were that no restructuring expense was recorded in fiscal year 2006 compared to a restructuring benefit of $944,000 recorded in fiscal year 2005 and stock based compensation expense of $262,000 was recorded in fiscal year 2006 where none was recorded in fiscal year 2005.

Interest Income

Interest income consists of interest earned on cash, cash equivalents, and short-term investments. Interest income was $96,000, $83,000 and $44,000 in fiscal years 2007, 2006 and 2005, respectively. The increase in fiscal year 2007 compared to fiscal years 2006 and 2005 was primarily due to an increase in interest rates.

Interest Expense and Other Income (Expense)

Interest expense was $1.2 million, $1.1 million and $998,000 in fiscal years 2007, 2006 and 2005, respectively. This represents an increase of 12% or $138,000 in fiscal year 2007 compared to fiscal year 2006 and an increase of 13% or $126,000 in fiscal year 2006 compared to fiscal year 2005. The increase was primarily due to an increase in the compound interest rate applied to the related party notes balance.

Other income was $72,000 in fiscal year 2007 compared to other income of $32,000 in fiscal year 2006 and other expense of $100,000 in fiscal year 2005. The other income in fiscal year 2007 was primarily from a foreign exchange gain related to the payments from international trade receivables.

Related Party Transactions

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. Each five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. On June 29, 2007, we entered into an agreement that amends and restates the 2002 and 2003 notes with Mr. Roy pursuant to which he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of June 30, 2007 was $8.1 million. As of June 30, 2007, warrants to purchase 462,099 shares of common stock related to these financings were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2007 was $3.5 million. As of June 30, 2007, there were no warrants outstanding related to this financing.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us for our fiscal year ending June 30, 2007. We adopted SAB 108 and there was no material effect on our consolidated financial statements.

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

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the potential impact of FIN 48 on its consolidated financial position and results of operations but we do not expect any material impact upon adoption on July 1, 2007.

Liquidity and Capital Resources

Overview

Based upon the increased revenues and income from operations in fiscal years 2006 and 2005 as well as the positive cash flow from operating activities in fiscal year 2006, we made increased investments in our business in fiscal year 2007 including the expansion in our product and sales and marketing teams. This investment was driven in part by the OEM agreement we signed with Cisco Systems in August 2006. Resulting from these investments we recorded a net loss from operations in fiscal year 2007 compared to a net income from operations in both fiscal years 2006 and 2005. In addition, net cash used in operating activities was $2.8 million compared to net cash provided by operating activities of $3.0 million in fiscal year 2006 and net cash used in operating activities of $1.1 million in fiscal year 2005. To assist in the financing of our operating activities in fiscal year 2007, on June 29, 2007 we borrowed an additional $2.0 million from Ashutosh Roy, our chief executive officer. As of June 30, 2007 our cash and cash equivalents were $6.2 million compared to $6.9 million on June 30, 2006 and $4.5 million on June 30, 2005. As of June 30, 2007 we had a negative working capital of $4.1 million, compared to working capital of $347,000 at June 30, 2006. As of June 30, 2007, $5.5 million of our current liabilities consisted of current deferred revenue compared to $4.3 million on June 30, 2006. Based upon our fiscal year 2008 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we will need to reduce costs, issue equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

If adequate funds are not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new hosting and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of June 30, 2007 was $8.1 million. As of June 30, 2007, warrants to purchase 462,099 shares of common stock were vested and outstanding.

In December 2006, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 4—Bank Borrowings). The Credit Facility provides for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. SVB has agreed to forebear any non compliance through June 30, 2007. We are currently in discussions with SVB regarding possible changes to the financial covenants.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of June 30, 2007 was $3.5 million. As of June 30, 2007, no warrants were outstanding.

Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash used in operating activities was $2.8 million in fiscal year 2007 compared to net cash provided by operating activities of $3.0 million in fiscal year 2006 and net cash used in operating activities of $1.1 million in fiscal year 2005. The net cash provided by or used in operating activities consisted primarily of net income or loss, plus non-cash expenses related to depreciation, accrued interest and amortization of discount on related party notes, and the net change in operating assets and liabilities. It also included a non-cash charge of stock-based compensation starting in fiscal year 2006. Our net loss in 2007 was $6.6 million higher than 2006 and a principal reason for the decline in operating cash flow.

The net change in operating assets and liabilities in fiscal year 2007 primarily consisted of the increases in deferred revenue by $1.1 million, accrued compensation by $576,000, accounts payable by $522,000 and a decrease of $344,000 in accounts receivables. The significant increase in deferred revenue primarily consists of increases in deferred hosting and consulting services which was due to an increase in prepayments from larger hosting customers and an increase in deferred hosting implementation services that will be recognized over the estimated life of the hosting arrangements. The increase in accrued compensation was associated with the increased commission resulting from the increase in new license and hosting contracts in the fourth quarter of fiscal year 2007, when compared to new contracts in the fourth quarter of fiscal year 2006. Accounts payable increase was related to the increased operating costs and expense from the investments in our business. The decrease in accounts receivables was primarily due to the continued improvement of our collection efforts proven by the reductions in days sales outstanding to 30 days for the quarter ended June 30, 2007 from 37 days for the comparable quarter a year ago.

The net change in operating assets and liabilities in fiscal year 2006 primarily consisted of the decreases in accounts receivable by $2.5 million, prepaid and other current assets by $493,000, and an increase in other assets by $290,000. The significant decrease in accounts receivable was primarily due to the improvement of collections reflected by a days sales outstanding of 37 days for the quarter ended June 30, 2006 compared to 71 days for the quarter ended June 30, 2005. The decrease in prepaid and other assets was primarily due to the reduction in the amortization of prepaid royalties resulting from the expiration of certain royalty agreements and the refund of income tax in eGain India.

To operate a cash-positive business depends on our ability to realize the benefits from the increased investments we made in fiscal year 2007, including those made in connection with the Cisco OEM agreement, by increasing the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $722,000 in fiscal year 2007 compared to $840,000 in fiscal year 2006 and $616,000 in fiscal year 2005. Cash used in investing activities in both fiscal years 2006 and 2005 were due to the purchases of equipment.

Net cash provided by financing activities was $2.7 million, $123,000 and $1.2 million in fiscal years 2007, 2006 and 2005, respectively. Cash provided by financing activities in fiscal year 2007 consisted primarily of proceeds from related party notes payable and proceeds from new bank borrowing, partially offset by the payments on existing bank borrowings. Cash provided by financing activities in fiscal year 2006 and 2005 consisted primarily of proceeds from new bank borrowing, partially offset by the payments on existing bank borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission regulations.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of June 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30, 2007					Thereafter	Total
	2008	2009	2010	2011	2012
Operating leases	758	619	256	171	—	—	1,804
Bank borrowings	2,293	167	—	—	—	—	2,460
Related party notes payable	—	14,614	—	—	—	—	14,614
Co-Location	372	54	—	—	—	—	426

Total	3,423	15,454	256	171	—	—	19,304

The total related party notes payable of $8.5 million with interest payable of $6.1 million will be due in fiscal year 2009.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2007. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005
	(in thousands)
Consolidated Statements of Operations Data:

Revenue:
License	$322	$599	$850	$1,635	$718	$1,859	$2,013	$1,377
Support and services	5,073	4,794	4,833	4,368	4,480	4,275	3,996	3,846

Total revenue	5,395	5,393	5,683	6,003	5,198	6,134	6,009	5,223
Cost of license	20	20	18	41	16	29	133	53
Cost of support and services	2,613	2372	2,206	1,941	1,855	1,828	1,578	1,724

Gross profit	2,762	3,001	3,459	4,021	3,327	4,277	4,298	3,446

Operating costs and expenses:
Research and development	1,182	933	833	1,025	847	782	704	713
Sales and marketing	3,484	3,161	2,921	3,287	2,597	2,588	2,258	2,127
General and administrative	659	802	484	940	684	585	739	629

Total operating costs and expenses	5,325	4,896	4,238	5,252	4,128	3,955	3,701	3,469

Income / (Loss) from operations	(2,563)	(1,895)	(779)	(1,231)	(801)	322	597	(23)
Interest expense, net	(329)	(294)	(276)	(270)	(260)	(267)	(259)	—
Other income(expense), net	42	11	(5)	27	21	6	1	—

Income / (Loss) before income tax	(2,850)	(2,178)	(1,060)	(1,474)	(1,040)	61	299	—
Income tax	(64)	(3)	(54)	(15)	(55)	27	(54)	—

Net income / (loss)	(2,914)	(2,181)	(1,114)	(1,489)	(1,095)	88	245	(297)

Net loss applicable to common stockholders	$(2,914)	$(2,181)	$(1,114)	$(1,489)	$(1,095)	$88	$245	$(297)

Per share information:
Basic and diluted net income / (loss) per common share	$(0.19)	$(0.14)	$(0.07)	$(0.10)	$(0.07)	$0.01	$0.02	$(0.02)

Shares used in computing basic and diluted net income / ( loss) per common share	15,322	15,317	15,315	15,314	15,312	15,305	15,302	15,302

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expense has not been material. Identifiable assets denominated in foreign currencies at June 30, 2007 totaled approximately $3.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound and the Rupee. Based on our overall foreign currency rate exposure at June 30, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2007 and 2006

eGain Communications Corporation

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2007. We have also audited the schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly in all material respects, the information set forth there in.

As discussed in Note 1 to the financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.”

(Signed BDO Seidman, LLP)

San Francisco, California

September 27, 2007

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,195	$6,916
Restricted cash	13	12
Accounts receivable, less allowance for doubtful accounts of $221and $120 at June 30, 2007 and 2006, respectively	1,790	2,151
Prepaid and other current assets	662	623

Total current assets	8,660	9,702
Property and equipment, net	1,336	1,169
Goodwill	4,880	4,880
Other assets	486	354

	$15,362	$16,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,557	$989
Accrued compensation	1,884	1,254
Accrued liabilities	1,496	1,156
Deferred revenue	5,541	4,259
Bank borrowings	2,293	1,697

Total current liabilities	12,771	9,355
Related party notes payable	11,653	8,652
Bank borrowings, net of current portion	167	77
Other long term liabilities	185	217

Total liabilities	24,776	18,301

Commitments and contingencies (notes 6 and 9)

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000 shares authorized, 15,322 and 15,314 shares issued and outstanding at June 30, 2007 and 2006	15	15
Additional paid-in capital	316,202	315,736
Notes receivable from stockholders	(77)	(74)
Accumulated other comprehensive loss	(438)	(456)
Accumulated deficit	(325,116)	(317,417)

Total stockholders’ deficit	(9,414)	(2,196)

	$15,362	$16,105

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2007	2006	2005
Revenue:
License	$3,407	$5,967	$5,960
Support and services	19,066	16,597	14,468

Total revenue	22,473	22,564	20,428
Cost of license	99	231	406
Cost of support and services	9,132	6,985	6,215

Gross profit	13,242	15,348	13,807

Operating costs and expenses:
Research and development	3,973	3,046	2,367
Sales and marketing	12,853	9,570	8,855
General and administrative	2,884	2,637	3,295
Restructuring and other	—	—	(922)

Total operating costs and expenses	19,710	15,253	13,595

Income (loss) from operations	(6,468)	95	212
Interest (expense), net	(1,167)	(1,040)	(954)
Other income (expense)	72	32	(100)

Loss before Income Tax	(7,563)	(913)	(842)
Income Tax	(136)	(146)	—

Net loss	(7,699)	(1,059)	(842)
Dividends on convertible preferred stock	—	—	(3,732)

Net loss applicable to common stockholders	$(7,699)	$(1,059)	$(4,574)

Per share information:
Basic net (loss) per common share	$(0.50)	$(0.07)	$(0.47)
Diluted net (loss) per common share	$(0.50)	$(0.07)	$(0.47)

Weighted average shares used in computing basic net income / (loss) per common share	15,317	15,308	9,731

Weighted average shares used in computing diluted net income / (loss) per common share	15,317	15,308	9,731

Below is a summary of stock based compensation included in the costs and expenses above :
Cost of support and services	$47	$34	$—
Research and development	39	53	—
Sales and marketing	127	80	—
General and administrative	60	95	—

Total stock-based compensation expense	$273	$262	$—

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
BALANCES AT JUNE 30, 2004	1	$108,755	3696	$4	$206,721	$(94)	$(290)	$(315,516)	$(420)

Dividends on convertible preferred stock	—	3732	—	—	(3,732)	—	—	—	—
Conversion of preferred stock to common stock	(1)	(112,487)	11,591	11	112,476	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1	—	2	0	—	—	2
Interest on stockholders note	—	—	—	—	—	(4)	—	—	(4)
Write-off terminated employees loan	—	—	—	—	—	26	—	—	26
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(842)	(842)	$(842)
Foreign currency translation adjustments	—	—	—	—	—	—	(166)	—	(166)	(166)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(1,008)

BALANCES AT JUNE 30, 2005			15,288	15	$315,467	$(72)	$(456)	$(316,358)	$(1,404)

Issuance of common stock upon exercise of stock options, net of repurchases	—	—	22	—	5	—	—	—	5
Issuance of common stock under stock purchase plan	—	—	4	—	2	—	—	—	2
Interest on stockholder notes	—	—	—	—	—	(2)	—	—	(2)
Stock based compensation FAS 123R	—	—	—	—	262	—	—	—	262
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,059)	(1,059)	$(1,059)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(1,059)

BALANCES AT JUNE 30, 2006	—	—	15,314	$15	$315,736	$(74)	$(456)	$(317,417)	$(2,196)

Interest on stockholder notes	—	—	—	—	—	(3)	—	—	(3)
Exercise of Common Stock	—	—	8	—	6				6	—
Stock Based Compensation FAS 123R	—	—	—	—	273	—	—	—	273
Warrant on related party note	—	—		—	187	—	—	—	187
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,699)	(7,699)	$(7,699)
Foreign Currency translation adjustments	—	—	—	—	—	—	18	—	18	18

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(7,681)

BALANCES AT JUNE 30, 2007	—	$—	15,322	$15	$316,202	$(77)	$(438)	$(325,116)	$(9,414)

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,699)	$(1,059)	$(842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	645	413	326
Loss / (gain) on disposal of fixed assets	—	—	22
Stock based compensation	273	262	—
Provision for doubtful accounts and sales returns, net	101	(146)	128
Accrued interest and amortization of discount on related party notes	1,189	1,074	973
Changes in operating assets and liabilities
Accounts receivable	344	2,475	(1,842)
Prepaid and other current assets	(158)	493	283
Other assets	57	(290)	273
Accounts payable	522	(125)	73
Accrued compensation	576	(145)	621
Other accrued liabilities	219	(17)	(145)
Accrued restructuring	—	(17)	(1,333)
Deferred revenue	1,127	111	413
Other long term liabilities	(32)	(13)	(13)
Other	—	2	(1)

Net cash provided by (used in) operating activities	(2,836)	3,018	(1,064)
Cash flows from investing activities:
Purchases of property and equipment	(722)	(840)	(616)

Net cash used in investing activities	(722)	(840)	(616)
Cash flows from financing activities:
Payments on borrowings	(7,476)	(5,835)	(3,386)
Payments on capital lease obligations	—	—	(9)
Proceeds from borrowings	8,162	5,953	4,534
Proceeds from related party notes payable	2,000	—	—
Write-off terminated employee’s loan, net of interest	—	—	22
Proceeds from issuance of common stock, net of repurchases	6	5	2

Net cash provided by financing activities	2,692	123	1,163
Effect of exchange rate differences on cash	145	117	(166)

Net (decrease) increase in cash and cash equivalents	(721)	2,418	(683)
Cash and cash equivalents at beginning of year	6,916	4,498	5,181

Cash and cash equivalents at end of year	$6,195	$6,916	$4,498

Supplemental cash flow disclosures:
Cash paid for interest	$72	$60	$26
Cash paid for income taxes	136	83	—

Non cash item:
Conversion of preferred stock to common stock	$—	$—	$112,486

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business Liquidity and Basis of Presentation

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2007, we had $6.2 million of cash and cash equivalents on hand, a stockholders’ deficit of $9.4 million, and an accumulated deficit of $325.1 million. Our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through September 30, 2008 (unaudited). However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to generate sufficient revenues and operating profits and unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

Cash and Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2007 and 2006, we had only cash deposits at banks.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents was $6.2 million as of June 30, 2007 which exceeded the FDIC limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the fiscal years ended June 30, 2007, 2006 and 2005, no single customer accounted for more than 10% of total revenue.

Sales to customers outside of North America accounted for $10.2 million, $11.6 million and $10.0 million of our total revenue in the fiscal years 2007, 2006 and 2005, respectively.

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

Goodwill and Other Intangible Assets

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and ceased amortization of goodwill and began reviewing it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of SFAS 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the asset’s estimated useful life, which ranges from three to four years. The amortizable intangibles were fully amortized in fiscal year 2004 and remaining intangibles are for goodwill only. We performed annual impairment reviews for fiscal years 2007, 2006 and 2005 and found no impairment.

Impairment of Long-Lived Assets

In connection with the goodwill impairment evaluation provisions of SFAS 142, we performed an annual goodwill impairment review at April 1 every year and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2007 and 2006, we did not have any such losses.

Revenue Recognition

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction we evaluate the transaction to determine if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2, or for a hosting transaction, Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For professional services, where the services are not essential to the functionality, the services revenues are recognized in accordance with SOP 97-2. If the services are essential to the functionality, the services revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”).

When licenses are sold together with system implementation and consulting services, license fees are recognized upon delivery, generally the date of electronic transmission or shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, and have vendor specific objective evidence on all of the undelivered elements, we use the residual method to recognize revenue. Under the residual method revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is then allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 4% in fiscal 2007 and 10% in fiscal 2006. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances, or extended payment terms.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality of the software, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract where services are not essential to the functionality, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts. If the fixed fee services are essential to the functionality, we recognize the revenue using contract accounting.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined as we are still in the development stage of the agreement, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 4% for the fiscal year ended June 30, 2007, and is all related to professional services revenue.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that are billable are invoiced and recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of our customer hosting relationship to be 20 months, based on the average life of all hosting customer relationships.

If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above under “Professional Services Revenue”. If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

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

Software Development Costs

We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (“SFAS 86”) whereby costs for the development of new software products and substantial enhancements to existing software products are included in research and development expense as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. To date, software development costs incurred in the period between achieving technological feasibility and general availability of software have not been material and have been charged to operations as incurred.

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2007, 2006 and 2005 were $358,000, $520,000 and $336,000, respectively.

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

June 30, 2005
As Reported:
Net loss applicable to common stockholders	$(4,574)
Basic and diluted net loss per share	(0.47)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(86)
Add: Stock-based employee compensation expense included in reported net loss	0

Pro Forma:
Net loss applicable to common stockholders	$(4,660)

Basic and diluted net loss per share	(0.48)

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years ended June 30, is shown in the statement of stockholders’ equity (deficit). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2007 and 2006 consist solely of accumulated foreign currency translation adjustments.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2007	2006	2005
Net loss applicable to common stockholders	(7,699)	$(1,059)	$(4,574)

Weighted-average common shares used in computing basic and diluted net loss per common share	15,317	15,308	9,731

Basic and diluted net loss per common share	(0.50)	$(0.07)	$(0.47)

Outstanding options and warrants to purchase 2,402,507, 2,326,300 and 2,410,827 shares of common stock at June 30, 2007, 2006, and 2005, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the fiscal years ended June 30, 2007, 2006 and 2005 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2007:
North America	$12,258	$(2,911)	$6,901
Europe	9,788	(651)	2,531
Asia Pacific	427	(2,906)	1,120

	$22,473	$(6,468)	$10,552

Year ended June 30, 2006:
North America	$10,957	$(1,065)	$6,744
Europe	11,036	2,684	3,736
Asia Pacific	571	(1,524)	745

	$22,564	$95	$11,225

Year ended June 30, 2005:
North America	$10,446	$742	$6,081
Europe	9,476	1,308	4,292
Asia Pacific	506	(1,838)	651

	$20,428	$212	$11,024

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the revenue for the fiscal years 2007, 2006 and 2005:

	June 30,
	2007	2006	2005
Revenue:
License	$3,407	$5,967	$5,960
Hosting services	4,356	3,658	3,502
Maint. and support services	8,832	8,431	7,957
Professional services	5,878	4,508	3,009

	$22,473	$22,564	$20,428

For the twelve months ended June 30, 2007, 2006 and 2005 there were no customers that accounted for more than 10% of total revenue.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us for our fiscal year ending June 30, 2007. We adopted SAB 108 and there was no material effect on our consolidated financial statements.

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

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the potential impact of FIN 48 on its consolidated financial position and results of operations but we do not expect any material impact upon adoption on July 1, 2007.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2007	2006
Computers and equipment	$2,187	$1,589
Furniture and fixtures	164	59
Leasehold improvements	70	69

Total	2,421	1,717
Accumulated depreciation and amortization	(1,085)	(548)

Property and equipment, net	$1,336	$1,169

Depreciation expense was $646,000, $413,000 and $326,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Disposal of fixed assets was $53,000, $78,000 and $100,000 at June 30, 2007, 2006 and 2005, respectively.

3.    RELATED PARTY NOTES PAYABLE

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of June 30, 2007 was $8.1 million. As of June 30, 2007, warrants to purchase 462,099 shares of common stock issued in connection with these finances were vested and outstanding.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2007 was $3.5 million. As of June 30, 2007, there were no warrants outstanding related to this finance.

4.    BANK BORROWINGS

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

On December 28, 2004, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to $1.5 million. On March 29, 2005, we entered into a further amendment to the Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month.

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

On December 22, 2006, we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. The amendment also revised the interest at a rate of prime plus 1.75% per annum, provided that if we maintain an adjusted quick ratio of greater than 1.40 to 1.00, then the rate will be reduced to a rate of prime plus 1.00%. The Equipment Line was also revised to allow for the advance of up to an additional $500,000 with interest accruing at a rate equal to prime plus 2% per annum. SVB has agreed to forebear any financial covenants non-compliance through June 30, 2007.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007 and 2006, the outstanding balance under the Credit Facility was $2.0 and $1.5 million, and the interest rate was 10% and 10.75%, respectively. As of June 30, 2007, we had made seven advances under the Equipment Line and there is no available balance. The amount outstanding under the Equipment Line as of June 30, 2007 and 2006 was $493,400 with a weighted average interest rate of 10.30% and $273,600 with a weighted average interest rate of 10.07%, respectively.

5.    INCOME TAXES

Net loss before income taxes consisted of the following (in thousands):

	June 30,
	2007	2006	2005
United States	$(6,348)	$(3,216)	$(381)
Foreign	(1,215)	2,303	(461)

Total	$(7,563)	$(913)	$(842)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	June 30,
	2007	2006	2005
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	3.4	3.0	(0.3)
Foreign taxes	0.7	13.0	—
Permanent items	(0.8)	(2.8)	(12.8)
Other items	2.5	0.5	—
Net change in valuation allowance	(38.4)	(33.4)	(20.9)

Effective tax rate	1.4%	14.3%	0%

We recorded a provision for foreign and state income taxes of $136,000 and $146,000 in fiscal years 2007 and 2006, respectively. Due to operating losses and the inability to recognize the benefits, there was no provision for income taxes for the year ended June 30, 2005.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax provision are as follows (in thousands):

	June 30,
	2007	2006	2005
Current:
Federal	$—	$—	$—
Foreign	128	132	—
State	8	14	—
Total current	136	146	—
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—

	$136	$146	$—

As of June 30, 2007, we had federal and state net operating loss carryforwards of approximately $205 million and $37.9 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2008 through 2027, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholder’s equity. We also had federal research and development credit carryforwards of approximately $2 million as of June 30, 2007 which will expire at various dates beginning in 2008 through 2027, if not utilized. We also have UK net operating loss carryforwards of approximately $16.1 million.

A portion of the deferred tax assets relating to net operating losses pertain to acquired net operating loss carryforwards of approximately $21.6 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$71,900	$68,800
Tax credits	3,800	3,800
Capitalized research and development	500	600
Other Accruals and Reserves	500	600

Total deferred tax assets	76,700	73,800
Valuation allowance for deferred tax assets	$(76,700)	$(73,800)

Net Deferred Tax Assets	$—	$—

FASB 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

The net valuation allowance increased by $2.9 million in fiscal year 2007 compared to the decreases of $1.5 million and $500,000 in fiscal years ended 2006 and 2005, respectively.

6.    LEASE COMMITMENTS

We lease our facilities under noncancelable operating leases that expire on various dates through fiscal year 2012. Rent expense for facilities under operating leases was $1.2 million, $962,000 and $1.1 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. In addition, we generated sublease rental income of $0, $14,000 and $81,000 for the fiscal years 2007, 2006 and 2005, respectively. A summary of future annual minimum lease payments is as follows (in thousands):

Fiscal Year	Operating Leases
2008	758
2009	619
2010	256
2011	171

Total minimum lease payments	$1,804

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discretion of its Board of Directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception.

8.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 382,600 shares of our common stock (the “Warrants”). These warrants expired in August 2005. The total proceeds of the offering were $88.5 million. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per annum, were charged against additional paid-in capital and are included in net loss applicable to common stockholders. For the fiscal year ended June 30, 2007, 2006, and 2005, accrued dividends were $0, $0, and $3.7 million respectively.

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

Common Stock

We have reserved shares of common stock for issuance at June 30, 2007 as follows:

Stock Options:
Options outstanding	1,940,407
Reserved for future grants	292,573
Employee Stock Purchase Plan	106,488
Warrants	462,099

2,801,567

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 31, 2003, we entered into an amendment to the 2002 purchase agreement with Mr. Roy in which he received additional warrants to purchase 128,766 shares of our common stock at an exercise price equal to $3.88 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. Warrants to purchase 128,766 shares of our common stock remain outstanding as of June 30, 2007 which were issued in connection with this loan.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase 312,500 shares of our common stock at an exercise price equal to $2.00 per share in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. These warrants expired in March 2007, and were never exercised.

On June 29, 2007, we entered into an amendment to the 2002 purchase agreement with Mr. Roy in which he received additional warrants to purchase 333,333 shares of our common stock at an exercise price equal to $1.20 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the note and warrants issued in the transaction. The discount will be amortized to interest expense over the three year life of the notes. Warrants to purchase 333,333 shares of our common stock remain outstanding as of June 30, 2007 which were issued in connection with this loan.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2003	619,374	$35.95

Warrants issued per Amendment to Note & Warrant Agreement with Ashutosh Roy	128,766	$3.88
Warrants issued per Note & Warrant Agreement with the lenders	312,500	$2.00

Warrants outstanding as of June 30, 2004	1,060,640	$22.05

Warrants outstanding as of June 30, 2005	1,060,640	$22.05

Expiration of warrants assumed at August 2000	(382,632)	$56.88
Expiration of warrants assumed at December 2002	(236,742)	$2.11

Warrants outstanding as of June 30, 2006	441,266	$2.55
Expiration of warrants assumed at June 2004	(312,500)	$2.00
Warrants issued per amendment to Note & Warrant agreement with Ashutosh Roy	333,333	$1.20

Warrants outstanding as of June 30 , 2007	462,099	$1.95

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”), was terminated in May 2005 with a final issuance of 3,632 shares of our common stock in 2006. During the years ended June 30, 2007, 2006 and 2005 there were 0, 3,632 and 1,867 shares issued under the ESPP, respectively.

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

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	—	—	$—
Shares authorized for issuance	962,400	—	$—
Options Granted	(962,400)	962,400	$0.64

Balance at June 30, 2005	—	962,400	$0.64
Options Exercised	—	(3,750)	$0.64
Options Forfeited	50,850	(50,850)	$0.64

Balance at June 30, 2006	50,850	907,800	$0.64
Options Exercised	—	—	—
Options Forfeited	—	—	—

Balance at June 30, 2007	50,850	907,800	$0.64

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Stock Incentive Plan

In March 2005, the board of directors adopted the 2005 Stock Incentive Plan (the “2005 Incentive Plan”), which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options granted under the 2005 Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten (10) years from the date of grant. eGain received stockholder approval of the 2005 Incentive Plan at its 2005 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	—	—	$—
Shares authorized for issuance	460,000	—	$—

Balance at June 30, 2005	460,000	—	$—
Options Granted	(199,250)	199,250	$0.99

Balance at June 30, 2006	260,750	199,250	$0.99
Options Granted	(165,800)	165,800	$1.29
Options Forfeited	36,325	(36,325)	$1.33

Balance at June 30, 2007	131,275	328,725	$1.11

2000 Stock Plan

In July 2000, the board of directors adopted the 2000 Non-Management Stock Option Plan (the “2000 Plan”), which provides for the grant of non-statutory stock options to employees, advisors and consultants of eGain. Options under the 2000 Plan are granted at a price not less than 85% of the fair market value of the common stock on the date of grant. eGain’s board of directors determines the fair market value (as defined in the 2000 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant.

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	80,903	117,713	$24.10
Options Granted	(86,800)	86,800	$0.64
Options Exercised	—	—	$—
Options Forfeited	17,806	(17,806)	$32.58

Balance at June 30, 2005	11,909	186,707	$12.38
Options Granted	(34,035)	34,035	$1.06
Options Exercised	—	(769)	$0.64
Options Forfeited	64,965	(64,965)	$8.38

Balance at June 30, 2006	42,839	155,008	$11.63
Options Exercised	—	(380)	$0.64
Options Forfeited	23,121	(23,121)	$5.36

Balance at June 30, 2007	65,960	131,507	$12.77

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Stock Plan

In June 1998, the board of directors adopted the 1998 Stock Plan (the “1998 Plan”), which provides for grant of stock options to eligible participants. Options granted under the 1998 Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock and non-statutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the date of grant. eGain’s board of directors determines the fair market value (as defined in the 1998 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over a period of four years and expire no later than 10 years from the date of grant. Options are generally exercisable upon grant, subject to repurchase rights by eGain until vested.

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2004	286,278	334,384	$15.40
Options granted	(305,800)	305,800	$0.67
Options forfeited	65,698	(65,698)	$18.99

Balance at June 30, 2005	46,176	574,486	$7.15
Options granted	(128,200)	128,200	$1.22
Options exercised	—	(4,314)	$0.67
Options forfeited	83,888	(83,888)	$6.86

Balance at June 30, 2006	1,864	614,484	$6.00
Options granted	—	—	$—
Options exercised	—	(7,715)	$0.69
Options forfeited	42,624	(42,624)	$1.56

Balance at June 30, 2007	44,488	564,145	$6.41

In connection with earlier acquisitions, eGain assumed options to purchase 5,000 and 161,000 shares of common stock, of which none and 8,230, respectively, were outstanding as of June 30, 2007 at a weighted average price of $57.86.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2007:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.64–$0.64	1,187,229	7.76	$0.64	$427,402	702,575	$0.64	$252,927
$0.71–$1.26	223,031	8.42	0.90	$22,303	73,086	0.85	$10,963
$1.28–$1.60	252,661	7.84	1.43	—	81,311	1.50	—
$1.70–$15.80	224,850	5.59	6.17	—	204,714	6.52	—
$20.50–$116.25	51,086	3.00	71.20	—	51,086	71.20	—
$144.38–$144.38	300	3.04	144.38	—	300	144.38	—
$146.25–$146.25	500	2.94	146.25	—	500	146.25	—
$296.25–$296.25	500	2.56	296.25	—	500	296.25	—
$408.13–$408.13	250	2.47	408.13	—	250	408.13	—

$0.64–$408.13	1,940,407	7.47	$3.46	$449,705	1,114,322	$5.36	$263,890

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than the Company’s closing stock price of $1.00 as of June 30, 2007 that would have been received by the option holders, had they exercised their options on June 29, 2007. The total intrinsic value of stock options exercised during fiscal year 2007 was $4,114.

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

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We had no unearned stock compensation liability recorded on our balance sheet as of June 30, 2005. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net loss in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123 as disclosed in our previous filings. As a result of our adoption of SFAS 123R, we recognized $273,000 and $262,000 in stock compensation expense in our consolidated statement of operations for the fiscal year ended June 30, 2007 and 2006, respectively. The table below summarizes the effect of adoption of SFAS 123R.

	Year ended June 30, 2007	Year ended June 30, 2006
Non-cash stock-based compensation expense	$(273)	$(262)
Income tax benefit	—	—

Net loss effect of adoption	$(273)	$(262)

Net effect earnings per share (basic and diluted) of adoption	$(0.02)	$(0.02)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the fiscal year ended June 30, 2007 and 2006, there were 165,800 and 354,805 options granted, respectively. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. The weighted-average fair value of the options granted under our stock option plans for the fiscal year ended June 30, 2007 and 2006 was $1.01 and $0.85, respectively, using the following assumptions:

	Year ended June 30, 2007	Year ended June 30, 2006
Dividend yield	—	—
Expected volatility	92%	92%
Average risk-free interest rate	4.75%	4.63%
Expected life (in years)	6.25	6.30

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We determined the appropriate measure of expected volatility by reviewing

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historic volatility in the share price of our common stock. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of grant.

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method.” In Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) the SEC staff described a temporary “simplified method” to developing the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative periods prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123R. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation to the prior-year periods (dollars in thousands, except per-share data).

Year ended June 30, 2005
Net loss as reported	(4,574)
Add: employee stock compensation included in reported net loss	—
Less: employee stock compensation under SFAS No. 123	(86)
Pro forma net loss	(4,660)
Net loss per basic and diluted share as reported	(0.47)
Pro forma net loss per basic and diluted share	(0.48)

During the fiscal year ended June 30, 2005 there were approximately 1,355,000 options granted. The weighted-average fair value of options granted under our stock option plans for the fiscal year ended June 30, 2005 was $0.33, using the following assumptions:

	Options 2005	ESPP 2005
Dividend yield	—	—
Expected volatility	75%	100%
Average risk-free interest rate	3.73%	2.56%
Expected life (years)	3.50	0.50

We account for stock-based compensation under SFAS 123R for the period after its adoption, and in accordance with APB 25, using the intrinsic value method (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of all options granted but not yet vested as of June 30, 2007 was $191,000 which is expected to be recognized over the weighted average period of 2.7 years. Effective July 1,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, we adopted FAS 123(R), “Share-Based Payments,” and used the modified prospective method to value our share-based payments. Accordingly, for the fiscal year ended June 30, 2007 and 2006, stock-based compensation was accounted under FAS 123(R) while for the fiscal year ended June 30, 2005, stock-based compensation was accounted under APB 25. During the fiscal year ended June 30, 2007, 8,095 options were exercised. There is no tax benefit related to these options exercised.

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

10.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the underwriters proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006) the Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. A petition for rehearing was filed January 5, 2007. The Court of Appeals denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which is expected to be heard in early 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

On February 12, 2004, we filed suit in the Superior Court of the State of California, Santa Clara County against Insight Enterprises, Inc., the acquirer of Comark, Inc., a value-added reseller of our software, claiming inter alia breach of contract and failure to pay in connection with a sale of our software to one customer. On June 25, 2007 we entered into a settlement agreement with Insight Enterprises. Inc. In exchange for a one-time payment that we received in June 2007, we agreed to dismiss the lawsuit with prejudice.

On April 5, 2007, Polaris IP, LLC (“Polaris”) sued eGain, our subsidiary Inference Corp. and certain eGain customers for patent infringement in the U.S. District Court for the Eastern District of Texas, Marshall Division, which alleged infringement of US patent Nos. 6,411,947 and 6,278,996. After various motions in this patent infringement case and the filing by eGain of a declaratory judgment action in Minnesota, the parties agreed to a settlement, which occurred on September 27, 2007. eGain and eGain related companies obtained a license to certain Polaris patents on terms that allow the license to continue until the expiration of these patents. The parties agreed to dismiss their claims against each other with prejudice. The terms of the settlement included the release and dismissal of our customers named in the litigation.

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

11.    SUBSEQUENT EVENTS

On September 27, 2007, we settled our litigation with Polaris IP, LLC, in which eGain and eGain related companies obtained a license to certain Polaris patents on terms that allow the license to continue until the expiration of these patents. The parties agreed to dismiss their claims against each other with prejudice. The terms of the settlement included the release and dismissal of our customers named in the litigation.

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

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)    Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting which occurred during our fourth fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 21, 2007:

Name	Age	Position
Ashutosh Roy	41	Chief Executive Officer and Chairman
Eric Smit	45	Chief Financial Officer
Promod Narang	49	Senior Vice President of Products and Engineering
Thomas Hresko	57	Senior Vice President of Worldwide Sales

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

Thomas Hresko has served as Sr. Vice President of Worldwide Sales since November of 2005. From July 2004 to October 2005, Mr. Hresko served as Vice President, Worldwide Sales for Corrigo, an enterprise application software company. From April 2002 to October of 2003 Mr. Hresko served as Vice President of Worldwide Sales at Primus Knowledge Solutions, a software company specializing in knowledge management and self service. From January 1990 to January of 2002, he served in sales management positions at Network Associates, an enterprise software, security and anti-virus software company. In his most recent position, he served as Vice President Worldwide Sales for the customer relationship management software division. From 1981 to 1987, Mr. Hresko served in marketing and sales management positions at Sprint Communications, a telecommunications company. Mr. Hresko holds an M.B.A. from Harvard University and B.B.A from the University of Michigan.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits

3.1	Certificate of Correction of Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on February 13, 2001.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on August 19, 2003.

3.3	Amended and Restated Bylaws filed as Exhibit 3.3 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 4, 2004, and incorporated by reference herein.

4.3	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated July 7, 2007, and incorporated by reference herein.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)#	1999 Employee Stock Purchase Plan.

10.4(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.6(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

Exhibit No.	Description of Exhibits

10.7#	Amended and Restated Inference Corporation 1993 Stock Option Plan assumed by eGain Communications Corporation (assumed by eGain in connection with Inference acquisition), filed as Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and to Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.8#	eGain Communications Corporation 2000 Non-management Stock Option Plan, filed with the Commission on September 28, 2000 on eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated by reference herein.

10.9#	Inference Corporation 1998 Non-Management Stock Option Plan, filed with the Commission on April 29, 1999 as Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, and incorporated by reference herein.

10.10#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.11#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471, and incorporated by reference herein.

10.12#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition), Incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.

10.13	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000, and incorporated by reference herein.

10.14	Loan and Security Agreement between eGain and Silicon Valley Bank, dated March 27, 2002, filed as Exhibit 10.1 to eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

10.15(b)	Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated May 16, 2002.

10.16(b)	Second Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated June 25, 2002.

10.17(b)	Third Waiver and Loan Modification Agreement between eGain and Silicon Valley Bank, dated August 30, 2002.

10.18	Accounts Receivable Purchase Agreement between eGain and Silicon Valley Bank, dated September 20, 2002, filed as Exhibit 10.2 to eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.20	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

10.21	Subordination Agreement and Consent by and between Ashutosh Roy and Silicon Valley Bank dated as of December 24, 2002, filed as Exhibit 10.4 to eGain’s Current Report on Form 8-K filed with the Commission on December 27, 2002.

Exhibit No.	Description of Exhibits

10.22	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 25, 2003, filed on eGain’s annual report on 10-KA on October 16, 2003, and incorporated by reference herein.

10.23	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated September 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.24	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.25	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 19, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and incorporated by reference herein.

10.26	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and the Lenders dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.27	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.28	Subordination Agreement and Consent by and between the Lenders and Silicon Valley Bank dated as of March 31, 2004, filed as Exhibit 10.3 to eGain’s Current Report on form 8-K on April 4, 2004, and incorporated by reference herein.

10.29	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004, and incorporated by reference herein.

10.30	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated October 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on November 3, 2004, and incorporated by reference herein.

10.31	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 28, 2004, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated by reference herein.

10.32	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated March 29, 2005, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.33#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.34#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005, and incorporated by reference herein.

10.35	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated October 27, 2005, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.36	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated January 27, 2006, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated by reference herein.

Exhibit No.	Description of Exhibits

10.37	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank dated July 28, 2006, filed as exhibit 10.37 on eGains’s Annual Report on Form 10-K for the year ended June 30, 2006, and incorporated by reference herein.

10.38	Accounts Receivable Purchase Modification Agreement between eGain and Silicon Valley Bank, dated December 22, 2006, filed as exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March , 2007, and incorporated by reference herein.

10.39	Amendment #3 to Note and Warrant Purchase agreement by and between eGain Communications Corporation and Ashutosh Roy dated June 29, 2007, filed as exhibit 10.1 on eGain’s Current Report on Form 8-K on July 6, 2007, and incorporated by reference herein.

10.40	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K July 6, 2007, and incorporated by reference herein.

10.41	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy dated as of June 29, 2007, filed as exhibit 10.3 to eGain’s Current Report on form 8-K on July 6, 2007, and incorporated by reference herein.

10.42	Amended and Restated Subordination Agreement and Consent by and between Ashutosh Roy and Silicon Valley bank dated as of June 29, 2007, filed as exhibit 10.4 to eGain’s Current Report on form 8-K on July 6, 2007, and incorporated by reference therein.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
(b)	Incorporated by reference to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 30, 2002.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2007.

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

Name	Title	Date

/S/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2007

/S/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Principal Financial Officer)	September 28, 2007

/S/ MARK A. WOLFSON Mark A. Wolfson	Director	September 28, 2007

/S/ DAVID BROWN David Brown	Director	September 28, 2007

/S/ GUNJAN SINHA Gunjan Sinha	Director	September 28, 2007

/S/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 28, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2007	$120	$101	$—	$221
Year ended June 30, 2006	$266	$(22)	$(124)	$120
Year ended June 30, 2005	$138	$179	$(51)	$266