Form 10-Q
period 2007-09-30
EGAIN COMMUNICATIONS CORP
filed 2007-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock $0.001 par value	15,323,376

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,552	$6,195
Restricted cash	13	13
Accounts receivable, net	2,973	1,790
Prepaid and other current assets	607	662

Total current assets	7,145	8,660
Property and equipment, net	1,326	1,336
Goodwill	4,880	4,880
Other assets	488	486

	$13,839	$15,362

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,781	$1,557
Accrued compensation	1,627	1,884
Accrued liabilities	1,715	1,496
Deferred revenue	6,111	5,541
Current portion of bank borrowings	2,149	2,293

Total current liabilities	13,383	12,771
Related party notes payable, net of current portion	12,045	11,653
Bank borrowing, net of current portion	—	167
Other long term liabilities	177	185

Total liabilities	25,605	24,776
Commitments (Note 10)
Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	316,256	316,202
Notes receivable from stockholders	(78)	(77)
Accumulated other comprehensive loss	(443)	(438)
Accumulated deficit	(327,516)	(325,116)

Total stockholders’ deficit	(11,766)	(9,414)

	$13,839	$15,362

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue:
License	$1,423	$1,635
Support and services	5,048	4,368

Total revenue	6,471	6,003
Cost of license	20	41
Cost of support and services	2,675	1,941

Gross profit	3,776	4,021

Operating costs and expenses:
Research and development	1,144	1,025
Sales and marketing	3,141	3,287
General and administrative	1,423	940

Total operating costs and expenses	5,708	5,252

Loss from operations	(1,932)	(1,231)
Interest expense, net	(404)	(270)
Other income, net	42	27

Loss before income taxes	(2,294)	(1,474)
Provision for income taxes	(106)	(15)

Net loss	$(2,400)	$(1,489)

Per Share information:
Basic/diluted net loss per common share	$(0.16)	$(0.10)

Weighted average shares used in computing basic/diluted net loss per common share	15,323	15,314

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Loss	$(2,400)	$(1,489)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	191	140
Stock-based compensation	53	75
Provisions for doubtful accounts and sales returns	162	307
Accrued interest and amortization of discount on related party notes	392	283
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	(1,393)
Prepaid and other current assets	240	2
Other assets	(173)	4
Accounts payable	218	56
Accrued compensation	(276)	320
Accrued liabilities	200	589
Deferred revenue	538	(435)
Other long term liabilities	(8)	(8)

Net cash used in by operating activities	(2,199)	(1,549)

Cash flows from investing activities:
Purchases of property and equipment	(165)	(83)

Net cash used in investing activities	(165)	(83)

Cash flows from financing activities:
Payments on borrowings	(2,440)	(1,553)
Proceeds from borrowings	2,130	1,500
Net proceeds from issuance of common stock	1	1

Net cash (used in) provided by financing activities	(309)	(52)

Effect of change in exchange rates on cash and cash equivalents	30	(58)

Net decrease in cash and cash equivalents	(2,643)	(1,742)
Cash and cash equivalents at beginning of period	6,195	6,916

Cash and cash equivalents at end of period	$3,552	$5,174

Supplemental cash flow disclosures:
Cash paid for interest	$39	$22
Cash paid for taxes	2	15

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Nature of Business, Basis of Presentation and Liquidity

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2007 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2007, we had $3.6 million of cash and cash equivalents on hand, a stockholder’s deficit of $11.8 million and an accumulated deficit of $328.0 million. Our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through September 30, 2008. However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

Note 2. Software Revenue Recognition

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2, or for a hosting transaction, Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For professional services, where the services are not essential to the functionality, the services revenue are recognized in accordance with SOP 97-2. If the services are essential to the functionality, the services revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”).

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

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, and have vendor specific objective evidence on all of the undelivered elements, we use the residual method to recognize revenue. Under the residual method, revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is then allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 7% for the quarter ended September 30, 2007 compared to 5% for the comparable year ago quarter. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances, or extended payment terms.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality of the software, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract where services are not essential to the functionality, we recognize revenue based upon the costs and efforts to complete the services in accordance with the proportional performance method provided we are able to estimate such cost and efforts. If the fixed fee services are essential to the functionality, we recognize the revenue using contract accounting in accordance with SOP 81-1.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method in accordance with paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined as we are still in the development stage of the agreement, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 2% for the three months ended September 30, 2007, and is all related to professional services revenue.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that are billable are invoiced and recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate life of the customer hosting relationship to be 20 months, based on the average life of all hosting customer relationships.

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

Note 3. Stock-Based Compensation

Under SFAS 123R, the stock compensation expense in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2007 and 2006 was $53,000 and $75,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended September 30,
	2007	2006
Cost of support and services	$11	$14
Research and development	11	11
Sales and marketing	22	31
General and administrative	9	19

Total stock-based compensation expense	$53	$75

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to the our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended September 30, 2007 and 2006, were 135,850 and 73,500, respectively. The weighted-average fair value of the options granted under our stock option plans for the three months ended September 30, 2007 and 2006 was $0.86 and $1.04, respectively, using the following assumptions:

	Three months ended September 30,
	2007	2006
Dividend yield	—	—
Expected volatility	92%	92%
Average risk-free interest rate	4.55%	4.85%
Expected life (in years)	6.25	6.25

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

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method”. In Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) the SEC staff described a temporary “simplified method” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of all options granted but not yet vested as of September 30, 2007 was $223,000, which is expected to be recognized over the weighted average period of 2.97 years. Options exercised for the three months ended September 30, 2007 and 2006 were 1,268 and 1,026, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited in thousands, except per share data):

	Three months ended September 30,
	2007	2006
Net loss applicable to common stockholders	$(2,400)	$(1,489)
Weighted-average common shares used in computing basic and diluted net loss per common share	15,323	15,314

Basic and Diluted net loss per common share	$(0.16)	$(0.10)

Outstanding options and warrants to purchase 2,501,466 and 2,381,595 shares of common stock at September 30, 2007 and 2006, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $2.4 million for the quarter ended September 30, 2007 and the comprehensive loss was $1.5 million for the quarter ended September 30, 2006. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at September 30, 2007 and September 30, 2006 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information in thousands (unaudited):

	Three months ended September 30,
	2007	2006
Net loss	$(2,400)	$(1,489)
Foreign currency translation adjustments	(5)	19

Comprehensive loss	$(2,405)	$(1,470)

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

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2007	2006
Total Revenue:
North America	$4,331	$3,516
Europe	2,080	2,389
Asia Pacific	60	98

	$6,471	$6,003

Operating Income (Loss):
North America	$(72)	$(458)
Europe	(1,026)	(179)
Asia Pacific*	(834)	(594)

	$(1,932)	$(1,231)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,
	2007	2006
North America	$5,424	$5,831
Europe	2,462	4,206
Asia Pacific	1,073	666

	$8,959	$10,703

The following table provides the revenue for the three months ended September 30, 2007 and 2006 (unaudited, in thousands):

	Three Months Ended September 30,
	2007	2006
Revenue :
License	$1,423	$1,635
Hosting services	1,278	1,020
Maint & support services	2,179	2,170
Professional services	1,591	1,178

	$6,471	$6,003

For the three months ended September 30, 2007, there was no customer that accounted for more than 10% of total revenue. There was one customer Caremark Rx, Inc. that accounted for 13% of total revenue in the comparable year-ago quarter.

Note 7. Related Party Notes Payable

Ashutosh Roy Notes

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of September 30, 2007 was $8.4 million. As of September 30, 2007, warrants to purchase 462,099 shares of common stock issued in connection with these finances were vested and outstanding.

Oak Hill Capital and Ashutosh Roy Notes

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of September 30, 2007 was $3.7 million.

Note 8. Bank Borrowings

On October 29, 2004, we entered into a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. On December 22, 2006 we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. The amendment also revised the interest at a rate of prime plus 1.75% per annum, provided that if we maintain an adjusted quick ratio of greater than 1.40 to 1.00, then the rate will be reduced to a rate of prime plus 1.00%, and extended the termination date to December 22, 2008. As of September 30, 2007, the outstanding balance under the Credit Facility was $1.8 million, and the interest rate was 9.5%.

In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases (the “Equipment Line”). Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 2% per annum. As of September 30, 2007, we had made seven advances under the Equipment Line and there was no available balance for future advances. The amount outstanding under the Equipment Line as of September 30, 2007 was $399,000 with a weighted average interest rate of 10.30%.

There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. As of September 30, 2007 we did not meet the covenants, however SVB has agreed to forbear the non-compliance and has restructured the financial covenants under the agreement.

Note 9. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The adoption of FIN 48 did not have material impact our financial condition, results of operations or cash flows. At June 30, 2007, we had total deferred tax assets of $76.7 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the total deferred tax assets.

We are subject to taxation in the US and various state jurisdictions. Our tax years for 2003 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized NOL and R&D credits.

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

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as director or officer or that person’s services provided to any other company or enterprise at our request.

Note 11. New Accounting Pronouncements

In June 2007, EITF issued, Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Companies involved in research and development activities may make prepayments for goods or services that will be used in future research and development activities. These fees generally relate to a variety of activities, and the business purpose of these payments varies. In these types of arrangements, a portion of the advanced payment may be refundable; however, it is common for at least a portion of the fees to be non-refundable. The issue is whether non-refundable advance payments for goods that will be used or for services that will be performed in future research and development activities should be accounted for pursuant to FASB Statement No. 2, Accounting for Research and Development Costs. We are currently assessing the impact of Issue No. 07-3 on our financial statements.

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

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from the uncertainty of demand for eGain products including our guidance regarding revenue; the anticipated customer benefits from eGain products; the actual mix in new business between hosting and license transactions when compared with management’s projections; the increased complexity of certain transactions and the timing of revenue recognition on such transactions; the anticipated benefits to eGain from the Cisco OEM agreement; the ability to increase revenues as a result of the increased investment in sales and marketing; increased competition and technological changes in the markets in which eGain competes; and eGain’s ability to manage its expenditures. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2, or for a hosting transaction, Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). For professional services, where the services are not essential to the functionality, the services revenue is recognized in accordance with SOP 97-2. If the services are essential to the functionality, the services revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”).

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

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, and have vendor specific objective evidence on all of the undelivered elements, we use the residual method to recognize revenue. Under the residual method revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is the allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 7% for the quarter ended September 30, 2007 compared to a 5% of the total revenue for the comparable year-ago quarter. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances, or extended payment terms.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality of the software, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract where services are not essential to the functionality, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts. If the fixed fee services are essential to the functionality, we recognize the revenue using contract accounting in accordance with SOP 81-1.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method in accordance with paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined as we are still in the development stage of the agreement, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 2% for the three months ended September 30, 2007, and is all related to professional services revenue.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that are billable are invoiced and recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate life of the customer hosting relationship to be 20 months, based on the average life of all hosting customer relationships.

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

Stock-Based Compensation

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) to all options granted after the adoption of SFAS 123R. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review at April 1 every year, and we have found no impairment in the last three years. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the quarter ended September 30, 2007.

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

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2007	2006
Revenue:
License	22%	27%
Support and services	78%	73%

Total revenue	100%	100%
Cost of license	0%	1%
Cost of support and services	41%	32%

Gross profit	59%	67%
Operating costs and expenses:
Research and development	18%	17%
Sales and marketing	49%	55%
General and administrative	22%	16%

Total operating costs and expenses	89%	88%

Loss from operations	(30)%	(21)%

Revenues

Total revenue increased 8% to $6.5 million in the quarter ended September 30, 2007 from $6.0 million in the quarter ended September 30, 2006. The increase was primarily due to the increase in support and services revenue related to the increased size of contracts. During the three months ended September 30, 2007, there was no customer that accounted for 10% of total revenue and there was one customer Caremark Rx, Inc. that accounted for 13% of total revenue in the comparable year-ago quarter.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest and our recent increases in sales and marketing activities, we anticipate total revenue to increase over the next fiscal year. There is however general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. For example, in the fourth quarter of fiscal year 2007 we deferred license revenue of $2.1 million due to the complexity of three large transactions, of which $449,000 was recognized in the first fiscal quarter in

2008. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see a shift towards hosting by our target customers. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Revenue:
License	$1,423	$1,635	$(212)	(13)%
Percentage of total revenue	22%	27%

License revenue decreased 13% to $1.4 million in the quarter ended September 30, 2007 from $1.6 million in the quarter ended September 30, 2006. The decrease was primarily due in part to the shift in our customer’s buying patterns resulting in an increase in new hosting business. There were two large license transactions totaling approximately $842,000 in the quarter compared to three large transactions totaling approximately $1.2 million in the same quarter a year ago. License revenue recognized from deferred revenue was $449,000 in the quarter, an increase of $198,000 from the same quarter last year. License revenue represented 22% and 27% of total revenue for the quarters ended September 30, 2007 and 2006, respectively.

Given the general unpredictability of the length of current sales cycles and the mix between hosting and license business, license revenue may increase or decrease in future but we anticipate license revenues to increase in fiscal year 2008 compared to license revenue recorded in fiscal year 2007.

Support and Services

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Revenue:
Hosting services	$1,278	$1,020	$258	25%
Maint. and support services	$2,179	$2,170	$9	0.4%
Professional services	$1,591	$1,178	$413	35%

Total support and services	$5,048	$4,368	$680	16%
Percentage of total revenue	78%	73%

Support and services revenue includes hosting, software maintenance and support and professional services. Maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 16% to $5.0 million in the quarter ended September 30, 2007 from $4.4 million in the quarter ended September 30, 2006. The increase was primarily due to the increase in hosting revenue and professional services revenue. Support and services revenue represented 78% and 73% of total revenue for the quarters ended September 30, 2007 and 2006, respectively.

Hosting revenue increased 25% to $1.3 million in the quarter ended September 30, 2007 from $1.0 million in the quarter ended September 30, 2006. The increase was primarily due to the increased size of new hosting contracts with larger enterprises recorded in fiscal year 2007. There were two new large hosting contracts totaling over $2.5 million in fiscal year 2007 which started generating quarterly revenue of approximately $260,000 in recent quarters. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased $9,000 in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. We expect maintenance and support revenue to increase in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 35% to $1.6 million in the quarter ended September 30, 2007 from $1.2 million in the quarter ended September 30, 2006. The increase in the quarter was primarily due to (i) the increase in multi-application sales and larger customer deployments contributed to an increase of approximately $228,000 in North America and (ii) approximately $135,000 of services delivered associated with the OEM Agreement we entered into with Cisco Systems in August 2006.

Based upon our current sales pipeline, the ongoing services related to the Cisco OEM agreement and sales strategy we do expect professional services revenue to increase in future periods.

Cost of Revenues

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Cost of Revenues	$2,695	$1,982	$713	36%
Percentage of total revenue	41%	33%

Total cost of revenue increased 36% to $2.7 million in the quarter ended September 30, 2007 from $2.0 million in the quarter ended September 30, 2006. Total cost of revenue represented 41% and 33% of total revenues in the quarter ended September 30, 2007 and 2006, respectively. The increase in the quarter was primarily due to (i) increased personnel and personnel-related expenses of $319,000 from the additional headcount from our operations in North America and India, (ii) an outside consulting expense of $120,000 for services subcontracted through a partner in Europe, (iii) an increase in international subsidiaries’ expenses of approximately $109,000 related to the strengthening of the European and Indian currencies against U.S. dollar, (iv) the research and development personnel cost related to the Cisco OEM agreement of approximately $80,000 and (iv) the increase in hosting related cost of approximately $67,000.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Cost of License	$20	$41	$(21)	(51)%
Percentage of license revenue	1%	3%
Gross Margin	99%	97%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased 51% to $20,000 in the quarter ended September 30, 2007 from $41,000 in the quarter ended September 30, 2006. Total cost of license as a percentage of total license revenues decreased to 1% (a gross margin of 99%) in the quarter ended September 30, 2007 from 3% (a gross margin of 97%) in the quarter ended September 30, 2006.

We anticipate cost of license to remain relatively constant in future periods.

Cost of Support and Services

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Cost of support and services	$2,675	$1,941	$734	38%
Percentage of support and service revenue	53%	44%
Gross Margin	47%	56%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM arrangement is being accounted for under the contract accounting method in accordance with paragraph 65 of SOP 97-2 and a zero estimate of profit is being used in calculating revenue, we recorded costs associated with this agreement of approximately $135,000 for the quarter ended September 30, 2007 and there was no related costs recorded for the comparable year-ago quarter. The services delivered in connection with this agreement were performed by research and development personnel totaling approximately $80,000 and the remainder performed by services personnel totaling approximately $55,000.

Total cost of support and services increased 38% to $2.7 million in the quarter ended September 30, 2007 from $1.9 million in the quarter ended September 30, 2006. The increase in the quarter was primarily due to (i) increased personnel and personnel-related expenses of $319,000 from the additional headcount from our operations in North America and Europe, (ii) an outside consulting expense of $120,000 for services subcontracted through a partner in Europe, (iii) an increase in European expenses of approximately $109,000 related to the strengthening of the European and India currencies against the U.S. dollar, (iv) the research and development personnel cost related to the Cisco OEM agreement of approximately $80,000 and (v) the increase in hosting related cost of approximately $67,000.

Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement under a zero estimate of profit, the gross margins are subject to fluctuate based upon the level of Cisco-related services.

Research and Development

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Research and Development	$1,144	$1,025	$119	12%
Percentage of total revenue	18%	17%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 12% to $1.1 million in the quarter ended September 30, 2007 from $1.0 million in the quarter ended September 30, 2006. Total research and development expenses as a percentage of total revenues were 18% in the quarter ended September 30, 2007 compared to 17% in the quarter ended September 30, 2006. The increase in the quarter was primarily due to (i) increased personnel and personnel-related costs of $109,000 from compensation adjustments and increased headcount in North America, (ii) an increase in international expenses of approximately $73,000 related to the strengthening of the European and Indian currencies against U.S. dollar and was partially offset by $80,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services. The increase is consistent with our continued commitment to invest in product innovation.

Based upon our current product development plans we anticipate an increase in research and development expense in fiscal year 2008, primarily due to an increase in personnel costs.

Sales and Marketing

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Sales	$2,573	$2,700	$(127)	(5)%
Marketing	$568	$587	$(19)	(3)%

Total Sales and Marketing	$3,141	$3,287	$(146)	(4)%
Percentage of total revenue	49%	55%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 4% to $3.1 million in the quarter ended September 30, 2007 from $3.3 million in the quarter ended September 30, 2006. Total sales and marketing expenses as a percentage of total revenues was 49% in the quarter ended September 30, 2007 compared to 55% in the quarter ended September 30, 2006.

Total sales expenses decreased 5% to $2.6 million in the quarter ended September 30, 2007 from $2.7 million in the quarter ended September 30, 2006. The decrease in the quarter was primarily due to (i) the decrease in personnel and personnel related costs of approximately $127,000 from the reduction in headcount, and (ii) the decrease in outside consulting expense of $83,000 that was partially offset by the increase in international subsidiaries’ expenses of approximately $94,000 related to the strengthening of the European and India currencies against the U.S. dollar.

Total marketing expenses decreased 3% to $568,000 in the quarter ended September 30, 2007 from $587,000 in the quarter ended September 30, 2006. The decrease in the quarter was primarily due to the decrease of $74,000 in marketing program and was partially offset by the increase in international subsidiaries’ expenses of approximately $23,000 related to the strengthening of the European and India currencies against the U.S. dollar.

General and Administrative

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
General and Administrative	$1,423	$940	$483	51%
Percentage of total revenue	22%	16%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

General and administrative expense increased 51% to $1.4 million in the quarter ended September 30, 2007 from $940,000 in the quarter ended September 30, 2006. Total general and administrative expenses as a percentage of total revenues was 22% in the quarter ended September 30, 2007 compared to 16% in the quarter ended September 30, 2006. The increase in general and administrative expense in the quarter was primarily due to (i) increased legal expense of $359,000 that was primarily related to the patent lawsuit that was settled in September 2007, see Note 12. Litigation, for further details, (ii) an increase of $60,000 in additional auditing fees related to cost overruns for the annual audit for fiscal year 2007 and an increase to outside consulting services of $34,000 required for compliance with the new FIN 48 accounting pronouncement that we adopted this quarter, (iii) an increase of $40,000 in personnel expenses related to additional headcount and compensation increase for the North America and India operations, and (iv) the increase in international subsidiaries’ expenses of approximately $36,000 related to the strengthening of the European and Indian currencies against the U.S. dollar and was partially offset by a decrease in bad debt expense of $130,000 due to our collection efforts and overall reduced receivables balances.

Based upon current revenue expectations and the settlement of the patent lawsuit in September 2007, we anticipate general and administrative expenses to decrease in the second fiscal quarter in 2008.

Stock-Based Compensation

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Cost of support and services	$11	$14	(3)	21%
Research and development	11	11	0	0%
Sales and marketing	22	31	(9)	29%
General and administrative	9	19	(10)	(53)%

Total Stock-Based Compensation	$53	$75	(22)	29%
Percentage of total revenue	1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in the three months ended December 31, 2007.

Loss From Operations

(unaudited, in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
Operating Income / (Loss)	$(1,932)	$(1,231)	$(701)	(57)%
Operating Margin	(30)%	(21)%

Loss from operations was $1.9 million in the quarter ended September 30, 2007 compared to a loss of $1.2 million in the quarter ended September 30, 2006. The operating margin was a negative 30% in the quarter ended September 30, 2007 compared to a negative 21% in the quarter ended September 30, 2006. The operating loss in the quarter was primarily related to (i) the increased personnel-related costs of $365,000 from our investment in research and development and expansion of the consulting team, (ii) the legal expense of $359,000 primarily related to the patent lawsuit and (iii) the impact of fluctuation in foreign exchange rates resulting in $189,000 loss from operations in international subsidiaries due to the strengthening of the European and Indian currencies against the US dollar.

Interest Expense

Interest expense increased 50% to $404,000 in the quarter ended September 30, 2007 from $270,000 in the quarter ended September 30, 2006. The increase was primarily due to the increase in the related party notes balances.

Income Tax Expense

Income tax expense was $106,000 for the quarter ended September 30, 2007 compared to $15,000 in the comparable year ago quarter.

Liquidity and Capital Resources

Overview

As of September 30, 2007 our cash and cash equivalents were $3.6 million compared to $6.2 million and the negative working capital was $6.2 million compared to a negative working capital of $4.1 million on June 30, 3007. As of September 30, 2007, our current liabilities included $6.1 million of current deferred revenue compared to $5.5 million on June 30, 2007. Based upon our fiscal year 2008 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next four quarters. However, if we do not experience the anticipated demand for our products, we will need to reduce costs, issue equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of September 30, 2007 was $8.4 million. As of September 30, 2007, warrants to purchase 462,099 shares of common stock were vested and outstanding.

On December 22, 2006, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 8—Bank Borrowings). The Credit Facility provides for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. As of September 30, 2007 we did not meet the covenants, however, SVB has agreed to forbear the non-compliance and has restructured the financial covenants under the agreement.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of September 30, 2007 was $3.7 million. As of September 30, 2007, no warrants were outstanding.

Cash Flows

Net cash used in operating activities was $2.2 million for the quarter ended September 30, 2007 compared to net cash used in operating activities of $1.5 million for the quarter ended September 30, 2006. This consisted primarily of a net loss of $2.4 million offset by depreciation $191,000 and accrued interest amortization of discount on related party notes of $392,000 and stock-based compensation of $53,000 and the net increase in operating assets and liabilities.

The net change in operating assets and liabilities for the quarter ended September 30, 2007 primarily consisted of the increase in accounts receivable by $1.3 million due to the two large license transactions recorded at the end of the quarter, an increase of $173,000 in other assets and a decrease of $276,000 in accrued compensation primarily due to the reduced commissions. This was partially offset by the increases in deferred revenue by $538,000, accrued liabilities by $200,000, accounts payable by $218,000 and a decrease of $240,000 in prepaids and other current assets. The deferred revenue primarily consists of increases in deferred hosting and consulting services which was due to an increase in prepayments from larger hosting customers and an increase in deferred hosting implementation services that will be recognized over the estimated life of the hosting arrangements. The increase in accrued liabilities was primarily due to the increased tax accruals. Accounts payable increase was related to the increased operating costs and expense from the investments in our business and increased legal expense of $359,000 primarily related to the patent lawsuit.

Net cash used in investing activities was $165,000 for the quarter ended September 30, 2007 compared to net cash used in investing activities of $83,000 for the comparable year-ago quarter. Cash used in investing activities for the quarter was due to the purchases of equipment primarily related to our hosting infrastructure. Cash used in investing activities for the comparable year-ago quarter was primarily for the replacement of old equipment for worldwide operations and purchase of equipment for our new office in India.

Net cash used in financing activities was $309,000 for the quarter ended September 30, 2007 compared to net cash used in financing activities of $52,000 for the quarter ended September 30, 2006. Cash used in financing activities consisted primarily of the payments on existing bank borrowings and partially offset by proceeds from new bank borrowing. The cash used in financing activities for the quarter was due to the decrease in bank borrowing.

Commitments

The following table summarizes eGain’s contractual obligations, including interest payments accrued for the related party notes payable, as of September 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (unaudited, in thousands):

	Year Ended June 30,					Thereafter	Total
	2008	2009	2010	2011	2012
Operating leases	$656	$733	$449	$276	$105	$447	$2,666
Bank borrowings	2,149	—	—	—	—	—	2,149
Related party notes payable	—	14,614	—	—	—	—	14,614
Co-location	220	45	—	—	—	—	265

Total	$3,025	$15,392	$449	$276	$105	$447	$19,694

In connection with the related party notes payable, the total interest payable of $6.1 million will be due in fiscal year 2009.

Additional Factors That May Affect Future Results

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at September 30, 2007 totaled approximately $3.5 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Rupee. Based on our overall foreign currency rate exposure at September 30, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations.

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

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during our first fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which is expected to be heard in early 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: November 14, 2007

eGAIN COMMUNICATIONS CORPORATION

By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)