Form 10-Q
period 2007-12-31
EGAIN COMMUNICATIONS CORP
filed 2008-02-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock $0.001 par value	15,333,247

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,020	$6,195
Restricted cash	13	13
Accounts receivable, net	3,578	1,790
Prepaid and other current assets	782	662

Total current assets	9,393	8,660
Property and equipment, net	1,295	1,336
Goodwill	4,880	4,880
Other assets	465	486

	$16,033	$15,362

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,618	$1,557
Accrued compensation	1,687	1,884
Accrued liabilities	1,741	1,496
Deferred revenue	7,125	5,541
Current portion of bank borrowings	3,311	2,293

Total current liabilities	15,482	12,771
Related party notes payable	12,444	11,653
Bank borrowing, net of current portion	—	167
Other long term liabilities	169	185

Total liabilities	28,095	24,776
Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	316,336	316,202
Notes receivable from stockholders	(75)	(77)
Accumulated other comprehensive loss	(390)	(438)
Accumulated deficit	(327,948)	(325,116)

Total stockholders’ deficit	(12,062)	(9,414)

	$16,033	$15,362

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue:
License	$2,192	$850	$3,615	$2,485
Support and services	5,933	4,833	10,981	9,201

Total revenue	8,125	5,683	14,596	11,686
Cost of license	20	18	40	59
Cost of support and services	2,920	2,206	5,595	4,147

Gross profit	5,185	3,459	8,961	7,480

Operating costs and expenses:
Research and development	1,255	833	2,399	1,858
Sales and marketing	3,000	2,921	6,141	6,208
General and administrative	963	484	2,386	1,424

Total operating costs and expenses	5,218	4,238	10,926	9,490

Loss from operations	(33)	(779)	(1,965)	(2,010)
Interest expense, net	(402)	(276)	(806)	(546)
Other income (expense), net	(7)	(5)	35	22

Loss before income taxes	(442)	(1,060)	(2,736)	(2,534)
Provision for income taxes	10	(54)	(96)	(69)

Net Loss	$(432)	$(1,114)	$(2,832)	$(2,603)

Per Share information:
Basic net loss per common share	$(0.03)	$(0.07)	$(0.18)	$(0.17)

Diluted net loss per common share	$(0.03)	$(0.07)	$(0.18)	$(0.17)

Weighted average shares used in computing basic net loss per common share	15,332	15,315	15,328	15,315

Weighted average shares used in computing diluted net loss per common share	15,332	15,315	15,328	15,315

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net Loss	$(2,832)	$(2,603)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	387	294
Stock-based compensation	127	152
Provisions for doubtful accounts and sales returns	34	194
Accrued interest and amortization of discount on related party notes	791	572
Changes in operating assets and liabilities:
Accounts receivable	(1,831)	(558)
Prepaid and other current assets	66	(88)
Other assets	(149)	3
Accounts payable	60	60
Accrued compensation	(256)	96
Accrued liabilities	217	84
Deferred revenue	1,546	813
Other long term liabilities	(16)	(16)

Net cash used in operating activities	(1,856)	(997)

Cash flows from investing activities:
Purchases of property and equipment	(322)	(412)

Net cash used in investing activities	(322)	(412)

Cash flows from financing activities:
Payments on borrowings	(4,278)	(3,106)
Proceeds from borrowings	5,129	3,472
Net proceeds from issuance of common stock	11	1

Net cash provided by financing activities	862	367

Effect of change in exchange rates on cash and cash equivalents	141	130

Net decrease in cash and cash equivalents	(1,316)	(912)
Cash and cash equivalents at beginning of period	6,195	6,916

Cash and cash equivalents at end of period	$5,020	$6,004

Supplemental cash flow disclosures:
Cash paid for interest	$56	$27
Cash paid for taxes	96	19

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2007, we had $5.0 million of cash and cash equivalents on hand, a stockholders’ deficit of $12.1 million and an accumulated deficit of $327.9 million. Our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through December 31, 2008. However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

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

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, software maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 1% for the quarter ended December 31, 2007 unchanged from the comparable year ago quarter. License sales to resellers as a percentage of total revenue was approximately 1% for the six months ended December 31, 2007 compared to 3% for the six months ended December 31, 2006. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances, or extended payment terms.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we are supplying unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method in accordance with paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined as we are still in the development stage of the agreement, and therefore, no profit has been recognized on this contract. Revenue from this arrangement as a percentage of total revenue was approximately 4% and 3% for the six months ended December 31, 2007 and 2006, respectively, and is all related to professional services revenue.

For hosting, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that are billable are invoiced and recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be 20 months, based on the average life of all hosting customer relationships.

If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor specific objective evidence of fair value for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described above under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Software Maintenance and Support Revenue

Included in support and services revenues are revenues derived from software maintenance and support. Software maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Software maintenance and support is renewable by the customer on an annual basis. Rates for software maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Note 3. Stock-Based Compensation

Under SFAS 123R, the stock based compensation expense in our condensed consolidated statement of operations for the three months ended December 31, 2007 and 2006 was $74,000 and $77,000, and for the six months then ended was $127,000 and $152,000 respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Cost of support and services	$9	$11	$20	$25
Research and development	17	12	28	23
Sales and marketing	20	36	42	67
General and administrative	28	18	37	37

Total stock-based compensation expense	$74	$77	$127	$152

We utilized the Black-Scholes valuation model for estimating the fair value of the stock based compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended December 31, 2007 and 2006, were 310,450 and 35,000, with a weighted-average fair value of $0.89 and $1.06 respectively. Options granted during the six months ended December 31, 2007 and 2006 were 446,300 and 108,500 with a weighted-average fair value of $0.88 and $1.05, respectively, using the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected volatility	92%	92%	92%	92%
Average risk-free interest rate	3.88%	4.60%	4.09%	4.77%
Expected life (in years)	6.25	6.25	6.25	6.25

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

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method.” In Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) the SEC staff described a temporary “simplified method” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), an amendment of SAB 107. SAB 110 states that the staff will continue to accept, under certain circumstances, the continued use of the “simplified method”. We are currently assessing the impact of SAB 110.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of all options granted but not yet vested as of December 31, 2007 was $382,000, which is expected to be recognized over the weighted average period of 1.93 years. Options exercised were 9,871 and 777 for the three months ended December 31, 2007 and 2006, respectively, and for the six months then ended were 11,139 and 1,803, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net loss applicable to common stockholders	$(432)	$(1,114)	$(2,832)	$(2,603)
Weighted-average common shares used in computing basic net income / (loss) per common share	15,332	15,315	15,328	15,315
Weighted-average common shares used in computing diluted net income / (loss) per common share	15,332	15,315	15,328	15,315

Basic net income / (loss) per common share	$(0.03)	$(0.07)	$(0.18)	$(0.17)
Diluted net income / (loss) per common share	$(0.03)	$(0.07)	$(0.18)	$(0.17)

Outstanding options and warrants to purchase 2,775,232 and 2,391,470 shares of common stock at December 31, 2007 and 2006, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $379,000 for the quarter ended December 31, 2007 and the comprehensive loss was $1.1 million for the quarter ended December 31, 2006. Comprehensive loss was $2.8 million and $2.6 million for the six months ended December 31, 2007 and 2006, respectively. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at December 31, 2007 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information in thousands (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net income / (loss)	$(432)	$(1,114)	$(2,832)	$(2,603)
Foreign currency translation adjustments	53	3	48	22

Comprehensive income / (loss)	$(379)	$(1,111)	$(2,784)	$(2,581)

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

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Total Revenue:
North America	$3,833	$2,860	$8,164	$6,376
Europe	4,247	2,668	6,327	5,057
Asia Pacific	45	155	105	253

	$8,125	$5,683	$14,596	$11,686

Operating Income (Loss):
North America	$(357)	$(231)	$(430)	$(689)
Europe	1,186	65	161	(114)
Asia Pacific*	(862)	(613)	(1,696)	(1,207)

	$(33)	$(779)	$(1,965)	$(2,010)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,
	2007	2006
North America	$6,281	$6,341
Europe	3,827	3,918
Asia Pacific	1,045	805

	$11,153	$11,064

The following table provides the revenue for the three months ended December 31, 2007 and 2006 and six months ended December 31, 2007 and 2006 (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue :
License	$2,192	$850	$3,615	$2,485
Hosting services	1,398	1,015	2,676	2,036
Maint & Support services	2,329	2,221	4,508	4,391
Professional services	2,206	1,597	3,797	2,774

	$8,125	$5,683	$14,596	$11,686

For the three months ended December 31, 2007, there was one customer that accounted for 12% of total revenue and there was no customer that accounted for 10% of total revenue in the comparable year-ago quarter. For the six months ended December 31, 2007 and 2006, there were no customers that accounted for more than 10% of total revenue.

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of December 31, 2007 was $8.7 million. As of December 31, 2007, warrants to purchase 462,099 shares of common stock issued in connection with these finances were vested and outstanding.

Oak Hill Capital and Ashutosh Roy Notes

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of December 31, 2007 was $3.8 million.

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

In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases (the “Equipment Line”). Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 2% per annum. As of December 31, 2007, we had made seven advances under the Equipment Line and there was no available balance for future advances. The amount outstanding under the Equipment Line as of December 31, 2007 was $311,000 with a weighted average interest rate of 8.02%.

On November 13, 2007 we entered into an amendment to the credit facility that revised the financial covenants under this agreement. As of December 31, 2007 we were compliant with these financial covenants.

On December 28, 2007 we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $3.0 million or the sum of (i) 80% of certain qualified receivables, (ii) 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB, (iii) 50% of certain qualified hosting orders, less (iv) the amount of outstanding letters of credit. As of December 31, 2007, the outstanding balance under the Credit Facility was $3.0 million, and the interest rate was 9.08%.

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

The adoption of FIN 48 did not have material impact our financial condition, results of operations or cash flows. At July 1, 2007, we had net deferred tax assets of $76.7 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.

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

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request.

Note 11. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently assessing the impact of SFAS 141R and SFAS 160 on our financial statements.

In June 2007, EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Companies involved in research and development activities may make prepayments for goods or services that will be used in future research and development activities. These fees generally relate to a variety of activities, and the business purpose of these payments varies. In these types of arrangements, a portion of the advanced payment may be refundable; however, it is common for at least a portion of the fees to be non-refundable. The issue is whether non-refundable advance payments for goods that will be used or for services that will be performed in future research and development activities should be accounted for pursuant to FASB Statement No. 2, Accounting for Research and Development Costs. We are currently assessing the impact of Issue No. 07-3 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, ( “SFAS 159” ). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements.

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

With the exception of this matter, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: the uncertainty of demand for eGain products including our guidance regarding bookings and revenue; the anticipated customer benefits from eGain products; the actual mix in new business between hosting and license transactions when compared with management’s projections; the increased complexity of certain transactions and the timing of revenue recognition on such transactions; the anticipated benefits to eGain from the Cisco OEM agreement; the ability to increase revenues as a result of the increased investment in sales and marketing; increased competition and technological changes in the markets in which eGain competes; and eGain’s ability to manage its expenditures. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 1% for the quarter ended December 31, 2007 unchanged from the comparable year ago quarter. License sales to resellers as a percentage of total revenue was approximately 1% for the six months ended December 31, 2007 compared to 3% for the six months ended December 31, 2006. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances, or extended payment terms.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method in accordance with paragraph 65 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined as we are still in the development stage of the agreement, and therefore, no profit has been recognized on this contract. Revenue from this arrangement as a percentage of total revenue was approximately 4% and 3% for the six months ended December 31, 2007 and 2006, respectively, and is all related to professional services revenue.

For hosting, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that are billable are invoiced and recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be 20 months, based on the average life of all hosting customer relationships.

If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described above under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Software maintenance and Support Revenue

Included in support services revenues are revenues derived from software maintenance and support. Software maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Software maintenance and support is renewable by the customer on an annual basis. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Stock-Based Compensation

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) to all options granted after the adoption of SFAS 123R. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value stock-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “simplified method” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

Valuation of Goodwill

We review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review at April 1 every year, and we have found no impairment in the last three years. Additionally, we did not identify any indicators which made us believe goodwill was potentially impaired during the six months ended December 31, 2007.

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

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue:
License	27%	15%	25%	21%
Support and Services	73%	85%	75%	79%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	1%
Cost of support and services	36%	39%	38%	35%

Gross profit	64%	61%	62%	64%
Operating costs and expenses:
Research and development	15%	15%	16%	16%
Sales and marketing	37%	51%	42%	53%
General and administrative	12%	9%	16%	12%

Total operating costs and expenses	64%	75%	75%	81%

Income / (Loss) from operations	0%	(14)%	(13)%	(17)%

Revenues

Total revenue increased 43% to $8.1 million in the quarter ended December 31, 2007 from $5.7 million in the quarter ended December 31, 2006. Total revenue increased in all categories. During the three months ended December 31, 2007, there was one customer that accounted for 12% of total revenue and there were no customers that accounted for 10% of total revenue in the comparable year-ago quarter. Total revenue for the six months ended December 31, 2007 increased 25% to $14.6 million, compared to $11.7 million in the same period last year. There was an increase in all revenue types. For the six months ended December 31, 2007 and 2006, there were no customers that accounted for more than 10% of total revenue. The impact of the strengthening of the European currencies against the US dollar resulted in increases of $245,000 and $420,000 in total revenue for the three and six months ended December 31, 2007 and 2006, respectively.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest, we anticipate total revenue will increase in fiscal year 2008 when compared to fiscal year 2007. There is however general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. Although, we are continuing to see a shift towards hosting solutions by our target customers, the mix of license and hosting business could fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 20% for the quarter ended December 31, 2007 compared to 35% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 44% for the six months ended December 31, 2007 compared to 49% for the comparable year-ago period. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Revenue:
License	$2,192	$850	$1,342	158%	$3,615	$2,485	$1,130	45%
Percentage of total revenue	27%	15%			25%	21%

License revenue increased 158% to $2.2 million in the quarter ended December 31, 2007 from $850,000 in the quarter ended December 31, 2006. There were two license transactions totaling approximately $1.6 million in the quarter compared to no large transaction in the same quarter a year ago. License revenue represented 27% and 15% of total revenue for the quarters ended December 31, 2007 and 2006, respectively.

License revenue for the six months ended December 31, 2007 increased 45% to $3.6 million, compared to $2.5 million in the same period last year. License revenue for the six months ended December 31, 2007 included three large transactions totaling approximately $2.2 million and $449,000 recognized from deferred revenue. There was one transaction of approximately $800,000 for the six months ended December 31, 2006. License revenue represented 25% and 21% of total revenue for the six months ended December 31, 2007 and 2006, respectively.

Given the general unpredictability of the length of current sales cycles and the mix between hosting and license business, license revenue may increase or decrease in future but we anticipate license revenues will increase in fiscal year 2008 compared to license revenue recorded in fiscal year 2007.

Support and Services

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Revenue:
Hosting services	$1,398	$1,015	$383	38%	$2,676	$2,036	$640	31%
Maint. and support services	$2,329	$2,221	$108	5%	$4,508	$4,391	$117	3%
Professional services	$2,206	$1,597	$609	38%	$3,797	$2,774	$1,023	37%

Total support and services	$5,933	$4,833	$1,100	23%	$10,981	$9,201	$1,780	19%
Percentage of total revenue	73%	85%			75%	79%

Support and services revenue includes hosting, software maintenance and support and professional services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 23% to $5.9 million in the quarter ended December 31, 2007 from $4.8 million in the quarter ended December 31, 2006. The increase was primarily due to the increase in hosting revenue and professional services revenue. Support and services revenue represented 73% and 85% of total revenue for the quarters ended December 31, 2007 and 2006, respectively.

Support and services for the six months ended December 31, 2007 increased 19% to $11.0 million, compared to $9.2 million in the same period last year. The increase was primarily due to the increase in professional services. Support and services revenue represented 75% and 79% of total revenue for the six months ended December 31, 2007 and 2006, respectively.

Hosting revenue increased 38% to $1.4 million in the quarter ended December 31, 2007 from $1.0 million in the quarter ended December 31, 2006. Hosting revenue for the six months ended December 31, 2007 increased 31% to $2.7 million, compared to $2.0 million in the same period last year. The increase was primarily due to the increased size of new hosting contracts with larger enterprises recorded in the last two quarters. There were three new large hosting contracts totaling over $2.8 million in last two quarters which started generating quarterly revenue of approximately $318,000 in recent quarters. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased $108,000 to $2.3 million in the quarter ended December 31, 2007 from the quarter ended December 31, 2006. Maintenance and support revenue for the six months ended December 31, 2007 increased 3% to $4.5 million, compared to $4.4 million in the same period last year. We expect maintenance and support revenue to increase in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 38% to $2.2 million in the quarter ended December 31, 2007 from $1.6 million in the quarter ended December 31, 2006. Professional services revenue for the six months ended December 31, 2007 increased 37% to $3.8 million, from $2.8 million in the same period last year. The increase was primarily due to (i) the increase in multi-application sales and larger customer deployments and (ii) services delivered associated with Cisco OEM Agreement. Based upon our current sales pipeline, the ongoing services related to the Cisco OEM agreement and our current sales strategy we expect professional services revenue to increase in future periods.

Cost of Revenues

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of Revenues	$2,940	$2,224	$716	32%	$5,635	$4,206	$1,429	34%
Percentage of total revenue	36%	39%			39%	36%

Total cost of revenue increased 32% to $2.9 million in the quarter ended December 31, 2007 from $2.2 million in the quarter ended December 31, 2006. Total cost of revenue represented 36% and 39% of total revenues in the quarter ended December 31, 2007 and 2006, respectively. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $341,000 from the additional headcount from our operations in North America and India and the increase in compensation for existing employees in European subsidiaries, (ii) an outside consulting expense of $135,000 for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $99,000 related to the strengthening of the European and Indian currencies against U.S. dollar and (iv) hosting related costs of approximately $94,000.

Total cost of revenue for the six months ended December 31, 2007 increased 34% to $5.6 million, compared to $4.2 million in the same period last year. Total cost of revenue represented 39% and 36% of total revenues for the six months ended December 31, 2007 and 2006, respectively. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $653,000 from the additional headcount and the increase in compensation for existing employees in our European subsidiaries, (ii) an outside consulting expense of $242,000 for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $212,000 related to the strengthening of the European and Indian currencies against the U.S. dollar, (iv) hosting related cost of approximately $162,000 and (v) the research and development personnel cost related to the Cisco OEM agreement by approximately $62,000.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of License	$20	$18	$2	11%	$40	$59	$(19)	(32)%
Percentage of license revenue	1%	2%			1%	2%
Gross Margin	99%	98%			99%	98%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license increased 11% to $20,000 in the quarter ended December 31, 2007 from the quarter ended December 31, 2006. Total cost of license decreased as a percentage of total license revenues to 1% (a gross margin of 99%) in the quarter ended December 31, 2007 from 2% (a gross margin of 98%) in the quarter ended December 31, 2006.

Total cost of license for the six months ended December 31, 2007 decreased 32% to $40,000, compared to the same period last year. Total cost of license decreased as a percentage of total license revenues to 1% (a gross margin of 99%) for the six months ended December 31, 2007 from 2% (a gross margin of 98%) in the six months ended December 31, 2006.

We anticipate cost of license will remain relatively constant in future periods.

Cost of Support and Services

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of support and services	$2,920	$2,206	$714	32%	$5,595	$4,147	$1,448	35%
Percentage of support and service revenue	49%	46%			51%	45%
Gross Margin	51%	54%			49%	55%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM arrangement is being accounted for under the contract accounting method in accordance with paragraph 65 of SOP 97-2 and a zero estimate of profit is being used in calculating development related revenue, we recorded costs associated with this agreement starting the second quarter in fiscal year 2006 and the cost for the quarter ended December 31, 2007 was approximately $358,000 compared to $275,000 for the comparable year-ago quarter. The services delivered in connection with this agreement were performed by research and development personnel totaling approximately $257,000 and the remainder performed by services personnel totaling approximately $101,000. The costs associated with this agreement for the six months ended December 31, 2007 were approximately $491,000 compared to $275,000 in the same period last year of which $337,000 were for services performed by research and development personnel with the remainder of $154,000 by services personnel.

Total cost of support and services increased 32% to $2.9 million in the quarter ended December 31, 2007 from $2.2 million in the quarter ended December 31, 2006. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $341,000 from the additional headcount from our operations in North America and India and the increase in compensation for existing employees in our European subsidiaries, (ii) an outside consulting expense of $135,000 for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $99,000 related to the strengthening of the European and Indian currencies against the U.S. dollar and (iv) hosting related cost of approximately $95,000.

Total cost of support and services for the six months ended December 31, 2007 increased 35% to $5.6 million, compared to $4.1 million in the same period last year. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $653,000 from the additional headcount and the increase in compensation for existing employees in our European subsidiaries, (ii) an outside consulting expense of $242,000 for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $212,000 related to the strengthening of the European and Indian currencies against the U.S. dollar, (iv) hosting related cost of approximately $162,000 and (v) the research and development personnel cost related to the Cisco OEM agreement of approximately $62,000.

Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement with no profit for development related revenue the gross margins are subject to fluctuate based upon the level of Cisco-related services.

Research and Development

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Research and Development	$1,255	$833	$422	51%	$2,399	$1,858	$541	29%
Percentage of total revenue	15%	15%			16%	16%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 51% to $1.3 million in the quarter ended December 31, 2007 from $833,000 in the quarter ended December 31, 2006. Total research and development expenses as a percentage of total revenues was 15% in the quarter ended December 31, 2007 unchanged from the quarter ended December 31, 2006. The increase was primarily due to (i) a net increase of $229,000 in personnel related costs related to the increased headcount in North America partially offset by a reduction in the research and development group in India, (ii) increased outside consulting services of $113,000 associated with Cisco OEM agreement and (iii) an increase in our international subsidiaries’ expenses of approximately $64,000 related to the strengthening of the European and Indian currencies against the U.S. dollar.

Total research and development costs for the six months ended December 31, 2007 increased 29% to $2.4 million, from $1.9 million in the same period last year. Total research and development expenses as a percentage of total revenues was 16% for the six months ended December 31, 2007 same as from the same period last year. The increase was primarily due to (i) a net increase of $340,000 in personnel related costs related to the compensation adjustment and increased headcount in North America partially offset by a reduction in the research and development group in India, (ii) increased outside consulting services of $122,000 and (iii) an increase in international subsidiaries’ expenses of approximately $135,000 related to the strengthening of the European and Indian currencies against the U.S. dollar and was partially offset by a decrease of $77,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services. The increase is consistent with our continued commitment to invest in product innovation.

Based upon our current product development plans we anticipate an increase in research and development expense in fiscal year 2008, primarily due to an increase in personnel costs.

Sales and Marketing

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Sales	$2,421	$2,401	$20	1%	$4,994	$5,101	$(107)	(3)%
Marketing	$579	$520	$59	11%	$1,147	$1,107	$40	4%

Total Sales and Marketing	$3,000	$2,921	$79	3%	$6,141	$6,208	$(67)	(1)%
Percentage of total revenue	37%	51%			42%	53%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 3% to $3.0 million in the quarter ended December 31, 2007 from $2.9 million in the quarter ended December 31, 2006. Total sales and marketing expenses as a percentage of total revenues was 37% in the quarter ended December 31, 2007 compared to 51% in the quarter ended December 31, 2006. Total sales and marketing expense for the six months ended December 31, 2007 was $6.1 million compared to $6.2 million from the same period last year. Total sales and marketing expenses as a percentage of total revenues was 42% for the six months ended December 31, 2007 compared to 53% in the same period last year.

Total sales expenses were $2.4 million in the quarter ended December 31, 2007, a 1% increase from the quarter ended December 31, 2007. Total sales expenses for the six months ended December 31, 2007 decreased 3%

to $5.0 million from $5.1 million in the same period last year. The decrease for the six months was primarily due to (i) decreased personnel related cost of $211,000 from the reduction in headcount of the worldwide sales force and (ii) a decrease of $71,000 in outside consulting services and was partially offset by an increase of $198,000 from our European subsidiaries due to the strengthening of the European currencies against the dollar.

Total marketing expenses increased 11% to $579,000 in the quarter ended December 31, 2007 from $520,000 in the quarter ended December 31, 2006. Total marketing expenses for the six months ended December 31, 2007 were $1.1 million, a 4% increase from the same period last year. The increase in the quarter was primarily due to the increase of $38,000 in marketing program expenses with the increased international subsidiaries’ expenses of approximately $26,000 related to the strengthening of the European and Indian currencies against the U.S. dollar.

General and Administrative

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
General and Administrative	$963	$484	$479	99%	$2,386	$1,424	$962	68%
Percentage of total revenue	12%	9%			16%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 99% to $963,000 in the quarter ended December 31, 2007 from $484,000 in the quarter ended December 31, 2006. Total general and administrative expenses as a percentage of total revenues was 12% in the quarter ended December 31, 2007 compared to 9% in the quarter ended December 31, 2006. The increase was primarily due to (i) an increase of $277,000 in auditing and outside consulting expenses that included costs associated with the completion of the, a short-term transition cost in connection with changing independent accounting firm and (ii) increased personnel related cost of $70,000 resulted from the increase in headcount in North America and the increase in compensation for existing employees in our European subsidiaries.

Total general and administrative expenses for the six months ended December 31, 2007 increased 68% to $2.4 million from $1.4 million in the same period last year. Total general and administrative expenses as a percentage of total revenues were 16% and 12% for the six months ended December 31, 2007 and 2006, respectively. The increase primarily included (i) increased legal expense of $421,000 primarily related to the patent lawsuit that was settled in September 2007, (ii) an increase of $351,000 in auditing and outside consulting expense primarily due to the costs associated with the completion of the last fiscal year-end audit and annual report and additional work required for compliance with the new accounting rule FIN 48, (iii) a $115,000 increase in personnel related expense and (iv) the increase in international subsidiaries’ expenses of approximately $53,000 related to the strengthening of the European and Indian currencies against the U.S dollar.

Based upon current revenue expectations and the planned increase in outside consulting services for compliance with SOX 404 and investor relations activity, we anticipate general and administrative expenses to remain constant or decrease slightly in future periods.

Stock-Based Compensation

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of support and services	$9	$11	(2)	(18)%	$20	$25	(5)	(20)%
Research and development	17	12	5	42%	28	23	5	22%
Sales and marketing	20	36	(16)	(44)%	42	67	(25)	(37)%
General and administrative	28	18	10	56%	37	37	0	0%

Total Stock-Based Compensation	$74	$77	(3)	4%	$127	$152	(25)	(16)%
Percentage of total revenue	1%	1%			1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Based upon recent and anticipated option grants, we expect our stock compensation expense to increase in the three months ended March 31, 2008.

Loss From Operations

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	Change	%	2007	2006	Change	%
Operating Income / (Loss)	$(33)	$(779)	$(746)	(96)%	$(1,965)	$(2,010)	$(45)	2%
Operating Margin	0%	(14)%			(13)%	(17)%

Loss from operations was $33,000 in the quarter ended December 31, 2007 compared to a loss of $779,000 in the comparable year-ago quarter. We recorded a 0% operating margin in the quarter ended December 31, 2007 compared to a negative margin of 14% in the quarter ended December 31, 2006. The operating loss in the quarter primarily included an increase in revenue by $2.4 million that included $245,000 due to the strengthening of the European currencies against the U.S. dollar, it was partially offset by (i) the increased personnel-related costs of $570,000 from our investment in research and development and expansion of the consulting team, (ii) a total increase of $318,000 in worldwide outside consulting expense, (iii) the strengthening of the European and Indian currencies against the U.S. dollar resulting in a $315,000 loss from operations in international subsidiaries and (iv) the auditing expense of $188,000 primarily due to costs associated with the completion of the last fiscal year-end audit and annual report, a short-term transition cost in connection with changing independent accounting firms.

Loss from operations for the six months ended December 31, 2007 was $2.0 million, unchanged from the same period last year. For the six months ended December 31, 2007, the operating margin was a negative 13% compared to a negative 17% in the same period last year. The operating loss for the six month period was primarily related to a $2.9 million increase in revenue that included $420,000 due to the strengthening of the European currencies against the U.S. dollar, it was offset by (i) the increased personnel-related costs of $993,000 from our investment in research and development and expansion of the consulting team, (ii) the strengthening of the European and the Indian currencies against the U.S. dollar resulting in a $649,000 loss from operations in our international subsidiaries, (iii) the legal expense of $421,000 primarily related to the patent lawsuit, (iv) a total increase of $382,000 in worldwide outside consulting expense, (v) increased auditing expense of $248,000 primarily due to the costs associated with the completion of the last fiscal year-end audit and annual report and additional work required for compliance with the new accounting rule FIN 48 and (vi) increase in hosting related expense by $162,000 associated with the increase in our hosted business.

Interest Expense, net

Interest expense increased 46% to $402,000 in the quarter ended December 31, 2007 from $276,000 in the comparable year-ago quarter. Interest expense, net increased 48% to $806,000 for the six months ended December 31, 2007 from $546,000 in the same period last year. The increase was primarily due to the increase in the related party notes balances.

Income Tax Expense

There was a credit in income tax expense of $10,000 for the quarter ended December 31, 2007 compared to an expense of $54,000 in the comparable year-ago quarter. Income tax expense was $96,000 for the six months ended December 31, 2007 from $69,000 in the same period last year. Income tax expense was primarily related to the income tax provision for foreign subsidiaries.

Liquidity and Capital Resources

Overview

As of December 31, 2007 our cash and cash equivalents were $5.0 million with a negative working capital of $6.1 million compared to cash and cash equivalents of $6.2 million and a negative working capital of $4.1 million as of June 30, 2007. As of December 31, 2007, our current liabilities included $7.1 million of current deferred revenue compared to $5.5 million on June 30, 2007. Based upon our fiscal year 2008 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next four quarters. However, if we do not experience the anticipated demand for our products and if our revenues decline, we will need to reduce costs, issue equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On December 28, 2007, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 8—Bank Borrowings). The Credit Facility provides for the advance of up to the lesser of $3.0 million or the sum of (i) 80% of certain qualified receivables, (ii) 50% of certain qualified receivables, less the total outstanding obligations to SVB and any outstanding letters of credit. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. As of December 31, 2007 we were compliant with these financial covenants.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of December 31, 2007 was $8.7 million. As of December 31, 2007, warrants to purchase 462,099 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of December 31, 2007 was $3.8 million. As of December 31, 2007, no warrants were outstanding.

Cash Flows

Net cash used in operating activities was $1.9 million for the six months ended December 31, 2007 compared to net cash used in operating activities of $997,000 for the six months ended December 31, 2006. This consisted primarily of a net loss of $2.8 million offset by depreciation of $387,000 and accrued interest and amortization of discount on related party notes of $791,000 and stock-based compensation of $127,000 and the net increase in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2007 primarily consisted of the increase in accounts receivable by $1.8 million due to the two large license transactions recorded at the end of the quarter, an increase of $149,000 in other assets and a decrease of $256,000 in accrued compensation primarily due to the reduced commissions. This was partially offset by the increases in deferred revenue by $1.5 million, accrued liabilities by $217,000, accounts payable by $60,000 and a decrease of $66,000 in prepaid and other current assets. The deferred revenue primarily consists of increases in deferred hosting and consulting services which was due to an increase in prepayments from larger hosting customers and an increase in deferred hosting implementation services that will be recognized over the estimated life of the hosting arrangements. The increase in accrued liabilities was primarily due to the increase in sales tax accrual primarily due to the increased sales in European Subsidiaries, income tax provision and auditing expense accruals.

Net cash used in investing activities was $322,000 for the six months ended December 31, 2007 compared to net cash used in investing activities of $412,000 for the same period last year. Cash used in investing activities for the six months was due to the purchases of equipment primarily related to our hosting infrastructure driven by the increase in our hosted business. Cash used in investing activities for the comparable year-ago period was primarily for the replacement of old equipment for worldwide operations and purchase of equipment for our new office in India.

Net cash provided by financing activities was $862,000 for the six months ended December 31, 2007 compared to net cash provided by financing activities of $367,000 for the same period last year. Cash used in financing activities consisted primarily of the payments on existing bank borrowings and partially offset by proceeds from new bank borrowing. The cash provided in financing activities for the six months ended December 31, 2007 was primarily due to an additional $0.9 million in bank borrowing.

Commitments

The following table summarizes eGain’s contractual obligations, including interest payments accrued for the related party notes payable, as of December 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2008	2009	2010	2011	2012
Operating leases	$473	$793	$510	$302	$106	$450	$2,634
Bank borrowings	3,311	—	—	—	—	—	3,311
Related party notes payable	—	14,614	—	—	—	—	14,614
Co-location	104	45	—	—	—	—	149

Total	$3,888	$15,452	$510	$302	$106	$450	$20,708

In connection with the related party notes payable, the total interest payable of $6.1 million will be due in fiscal year 2009.

Additional Factors That May Affect Future Results

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at December 31, 2007 totaled approximately $4.8 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Rupee. Based on our overall foreign currency rate exposure at December 31, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations.

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

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which is expected to be heard in early 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

With the exception of this matter, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, as taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

Item 1A.	Risk Factors

Economic, political and market conditions can adversely affect our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise software and services; and

•	general political developments.

A general weakening of the global economy, or a curtailment in corporate spending, could delay and decrease customer purchases. In addition, the war on terrorism, the war in Iraq and the potential for other hostilities in various parts of the world, as well as natural disasters, continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These factors generally have the strongest effect on our new business, and to a lesser extent, also affect our renewal rates for software maintenance and support.

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

On November 16, 2007 eGain’s annual meeting of stockholders was held and the following matters were voted on:

1. The following individuals were elected to the board of directors to serve until the 2008 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	11,269,092	156,007
Mr. Gunjan Sinha	11,263,382	161,717
Mr. Mark A. Wolfson	11,263,213	161,886
Mr. David G. Brown	11,269,687	155,412
Mr. Phiroz P. Darukhanavala	11,223,479	201,621

2. The vote to ratify the appointment of BDO Seidman, LLP as eGain’s independent auditors was as follows:

For	Against	Abstain	Non Votes
11,366,025	45,561	13,513	0

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

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

Dated: February 13, 2008	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)