Form 10-Q
period 2008-03-31
EGAIN COMMUNICATIONS CORP
filed 2008-05-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock $0.001 par value	15,333,247

eGAIN COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,956	$6,195
Restricted cash	13	13
Accounts receivable, net	2,918	1,790
Prepaid and other current assets	862	662

Total current assets	7,749	8,660
Property and equipment, net	1,175	1,336
Goodwill	4,880	4,880
Other assets	452	486

	$14,256	$15,362

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,572	$1,557
Accrued compensation	1,539	1,884
Accrued liabilities	2,059	1,496
Deferred revenue	5,185	5,541
Current portion of bank borrowings	2,323	2,293

Total current liabilities	12,678	12,771
Related party notes payable	12,857	11,653
Bank borrowings, net of current portion	—	167
Other long term liabilities	161	185

Total liabilities	$25,696	$24,776

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	15	15
Additional paid-in capital	316,450	316,202
Notes receivable from stockholders	(76)	(77)
Accumulated other comprehensive loss	(423)	(438)
Accumulated deficit	(327,406)	(325,116)

Total stockholders’ deficit	(11,440)	(9,414)

	$14,256	$15,362

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue:
License	$2,234	$599	$5,849	$3,084
Support and services	6,585	4,794	17,566	13,995

Total revenue	8,819	5,393	23,415	17,079
Cost of license	20	20	60	79
Cost of support and services	3,087	2,372	8,682	6,519

Gross profit	5,712	3,001	14,673	10,481

Operating costs and expenses:
Research and development	1,266	933	3,665	2,791
Sales and marketing	2,763	3,161	8,904	9,369
General and administrative	942	802	3,328	2,226

Total operating costs and expenses	4,971	4,896	15,897	14,386

Income/(loss) from operations	741	(1,895)	(1,224)	(3,905)
Interest expense, net	(421)	(294)	(1,227)	(840)
Other income (expense), net	222	11	257	33

Income/(loss) before income taxes	542	(2,178)	(2,194)	(4,712)
Provision for income taxes	—	(3)	(96)	(72)

Net income/ (loss)	$542	$(2,181)	$(2,290)	$(4,784)

Per Share information:
Basic net income/(loss) per common share	$0.04	$(0.14)	$(0.15)	$(0.31)

Diluted net income/(loss) per common share	$0.03	$(0.14)	$(0.15)	$(0.31)

Weighted average shares used in computing basic net income (loss) per common share	15,333	15,317	15,330	15,315

Weighted average shares used in computing diluted net income (loss) per common share	15,514	15,317	15,330	15,315

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,290)	$(4,784)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	575	466
Stock-based compensation	241	220
Provisions for doubtful accounts and sales returns	31	187
Accrued interest and amortization of discount on related party notes	1,204	875
Changes in operating assets and liabilities:
Accounts receivable	(1,170)	391
Prepaid and other current assets	(14)	(256)
Other assets	(131)	34
Accounts payable	13	135
Accrued compensation	(408)	214
Accrued liabilities	517	213
Deferred revenue	(392)	561
Other long term liabilities	(24)	(24)

Net cash used in operating activities	(1,848)	(1,768)

Cash flows from investing activities:
Purchases of property and equipment	(388)	(535)

Net cash used in investing activities	(388)	(535)

Cash flows from financing activities:
Payments on borrowings	(8,910)	(4,893)
Proceeds from borrowings	8,773	5,595
Net proceeds from issuance of common stock	11	6

Net cash provided (used in) by financing activities	(126)	708

Effect of change in exchange rates on cash and cash equivalents	123	119

Net decrease in cash and cash equivalents	(2,239)	(1,476)
Cash and cash equivalents at beginning of period	6,195	6,916

Cash and cash equivalents at end of period	$3,956	$5,440

Supplemental cash flow disclosures:
Cash paid for interest	$74	$38
Cash paid for taxes	$96	$72

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2008, we had $4.0 million of cash and cash equivalents on hand, a stockholders’ deficit of $11.4 million and an accumulated deficit of $327.4 million. Our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through March 31, 2009. However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 2% for the quarter ended March 31, 2008 compared to 3% from the comparable year ago quarter. License sales to resellers as a percentage of total revenue was approximately 3% for the nine months ended March 31, 2008 compared to 6% for the nine months ended March 31, 2007. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, other allowances, or extended payment terms.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we are supplying unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method in accordance with paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined as we are still in the development stage of the agreement, and therefore, no profit has been recognized on this contract. Revenue from this arrangement as a percentage of total revenue was approximately 4% and 5% for the nine months ended March 31, 2008 and 2007, respectively, and is all related to professional services revenue.

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

Note 3. Stock-Based Compensation

Under SFAS 123R, the stock based compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 was $114,000 and $68,000, and for the nine months then ended was $241,000 and $220,000 respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Cost of support and services	$10	$11	$30	$36
Research and development	17	9	45	33
Sales and marketing	17	32	59	98
General and administrative	70	16	107	53

Total stock-based compensation expense	$114	$68	$241	$220

We utilized the Black-Scholes valuation model for estimating the fair value of the stock based compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended March 31, 2008 and 2007, were 62,000 and 35,500, with a weighted-average fair value of $0.64 and $0.98 respectively. Options granted during the nine months ended March 31, 2008 and 2007 were 508,300 and 144,000, with a weighted-average fair value of $0.85 and $1.03, respectively, using the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Expected volatility	92%	92%	92%	92%
Average risk-free interest rate	3.25%	4.65%	3.98%	4.74%
Expected life (in years)	6.25	6.25	6.25	6.25

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

Total compensation cost of all options granted but not yet vested as of March 31, 2008 was $314,000, which is expected to be recognized over the weighted average period of 1.92 years. Options exercised were 0 and 4,255 for the three months ended March 31, 2008 and 2007, respectively, and for the nine months then ended were 11,139 and 6,058, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net income (loss) applicable to common stockholders	$542	$(2,181)	$(2,290)	$(4,784)
Weighted-average common shares used in computing basic net income / (loss) per common share	15,333	15,317	15,330	15,315
Effect of dilutive potential common shares	181	—	—	—
Weighted-average common shares used in computing diluted net income / (loss) per common share	15,514	15,317	15,330	15,315

Basic net income / (loss) per common share	$0.04	$(0.14)	$(0.15)	$(0.31)
Diluted net income / (loss) per common share	$0.03	$(0.14)	$(0.15)	$(0.31)

Outstanding options and warrants to purchase 1,613,332 and 2,075,122 shares of common stock at March 31, 2008 and 2007, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive income (loss)

eGain reports comprehensive income (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $509,000 for the quarter ended March 31, 2008 and the comprehensive loss was $2.2 million for the quarter ended March 31, 2007. Comprehensive loss was $2.3 million and $4.8 million for the nine months ended March 31, 2008 and 2007, respectively. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at March 31, 2008 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information in thousands (unaudited, in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net income / (loss)	$542	$(2,181)	$(2,290)	$(4,784)
Foreign currency translation adjustments	(33)	(7)	15	16

Comprehensive income / (loss)	$509	$(2,188)	$(2,275)	$(4,768)

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

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Total Revenue:
North America	$3,742	$2,829	$11,906	$9,205
Europe	4,950	2,469	11,277	7,526
Asia Pacific	127	95	232	348

	$8,819	$5,393	$23,415	$17,079

Operating Income (Loss):
North America	$(305)	$(1,074)	$(735)	$(1,609)
Europe	1,805	(46)	1,966	(160)
Asia Pacific*	(759)	(775)	(2,455)	(2,136)

	$741	$(1,895)	$(1,224)	$(3,905)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31,
	2008	2007
North America	$4,636	$5,956
Europe	3,624	2,858
Asia Pacific	1,116	855

	$9,376	$9,669

The following table provides revenue for the three months ended March 31, 2008 and 2007 and nine months ended March 31, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue:
License	$2,234	$599	$5,849	$3,084
Hosting services	1,619	1,083	4,295	3,119
Maint & Support services	2,632	2,144	7,140	6,535
Professional services	2,334	1,567	6,131	4,341

	$8,819	$5,393	$23,415	$17,079

For the three months ended March 31, 2008, there was one customer that accounted for 19% of total revenue and there was no customer that accounted for 10% or more of total revenue in the comparable year-ago quarter. For the nine months ended March 31, 2008 there was one customer that accounted for 11% of total revenue and there was no customer that accounted for 10% or more of total revenue in the comparable year-ago period.

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of March 31, 2008 was $9.0 million. As of March 31, 2008, warrants to purchase 462,099 shares of common stock issued in connection with these finances were vested and outstanding.

Oak Hill Capital and Ashutosh Roy Notes

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of March 31, 2008 was $3.9 million.

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

In addition, the amendment allows for the advance of up to an additional $500,000 to be used to finance equipment purchases (the “Equipment Line”). Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month. Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 2% per annum. As of March 31, 2008, there was no available balance for future advances under the Equipment line and the amount outstanding was $234,000 with a weighted average interest rate of 10.25%.

On November 13, 2007 we entered into an amendment to the Credit Facility that revised the financial covenants. As of March 31, 2008 we were compliant with these financial covenants.

On December 28, 2007 we entered into an amendment to the Credit Facility that revised the terms to allow for the advance of up to the lesser of $3.0 million or the sum of (i) 80% of certain qualified receivables, (ii) 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB, (iii) 50% of certain qualified hosting orders, less (iv) the amount of outstanding letters of credit. As of March 31, 2008, the outstanding balance under the Credit Facility was $2.1 million, and the interest rate was 7.41%.

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

The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows. At July 1, 2007, we had net deferred tax assets of $76.7 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157. We are currently assessing the impact of SFAS 157 on our financial statements.

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The parties are briefing a new class certification motion, which is expected to be heard in the middle of 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The adoption of FIN 48 did not have material impact on our financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue:
License	25%	11%	25%	18%
Support and Services	75%	89%	75%	82%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	0%
Cost of support and services	35%	44%	37%	38%

Gross profit	65%	56%	63%	62%
Operating costs and expenses:
Research and development	15%	17%	16%	17%
Sales and marketing	31%	59%	38%	55%
General and administrative	11%	15%	14%	13%

Total operating costs and expenses	57%	91%	68%	85%

Income / (Loss) from operations	8%	(35)%	(5)%	(23)%

Revenues

Total revenue increased 64% to $8.8 million in the quarter ended March 31, 2008 from $5.4 million in the quarter ended March 31, 2007. During the three months ended March 31, 2008, there was one customer that accounted for 19% of total revenue and there was no customer that accounted for 10% or more of total revenue in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2008 increased 37% to $23.4 million, compared to $17.1 million in the same period last year. Total revenue increased in all categories for the three and nine months ended March 31, 2008. For the nine months ended March 31, 2008 there was one customer that accounted for 11% of total revenue and there was no customer that accounted for 10% of total revenue in the comparable year-ago quarter. The impact of the strengthening of the European currencies against the US dollar resulted in increases of $66,000 and $516,000 in total revenue for the three and nine months ended March 31, 2008 as compared to 2007.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest, total revenue for the first nine months of fiscal year 2008 has exceeded total revenue for fiscal year 2007. There is however, general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. During the first and third quarters of fiscal year 2008, we recognized approximately of $2.1 million of revenue from three large license transactions that we signed in the fourth quarter of fiscal year 2007. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 42% for the quarter ended March 31, 2008 compared to 44% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 41% for the nine months ended March 31, 2008 compared to 48% for the comparable year-ago period. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Revenue:
License	$2,234	$599	$1,635	273%	$5,849	$3,084	$2,765	90%
Percentage of total revenue	25%	11%			25%	18%

License revenue increased 273% to $2.2 million in the quarter ended March 31, 2008 from $599,000 in the quarter ended March 31, 2007. The increase in license revenue was primarily due to the increase in the average size of license transactions recognized in the quarter. This included two large transactions totaling approximately $1.5 million that we signed in the fourth quarter of fiscal year 2007. License revenue represented 25% and 11% of total revenue for the quarters ended March 31, 2008 and 2007, respectively.

License revenue for the nine months ended March 31, 2008 increased 90% to $5.8 million, compared to $3.1 million in the same period last year. The increase for the nine months year-over-year was primarily due to the increase in the average size of license transactions recognized. License revenue for the nine months ended March 31, 2008 included six large transactions totaling approximately $4.1 million compared to one transaction of approximately $800,000 in the same period last year. License revenue represented 25% and 18% of total revenue for the nine months ended March 31, 2008 and 2007, respectively.

Given the general unpredictability of the length of current sales cycles and the mix between hosting and license business, license revenue may increase or decrease in future periods.

Support and Services

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Revenue:
Hosting services	$1,619	$1,083	$536	50%	$4,295	$3,119	$1,176	38%
Maint. and support services	$2,632	$2,144	$488	23%	$7,140	$6,535	$605	9%
Professional services	$2,334	$1,567	$767	49%	$6,131	$4,341	$1,790	41%

Total support and services	$6,585	$4,794	$1,791	37%	$17,566	$13,995	$3,571	26%
Percentage of total revenue	75%	89%			75%	82%

Support and services revenue includes hosting, software maintenance and support and professional services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 37% to $6.6 million in the quarter ended March 31, 2008 from $4.8 million in the quarter ended March 31, 2007. Support and services revenue represented 75% and 89% of total revenue for the quarters ended March 31, 2008 and 2007, respectively.

Support and services for the nine months ended March 31, 2008 increased 26% to $17.6 million, compared to $14.0 million in the same period last year. The increase was primarily due to the increase in professional services and hosting services. Support and services revenue represented 75% and 82% of total revenue for the nine months ended March 31, 2008 and 2007, respectively.

Hosting revenue increased 50% to $1.6 million in the quarter ended March 31, 2008 from $1.1 million in the quarter ended March 31, 2007. Hosting revenue for the nine months ended March 31, 2008 increased 38% to $4.3 million, compared to $3.1 million in the same period last year. The increase was primarily due to the increased size of new hosting contracts with larger enterprises recorded in the last three quarters. There were three new large hosting contracts totaling over $2.8 million in last three quarters which started generating quarterly revenue of approximately $318,000. We expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased 23% to $2.6 million in the quarter ended March 31, 2008 from $2.1 million in the quarter ended March 31, 2007. Maintenance and support revenue for the nine months ended March 31, 2008 increased 9% to $7.1 million, compared to $6.5 million in the same period last year. We expect maintenance and support revenue to increase slightly or remain relatively constant in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 49% to $2.3 million in the quarter ended March 31, 2008 from $1.6 million in the quarter ended March 31, 2007. Professional services revenue for the nine months ended March 31, 2008 increased 41% to $6.1 million, from $4.3 million in the same period last year. The increase for the three and nine months ended March 31, 2008 was primarily due to the increase in multi-application sales and larger customer deployments. Based upon our current sales pipeline, the ongoing services related to the Cisco OEM agreement and our current sales strategy we expect professional services revenue to increase or remain relatively constant in future periods.

Cost of Revenues

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Cost of Revenues	$3,107	$2,392	$715	30%	$8,742	$6,598	$2,144	32%
Percentage of total revenue	35%	44%			37%	38%

Total cost of revenue increased 30% to $3.1 million in the quarter ended March 31, 2008 from $2.4 million in the quarter ended March 31, 2007. Total cost of revenue represented 35% and 44% of total revenues in the quarter ended March 31, 2008 and 2007, respectively. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $410,000 from the additional headcount in our operations in North America and India and the increase in compensation for existing employees in our European subsidiaries, (ii) outside consulting expense of $117,000 for services subcontracted through a partner in Europe, (iii) hosting related costs of approximately $48,000 (iv) international subsidiaries’ expenses of approximately $42,000 related to the strengthening of the European and Indian currencies against U.S. dollar.

Total cost of revenue for the nine months ended March 31, 2008 increased 32% to $8.7 million, compared to $6.6 million in the same period last year. Total cost of revenue represented 37% and 38% of total revenues for the nine months ended March 31, 2008 and 2007, respectively. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $1.1 million from an increase in headcount in North America and India and an increase in compensation for existing employees in our European subsidiaries, (ii) outside consulting expense of $360,000 for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $258,000 related to the strengthening of the European and Indian currencies against the U.S. dollar, (iv) hosting related cost of approximately $210,000 and (v) the research and development personnel cost related to the Cisco OEM agreement of approximately $100,000.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Cost of License	$20	$20	$0	0%	$60	$79	$(19)	(24)%
Percentage of license revenue	1%	3%			1%	3%
Gross Margin	99%	97%			99%	97%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license remained unchanged at $20,000 in the quarter ended March 31, 2008 from the quarter ended March 31, 2007. Total cost of license decreased as a percentage of total license revenues to 1% (a gross margin of 99%) in the quarter ended March 31, 2008 from 3% (a gross margin of 97%) in the quarter ended March 31, 2007.

Total cost of license for the nine months ended March 31, 2008 decreased 24% to $60,000, compared to the same period last year. Total cost of license decreased as a percentage of total license revenues to 1% (a gross margin of 99%) for the nine months ended March 31, 2008 from 3% (a gross margin of 97%) in the nine months ended March 31, 2007.

We anticipate cost of license will remain relatively constant in future periods.

Cost of Support and Services

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Cost of support and services	$3,087	$2,372	$715	30%	$8,682	$6,519	$2,163	33%
Percentage of support and service revenue	47%	49%			49%	47%
Gross Margin	53%	51%			51%	53%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM arrangement is being accounted for under the contract accounting method in accordance with paragraph 74 of SOP 97-2 and a zero estimate of profit is being used in calculating development related revenue, we recorded costs associated with this agreement starting the second quarter in fiscal year 2006 and the cost for the quarter ended March 31, 2008 was approximately $336,000 compared to $488,000 for the comparable year-ago quarter. The services delivered in connection with this agreement were performed by research and development personnel totaling approximately $295,000 with the remainder of $41,000 by services personnel. The costs associated with this agreement for the nine months ended March 31, 2008 were approximately $833,000 compared to $812,000 in the same period last year of which $632,000 were for services performed by research and development personnel with the remainder of $201,000 by services personnel.

Total cost of support and services increased 30% to $3.1 million in the quarter ended March 31, 2008 from $2.4 million in the quarter ended March 31, 2007. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $410,000 from the additional headcount in our operations in North America and India and the increase in compensation for existing employees in European subsidiaries, (ii) outside consulting expense of $117,000 for services subcontracted through a partner in Europe, (iii) hosting related costs of approximately $48,000 and (iv) international subsidiaries’ expenses of approximately $42,000 related to the strengthening of the European and Indian currencies against U.S. dollar.

Total cost of support and services for the nine months ended March 31, 2008 increased 33% to $8.7 million, compared to $6.5 million in the same period last year. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $1.1 million from an increase in headcount in North America and India and an increase in compensation for existing employees in our European subsidiaries, (ii) outside consulting expense of $360,000 for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $258,000 related to the strengthening of the European and Indian currencies against the U.S. dollar, (iv) hosting related cost of approximately $210,000 and (v) the research and development personnel cost related to the Cisco OEM agreement of approximately $100,000.

Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement with no profit for development related revenue the gross margins are subject to fluctuate based upon the level of Cisco-related services.

Research and Development

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Research and Development	$1,266	$933	$333	36%	$3,655	$2,791	$864	31%
Percentage of total revenue	15%	17%			16%	17%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 36% to $1.3 million in the quarter ended March 31, 2008 from $933,000 in the quarter ended March 31, 2007. The increase was primarily due to (i) a net increase of $197,000 in personnel related costs related to the increased headcount in North America partially offset by a reduction in the research and development group in India, (ii) increased outside consulting services of $143,000 and (iii) an increase in our international subsidiaries’ expenses of approximately $42,000 related to the strengthening of the European and Indian currencies against the U.S. dollar and was partially offset by a decrease of $42,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services. Total research and development expenses as a percentage of total revenues decreased to 15% in the quarter ended March 31, 2008 compared to 17% in the quarter ended March 31, 2007.

Total research and development costs for the nine months ended March 31, 2008 increased 31% to $3.7 million from $2.8 million in the same period last year. The increase was primarily due to (i) a net increase of $539,000 in personnel related costs related to the compensation adjustment and increased headcount in North America partially offset by a reduction in the research and development personnel in India, (ii) increased outside consulting services of $265,000 and (iii) an increase in international subsidiaries’ expenses of approximately $174,000 related to the strengthening of the European and Indian currencies against the U.S. dollar and was partially offset by a decrease of $119,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services. The increase is consistent with our continued commitment to invest in product innovation. Total research and development expenses as a percentage of total revenues decreased to 16% for the nine months ended March 31, 2008 compared to 17% in the same period last year.

Based upon our current product development plans we anticipate an increase in research and development expense in fiscal year 2008, primarily due to an increase in personnel costs.

Sales and Marketing

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Sales	$2,242	$2,605	$(363)	(14)%	$7,236	$7,706	$(470)	(6)%
Marketing	$521	$556	$(35)	(6)%	$1,668	$1,663	$5	0%

Total Sales and Marketing	$2,763	$3,161	$(398)	(13)%	$8,904	$9,369	$(465)	(5)%
Percentage of total revenue	31%	59%			38%	55%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 13% to $2.8 million in the quarter ended March 31, 2008 from $3.2 million in the quarter ended March 31, 2007. Total sales and marketing expenses as a percentage of total revenues was 31% in the quarter ended March 31, 2008 compared to 59% in the quarter ended March 31, 2007. Total sales and marketing expense for the nine months ended March 31, 2008 was $8.9 million compared to $9.4 million from the same period last year. Total sales and marketing expenses as a percentage of total revenues was 38% for the nine months ended March 31, 2008 compared to 55% in the same period last year.

Total sales expenses were $2.2 million in the quarter ended March 31, 2008, a 14% decrease from the quarter ended March 31, 2007. Total sales expenses for the nine months ended March 31, 2008 decreased 6% to $7.2 million from $7.7 million in the same period last year. The decrease for the nine months was primarily due to (i) a decrease in personnel related cost of $601,000 from the reduction in headcount of the worldwide sales force and (ii) a decrease of $59,000 in outside consulting services that was partially offset by an increase of $262,000 from the strengthening of the European currencies against the dollar.

Total marketing expenses decreased 6% to $521,000 in the quarter ended March 31, 2008 from $556,000 in the quarter ended March 31, 2007. Total marketing expenses for the nine months ended March 31, 2008 were $1.7 million, unchanged from the same period last year. The decrease in the quarter was primarily due to the decrease of $94,000 in marketing program expenses.

General and Administrative

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
General and Administrative	$942	$802	$140	17%	$3,328	$2,226	$1,102	50%
Percentage of total revenue	11%	15%			14%	13%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 17% to $942,000 in the quarter ended March 31, 2008 from $802,000 in the quarter ended March 31, 2007. The increase was primarily due to (i) increased personnel related cost of $94,000 resulted from the increase in compensation in our North America and European subsidiaries and (ii) a $54,000 increase in stock-based compensation , was partially offset by the decrease of $87,000 in bad debt reserve. Total general and administrative expenses as a percentage of total revenues was 11% in the quarter ended March 31, 2008 compared to 15% in the quarter ended March 31, 2007.

Total general and administrative expenses for the nine months ended March 31, 2008 increased 50% to $3.3 million from $2.2 million in the same period last year. Total general and administrative expenses as a percentage of total revenues were 14% for the nine months ended March 31, 2008 compared to 13% in the same period last year. The increase primarily included (i) increased legal expense of $470,000 primarily related to the patent lawsuit that was settled in September 2007, (ii) an increase of $394,000 in auditing and outside consulting expense primarily due to the costs associated with the completion of the last fiscal year-end audit and annual report and additional work required for compliance with the new accounting rule FIN 48, (iii) a $210,000 increase in personnel related expense and (iv) the increase in international subsidiaries’ expenses of approximately $74,000 related to the strengthening of the European and Indian currencies against the U.S dollar and was partially offset by the decrease of $179,000 in the bad debt reserve resulting from strong collection efforts.

Based upon current revenue expectations and the planned increase in outside consulting services for compliance with SOX 404 and investor relations activity, we anticipate general and administrative expenses to remain constant or increase slightly in future periods.

Stock-Based Compensation

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Cost of support and services	$10	$11	$(1)	(9)%	$30	$36	$(6)	(17)%
Research and development	17	9	8	89%	45	33	12	36%
Sales and marketing	17	32	(15)	(47)%	59	98	(39)	(40)%
General and administrative	70	16	54	338%	107	53	54	102%

Total Stock-Based Compensation	$114	$68	$46	68%	$241	$220	$21	10%
Percentage of total revenue	1%	1%			1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Based upon recent and anticipated option grants, we expect our stock compensation expense to increase in the three months ended June 30, 2008.

Income/ Loss From Operations

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Operating Income / (Loss)	$741	$(1,895)	$2,636	139%	$(1,224)	$(3,905)	$2,681	69%
Operating Margin	8%	(35)%			(5)%	(23)%

Operating income was $741,000 in the quarter ended March 31, 2008 compared to an operating loss of $1.9 million in the comparable year-ago quarter. We recorded an 8% operating margin in the quarter ended March 31, 2008 compared to a negative operating margin of 35% in the quarter ended March 31, 2007. The income from operations in the quarter primarily included an increase in revenue by $3.4 million that was partially offset by (i) a net increase in personnel-related costs of $217,000 from our investment in research and development and expansion of the consulting team partially offset by a reduction in sales force, (ii) a total increase of $241,000 in worldwide outside consulting expense and an increase of $186,000 in international expenses due to the strengthening of the European and Indian currencies against the U.S. dollar.

Loss from operations for the nine months ended March 31, 2008 was $1.2 million, compared to $3.9 million from the same period last year. For the nine months ended March 31, 2008, the operating margin was a negative 5% compared to a negative 23% in the same period last year. The operating loss for the nine month period was primarily related to a $6.3 million increase in revenue including $516,000 due to the strengthening of the European currencies against the U.S. dollar, offset by (i) the increased personnel-related costs of $992,000 from our investment in research and development and expansion of the consulting team partially offset by a reduction in our sales force, (ii)

an increase of $835,000 in international expenses due to the strengthening of the European and the Indian currencies against the U.S. dollar. (iii) a total increase of $652,000 in worldwide outside consulting expense, (iv) the legal expense of $470,000 primarily related to the patent lawsuit (v) increased auditing expense of $264,000 primarily due to the costs associated with the completion of the last fiscal year-end audit and annual report and additional work required for compliance with the new accounting rule FIN 48 and (vi) increase in hosting related expense by $210,000 associated with the increase in our hosted business.

Interest Expense, net

Interest expense increased 43% to $421,000 in the quarter ended March 31, 2008 from $294,000 in the comparable year-ago quarter. Interest expense, increased 46% to $1.2 million for the nine months ended March 31, 2008 compared to $840,000 in the same period last year. The increase was primarily due to the increase in the related party notes balances.

Income Tax Expense

There was no income tax expense for the quarter ended March 31, 2008 compared to a tax expense of $3,000 for the comparable year-ago quarter. Income tax expense was $96,000 for the nine months ended March 31, 2008 from $72,000 in the same period last year. Income tax expense was primarily related to the income tax provision for foreign subsidiaries.

Liquidity and Capital Resources

Overview

As of March 31, 2008 our cash and cash equivalents were $4.0 million with a negative working capital of $4.9 million compared to cash and cash equivalents of $6.2 million and a negative working capital of $4.1 million as of June 30, 2007. As of March 31, 2008, our current liabilities included $5.2 million of current deferred revenue compared to $5.5 million on June 30, 2007. Based upon our current operating plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next four quarters. However, if we do not experience the anticipated demand for our products and if our revenues decline, we will need to reduce costs, issue equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On December 28, 2007, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 8—Bank Borrowings). The Credit Facility provides for the advance of up to the lesser of $3.0 million or the sum of (i) 80% of certain qualified receivables, (ii) 50% of our unrestricted cash on deposit with SVB, less the total outstanding obligations to SVB, (iii) 50% of certain qualified hosting orders, less (iv) the amount of any outstanding letters of credit. There are financial covenants under this agreement that require us to meet certain minimum tangible net worth requirements during the term of the Credit Facility. As of March 31, 2008 we were compliant with these financial covenants.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of March 31, 2008 was $9.0 million. As of March 31, 2008, warrants to purchase 462,099 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of March 31, 2008 was $3.9 million As of March 31, 2008, no warrants were outstanding.

Cash Flows

Net cash used in operating activities was $1.8 million for the nine months ended March 31, 2008 unchanged from the same period last year. This consisted primarily of a net loss of $2.3 million offset by depreciation of $575,000, accrued interest and amortization of discount on related party notes of $1.2 million, stock-based compensation of $241,000, the net increase in operating assets and the net decrease in operating liabilities.

The net change in operating assets and liabilities for the nine months ended March 31, 2008 primarily consisted of the increase in accounts receivable by $1.2 million primarily due to an increase in our European business, an increase of $131,000 in other assets, a decrease of $408,000 in accrued compensation primarily due to the reduced commissions and $392,000 decrease in deferred revenue. This was partially offset by the increase in accrued liabilities of $517,000. The net decrease in deferred revenue primarily consists of the revenue recognized for the three large transactions deferred from June, 2007 and the increases in deferred hosting and consulting services which was due to an increase in prepayments from larger hosting customers and an increase in deferred hosting implementation services that will be recognized over the estimated life of the hosting arrangements. The increase in accrued liabilities was primarily due to the increase in sales tax accrual primarily due to the increased sales in our European subsidiaries, income tax provision and auditing expense accruals.

Net cash used in investing activities was $388,000 for the nine months ended March 31, 2008 compared to net cash used in investing activities of $535,000 for the same period last year. Cash used in investing activities for the nine months was due to the purchases of equipment primarily related to our hosting infrastructure driven by the increase in our hosted business. Cash used in investing activities for the comparable year-ago period was primarily for the replacement of old equipment for worldwide operations and purchase of equipment for our new office in India.

Net cash used in financing activities was $126,000 for the nine months ended March 31, 2008 compared to net cash provided by financing activities of $708,000 for the same period last year. Cash used in financing activities consisted primarily of the payments on existing bank borrowings and partially offset by proceeds from new bank borrowing.

Commitments

The following table summarizes eGain’s contractual obligations, including interest payments accrued for the related party notes payable, as of March 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2008	2009	2010	2011	2012
Operating leases	$214	$821	$679	$662	$484	$848	$3,708
Bank borrowings	2,323	—	—	—	—	—	2,323
Related party notes payable	—	14,614	—	—	—	—	14,614
Co-location	27	72	—	—	—	—	99

Total	$2,564	$15,507	$679	$662	$484	$848	$20,744

In connection with the related party notes payable, the total interest payable of $6.1 million will be due in fiscal year 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended June 30, 2007 under the heading corresponding to that set forth above.

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

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The parties are briefing a new class certification motion, which is expected to be heard in the middle of 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

Dated: May 15, 2008	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)