Form 10-K
period 2008-06-30
EGAIN COMMUNICATIONS CORP
filed 2008-09-29
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2007 (the last business day of registrant’s second quarter of fiscal 2008), was approximately $2,334,075. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2008
Common Stock $0.001 par value	15,333,247

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2008 FORM 10-K

i

eGAIN COMMUNICATIONS CORPORATION

PART I

ITEM 1.	BUSINESS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from the failure to improve our sales results and grow revenue, failure to compete successfully in the markets in which we do business, our history of net losses and our ability to sustain profitability, The adequacy of our capital resources and need for additional financing, continued lengthy and delayed sales cycles, the development of our strategic relationships and third party distribution channels, broad economic and political instability around the world affecting the market for our goods and services, the continued adoption of customer service and contact center software solutions, our ability to respond to rapid technological change and competitive challenges, risks from our substantial international operations, legal and regulatory uncertainties and other risks related to protection of our intellectual property assets and the operational integrity and maintenance of our systems. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. Factors that could contribute to such differences include those discussed in “Factors That May Affect Future Results” and elsewhere in this document. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

eGain is one of the world’s premier providers of multichannel customer service and knowledge management software for in-house or on-demand software as a service, or SaaS, deployment. For more than a decade, several of the world’s largest companies have relied on eGain to transform their traditional call centers, help desks, and web customer service operations into multichannel customer interaction hubs. Based on the Power of One™, the concept of one unified platform for multichannel customer interaction and knowledge management, these hubs are designed to enable dramatically improved customer experience, contact center agent productivity, service process efficiencies, sales, and overall contact center performance. The company was incorporated in Delaware in September 1997.

Industry Background

Customer service has become a key, if not the only, differentiator for businesses as products continue to become commoditized. Furthermore, businesses are under pressure to deliver a unified and seamless multichannel customer service experience, while “doing more with less.” Today’s customers demand instant access to customer service and expect immediate, accurate, and consistent responses through a range of traditional and new interaction channels. The ability to deliver consistent service across self-service and a multichannel contact center is a must in today’s competitive business environment.

However, only a few innovative companies have been able to harness the web’s potential for rich interactions. Most businesses continue to struggle with eService basics. With customers continuing to migrate to the web, executives across industries are struggling with how to provide better web customer experiences while cutting service costs.

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

To meet growing customer demand for seamless multichannel service, we believe businesses need a comprehensive, functionally rich, yet deeply integrated customer service suite to serve customers across phone, web, email and other media. Our software suite is designed to enable companies to transform their siloed contact centers into multichannel customer interaction hubs that improve service quality and customer experience, dramatically reduce service costs, increase self-service adoption through highly flexible and adaptive self-service, boost agent productivity, and enhance end-to-end service process efficiencies.

The eGain Solution

Recognized by leading industry analysts and customers alike, our application suite, eGain Service™, is available through licensed or hosted models. It includes integrated, best-in-class applications for web self-service, email management, paper and fax management, chat, cobrowsing, SMS, call tracking and resolution, proactive notifications, cross-channel knowledge management, case management, and service fulfillment. These robust applications are built on the eGain CIH™, an integrated and flexible customer interaction hub platform that includes end-to-end service process management, multichannel, multi-site contact center management, and certified out-of-the-box integrations with leading call center, content, and business systems.

Our applications and platform are built on a service-oriented architecture and are designed to be modular (each application can be deployed stand-alone) while ensuring complete and simple integration across all applications in the suite. Finally, the eGain application suite comes with certified, out-of-the-box integrations with several industry leading call center and business systems through eGain Adapters™.

Our products are designed to provide companies with the following benefits:

•

Build profitable long-term customer relationships.    Customers have taken their business to the Web, forcing companies to create online presences and offer multiple service channels. Unified interactions make all the difference in this “always-on” environment. Whether a customer is asking a question, seeking a resolution to an issue, or making a purchase, our solution allows businesses to recognize customers and provide satisfying experiences at every touch point. Using our solution, businesses can provide 24x7 web self-service, respond rapidly and effectively to large volumes of email, communicate over the web in real time with their customers, answer questions using best-practice processes on the phone, track the history of individual customer interactions, fulfill service requests, and send proactive notifications. Most importantly, a common customer interaction history record ensures that the customer gets the same high-quality experience through every interaction channel and is able to seamlessly move between channels.

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

•

Reduce total cost of ownership (“TCO”) through open architecture, integration adapters, and scalable design.    Our products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprise data sources. By integrating out-of-the-box with leading business applications and content systems, our platform allows companies to leverage existing business data and content assets.

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

The eGain Strategy

Our objective is to further enhance our position as a leading provider of customer interaction hub software. Leading market analysts believe that the customer interaction hub market continues to be a viable one within the larger enterprise business application space.

•	In an economic slowdown, we believe efficiencies generated by self-service and agent productivity solutions are increasingly in demand.

•

Moreover, much of the arbitrage benefit from off-shoring and outsourcing is being eroded by wage inflation in emerging economies, which we believe is leading businesses to rotate their investments into technology.

•	Finally, the business case for retaining existing customers through differentiated service is even more compelling in a slow economy as businesses struggle to acquire new customers.

The following are the key elements of our strategy.

Enhance and expand our leading integrated, multichannel customer service platform.    We believe we are one of the few companies that provide software to enable unified, and not just integrated, communication across email, phone, paper, real-time web channels such as chat and cobrowsing, emerging channels such as SMS and multimodal web self-service, including chatbot technology. We have a strong track record of successfully extending our platform through internal development as well as acquisitions and continue to invest in research and development efforts. We believe we were the first company to unify electronic channels of communication by integrating email and real-time web interactions, and then to offer self-service and knowledge management applications integrated into a complete customer service platform. We also believe that we were the first company in our industry to develop a unified email, chat, and call center solution through our OEM partnership with Cisco Systems. In addition, our solution is designed to integrate easily with other leading call centers as well as CRM and ERP systems, enabling customers to leverage investments in existing systems.

Provide demonstrable return on investment to customers.    In today’s age of prudent IT investments, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment, or “ROI”, in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from our software. Among the ways we believe our solutions deliver ROI to clients are:

•	Increase self-service adoption through multi-modal web self service

•	Improve contact center agent productivity—in-house, outsourced or hybrid

•	Ensure compliance and security in customer interactions

•	Enhance customer experience and retention

•	Reduce escalations, field visits and service costs

•	Increase sales through upsell and cross-sell at the point of service

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

Flexible delivery options.    Offering our solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ our hosted operations. They may also choose hybrid options such as licensing the software but have it managed by us. Customers choosing to receive hosted access to our solutions can focus on core aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. We believe that we offer the highest level of deployment flexibility among enterprise-class customer service software vendors, and are the only company in the market to have offered both on-demand and on-premise deployment of customer service software to enterprises for over a decade. In 2008, we marked the tenth anniversary of our hosted network.

Expand global distribution capabilities.    We intend to expand our global distribution capabilities through our direct sales efforts as well as strategic partnerships with systems integrators, resellers, technology vendors and solution providers. We have sales presence in 18 countries through direct presence and distribution partnerships. We have offices in the United States, United Kingdom, Netherlands, Ireland, Italy and India. We also plan to invest in our global customer care infrastructure as our enterprise clients increasingly want us to offer responsive 7x24 support for their global, mission-critical eGain deployments.

Strengthen partner ecosystem.    We plan to continue to invest in our Cisco OEM partnership to expand our global market reach. We delivered the second phase of our multi-phase OEM product delivery agreement with Cisco in December 2007. The third and final deliverable is now targeted for the second half of fiscal year 2009. We are also systematically investing in developing the rest of our partner ecosystem. We trained solution implementation professionals from 23 partners during the fiscal year, and expanded our partner portal, eGain EcoNet™ Portal, to provide comprehensive sales, support and services information for channel partners, while enabling them to collaborate with one another through an online forum.

Products and Services

eGain Service™ 7.6 Suite of Applications

eGain Service 7.6 is a complete customer service management solution. Built for rapidly implementing next-generation contact-center strategies, it consists of a multichannel customer interaction hub (CIH) platform—eGain CIH—and best-of-breed applications for web self-service and the contact center. The suite combines industry best practices and powerful service process management capabilities built on a service-oriented architecture and an industry-leading, browser-based rich user interface. The solution enables unified multichannel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and web sites. The eGain CIH platform centralizes business rules, interactions, knowledge bases, workflow, analytics, administration and integrations in one common foundation, speeding up CIH implementation and time to value, while lowering total cost of ownership, “TCO”.

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

•

eGain Calltrack™ is a comprehensive and a flexible phone call logging system. Together with eGain knowledge agent, it provides an integrated solution for phone call logging, tracking and resolution as well as follow on task management for service fulfillment.

•

eGain Chat™ gives contact center agents a comprehensive set of tools for serving customers in real-time. eGain Chat supports two-way, “follow me” web browsing so that agents and customers can lead each other to specific web pages for faster issue resolution. It also features powerful file-sharing capabilities. The system’s powerful, query-specific routing and workflow maximize both agent productivity and the quality of service delivered.

•

eGain Cobrowse™ enables contact center agents to provide high-value, live collaboration options to online customers and prospects. It gives companies the ability to deliver real-time assistance and convert site visitors into profitable, long-term customers. The capabilities include: enabling the agent and the customer to fill out forms together, creation of business rules for specific web pages, and allowing phone agents to provide richer experience by conducting a cobrowse session.

•

eGain SelfService™ is a comprehensive solution supporting what we believe to be the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual agent technology and case tracking. Shaped by our experience with enterprise customers, eGain Self-Service offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain CIH™. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. The key modules of this solution are:

•

eGain Customer Portal™ delivers a secure, flexible, personalized web self-service gateway through which customers can retrieve information using a standard web browser. This online customer service portal delivers to customers the personal information they want, the way they want to see it, and when they want to see it. Customers can view the top frequently asked questions, manage their own accounts, review open ticket and service issues, and review their communications with the company within a secure, personalized environment.

•

eGain Guided Help™ gives customers interactive access to the company’s knowledge base, allowing them to answer questions and troubleshoot problems by themselves when it is convenient for them. It uses patented search and reasoning technology, coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions.

•

eGain MessageCenter™ enables secure and authenticated email communications between the customer and the company. eGain MessageCenter is designed to help businesses provide their customers a secure web-based message center to read emails with confidential and sensitive information. Agent responses are automatically replaced with a dynamically generated URL which directs the customer to a secure message center to retrieve the response. Customers are authenticated before they can view their messages.

•

eGain Chatbot™ is used to create virtual customer service assistants to engage web site visitors, answer their queries, escort them on the web site, and escalate seamlessly to agents when necessary. This helps deflect phone calls to the web, provide memorable and brand-aligned customer service experiences, and increase online sales conversion.

•

eGain Adviser™ empowers agents—whether they are novice, expert, in-house, or outsourced—to handle complex customer interactions. Agents receive guided help for providing contextual upsell and cross-sell, follow-on service fulfillment, and value-added advice through conversations that are compliant with regulations and corporate best practices. The solution includes a highly flexible user interface, integrated workflow, and interactive process guidance, powered by the eGain Inference® Reasoning Engine, a proven technology used by enterprises for over 15 years.

•

eGain KnowledgeAgent™ empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This product delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. In the course of a natural conversation with the customer, a service agent is guided to the right answer. In addition, this solution, in conjunction with eGain Content Adapter™, allows an agent to access information stored in external systems.

•

eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, call center telephony or CTI solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. We offer three integration modules: eGain Content Adapter, eGain CTI Adapter, and eGain Data Adapter.

•

eGain Campaign™ is a full-featured, scalable outbound email management solution that offers comprehensive tools for planning, targeting and executing high-volume customer service and direct marketing campaigns. Features of our outbound management software include: targeting the right message to the right person, personalized one-to-one messages, high volume email delivery architecture and the capability to integrate with eGain Service Suite.

•

eGain Notify™ is a flexible, easy-to-use application for managing and delivering automatic reminders, alerts, and updates at all stages of the customer relationship cycle. It is used to provide proactive customer service by sending alerts to customers via multiple interaction channels such as email, phone and SMS. These alerts could span various stages of a service transaction, a customer’s life event, or a customer’s overall life progression where a business may want to add value by providing contextual customer service.

•

eGain AutoClassify™ enables companies to increase response turnaround and significantly improve problem resolution by intelligently categorizing and routing incoming email and other inquiries. It can also be set up to provide auto-suggestions and auto-responses. Powered by the patented eGain Inference® Reasoning Engine, it effectively adds a new staff member to the team—one that can handle thousands of messages an hour, 24 x 7, without a break. eGain AutoClassify uses our powerful technology to understand the customer’s issue and routes inquiries to queues based on categories and the confidence level assigned to those categories. Customer interactions can be placed into multiple independent categories. For example, messages can be sorted by product type as well as inquiry type.

•

eGain AutoWorkflow™ enables businesses to automate complex fulfillment processes that require little or no agent interaction once initiated. Tasks initiated from either emails, webforms, or time-driven processes are automatically handled using the powerful capabilities of the eGain Workflow Engine.

•

eGain SME™ is an enterprise collaboration tool that allows subject matter experts to participate in the process of resolving customer queries. SMEs, both internal in the contact center and external in other departments or companies, are able to fully participate in both solving ongoing problems and suggesting new solutions for inclusion in the knowledge base.

eGain OnDemand™

eGain OnDemand, the software as a service version of our software suite, is a robust and scalable solution that is used by enterprises to rapidly build customer interaction hubs. We believe we were one of the earliest proponents of the hosting model. We host our applications on servers located in our third party SAS 70 Type II data center. The hosting solution allows rapid deployment of eGain products, including seamless secure access to customer’s in-house data systems; 24x7 management of infrastructure, security, servers, operating systems and databases; proprietary management systems to monitor servers and applications allowing for high availability and performance; easy migration from eGain OnDemand to in-house option and vice-versa. In fiscal year 2008, we celebrated our 10 year anniversary of providing hosting excellence to our global customers. As our solutions are 100% web-based, customers are able to receive all features provided by the eGain application suite through a standard web browser over a secure connection. Value-added services include email spam and virus cleaning, post office services, virtual private networks, remote data access, encrypted backups, and test/reporting/warm spare servers.

Consulting and Education Services

Our worldwide professional services organization provides consulting and education services designed to ensure customer success and build customer loyalty.

•

Consulting Services.    Our consulting services group offers rapid implementation services, custom solution development, and systems integration services. Consultants work with customers to understand their specific requirements, analyze their business needs, and implement integrated solutions. We provide these services independently or in partnership with systems integrators who have developed consulting expertise on our platform.

•	Consulting Strategy

Our consulting strategy is to increase margins by providing customers with a variety of pre-packaged solutions built on top of our product line. The professional services team, which consists of consultants and project management staff with significant hands-on experience with our products, collaborates with our product engineering and product management teams in defining the features for the next generation of our products. We are also focusing on partner enablement for greater reach and increased margins worldwide.

•

Education Services.    Our educational services group provides a comprehensive set of basic and customized training programs to our customers and partners. Training programs are offered either in-person at the customer site, or at one of our worldwide training centers.

Education Services Strategy eGain University offers certification programs for our partners and customers. In the last financial year, 108 attendees have been certified on the business administration and technical training tracks. Our future goal is to provide low-cost, easy-to-access online courses.

As of fiscal year ended June 30, 2008 we had approximately 88 professionals providing worldwide services for systems installation, solutions development, application management, and education and support.

eGain Customer Service

We offer a comprehensive collection of support services designed to rapidly respond to inquiries. Our technical support services are available to customers worldwide under maintenance agreements. Our customer service strategy is to provide dedicated customer support account managers for large enterprise customers. Our customer service team uses our software suite to provide world-class service to all our customers. Our Customer Service centers are located at California, the United Kingdom, and India.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. We target our sales efforts at Global 2000 companies. Our North American direct sales organization is based at our corporate headquarters in Mountain View, California, with field sales presence throughout the United States. Internationally, we have field offices in Ireland, Italy, India, the Netherlands, and the United Kingdom.

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

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers, and scaling our business. Our partner portal, EcoNet™, enables us to provide comprehensive sales, support and services information for channel partners, while enabling them to collaborate with one another through an online forum. Partner enablement is a key focus area for our consulting and training teams, too.

As of fiscal year ended June 30, 2008, there were approximately 80 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors including: telecommunications, financial services, insurance, outsourced services, retail, technology, manufacturing and consumer goods. Our revenues are divided between growing medium sized enterprises (companies with up to $250 million in annual revenues) and large enterprises (over $250 million in annual revenues). For the fiscal year ended June 30, 2008, international revenue accounted for 48% and domestic revenue for 52% of total revenue, compared to 45% and 55% respectively for fiscal year 2007 and 51% and 49% respectively for fiscal year 2006.

None of our customers accounted for more than 10% of our revenues in fiscal years 2008, 2007, or 2006.

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Consona Corporation, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Live Person, Inc., RightNow Technologies, Inc., and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and other such broad software companies that may attempt to sell customer service software to their installed base.

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

Research and Development

The market for our products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. We believe that strong product development capabilities are essential to our strategy of maintaining technology leadership. This includes enhancing current technology, providing excellent quality, performance, and functionality, as well as developing additional applications and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources to set up a comprehensive software development process that involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required in bringing product concepts and development projects to market successfully.

In addition, we continuously analyze market and customer requirements and evaluate technology that we believe will enhance platform acceptance in the market. We selectively choose partners with superior technology to enhance features and functionality of our product offerings.

As of fiscal year ended June 30, 2008, there were approximately 79 employees engaged in worldwide product development activities.

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

Employees

As of fiscal year ended June 30, 2008, we had 279 full-time employees, of which 79 were in product development, 88 in services and support, 80 in sales and marketing, and 32 in finance and administration.

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

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval processes of our customers and potential customers has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented sales from closing that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

Our hybrid revenue model may impact our operating results

We have a hybrid delivery model meaning that we offer our solutions on a hosted or license basis to our customers. For license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

If we fail to improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on the ability of our sales force to become more productive. Moreover, many of our competitors have sizeable sales forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, failure of our sales and marketing investments to translate into increased sales volume and enhanced customer relationships may hamper our efforts to achieve profitability. This may impede our efforts to ameliorate operations in other areas of the company and may result in, further decline of our common stock price.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Consona Corporation, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Live Person, Inc., RightNow Technologies, Inc., and Talisma Corp. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

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

We have a history of losses and may not be able to be profitable in the future

We incurred a net loss of $4.1 million for the year ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of approximately $329.3 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We may not be able to pay our debt and other obligations

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding debt or restructure such outstanding debt, we would be in default under the terms thereof. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. Any restructuring of outstanding debt may be on terms that are more onerous than the existing terms or could result in substantial dilution to our existing stockholders.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement, we will supply unified communications technology for use in certain Cisco products. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have and will continue to invest a significant amount of time and resources into this relationship. We have limited control, if any, as to whether Cisco will devote adequate resources to promoting and selling their products that incorporate our technology. For example, to date this OEM agreement has not contributed significantly to our annual revenues. If Cisco changes its strategy, reduces its efforts on our behalf or discontinues or alters its relationship with us, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2008 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

Our international operations involve various risks

We derived 48% of our revenues from international sales for the fiscal year 2008 compared to 45% for the fiscal year 2007, and 51% for fiscal year 2006. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

More than 50% of our workforce is employed in India. Of these employees more than 42% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Fluctuations in exchange rates between the Euro, the British pound, the Rupee and the U.S. dollar in which we do business, may adversely affect our operating results.

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

Furthermore, the stock market has recently and in the past experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to increase and decline.

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

We may engage in future acquisitions or investments that could dilute our existing stockholders, cause us to incur significant expenses or harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Mountain View, California	Corporate Headquarters	16,000	2011
Pune, India	Corporate Offices	24,331	2013
Delhi, India	Corporate Offices	6,000	2016
Slough, England	European Headquarters	7,000	2013

Including a new office in Delhi, India which opened in October, 2007, we believe our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The parties are briefing a new class certification motion, which is expected to be heard in late 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

eGain’s Common Stock trades on the OTC Bulletin Board under the symbol “EGAN.OB”. The following table sets forth, for the periods indicated, high and low bid prices for eGain’s Common Stock as reported by the OTC Bulletin Board.

	High	Low
Year Ended June 30, 2008
First Quarter	$1.30	$0.88
Second Quarter	1.25	0.45
Third Quarter	0.95	0.45
Fourth Quarter	1.00	0.53

Year Ended June 30, 2007
First Quarter	$1.65	$1.04
Second Quarter	1.80	1.20
Third Quarter	1.45	1.01
Fourth Quarter	1.26	0.94

(b) Holders

As of September 22, 2008, there were approximately 369 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 4,800 beneficial stockholders of our common stock as of September 22, 2008.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Assumed Stock Option Plans (1)	6,606	$59.98	—
1998 Stock Plan	588,905	$5.92	11,211
2005 Stock Incentive Plan	384,064	$1.07	75,936
Equity compensation plans not approved by security holders
Assumed Stock Option Plans (1)	73	$40.75	—
2000 Non-Management Plan	165,876	$10.04	28,969
2005 Management Plan	1,132,800	$0.77	325,850

Total	2,278,324	$3.00	441,966

(1)	Includes the aggregate number of securities to be issued upon exercise of options assumed in connection with our acquisition of several companies. There are no remaining options available for future issuance under these plans.

Equity Compensation Plans Not Approved By Security Holders

2000 Non-Management Plan

In July 2000, eGain’s Board of Directors adopted the 2000 Non-Management Plan (the “2000 Non-Management Plan”) which provides for the grant of non-statutory stock options and stock purchase rights to employees of eGain. A total of 200,000 shares of common stock were reserved for issuance under the Non-Management Plan.

2005 Management Stock Option Plan

In May 2005, eGain’s Board of Directors adopted the 2005 Management Stock Option Plan (the “2005 Management Plan”) pursuant to which, the Compensation Committee may grant NSOs to purchase up to 962,400 shares of eGain common stock, at an exercise price of not less than 100% of the fair market value of such common stock, to directors, officers and key employees of the Company and its subsidiaries. Options granted under the 2005 Management Plan are subject to vesting as determined by the Compensation Committee. The options are exercisable for up to five (5) years from the date of grant.

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

	Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share information)
Revenue:
License	$6,570	$3,407	$5,967	$5,960	$4,058
Support and Services	23,537	19,066	16,597	14,468	15,545

Total revenue	30,107	22,473	22,564	20,428	19,603
Cost of license	80	99	231	406	1,646
Cost of support and services	11,556	9,132	6,985	6,215	6,462

Gross profit	18,471	13,242	15,348	13,807	11,495

Operating costs and expenses:
Research and development	5,098	3,973	3,046	2,367	2,942
Sales and marketing	11,747	12,853	9,570	8,855	8,284
General and administrative	4,240	2,884	2,637	3,295	3,447
Amortization of intangible assets	—	—	—	—	1,203
Restructuring and other	—	—	—	(922)	23

Total operating costs and expenses	21,085	19,710	15,253	13,595	15,899

Income / (Loss) from operations	(2,614)	(6,468)	95	212	(4,404)
Interest expense, net	(1,659)	(1,167)	(1,040)	(954)	(596)
Other income	332	72	32	100	106

Loss before income tax	(3,941)	(7,563)	(913)	(842)	(4,894)
Income tax	(206)	(136)	(146)	—	—

Net loss	(4,147)	(7,699)	(1,059)	(842)	(4,894)
Dividends on convertible preferred stock	—	—	—	(3,732)	(7,384)

Net loss applicable to common stockholders	$(4,147)	$(7,699)	$(1,059)	$(4,574)	$(12,278)

Per share information:
Basic/Diluted net loss per common share	$(0.27)	$(0.50)	$(0.07)	$(0.47)	$(3.33)

Weighted average shares used in computing basic/diluted net loss per common share	15,330	15,317	15,308	9,731	3,688

Below is summary of stock based compensation included in the costs and expenses above:
Cost of support and services	$41	$47	$34	$—	$—
Research and development	57	39	53	—	—
Sales and marketing	67	127	80	—	—
General and administrative	153	62	95	—	—

Total stock-based compensation expense	$318	$273	$262	$—	$—

	June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,790	$6,195	$6,916	$4,498	$5,181
Working capital	(2,666)	(4,111)	347	794	2,009
Total assets	13,914	15,362	16,105	15,904	15,161
Deferred revenue	5,164	5,541	4,259	4,144	3,731
Long-term debt	16,553	11,820	8,729	7,648	6,607

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a pioneer in, and a leading provider of, customer service and contact center software that enables companies to build customer interaction hubs. An innovative approach to customer service, these hubs are designed to reduce customer service costs while enhancing customer experience within and across interaction channels by centralizing interaction history, knowledge management, business rules, analytics, workflow and application management in one platform. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade.

We were founded in September 1997. Since inception, we have incurred substantial costs developing our proprietary technological solutions, recruiting and compensating personnel, and purchasing operating assets. In response to our revenues declining during fiscal years 2001 through 2004, we took actions to reduce overall expense rates.

Based upon the increased revenues and income from operations in fiscal years 2006 and 2005 as well as the positive cash flow from operating activities in fiscal year 2006, we made increased investments in our business in fiscal year 2007 including an expansion of the product and sales and marketing teams. This investment was driven in part by the OEM agreement we signed with Cisco Systems in August 2006. The investment we made in our sales and marketing teams did not convert into revenue in fiscal year 2007 due to the ramp up time of the new sales personnel and the shift in our business mix from license arrangements to hosting arrangements. In fiscal year 2007, we recorded revenue of $22.5 million, loss from operations of $6.5 million and net cash used in operations of $2.8 million.

In fiscal year 2008, we began to see the benefits from the investments we made in our business in fiscal year 2007 and as a result, recorded revenue of $30.1 million and reduced our loss from operations to $2.6 million. We anticipate an increase in revenue in fiscal year 2009.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 1% in fiscal 2008 and 4% in fiscal 2007. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 3% for the fiscal year ended June 30, 2008, and is all related to professional services revenue.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

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

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred asset. As of June 30, 2008, we had a valuation allowance of approximately $76.2 million, of which approximately $75.1 million was attributable to U.S. and state net operating loss and research and development credit carryforwards.

We adopted the FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” effective July 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of other income and expense. This policy did not change as a result of our adoption of FIN 48.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Fiscal Year
	2008	2007	2006
Revenue:
License	22%	15%	26%
Support and Services	78%	85%	74%

Total revenue	100%	100%	100%
Cost of license	0%	0%	1%
Cost of support	39%	41%	31%

Gross profit	61%	59%	68%
Research and development	17%	18%	13%
Sales and marketing	39%	57%	42%
General and administrative	14%	13%	12%

Total operating costs and expenses	70%	88%	67%

(Loss) / Income from operations	(9)%	(29)%	1%

Revenue

Total revenue, which consists of license revenue and support and services revenue, was $30.1 million, $22.5 million, and $22.6 million, in fiscal years 2008, 2007, and 2006, respectively. In fiscal year 2008, total revenue increased 34%, or $7.6 million from the prior year. There was an increase in all revenue types in fiscal year 2008. Our international sales accounted for approximately 48% of total revenue in fiscal year 2008 an increase from 45% in the prior year. The impact of the strengthening of the European currencies against the US dollar contributed to an increase of about $565,000 in total revenue compared to fiscal year 2007.

Total revenue in fiscal year 2007 remained substantially unchanged from fiscal year 2006. The unchanged total revenue in fiscal year 2007 was primarily due to the increase in support and services revenue offset by the decrease in license revenue.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest, we recorded our highest total revenue in the past six years. There is however general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions, seasonal buying patterns and global economic concerns. For example, in fiscal year 2007 we deferred license revenue of $2.1 million due to the complexity of three large transactions we executed in the fourth quarter of fiscal year 2007 and recognized this revenue in fiscal year 2008. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was over 43% and 39% for the fiscal years 2008 and 2007, respectively. For license transactions the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Revenue:
License	$6,570	$3,407	$5,967	$3,163	93%	$(2,560)	(43)%
Percentage of total revenue	22%	15%	26%

License revenue was $6.6 million, $3.4 million, and $6.0 million in fiscal years 2008, 2007, and 2006, respectively. This represents an increase of 93% or $3.2 million in fiscal year 2008 from fiscal year 2007 compared to a decrease of 43% or $2.6 million in fiscal year 2007 from fiscal year 2006. License revenue represented 22%, 15% and 26% of total revenue for the fiscal years 2008, 2007 and 2006, respectively. The increase in fiscal year 2008 was primarily due to the increase in the average size of license transactions recognized that included approximately $2.1 million from transactions we signed in fiscal year 2007.

The decrease in fiscal year 2007 was primarily due in part to: (i) the shift in our customer’s buying patterns resulting in an increase in new hosting business and (ii) the deferral of revenue for three large license transactions totaling $2.1 million in the fourth quarter of fiscal year 2007. Even though license revenue decreased in fiscal year 2007, the size of license transactions signed in fiscal year 2007 increased from fiscal year 2006. The total revenue of the three largest license contracts signed in fiscal year 2007 was $3.8 million including two transactions over $1.0 million and one of approximately $800,000 compared to two license transactions over $1.0 million in fiscal year 2006. The total revenue of the three largest license contracts signed in fiscal year 2007 was $3.8 million and $2.1 million of this amount was deferred to fiscal year 2008. Given the general unpredictability of the length of current sales cycles, the mix of new hosting and license business and the uncertainty in global economy, license revenue may increase or decrease in the future quarters but we anticipate the total license revenues to increase in fiscal year 2009.

Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Revenue:
Hosting services	$5,825	$4,356	$3,658	$1,469	34%	$698	19%
Maint. and support services	$9,505	$8,832	$8,431	$673	8%	$401	5%
Professional services	$8,207	$5,878	$4,508	$2,329	40%	$1,370	30%

Total support and services	$23,537	$19,066	$16,597	$4,471	23%	$2,470	15%
Percentage of total revenue	78%	85%	74%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue was $23.5 million, $19.1 million and $16.6 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 23% or $4.5 million in fiscal year 2008 compared to fiscal year 2007 and an increase of 15% or $2.5 million in fiscal year 2007 compared to fiscal year 2006. Support and services revenue represented 78%, 85% and 74% of total revenue for the fiscal years 2008, 2007 and 2006, respectively.

Hosting revenue was $5.8 million, $4.4 million and $3.7 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 34% or $1.5 million in fiscal year 2008 compared to 19% or $698,000 in fiscal year 2007 compared to fiscal year 2006. Hosting revenues increased in fiscal year 2008 from fiscal year 2007 primarily due to the increased size of new hosting contracts with larger enterprises. There were three new large hosting contracts totaling over $2.8 million in fiscal year 2008. Hosting revenues increased year-over-year from fiscal year 2006 to fiscal year 2007 primarily due to the increased size of new hosting contracts with larger enterprises. There were two new large hosting contracts totaling over $2.5 million in fiscal year 2007 compared to four new hosting contracts over $100,000 in fiscal year 2006. We expect hosting revenue to increase in fiscal year 2009 based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue was $9.5 million, $8.8 million and $8.4 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 8% or $673,000 compared to fiscal year 2007 and an increase of 5% or $401,000 in fiscal year 2007 compared to fiscal year 2006. The increase in fiscal year 2008 was primarily due to the increase in license revenue. The increase in fiscal year 2007 was primarily related to the change in the exchange rate between the US dollar and British pound. We expect maintenance and support revenue to increase slightly or remain relatively constant in fiscal year 2009 based upon current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue was $8.2 million, $5.9 million and $4.5 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 40% or $2.3 million in fiscal year 2008 compared to fiscal year 2007 and an increase of 30% or $1.4 million in fiscal year 2007 compared to fiscal year 2006. The increase in fiscal year 2008 was primarily due to the increase in multi-application sales and larger customer deployments. The increase in fiscal year 2007 was primarily due to (i) services delivered associated with the OEM Agreement we entered into with Cisco Systems in August 2006, (ii) our increased focus in selling our products and services to larger organizations has resulted in an increase in the size of professional services engagements with these larger companies deploying our customer interaction solutions within their organizations, contributing to an increase of approximately $600,000 in North America and (iii) the ratable recognition of hosting implementation services deferred in fiscal year 2006. Based upon our current sales pipeline and our current sales strategy we expect professional services revenue to increase slightly or remain relatively constant in fiscal year 2009.

In fiscal years 2008, 2007 and 2006, no single customer accounted for more than 10% of total revenue.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Cost of revenue	$11,636	$9,231	$7,216	$2,405	26%	$2,015	28%
Percentage of total revenue	39%	41%	32%
Gross Margin	61%	59%	68%

Total cost of revenue was $11.6 million, $9.2 million and $7.2 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 26% or $2.4 million in fiscal year 2008 compared to fiscal year 2007 and an increase of 28% or $2.0 million in fiscal year 2007 compared to fiscal year 2006. Total cost of revenue as a percentage of total revenues was 39% (a gross margin of 61%) in fiscal year 2008 as compared to 41% (a gross margin of 59%) in fiscal year 2007. The increase in fiscal year 2008 was primarily due to an increase in (i) personnel and personnel-related expenses of $1.2 million relating to an increase in headcount and an increase in compensation for existing employees, (ii) outside consulting expense of $464,000 primarily for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $256,000 related to the strengthening of the European and Indian currencies against the U.S. dollar, (iv) hosting related cost of approximately $233,000 and (v) the research and development personnel cost related to the Cisco OEM agreement of approximately $107,000.

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

Gross margin for fiscal year 2008 was 61%, a slight increase from 59% in fiscal year 2007. Gross margin for fiscal year 2007 was 59% compared to 68% in fiscal 2006. The decrease in gross margin in fiscal year 2007 from fiscal year 2006 was primarily due to the mix between license revenue and support and services revenue.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Cost of license	$80	$99	$231	$(19)	(19)%	$(132)	(57)%
Percentage of license revenue	1%	3%	4%
Gross Margin	99%	97%	96%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $80,000, $99,000 and $231,000 in fiscal years 2008, 2007 and 2006, respectively. This represented a decrease of 19% or $19,000 in fiscal year 2008 compared to 2007 and a decrease of 57% or $132,000 in fiscal year 2007 compared to fiscal year 2006. Total cost of license decreased as a percentage of total license revenues to 1% in fiscal year 2008 as compared to 3% in the fiscal year 2007 but the gross margin increased to 99% in fiscal year 2008 as compared to 97% in fiscal year 2007. There was no significant change in cost of license in fiscal year 2008 from fiscal year 2007. The decrease in fiscal year 2007 was due to the expiration and renegotiation of certain royalty agreements that resulted in a reduction in the amortization of prepaid royalties. We anticipate cost of license to remain relatively constant in future periods.

Cost of Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Cost of support and services	$11,556	$9,132	$6,985	$2,424	27%	$2,147	31%
Percentage of supp. and serv. revenue	49%	48%	42%
Gross Margin	51%	52%	58%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM arrangement is being accounted for under the contract accounting method per paragraph 74 of SOP 97-2 and a zero estimate of profit is being used in calculating revenue, we recorded costs associated with this agreement of approximately $1.0 million in fiscal year 2008 compared to $911,000 in fiscal year 2007. The majority of the services delivered in connection with this agreement have been performed by research and development personnel totaling approximately $806,000 and $680,000 for fiscal years 2008 and 2007, respectively, and the remainder was being performed by services and sales personnel.

Total cost of support and services was $11.6 million, $9.1 million, and $7.0 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 27% or $2.4 million in fiscal year 2008 compared to fiscal year 2007 and an increase of 31% or $2.1 million in fiscal year 2007 compared to fiscal year 2006. Total cost of support and services as a percentage of total support and services revenue was 49% (a gross margin of 51%) in the fiscal year 2008 compared to 48% (a gross margin of 52%) in the fiscal year 2007 period and 42% (a gross margin of 58%) in the fiscal year 2006 period.

The increase in cost of support and services in fiscal year 2008 was primarily due to an increase in (i) personnel and personnel-related expenses of $1.2 million relating to an increase in headcount and an increase in compensation for existing employees, (ii) outside consulting expense of $464,000 primarily for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $256,000 related to the strengthening of the European and Indian currencies against the U.S. dollar, and (iv) hosting related cost of approximately $233,000.

The increase in fiscal year 2007 was primarily due to (i) the research and development personnel cost related to the Cisco OEM agreement of approximately $699,000, (ii) increased personnel expenses of $627,000 from the additional headcount from our operations in North America and India operations, (iii) the increase in hosting costs of approximately $177,000 and depreciation and software expenses of $204,000, and (iv) an increase in European expenses of approximately $229,000 related to the change in the exchange rate between the U.S. dollar and British pound.

Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement with no profit for development related revenue the gross margins are subject to fluctuate based upon the level of Cisco-related services.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Research and Development	$5,098	$3,973	$3,046	$1,125	28%	$927	30%
Percentage of total revenue	17%	18%	13%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $5.1 million, $4.0 million and $3.0 million in fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 28% or $1.1 million in the fiscal year 2008 compared to fiscal year 2007 and an increase of 30% or $927,000 in fiscal year 2007 compared to fiscal year 2006. Total research and development expenses as a percentage of total revenues was 17% in the fiscal year 2008 compared to 18% in the fiscal year 2007. The year-over-year increases are consistent with our continued commitment to invest in product innovation.

The increase in fiscal year 2008 was primarily due to (i) a net increase of $713,000 in personnel related costs related to the compensation adjustment and increased headcount in North America partially offset by a reduction in the research and development personnel in India, (ii) increased outside consulting services of $334,000 and (iii) an increase in international subsidiaries’ expenses of approximately $165,000 related to the strengthening of the European and Indian currencies against the U.S. dollar and was partially offset by a decrease of $107,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services.

The increase in fiscal year 2007 included primarily (i) increased personnel and personnel-related costs of $1.1 million and (ii) an increase of $423,000 in outside consulting expenses. The increase was partially offset by the services performed by research and development personnel in connection with the Cisco OEM agreement.

Based upon our current product development plans, we anticipate the research and development expense to increase in fiscal year 2009.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Sales	$9,528	$10,673	$7,846	$(1,145)	(11)%	$2,827	36%
Marketing	$2,219	$2,180	$1,724	$39	2%	$456	26%

Total Sales and Marketing	$11,747	$12,853	$9,570	$(1,106)	(9)%	$3,283	34%
Percentage of total revenue	39%	57%	42%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $11.7 million, $12.9 million and $9.6 million in fiscal years 2008, 2007 and 2006, respectively. This represented a decrease of 9% or $1.1 million in fiscal year 2008 compared to fiscal year 2007 and an increase of 34% or $3.3 million in fiscal year 2007 compared to fiscal year 2006. Total sales and marketing expenses as a percentage of total revenues was 39% in the fiscal year 2008 compared to 57% in the fiscal year 2007.

Total sales expense was $9.5 million for fiscal year 2008 compared to $10.7 million for fiscal year 2007 and $7.8 million for the fiscal year 2006. The decrease in fiscal year 2008 was primarily due to a decrease in personnel related cost of $1.5 million from the reduction in headcount of the worldwide sales force and was partially offset by (i) an increase of $106,000 in outside consulting services and (ii) an increase of $317,000 from the strengthening of the European currencies against the dollar.

The increase in fiscal year 2007 was primarily due to the increased personnel and personnel related costs of approximately $2.5 million and an increase in European expenses of approximately $338,000 related to the change in the exchange rate between the U.S. dollar and British pound.

The sales expenses also included the tele-marketing sales group that had previously been managed within the marketing group. The changes in sales personnel costs related to the tele-marketing group included the increased expenses of $251,000 and $123,000 in fiscal years 2008 and 2007, respectively.

Total marketing expenses were $2.2 million, $2.2 million and $1.7 million in fiscal years 2008, 2007 and 2006 respectively. Total marketing expense in fiscal year 2008 remained unchanged from fiscal year 2007.The overall increase in fiscal year 2007 was primarily due to the increase in lead generation and marketing programs as well as the expansion of the marketing groups in both Europe and India.

We expect sales and marketing expenses to remain relatively constant in fiscal year 2009.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
General and administrative	$4,240	$2,884	$2,637	$1,356	47%	$247	9%
Percentage of total revenue	14%	13%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $4.2 million, $2.9 million and $2.6 million in the fiscal years 2008, 2007 and 2006, respectively. This represented an increase of 47% or $1.3 million in fiscal year 2008 compared to fiscal year 2007 and an increase of 9% or $247,000 in fiscal year 2007 compared to fiscal year 2006. Total general and administrative expenses as a percentage of total revenues increased to 14% in fiscal year 2008 as compared to 13% in the fiscal year 2007 period.

The increase in fiscal 2008 was primarily due to (i) increased legal expense of $344,000 primarily related to the patent lawsuit that was settled in September 2007, (ii) an increase of $570,000 in auditing and outside consulting expense primarily due to the costs associated with the completion of the last fiscal year-end audit and annual report and consulting services for the implementation of SOX 404 and the new accounting rule FIN 48, (iii) a $256,000 increase in personnel related expense, and (iv) the increase in international subsidiaries’ expenses of approximately $78,000 related to the strengthening of the European and Indian currencies against the U.S dollar and was partially offset by the decrease of $139,000 in the bad debt reserve resulting from a settlement of an uncollectible account.

The increase in fiscal 2007 was primarily due to (i) increased legal expense of $171,000, (ii) an increase of $115,000 in personnel expenses related to additional headcount and compensation adjustment for the North America and India operations and (iii) an increase in bad debt expense of $101,000 that was primarily related to increased specific reserves for overdue accounts in our European Receivables and was partially offset by (i) a decrease in sales tax expense by $94,000 and (ii) D&O insurance premiums reduced by $83,000.

Based upon current revenue expectations we anticipate general and administrative expenses to remain relatively constant in fiscal year 2009.

Impairment of Long Lived Assets

In connection with the transitional goodwill impairment evaluation provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we performed an annual goodwill impairment review on April 1 every year, and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2008, 2007 and 2006, we did not have any such losses.

Valuation and Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Cost of support and services	$41	$47	$34	$(6)	(13)%	$13	38%
Research and development	$57	$39	$53	$18	46%	$(14)	(26)%
Sales and marketing	$67	$127	$80	$(60)	(47)%	$(47)	59%
General and administrative	$153	$60	$95	$93	155%	$(35)	(37)%
Total Stock-Based Compensation	$318	$273	$262	$45	16%	$11	4%
Percentage of total revenue	1%	1%	1%

Stock based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our Board of Directors and consultants, primarily in the form of stock options as we adopted the provision of SFAS 123R on July 1, 2005. The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, we accounted for stock compensation under SFAS 123R and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

Based upon recent and anticipated option grants, we do not expect our stock compensation expense to increase significantly in fiscal year 2009.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(in thousands)
Operating income / (loss)	$(2,614)	$(6,468)	$95	$3,854	60%	$(6,563)	(6908)%
Operating margin	(14)%	(49)%	1%

Loss from operations was $2.6 million in fiscal year 2008 compared to a loss of $6.5 million in fiscal year 2007 and income of $95,000 in fiscal year 2006 This represented a decrease in operating loss of $3.8 million in fiscal year 2008 compared to fiscal year 2007 and an increase in operating loss of $6.6 million in fiscal year 2007 compared to fiscal year 2006. The operating margin was a negative 14% in fiscal year 2008 and a negative 49% in the fiscal year 2007 compared to a 1% margin in fiscal year 2006.

The reduction in operating loss in fiscal year 2008 was a net of (i) significant increase in total revenue of $7.6 million or 34% from the prior year and (ii) an increase in overall costs and operating expense of $3.8 million which was primarily driven by costs associated with the increased revenue and our continued commitment to product innovation.

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

Interest Expense and Other Income (Expense)

Interest expense was $1.7 million, $1.2 million and $1.1 million in fiscal years 2008, 2007 and 2006, respectively. This represents an increase of 36% or $493,000 in fiscal year 2008 compared to fiscal year 2007 and an increase of 12% or $138,000 in fiscal year 2007 compared to fiscal year 2006. The increase was primarily due to the compound interest rate applied to the related party notes.

Other income was $332,000 in fiscal year 2008 compared to other income of $72,000 in fiscal year 2007 and other expense of $32,000 in fiscal year 2006. The other income in fiscal year 2008 was primarily from a foreign exchange gain related to the payments from international trade receivables.

Income Tax Expense

Income tax expense for fiscal year 2008 was $206,000 compared to $136,000 and $146,000 in fiscal years 2007 and 2006 respectively. Income tax expense was primarily related to the income tax provision for foreign subsidiaries.

Related Party Transactions

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. Each five-year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned to us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. On June 29, 2007, we entered into an agreement that amends and restates the 2002 and 2003 notes with Mr. Roy pursuant to which he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three—year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of June 30, 2008 was $9.3 million. As of June 30, 2008, warrants to purchase 462,099 shares of common stock related to these financings were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2008 was $4.0 million. As of June 30, 2008, there were no warrants outstanding related to this financing.

On September 24, 2008 we entered into an amendment that converts a portion of the outstanding related party debt under the prior notes into shares of our common stock and extends the maturity date of the remaining outstanding related party debt to March 31, 2012 in addition to providing warrants in consideration for the note extension (See Note 11 Subsequent Events).

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to an entity’s auditor rather than the entity. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on our consolidated financial position and results of operation.

In April 2008, FASB issued FSP FAS No. 142-3, Determination of Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and other intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position results of operation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently assessing the impact of SFAS 141R and SFAS 160 on our financial statements.

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

In February 2007, the FASB issued SFAS. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, and (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our financial statements.

Liquidity and Capital Resources

Overview

Based upon the increased revenues and income from operations in fiscal years 2006 and 2005 as well as the positive cash flow from operating activities in fiscal year 2006, we made increased investments in our business in fiscal year 2007 including the expansion in our product and sales and marketing teams. This investment was driven in part by the OEM agreement we signed with Cisco Systems in August 2006. Resulting from these investments we recorded annual revenue of $30.1 million in fiscal year 2008 our highest revenue in the last five fiscal years. Furthermore we reduced our operating loss to $2.6 million from $6.5 million in the prior year. The increased operating costs and expense was primarily driven by the increased revenue and our continued investment in product development in fiscal year 2008. In addition, net cash used in operating activities was $2.8 million in both fiscal years 2008 and 2007. To assist in the financing of our operating activities in fiscal year 2008, we changed to a new bank which provided us more flexibility in loan borrowing (see note 4 Bank

Borrowing to the accompanying consolidated financial statements). As of June 30, 2008, our cash and cash equivalents were $3.8 million compared to $6.2 million on June 30, 2007 and $6.9 million on June 30, 2006. As of June 30, 2008 we had a negative working capital of $2.7 with the restructuring of related party notes on September 24, 2008 (See Note 11—Subsequent Events), compared to a negative working capital of $4.1 million at June 30, 2007. As of June 30, 2008, our deferred revenue was $5.2 million compared to $5.5 million on June 30, 2007. Based upon our fiscal year 2009 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we will need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On September 24, 2008 we entered into an amendment that converts a portion of the outstanding related party debt under the prior notes into shares of our common stock and extends the maturity date of the remaining outstanding related party debt to March 31, 2012 in addition to providing warrants in consideration for the note extension (See Note 11 Subsequent Events).

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”) (See Note 4—“Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to SVB and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Agreement that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of June 30, 2008 we were compliant with these financial covenants.

On December 28, 2007, we entered into an amendment to our loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”) (See Note 4—“Bank Borrowings”). The Credit Facility provides for the advance of up to the lesser of $3.0 million or the sum of (i) 80% of certain qualified receivables, (ii) 50% of our unrestricted cash on deposit with SVB, less the total outstanding obligations to SVB, (iii) 50% of certain qualified hosting orders, less (iv) the amount of any outstanding letters of credit. This Credit Facility has been terminated as of June 30, 2008.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of June 30, 2008 was $9.3 million. As of June 30, 2008, warrants to purchase 462,099 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of June 30, 2008 was $4.0 million. As of June 30, 2008, no warrants were outstanding.

Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash used in operating activities was $2.8 million in fiscal year 2008 unchanged from fiscal year 2007 compared to net cash provided by operating activities of $3.0 million in fiscal year 2006. The net cash provided by or used in operating activities consisted primarily of net loss, plus non-cash expenses related to depreciation, accrued interest and amortization of discount on related party notes, and the net change in operating assets and liabilities. It also included a non-cash charge of stock-based compensation starting in fiscal year 2006.

The net change in operating assets and liabilities in fiscal year 2008 primarily consisted of the increase of $895,000 in accounts receivables and decreases in accrued compensation by $224,000 and deferred revenue by $414,000. The increase in accounts receivables was a result of our increase in revenue partially offset by continued improvement of our collection efforts. The decrease in accrued compensation was associated with the decreased commission resulting from the decrease in new license and hosting contracts in the fourth quarter of fiscal year 2008. The decrease in deferred revenue is primarily due to the decrease in deferred support and was partially offset by the increases in deferred hosting and consulting services.

The net change in operating assets and liabilities in fiscal year 2007 primarily consisted of the increases in deferred revenue by $1.1 million, accrued compensation by $576,000 and accounts payable by $522,000 and the decrease of $344,000 in accounts receivables. The significant increase in deferred revenue primarily consisted of increases in deferred hosting and consulting services which was due to an increase in prepayments from larger hosting customers and an increase in deferred hosting implementation services that will be recognized over the estimated life of the hosting arrangements. The increase in accrued compensation was associated with the increased commission resulting from the increase in new license and hosting contracts in the fourth quarter of fiscal year 2007, when compared to new contracts in the fourth quarter of fiscal year 2006. Accounts payable increase was related to the increased operating costs and expense from the investments in our business. The decrease in accounts receivables was primarily due to the continued improvement of our collection efforts proven by the reductions in days sales outstanding to 30 days for the quarter ended June 30, 2007 from 37 days for the comparable quarter a year ago.

To operate a cash-positive business depends on our ability to realize the benefits from the increased investments we made in fiscal years 2007 and 2008, including those made in connection with the Cisco OEM agreement, by increasing the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $530,000 in fiscal year 2008 compared to $722,000 in fiscal year 2007 and $840,000 in fiscal year 2006. Cash used in investing activities in fiscal year 2008 consisted primarily of purchase of equipment for increased hosted customers and new employees.

Net cash provided by financing activities was $838,000, $2.7 million and $123,000 in fiscal years 2008, 2007 and 2006, respectively. Cash provided by financing activities year-over-year consisted primarily of proceeds from new bank borrowings, net of payments on existing bank borrowings. Cash provided by financing activities in fiscal year 2007 consisted primarily of proceeds from related party notes payable and proceeds from new bank borrowing, partially offset by the payments on existing bank borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission regulations.

Commitments

The following table summarizes eGain’s contractual obligations, excluding interest payments, as of June 30, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30, 2008					Thereafter	Total
	2009	2010	2011	2012	2013
Operating and capital leases	$796	$990	$975	$790	$807	$562	$4,920
Bank borrowings	100	3,192	—	—	—	—	3,292
Related party notes payable	—	—	—	10,840	—	—	10,840
Co-Location	316	131	—	—	—	—	447

Total	$1,212	$4,313	$975	$11,630	$807	$562	$19,499

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2008. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006
	(in thousands)
Consolidated Statements of Operations Data:

Revenue:
License	$721	$2,234	$2,192	$1,423	$322	$599	$850	$1,635
Support and services	5,971	6,585	5,933	5,048	5,073	4,794	4,833	4,368

Total revenue	6,692	8,819	8,125	6,471	5,395	5,393	5,683	6,003
Cost of license	20	20	20	20	20	20	18	41
Cost of support and services	2,874	3,087	2,920	2,675	2,613	2,372	2,206	1,941

Gross profit	3,798	5,712	5,185	3,776	2,762	3,001	3,459	4,021
Operating costs and expenses:
Research and development	1,433	1,266	1,255	1,144	1,182	933	833	1,025
Sales and marketing	2,843	2,763	3,000	3,141	3,484	3,161	2,921	3,287
General and administrative	912	942	963	1,423	659	802	484	940

Total operating costs and expenses	5,188	4,971	5,218	5,708	5,325	4,896	4,238	5,252

Income / (Loss) from operations	(1,390)	741	(33)	(1,932)	(2,563)	(1,895)	(779)	(1,231)
Interest expense, net	(432)	(421)	(402)	(404)	(329)	(294)	(276)	(270)
Other income (expense), net	75	222	(7)	42	42	11	(5)	27

Income / (Loss) before income tax	(1,747)	542	(442)	(2,294)	(2,850)	(2,178)	(1,060)	(1,474)
Income tax	(110)		10	(106)	(64)	(3)	(54)	(15)

Net income / (loss)	$(1,857)	$542	$(432)	$(2,400)	$(2,914)	$(2,181)	$(1,114)	$(1,489)

Per share information:
Basic and Diluted net income / (loss) per common share	$(0.12)	$0.04	$(0.03)	$(0.16)	$(0.19)	$(0.14)	$(0.07)	$(0.10)

Weighted average shares used in computing basic and diluted net income / (loss) per common share	15,333	15,333	15,332	15,323	15,322	15,317	15,315	15,314

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expense has not been material. Identifiable assets denominated in foreign currencies at June 30, 2008 totaled approximately $4.0 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound and the Rupee. Based on our overall foreign currency rate exposure at June 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2008 and 2007

eGain Communications Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheet of eGain Communications Corporation and its subsidiaries (“the Company”) as of June 30, 2008 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV item 15(a)(2) as of and for the year ended June 30, 2008. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight

Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications Corporation and its subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year, then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended June 30, 2008, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR, PILGER & MAYER, LLP

San Jose, California

September 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheet of eGain Communications Corporation as of June 30, 2007 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years ended June 30, 2007 and 2006. We have also audited the schedule listed in the accompanying index for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications at June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule for the years ended June 30, 2007 and 2006 presents fairly, in all material respects, the information set forth there in.

/s/ BDO Seidman, LLP

San Francisco, California

September 27, 2007

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,790	$6,195
Restricted cash	13	13
Accounts receivable, less allowance for doubtful accounts of $204 and $221 at June 30, 2008 and 2007, respectively	2,749	1,790
Prepaid and other current assets	818	662

Total current assets	7,370	8,660
Property and equipment, net	1,230	1,336
Goodwill	4,880	4,880
Other assets	434	486

Total Assets	$13,914	$15,362

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,669	$1,557
Accrued compensation	1,712	1,884
Accrued liabilities	1,632	1,496
Deferred revenue	4,871	5,541
Current portion of capital lease obligation	52	—
Bank borrowings	100	2,293

Total current liabilities	10,036	12,771
Deferred revenue	293	—
Capital lease obligation, net of current portion	78	—
Related party notes payable	13,283	11,653
Bank borrowings, net of current portion	3,192	167
Other long term liabilities	321	185

Total liabilities	27,203	24,776

Commitments and contingencies (notes 6,9 and 10)

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000 shares authorized, 15,333 and 15,322 shares issued and outstanding at June 30, 2008 and 2007	15	15
Additional paid-in capital	316,527	316,202
Notes receivable from stockholders	(74)	(77)
Accumulated other comprehensive loss	(494)	(438)
Accumulated deficit	(329,263)	(325,116)

Total stockholders’ deficit	(13,289)	(9,414)

Total liabilities and stockholders’ deficit	$13,914	$15,362

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2008	2007	2006
Revenue:
License	$6,570	$3,407	$5,967
Support and services	23,537	19,066	16,597

Total revenue	30,107	22,473	22,564
Cost of license	80	99	231
Cost of support and services	11,556	9,132	6,985

Gross profit	18,471	13,242	15,348

Operating costs and expenses:
Research and development	5,098	3,973	3,046
Sales and marketing	11,747	12,853	9,570
General and administrative	4,240	2,884	2,637

Total operating costs and expenses	21,085	19,710	15,253

(Loss) Income from operations	(2,614)	(6,468)	95
Interest expense, net	(1,659)	(1,167)	(1,040)
Other income	332	72	32

Loss before income tax	(3,941)	(7,563)	(913)
Income tax	(206)	(136)	(146)

Net loss	$(4,147)	$(7,699)	$(1,059)

Per share information:
Basic and Diluted net loss per common share	(0.27)	(0.50)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per common share	15,330	15,317	15,308

Below is a summary of stock based compensation included in the costs and expenses above :
Cost of support and services	$41	$47	$34
Research and development	57	39	53
Sales and marketing	67	127	80
General and administrative	153	60	95

Total stock-based compensation expense	$318	$273	$262

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders ’(Deficit) Equity	Compre- hensive Loss
	Shares	Amount
BALANCES AT JUNE 30, 2005	15,288	$15	$315,467	$(72)	$(456)	$(316,358)	$(1,404)

Issuance of common stock upon exercise of stock options, net of repurchases	22	—	5	—	—	—	5
Issuance of common stock under stock purchase plan	4	—	2	—	—	—	2
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Stock based compensation FAS 123R	—	—	262	—	—	—	262
Comprehensive loss:
Net loss	—	—	—	—	—	(1,059)	(1,059)	$(1,059)

Comprehensive loss	—	—	—	—	—	—	—	$(1,059)

BALANCES AT JUNE 30, 2006	15,314	15	315,736	(74)	(456)	(317,417)	(2,196)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of Common Stock	8	—	6	—	—	—	6	—
Stock Based Compensation FAS 123	—	—	273	—	—	—	273
Warrant on related party note	—	—	187	—	—	—	187
Comprehensive loss:
Net loss	—	—	—	—	—	(7,699)	(7,699)	$(7,699)
Foreign Currency translation adjustments	—	—	—	—	18	—	18	18

Comprehensive loss	—	—	—	—	—	—		$(7,681)

BALANCES AT JUNE 30, 2007	15,322	15	316,202	(77)	(438)	(325,116)	(9,414)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)	—
Repayment on stockholders notes	—	—	—	6	—	—	6
Exercise of Common Stock	11	—	7		—	—	7	—
Stock Based Compensation FAS 123	—	—	318	—	—	—	318
Comprehensive loss:
Net loss	—	—	—	—	—	(4,147)	(4,147)	(4,147)
Foreign Currency translation adjustments	—	—	—	—	(56)	—	(56)	(56)

Comprehensive loss	—	—	—	—	—	—	—	$(4,203)

BALANCES AT JUNE 30, 2008	15,333	$15	$316,527	$(74)	$(494)	$(329,263)	$(13,289)

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(4,147)	$(7,699)	$(1,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752	645	413
Stock based compensation	318	273	262
Provisions for doubtful accounts and sales returns	(76)	101	(146)
Accrued interest and amortization of discount on related party notes	1,630	1,189	1,074
Changes in operating assets and liabilities
Accounts receivable	(895)	344	2,475
Prepaid and other current assets	96	(158)	493
Other assets	(47)	57	(290)
Accounts payable	117	522	(125)
Accrued compensation	(224)	576	(145)
Other accrued liabilities	112	219	(36)
Deferred revenue	(414)	1,127	111
Other long term liabilities	(33)	(32)	(13)

Net cash (used in) provided by operating activities	(2,811)	(2,836)	3,018
Cash flows from investing activities:
Purchases of property and equipment	(530)	(722)	(840)

Net cash used in investing activities	(530)	(722)	(840)
Cash flows from financing activities:
Payments on borrowings	(13,139)	(7,476)	(5,835)
Proceeds from borrowings	13,970	8,162	5,953
Proceeds from related party notes payable	—	2,000	—
Proceeds from issuance of common stock, net of repurchases	7	6	5

Net cash provided by financing activities	838	2,692	123
Effect of exchange rate differences on cash	98	145	117

Net (decrease) increase in cash and cash equivalents	(2,405)	(721)	2,418
Cash and cash equivalents at beginning of year	6,195	6,916	4,498

Cash and cash equivalents at end of year	$3,790	$6,195	$6,916

Supplemental cash flow disclosures:
Cash paid for interest	$86	$72	$60
Cash paid for income taxes	206	136	83

Non cash item:
Purchase of equipment under capital lease	$130	$—	$—
Debt issue costs for issuance of warrants	$168	$—	$—

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

Liquidity

On September 24, 2008 the company and related party note holders agreed to (i) convert approximately $6.5 million of the outstanding indebtedness of approximately $13.3 million of principal and interest, into shares of eGain’s common stock at a price per share of $0.95, and (ii) extend the maturity date of the remaining outstanding indebtedness to March 31, 2012. We believe that the conversion of a substantial portion of the accrued debt into common stock along with the extension of the remainder of the debt through March 31, 2012, will allow us to avoid a significant expenditure of cash or the need to obtain alternate financing necessary for the repayment of the promissory notes next fiscal year. Please refer to Note 11. for a further discussion of this related party transaction.

Based upon our fiscal year 2009 plan, which incorporates the subsequent event on September 24, 2008, we believe that existing capital resources will enable us to maintain current and planned operations at least through September 30, 2009. However, if we do not experience the anticipated demand for our products, we will need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenues and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2008 and 2007, we had only cash deposits at banks.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents were $3.8 million as of June 30, 2008 which exceeded the FDIC limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. In the fiscal years ended June 30, 2008, 2007 and 2006, no single customer accounted for more than 10% of total revenue.

Sales to customers outside of North America accounted for $14.6 million, $10.2 million and $11.6 million of our total revenue in the fiscal years 2008, 2007 and 2006, respectively.

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

Goodwill and Other Intangible Assets

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and ceased amortization of goodwill and began reviewing

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The purchased intangible assets including customer base and acquired technology are being amortized over the asset’s estimated useful life, which ranges from three to four years. The amortizable intangibles were fully amortized in fiscal year 2004 and remaining intangibles are for goodwill only. We performed annual impairment reviews for fiscal years 2008, 2007 and 2006 and found no impairment.

Impairment of Long-Lived Assets

In connection with the goodwill impairment evaluation provisions of SFAS 142, we performed an annual goodwill impairment review at April 1 every year and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2008 and 2007, we did not have any such losses.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 1% in fiscal 2008 and 4% in fiscal 2007. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that are projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, at present the lowest probable level of profit cannot be determined, and therefore, a zero estimate of profit is used in calculating revenue. Revenue from this arrangement as a percentage of total revenue was approximately 3% for the fiscal year ended June 30, 2008, and is all related to professional services revenue.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be 20 months based on the average life of all hosting customer relationships.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2008, 2007 and 2006 were $254,000, $358,000 and $520,000, respectively.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective July 1, 2005. SFAS 123R is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital. Based on preliminary reviews we do not believe that this will have a material impact.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

In June 2006, the FASB issued Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on July 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. See Note 5 for additional information on FIN 48.

Comprehensive Loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years in the period ended June 30, 2008 is shown in the statement of stockholders’ equity (deficit). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2008 and 2007 consist solely of accumulated foreign currency translation adjustments.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year ended June 30,
	2008	2007	2006
Net loss applicable to common stockholders	$(4,147)	$(7,699)	$(1,059)

Basic and diluted net loss per common share	$(0.27)	$(0.50)	$(0.07)

Weighted average common shares used in computing basic and diluted net loss per common share	15,330	15,317	15,308

Outstanding options and warrants to purchase 2,814,313, 2,402,507, 2,326,300 shares of common stock at June 30, 2008, 2007, and 2006, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the fiscal years ended June 30, 2008, 2007 and 2006 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2008:
North America	$15,512	$(1,459)	$5,098
Europe	14,297	2,052	2,773
Asia Pacific	298	(3,207)	1,163

	$30,107	$(2,614)	$9,034

Year ended June 30, 2007:
North America	$12,258	$(2,911)	$6,901
Europe	9,788	(651)	2,531
Asia Pacific	427	(2,906)	1,120

	$22,473	$(6,468)	$10,552

Year ended June 30, 2006:
North America	$10,957	$(1,065)	$6,744
Europe	11,036	2,684	3,736
Asia Pacific	571	(1,524)	745

	$22,564	$95	$11,225

The following table provides the revenue for the fiscal years 2008, 2007 and 2006:

	June 30,
	2008	2007	2006
Revenue:
License	$6,570	$3,407	$5,967
Hosting services	5,825	4,356	3,658
Maint. and support services	9,505	8,832	8,431
Professional services	8,207	5,878	4,508

	$30,107	$22,473	$22,564

For the twelve months ended June 30, 2008, 2007 and 2006 there were no customers that accounted for more than 10% of total revenue.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to auditor rather than the entity. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the company’s consolidated financial position and results of operation.

In April 2008 FASB issued FSP FAS No. 142-3 (“FSP 142-3”), Determination of Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of FSP 142-3 on its consolidated financial position results of operation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently assessing the impact of SFAS 141R and SFAS 160 on our financial statements.

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

In February 2007, the FASB issued SFAS. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2008	2007
Computers and equipment	$2,881	$2,187
Furniture and fixtures	132	164
Leasehold improvements	156	70

Total	3,169	2,421
Accumulated depreciation and amortization	(1,939)	(1,085)

Property and equipment, net	$1,230	$1,336

Depreciation expense was $752,000, $646,000, $413,000 and for the years ended June 30, 2008, 2007and 2006, respectively. Disposal of fixed assets was $2.1 million, $53,000 and $78,000 at June 30, 2008, 2007 and 2006 respectively.

3.    RELATED PARTY NOTES PAYABLE

During fiscal year 2003, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. Each five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three -year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. The principal and interest due on the loans as of June 30, 2008 was $9.3 million. As of June 30, 2008, warrants to purchase 462,099 shares of common stock issued in connection with these financing were vested and outstanding.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. We have the option to prepay the notes at any time subject to the prepayment penalties set forth in such notes. The warrants allow the lenders to purchase up to 312,500 shares at an exercise price of $2.00. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. The principal and interest due on the loans as of June 30, 2008 was $4.0 million. As of June 30, 2008, there were no warrants outstanding related to this financing.

On September 24, 2008 we entered into an amendment that converts a portion of the outstanding related party debt under the prior notes into shares of our common stock and extends the maturity date of the remaining outstanding related party debt to March 31, 2012 in addition to providing warrants in consideration for the note extension (See Note 11 Subsequent Events).

4.    BANK BORROWINGS

On October 29, 2004, we entered into a loan and security agreement (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) which replaced the existing accounts receivable purchase agreement. The SVB Credit Facility provided for the advance of up to the lesser of $1.5 million or 80% of certain qualified receivables. The SVB Credit Facility bears interest at a rate of prime plus 2.5% per annum, provided that if we maintain an adjusted quick ratio of greater than 2.00 to 1.00, then the rate will be reduced to a rate of prime plus 1.75%. In addition, the SVB Credit Facility carries a $750 per month collateral monitoring fee. There are financial covenants under this agreement that require us to meet certain minimum rolling three-month operating losses during the term of the SVB Credit Facility.

On December 28, 2004, we entered into an amendment to the SVB Credit Facility that revised the terms to allow for the advance of up to $1.5 million. On March 29, 2005, we entered into a further amendment to the SVB Credit Facility that revised the terms to allow for the advance of up to an additional $750,000 to be used to finance equipment purchases (the “Equipment Line”). Interest accrues from the date of each advance, under the Equipment Line, at a rate of prime plus 3% per annum. Each advance under the Equipment Line must be repaid in 24 equal monthly payments of principal and interest, commencing on the first day of the first month following the date the advance is made, and continuing on the first day of each succeeding month.

On January 27, 2006 we entered into an extension of our SVB Credit Facility with SVB. The amendment extended the termination date to July 28, 2006 and the advance level under the Equipment Line was modified not to exceed $124,165, plus the unpaid principal balance of the Equipment Advances outstanding as of January 25, 2006. On July 28, 2006 we entered into an extension of our SVB Credit Facility with SVB to extend the termination date to October 2, 2006.

On December 22, 2006, we entered into an amendment to the SVB Credit Facility that revised the terms to allow for the advance of up to the lesser of $2.0 million or the sum of 80% of certain qualified receivables and 50% of our unrestricted cash on deposit with SVB less the total outstanding obligations to SVB and any outstanding letters of credit. The amendment also revised the interest at a rate of prime plus 1.75% per annum,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided that if we maintain an adjusted quick ratio of greater than 1.40 to 1.00, then the rate will be reduced to a rate of prime plus 1.00%. The SVB Equipment Line was also revised to allow for the advance of up to an additional $500,000 with interest accruing at a rate equal to prime plus 2% per annum. SVB had agreed to forebear any financial covenants non compliance through June 30, 2007.

As of June 30, 2008, we had paid off all advances under the SVB Credit Facility and SVB Equipment Line. The Credit Facility and Equipment Line terminated immediately following such payoff. As of June 30, 2007 the outstanding balance under the SVB Credit Facility was $2.0 million and the interest rate was 10%. The amount outstanding under the SVB Equipment Line as of June 30, 2007 was $493,400 with a weighted average interest rate of 10.30%.

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”). Our obligations under the Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of June 30, 2008 the outstanding balance under the Bridge Bank Credit Facility was $3.0 million, and the interest rate was 5.5%. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to SVB (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be reborrowed and (iii) a maturity date of June 24, 2011. There are financial covenants under this Bridge Bank Credit Facility that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of June 30, 2008 we were compliant with these financial covenants. As of June 30, 2008 the amount outstanding under the Bridge Bank Term Loan Line was $292,000 with an interest rate of 6% and there was nothing outstanding under the Bridge Bank Equipment Line.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2008.

Bank Borrowing
2009	$100
2010	3,192
2011	—
2012	—
2013	—
Thereafter	—

Total Bank Borrowing	$3,292

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INCOME TAXES

Net income / (loss) before income taxes consisted of the following (in thousands):

	June 30,
	2008	2007	2006
United States	$(4,679)	$(6,348)	$(3,216)
Foreign	738	(1,215)	(2,303)

Total	$(3,941)	$(7,563)	$(913)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	June 30,
	2008	2007	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	0.2	3.4	3.0
Foreign taxes	1.5	(0.7)	(13.0)
Permanent items	0.0	(0.8)	(2.8)
Expired NOL	(38.4)	0	0
Other items	0.7	0.8	(2.1)
Net change in valuation allowance	(3.2)	(38.1)	(33.4)

Effective tax rate	(5.2)%	(1.4)%	(14.3)%

The provision for foreign and state income taxes for year ended June 30, 2008 is $206,000. We recorded a provision for foreign and state income taxes of $136,000 and $146,000 for the years ended June 30, 2007 and 2006 respectively.

The components of the income tax provision are as follows (in thousands):

	June 30,
	2008	2007	2006
Current:
Federal	$—	$—	$—
Foreign	190	128	132
State	16	8	14

Total current	206	136	146
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—

	$206	$136	$146

As of June 30, 2008, we had federal and state net operating loss carryforwards of approximately $205 million and $41.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2028, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholder’s equity. We also had federal

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and development credit carryforwards of approximately $2.1 million as of June 30, 2008 which will expire at various dates beginning in 2015 through 2028, if not utilized. The California research and development credit carryforwards is approximately $2.7 million as of June 30, 2008. The California R&D credits have an indefinite carryover period. We also have UK net operating loss carryforwards of approximately $17.1 million as of June 30, 2008.

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$72,100	$71,900
Research credits	3,000	3,800
Capitalized research and development	500	500
Stock compensation	300	0
Other	300	500

Total deferred tax assets	76,200	76,700
Valuation allowance for deferred tax assets	(76,200)	(76,700)

Net Deferred Tax Assets	$—	$—

FASB 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

The net valuation allowance decreased by $500,000 for year ended June 30, 2008 compared to the decreases of $2.9 million and $1.5 million for year ended June 30, 2007 and June 30, 2006, respectively.

Uncertain Tax Positions

Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result there was no cumulative effect of a change in accounting principle.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits during 2007 were as follows (in thousands):

July 1, 2007	$1,100,000
Increases in balances related to tax provisions taken during current periods	$136,000
June 30, 2008	$1,236,000

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the ending balance of $1,236,000 of unrecognized tax benefits at June 30, 2008 were recognized, approximately $146,000 would affect the effective income tax rate. In accordance with the company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. The company had accrued interest and penalties of $16,000 at June 30, 2008 as of the date of adoption of FIN No. 48.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years 1994-2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

6.    LEASE COMMITMENTS

We lease our facilities under noncancelable operating leases that expire on various dates through fiscal year 2013. Rent expense for facilities under operating leases was $1.4 million, $1.2 million and $962,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. In addition, we generated sublease rental income of $0, $0 and $14,000 for the fiscal years 2008, 2007 and 2006, respectively. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Operating Leases
2009	737
2010	931
2011	945
2012	790
2013	807
Thereafter	562

Total minimum lease payments	$4,772

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

8.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On August 8, 2000, we issued 35.11 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A”), $100,000 stated value per share, and 849.89 shares of non-voting Series B Cumulative Convertible Preferred Stock (“Series B”), $100,000 stated value per share in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, the investors received warrants to purchase approximately 382,600 shares of our common stock (the “Warrants”). These Warrants expired in August 2005. The total proceeds of the offering were $88.5 million. Accrued dividends, representing the increase in liquidation value at the rate of 6.75% per

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annum, were charged against additional paid-in capital and are included in net loss applicable to common stockholders. For the fiscal year ended June 30, 2008, 2007, and 2006, accrued dividends were $0.

Holders of a majority of our outstanding common stock approved a proposal to amend our certificate of incorporation resulting in the conversion of all of the outstanding shares of 6.75% Series A into approximately 11.6 million shares of common stock at our annual meeting held on December 15, 2004. The conversion of all outstanding Series A and accreted dividends into common stock was effective on December 23, 2004 and each issued and outstanding share of Series A, along with all accrued dividends thereon, converted into 13,097 shares of common stock.

Common Stock

We have reserved shares of common stock for issuance at June 30, 2008 as follows:

Stock Options:
Options outstanding	2,278,324
Reserved for future grants	441,966
Employee Stock Purchase Plan	106,488
Warrants	535,988

3,362,766

Common Stock Warrants

As discussed above, we issued 35.11 shares of Series A and 849.89 shares of Series B in a private placement to certain investors. The Series B shares automatically converted into Series A shares upon stockholder approval on November 20, 2000 at the annual stockholders meeting. In addition, investors received warrants to purchase an aggregate of approximately 383,000 shares of our common stock with a current warrant exercise price of $56.875 per share. These warrants expired in August 2005.

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by one or more subordinated secured promissory notes and received warrants to purchase 236,742 shares of the our common stock at an exercise price equal to $2.11 per share in connection with such loans. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. These warrants expired in August 2005.

On October 31, 2003, we entered into an amendment to the 2002 purchase agreement with Mr. Roy in which he received additional warrants to purchase 128,766 shares of our common stock at an exercise price equal to $3.88 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. Warrants to purchase 128,766 shares of our common stock remain outstanding as of June 30, 2008 which were issued in connection with this loan.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2004, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase 312,500 shares of our common stock at an exercise price equal to $2.00 per share in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. We recorded $2.28 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. These warrants expired in March 2007.

On June 29, 2007, we entered into an amendment to the 2002 purchase agreement with Mr. Roy in which he received additional warrants to purchase 333,333 shares of our common stock at an exercise price equal to $1.20 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the notes. Warrants to purchase 333,333 shares of our common stock remain outstanding as of June 30, 2008 which were issued in connection with this loan.

On June 27, 2008, we entered into a revolving credit facility with Bridge Bank N.A. (“Bridge Bank”), pursuant to which Bridge Bank may advance to us up to $3.6 million evidenced by a loan and security agreement and received warrants to purchase 73,889 shares of the our common stock at an exercise price equal to $0.90 per share in connection with such credit facility. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants (i) are subject to anti-dilution provisions upon the occurrence of certain events such as stock splits and stock dividends, (ii) vest immediately, (iii) expire on June 24, 2011, (iv) are exercisable at any time, (v) are not required to be registered. The warrant contained a put option right that could be exercised by Bridge Bank upon the expiration date or an exit event. Pursuant to the put option right, Bridge Bank has the right to require the Company to purchase the warrant at an amount specified in the Agreement. The $168,000 fair value assigned to the warrant and put options was recorded as debt issuance cost as of June 30, 2008 and will be amortized as interest expense over the term of the Agreement. As of June 30, 2008 no interest expense had been recorded related to these warrants. The company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2003	619,374	$35.95

Warrants issued per Amendment to Note & Warrant Agreement with Ashutosh Roy	128,766	$3.88
Warrants issued per Note & Warrant Agreement with the lenders	312,500	$2.00

Warrants outstanding as of June 30, 2004	1,060,640	$22.05

Warrants outstanding as of June 30, 2005	1,060,640	$22.05

Expiration of warrants assumed at August 2000	(382,632)	$56.88
Expiration of warrants assumed at December 2002	(236,742)	$2.11

Warrants outstanding as of June 30, 2006	441,266	$2.55
Expiration of warrants assumed at June 2004	(312,500)	$2.00
Warrants issued per amendment to Note & Warrant agreement with Ashutosh Roy	333,333	$1.20

Warrants outstanding as of June 30 , 2007	462,099	$1.95
Warrants issued per Loan & Warrant agreement with Bridge Bank	73,889	$0.90

Warrants outstanding as of June 30 , 2008	535,988	$1.80

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the “ESPP”), was terminated in May 2005 with a final issuance of 3,632 shares of our common stock in 2006. During the years ended June 30, 2008, 2007 and 2006 there were 0, 0 and 3,632 shares issued under the ESPP, respectively.

2005 Management Stock Option Plan

In May 2005, the board of directors adopted the 2005 Management Stock Option Plan (the “2005 Management Plan”), which provides for the grant of nonstatutory stock options to directors, officers and key employees of eGain and its subsidiaries. The Plan was increased by 500,000 shares in November 2007. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Shares of restricted stock granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director or officer for each month of continuous service provided by such director or officer to eGain. The options granted under this plan are exercisable for five (5) years from the date of grant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2005	—	962,400	$0.64
Options Exercised	—	(3,750)	$0.64
Options Forfeited	50,850	(50,850)	$0.64

Balance at June 30, 2006	50,850	907,800	$0.64
Options Exercised	—	—	—
Options Forfeited	—	—	—

Balance at June 30, 2007	50,850	907,800	$0.64
Shares authorized for issuance	500,000	—	—
Options Granted	(250,000)	250,000	$1.25
Options Forfeited	25,000	(25,000)	$0.64

Balance at June 30, 2008	325,850	1,132,800	$0.77

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2005	460,000	—	$—
Options Granted	(199,250)	199,250	$0.99

Balance at June 30, 2006	260,750	199,250	$0.99
Options Granted	(165,800)	165,800	$1.29
Options Forfeited	36,325	(36,325)	$1.33

Balance at June 30, 2007	131,275	328,725	$1.11
Options Granted	(117,250)	117,250	$1.11
Options Forfeited	61,911	(61,911)	$1.33

Balance at June 30, 2008	75,936	384,064	$1.07

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant.

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2005	11,909	186,707	$12.38
Options Granted	(34,035)	34,035	$1.06
Options Exercised	—	(769)	$0.64
Options Forfeited	64,965	(64,965)	$8.38

Balance at June 30, 2006	42,839	155,008	$11.63
Options Exercised	—	(380)	$0.64
Options Forfeited	23,121	(23,121)	$5.36

Balance at June 30, 2007	65,960	131,507	$12.77
Options Granted	(60,200)	60,200	$0.82
Options Exercised	—	(2,622)	$0.64
Options Forfeited	23,209	(23,209)	$2.67

Balance at June 30, 2008	28,969	165,876	$10.04

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2005	46,176	574,486	$7.15
Options granted	(128,200)	128,200	$1.22
Options exercised	—	(4,314)	$0.67
Options forfeited	83,888	(83,888)	$6.86

Balance at June 30, 2006	1,864	614,484	$6.00
Options granted	—	—	$—
Options exercised	—	(7,715)	$0.69
Options forfeited	42,624	(42,624)	$1.56

Balance at June 30, 2007	44,488	564,145	$6.41
Options granted	(102,050)	102,050	$0.80
Options exercised	—	(8,517)	$0.68
Options forfeited	68,773	(68,773)	$2.95

Balance at June 30, 2008	11,211	588,905	$5.92

In connection with earlier acquisitions, eGain assumed options to purchase 5,000 and 161,000 shares of common stock, of which none and 6,679, respectively, were outstanding as of June 30, 2008 and June 30, 2007 at a weighted average price of $59.77.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.50–$0.50	36,350	9.47	$0.50	$10,542	—	—	—
$0.64–$0.64	1,123,081	6.88	$0.64	$168,462	941,277	$0.64	$141,192
$0.70–$0.76	135,000	7.58	0.76	$4,050	82,082	0.76	$2,462
$0.77–$1.08	116,675	9.13	0.87	—	16,967	0.86	—
$1.09–$1.20	156,657	8.95	1.11	—	14,479	1.15	—
$1.21–$1.25	252,000	9.39	1.25	—	2,000	1.25	—
$1.26–$1.55	152,720	7.23	1.39	—	78,783	1.39	—
$1.56–$3.32	158,448	5.22	2.41	—	153,656	2.43	—
$3.33–$86.75	131,900	3.16	24.32	—	129,837	24.64	—
$86.76–$408.13	15,493	2.12	103.61	—	15,493	103.61	—

$0.50–$408.13	2,278,324	7.16	$3.00	$183,054	1,434,574	$4.17	$143,654

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $0.79 as of June 30, 2008 that would have been received by the option holders, had they exercised their options on June 30, 2008. The total intrinsic value of stock options exercised during fiscal year 2008 was $4,581.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We adopted Statement SFAS 123R effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The table below summarizes the effect of stock-based compensation:

	Year ended June 30, 2008	Year ended June 30, 2007	Year ended June 30, 2006
Non-cash stock-based compensation expense	$(318)	$(273)	$(262)
Income tax benefit	—	—	—

Net income effect of adoption	$(318)	$(273)	$(262)

Net effect earnings per share (basic and diluted) of adoption	$(0.02)	$(0.02)	$(0.02)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the fiscal year ended June 30, 2008, 2007 and 2006, there were 529,500, 165,800 and 354,805 options granted, respectively. All shares of our common stock issued pursuant to the company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. The weighted-average fair value of the options granted under our stock option plans for the fiscal year ended June 30, 2008, 2007 and 2006 was $0.78, $1.01 and $0.85, respectively using the following assumptions:

	Year ended June 30, 2008	Year ended June 30, 2007	Year ended June 30, 2006
Dividend yield	—	—	—
Expected volatility	80%	92%	92%
Average risk-free interest rate	3.95%	4.75%	4.63%
Expected life (in years)	6.25	6.25	6.30

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

Total compensation cost of all options granted but not yet vested as of June 30, 2008 was $216,000 which is expected to be recognized over the weighted average period of 1.9 years. During the fiscal year ended June 30, 2008, 11,139 options were exercised. There is no tax benefit related to these options exercised.

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

10.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The parties are briefing a new class certification motion, which is expected to be heard in late 2008. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

11.    SUBSEQUENT EVENTS

On September 24, 2008, eGain Communications Corporation (the “Company”) entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes (the “Agreement”) with Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. (collectively, the “Lenders”). The Lenders previously loaned the Company an aggregate of $8,500,000 and received promissory notes with maturity dates of March 31, 2009 (the “Prior Note”). As of September 24, 2008, the total outstanding indebtedness, including accrued interest, under the Prior Note equaled $13,782,171. Pursuant to the Agreement and subject to the terms and conditions contained therein, the Company and the Lenders have agreed to (i) convert a portion of the outstanding indebtedness under the Prior Note equal to $6,535,977 into shares of the Company’s common stock at a price per share equal to $0.95 (the “Note Conversion”), and (ii) extend the maturity date of the remaining outstanding indebtedness accrued under the Prior Note of $7,246,194 to March 31, 2012, as well as the period for which interest shall accrue on the Prior Notes (the “Note Extension”). In addition, the Lenders have received warrants to purchase an aggregate of 1,525,515 shares of the Company’s common stock at a price per share equal to $0.95 as consideration for the Note Extension.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 29, 2008:

Name	Age	Position
Ashutosh Roy	42	Chief Executive Officer and Chairman
Eric Smit	46	Chief Financial Officer
Promod Narang	50	Senior Vice President of Products and Engineering
Thomas Hresko	58	Senior Vice President of Worldwide Sales

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

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1(a) to eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed as Exhibit 3.2 to eGain’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

3.3(a)	Amended and Restated Bylaws, as subsequently amended.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 5, 2004.

4.3	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated July 6, 2007.

4.4	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)#	1999 Employee Stock Purchase Plan.

10.4(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.6(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

Exhibit No.	Description of Exhibits
10.7#	Amended and Restated Inference Corporation 1993 Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed as Exhibit 10.1 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386 and as Exhibit 10.4 to Inference Corporation’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.

10.9#	Inference Corporation 1998 Non-Management Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on April 29, 1999 as Exhibit 10.6 to Inference Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

10.10#	Inference Corporation 1998 New Hire Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471.

10.11#	Inference Corporation Private Placement Stock Option Plan (assumed by eGain in connection with Inference acquisition), filed with the Commission on September 3, 1999 as Exhibit 10.7 from Inference Corporation’s Registration Statement on Form S-8, No. 333-86471.

10.12#	Inference Corporation Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan (assumed by eGain in connection with Inference acquisition), incorporated by reference to Exhibit 10.2 to Inference Corporation’s Registration Statement on Form S-1, No. 333-92386.

10.13	Securities Purchase Agreement, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated August 15, 2000.

10.14	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.15	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.16	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.17	Note and Warrant Purchase Agreement by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.18	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K on April 5, 2004.

10.18	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004.

10.19#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.20#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10.21	Amendment #3 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated June 29, 2007, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.22	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on form 8-K July 6, 2007.

Exhibit No.	Description of Exhibits
10.23	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy dated as of June 29, 2007, filed as Exhibit 10.3 to eGain’s Current Report on form 8-K on July 6, 2007.

10.24	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.25	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.26	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on form 8-K on September 24, 2008.

10.27	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on form 8-K on September 24, 2008.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr, Pilger & Mayer, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN COMMUNICATIONS CORPORATION

Date: September 29, 2008	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2008

/s/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Principal Financial Officer)	September 29, 2008

/s/ MARK A. WOLFSON Mark A. Wolfson	Director	September 29, 2008

/s/ DAVID BROWN David Brown	Director	September 29, 2008

/s/ GUNJAN SINHA Gunjan Sinha	Director	September 29, 2008

/s/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 29, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2008	$221	$(7)	$(10)	$204
Year ended June 30, 2007	$120	$101	$—	$221
Year ended June 30, 2006	$266	$(22)	$(124)	$120