Form 10-Q
period 2008-09-30
EGAIN COMMUNICATIONS CORP
filed 2008-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock $0.001 par value	22,213,223

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,244	$3,790
Restricted cash	13	13
Accounts receivable, net	4,013	2,749
Prepaid and other current assets	639	818

Total current assets	6,909	7,370
Property and equipment, net	1,135	1,230
Goodwill	4,880	4,880
Other assets	421	434

	$13,345	$13,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,638	$1,669
Accrued compensation	1,787	1,712
Accrued liabilities	1,579	1,632
Deferred revenue	4,175	4,871
Current portion of capital lease obligation	48	52
Current portion of bank borrowings	138	100

Total current liabilities	9,365	10,036
Deferred revenue	407	293
Capital lease obligation, net of current portion	56	78
Related party notes payable	6,914	13,283
Bank borrowings, net of current portion	3,192	3,192
Other long term liabilities	309	321

Total liabilities	$20,243	$27,203

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	22	15
Additional paid-in capital	323,392	316,527
Notes receivable from stockholders	(74)	(74)
Accumulated other comprehensive loss	(453)	(494)
Accumulated deficit	(329,785)	(329,263)

Total stockholders’ deficit	(6,898)	(13,289)

	$13,345	$13,914

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue:
License	$1,599	$1,423
Support and services	6,540	5,048

Total revenue	8,139	6,471
Cost of license	19	20
Cost of support and services	2,841	2,675

Gross profit	5,279	3,776

Operating costs and expenses:
Research and development	1,525	1,144
Sales and marketing	2,782	3,141
General and administrative	1,047	1,423

Total operating costs and expenses	5,354	5,708

Loss from operations	(75)	(1,932)
Interest expense, net	(485)	(404)
Other income, net	24	42

Loss before income taxes	(536)	(2,294)
Benefit (provision) for income taxes	14	(106)

Net loss	$(522)	$(2,400)

Per Share information:
Basic and Diluted net loss per common share	$(0.03)	$(0.16)

Weighted average shares used in computing basic and diluted net loss per common share	15,857	15,323

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(522)	$(2,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236	191
Stock-based compensation	83	53
Provisions for doubtful accounts and sales returns	97	162
Accrued interest and amortization of discount on related party notes	441	392
Changes in operating assets and liabilities:
Accounts receivable	(1,569)	(1,336)
Prepaid and other current assets	98	240
Other assets	1	(173)
Accounts payable	18	218
Accrued compensation	149	(276)
Accrued liabilities	51	200
Deferred revenue	(420)	538
Other long term liabilities	(13)	(8)

Net cash used in operating activities	(1,350)	(2,199)

Cash flows from investing activities:
Purchases of property and equipment	(169)	(165)

Net cash used in investing activities	(169)	(165)

Cash flows from financing activities:
Payments on borrowings	(25)	(2,440)
Proceeds from borrowings	63	2,130
Net proceeds from issuance of common stock	—	1

Net cash provided by (used in) financing activities	38	(309)

Effect of change in exchange rates on cash and cash equivalents	(65)	30

Net decrease in cash and cash equivalents	(1,546)	(2,643)
Cash and cash equivalents at beginning of period	3,790	6,195

Cash and cash equivalents at end of period	$2,244	$3,552

Supplemental cash flow disclosures:
Cash paid for interest	$74	$39
Cash paid for taxes	$—	$2
Non Cash items:
Debt Conversion	$6,516	$—
Warrants issued on extension of debt	$272	$—

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2008 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2008, we had $2.2 million of cash and cash equivalents on hand, a stockholders’ deficit of $6.9 million and an accumulated deficit of $329.8 million. Our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through September 30, 2009. However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

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

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP 97-2, or for a hosting transaction, Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue

Arrangements with Multiple Deliverables, (“EITF 00-21”). For fixed fee arrangements, the services revenues are recognized in accordance with the provisions of SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, (“SOP 81-1”) when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 19% and 7% for the 3 months ended September 30, 2008 and 2007, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

Professional Services Revenue

Included in support and services revenues are revenues derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenues are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts.

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we will supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones that were initially projected over the first eighteen months of the agreement. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract in prior periods. In the quarter ended September 30, 2008, we established a minimum margin of 25% that is used in calculating revenue for this agreement, resulting in a change in accounting estimate. The change results from increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the agreement. The change in accounting estimate resulted in a revenue increase of $700,000 and a corresponding positive impact to our net loss ($0.05 loss per share) for the three months ended September 30, 2008. Revenue from this arrangement as a percentage of total revenue was approximately 11% and 2% for the three months ended September 30, 2008 and 2007, respectively, and is all related to professional services revenue. We do not expect the impact of this change in accounting estimate to have a material impact on future periods.

For hosting, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

Training revenue is recognized when training is provided, or in the case of hosting, when the customer also has access to the hosting services, if such training services meet the criteria to be separated.

Hosting Services Revenue

Included in support services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for the software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 23 months, based on the average life of all hosting customer relationships.

We consider a software element covered by SOP 97-2 to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described above under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in support services revenues are revenues derived from maintenance and support. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Note 3. Stock-Based Compensation

Under SFAS 123R, the stock based compensation expense in our condensed consolidated statement of operations for the three months ended September 30, 2008 and 2007 was $83,000 and $53,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended September 30,
	2008	2007
Cost of support and services	$8	$11
Research and development	14	11
Sales and marketing	9	22
General and administrative	52	9

Total stock-based compensation expense	$83	$53

We utilized the Black-Scholes valuation model for estimating the fair value of the stock based compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended September 30, 2008 and 2007, were 30,000 and 135,850, with a weighted-average fair value of $0.49 and $0.86, respectively, using the following assumptions:

	Three months ended September 30,
	2008	2007
Dividend yield	—	—
Expected volatility	80%	92%
Average risk-free interest rate	3.27%	4.55%
Expected life (in years)	6.25	6.25

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

Total compensation cost of all options granted but not yet vested as of September 30, 2008 was $143,000, which is expected to be recognized over the weighted average period of 2.16 years. Options exercised were 0 and 1,268 for the three months ended September 30, 2008 and 2007, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended September 30,
	2008	2007
Net loss applicable to common stockholders	$(522)	$(2,400)

Basic and diluted net loss per common share	$(0.03)	$(0.16)

Weighted average common shares used in computing basic and diluted net loss per common share	15,857	15,323

Outstanding options and warrants to purchase 4,335,165 and 2,501,466 shares of common stock at September 30, 2008 and 2007, respectively, were not included in the computation of diluted net loss per common share for the periods presented due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive loss

eGain reports comprehensive loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $477,000 and $2.4 million for the quarters ended September 30, 2008 and 2007, respectively. “Accumulated other comprehensive loss” presented in the accompanying consolidated balance sheets at June 30, 2008 and September 30, 2008 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information in thousands (unaudited, in thousands):

	Three months ended September 30,
	2008	2007
Net loss	$(522)	$(2,400)
Foreign currency translation adjustments	45	(5)

Comprehensive loss	$(477)	$(2,405)

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

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2008	2007
Total Revenue:
North America	$4,141	$4,331
Europe	3,927	2,080
Asia Pacific	71	60

	$8,139	$6,471

Operating Income (Loss):
North America	$169	$(72)
Europe	596	(1,026)
Asia Pacific*	(840)	(834)

	$(75)	$(1,932)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,
	2008	2007
North America	$3,906	$5,424
Europe	3,496	2,462
Asia Pacific	1,063	1,073

	$8,465	$8,959

The following table provides revenue for the three months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,
	2008	2007
Revenue :
License	$1,599	$1,423
Hosting services	1,620	1,278
Maint & Support services	2,491	2,179
Professional services	2,429	1,591

	$8,139	$6,471

For the three months ended September 30, 2008, there was one customer that accounted for 11% of total revenue and there was no customer that accounted for 10% or more of total revenue in the comparable year-ago quarter.

Note 7. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, as amended, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. As of September 30, 2008, warrants to purchase 128,766 shares of common stock were vested and outstanding.

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three-year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of September 30, 2008, warrants to purchase 333,333 shares of common stock were vested and outstanding.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of September 30, 2008 was $6.9 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”). Our obligations under the Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of September 30, 2008 the outstanding balance under the Bridge Bank Credit Facility was $3.0 million, and the interest rate was 6.0%. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. As of September 30, 2008 the amount outstanding under the Bridge Bank Term Loan Line was $267,000 with an interest rate of 6.5%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be reborrowed and (iii) a maturity date of June 24, 2011. As of September 30, 2008 the balance under the Bridge Bank Equipment Line was $63,000, and the interest rate was 6.5%. There are financial covenants under this Bridge Bank Credit Facility that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of September 30, 2008 we were compliant with these financial covenants.

Note 9. Income Taxes

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

In June 2006, the FASB issued Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on July 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. Our tax provision consists of foreign and state income taxes.

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

Note 11. New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to auditor rather than the entity. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operation.

In April 2008 FASB issued FSP FAS No. 142-3 (“FSP 142-3”), Determination of Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position and results of operation.

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

On July 1, 2008 we adopted SFAS No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157. We are currently assessing the impact of SFAS 157-2 on our financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active. FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We have determined that there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flow.

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit Court rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The court set a briefing schedule for a new class certification motion with respect to the focus cases; that motion was then briefed. On October 10, 2008, however, the court signed an order allowing plaintiffs to withdraw that motion without prejudice to its being re-filed later. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

Note 13. Fair Value Measurement.

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurement, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value to measure assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year by the issuance of FASB Staff Position 157-2.

SFAS 157 includes a fair value hierarchy, of which the first two are considered observable and the last unobservable, that is intended to increase the consistency and comparability in fair value measurements and related disclosures. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 – instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instruments valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008 (unaudited, in thousands):

	Balance as of September 30, 2008	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$2,244	$2,244

Liabilities:	$—	$—

As of September 30, 2008 we did not have any Level 2 or 3 assets or liabilities.

On July 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS 159.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: the uncertainty of demand for eGain products including our guidance regarding bookings and revenue; the anticipated customer benefits from eGain products; the actual mix in new business between hosting and license transactions when compared with management’s projections; the increased complexity of certain transactions and the timing of revenue recognition on such transactions; the anticipated benefits to eGain from the Cisco OEM agreement; the ability to increase revenues as a result of the increased investment in sales and marketing; increased competition and technological changes in the markets in which eGain competes; and eGain’s ability to manage its expenditures. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements, such as, without limitation, factors affecting our quarterly results, the volatility in the market, our ability to successfully forecast our sales cycles, our ability to develop a market for our product and services and generate revenue, our ability to successfully forecast our revenues, our ability to control and forecast costs and expenses, our customer relationships, our ability to adequately forecast demand for our products, our ability to compete successfully, the impact of our legal proceedings, and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a pioneer in, and a leading provider of, customer service and contact center software that enables companies to build customer interaction hubs. These hubs provide an innovative approach to customer service by reducing customer service costs while enhancing customer experience within and across interaction channels by centralizing interaction history, knowledge management, business rules, analytics, workflow and application management in one platform. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. The company was incorporated in Delaware in September 1997.

Critical Accounting Policies and Estimates

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement.

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2008	2007
Revenue:
License	20%	22%
Support and Services	80%	78%

Total revenue	100%	100%
Cost of license	0%	0%
Cost of support and services	35%	41%

Gross profit	65%	59%
Operating costs and expenses:
Research and development	19%	18%
Sales and marketing	34%	49%
General and administrative	13%	22%

Total operating costs and expenses	66%	89%

Loss from operations	(1)%	(30)%

Revenues

Total revenue increased 26% to $8.1 million in the quarter ended September 30, 2008 from $6.5 million in the quarter ended September 30, 2007. During the three months ended September 30, 2008, there was one customer that accounted for 11% of total revenue and there was no customer that accounted for 10% or more of total revenue in the comparable year-ago quarter. Total revenue increased in all categories for the three months ended September 30, 2008. The impact of the foreign exchange fluctuation between U.S. dollar and European currencies resulted in decreases of $288,000 in total revenue for the three months ended September 30, 2008 as compared to the quarter ended September 30, 2007.

There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in recent months due to the global economic slowdown and the increased volatility of the value of U.K. pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 36% for the quarter ended September 30, 2008 compared to 60% for the comparable year-ago quarter. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Revenue:
License	$1,599	$1,423	$176	12%
Percentage of total revenue	20%	22%

License revenue increased 12% to $1.6 million in the quarter ended September 30, 2008 from $1.4 million in the quarter ended September 30, 2007. The license revenue for the quarter included three large transactions totaling approximately $1.4 million compared to a total of $842,000 from two large transactions in the comparable year-ago quarter. License revenue represented 20% and 22% of total revenue for the quarters ended September 30, 2008 and 2007, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of U.K. pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods.

Support and Services

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Revenue:
Hosting services	$1,620	$1,278	$342	27%
Maint. and support services	$2,491	$2,179	$312	14%
Professional services	$2,429	$1,591	$838	53%

Total support and services	$6,540	$5,048	$1,492	30%
Percentage of total revenue	80%	78%

Support and services revenue includes hosting, software maintenance and support and professional services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 30% to $6.5 million in the quarter ended September 30, 2008 from $5.0 million in the quarter ended September 30, 2007. Support and services revenue represented 80% and 78% of total revenue for the quarters ended September 30, 2008 and 2007, respectively.

Hosting revenue increased 27% to $1.6 million in the quarter ended September 30, 2008 from $1.3 million in the quarter ended September 30, 2007. The increase was primarily due to the increased size of new hosting contracts with larger enterprises. We entered into three new large hosting contracts in the last fiscal year that are generating approximately $318,000 of revenue per quarter. We expect hosting revenue to increase in future periods based upon current renewal rates for major existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the continued interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased 14% to $2.5 million in the quarter ended September 30, 2008 from $2.2 million in the quarter ended September 30, 2007. The increase in the quarter was primarily due to the improved renewal rates for existing support customers. We expect maintenance and support revenue to increase slightly or remain relatively constant in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 53% to $2.4 million in the quarter ended September 30, 2008 from $1.6 million in the quarter ended September 30, 2007. The increase for the three months ended September 30, 2008 was primarily due to an increase in revenue from the OEM agreement we entered into with Cisco Systems in fiscal year 2006. The OEM agreement included multiple elements, including significant product customizations that were subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement, however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract in prior periods. In the quarter ended September 30, 2008, we established a minimum margin of 25% that is used in calculating revenue for this agreement, resulting in a change in accounting estimate. The change results from increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the agreement. The change in accounting estimate resulted in a revenue increase of $700,000 and a corresponding positive impact to our net loss ($0.05 loss per share) for the three months ended September 30, 2008. Based upon our current sales pipeline, the ongoing services related to the Cisco OEM agreement and our current sales strategy we expect professional services revenue to remain relatively constant in future periods.

Cost of Revenues

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Cost of Revenues	$2,860	$2,695	$165	6%
Percentage of total revenue	35%	41%
Gross Margin	65%	59%

Total cost of revenue increased 6% to $2.9 million in the quarter ended September 30, 2008 from $2.7 million in the quarter ended September 30, 2007. Total cost of revenue represented 35% and 41% of total revenues in the quarter ended September 30, 2008 and 2007, respectively. The increase was primarily due to (i) an increase in personnel and personnel-related expenses of $147,000 from additional headcount, (ii) an increase of $62,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, and, (iii) increased hosting related costs of approximately $37,000. The increase was partially offset by a decrease in international subsidiaries’ expenses of approximately $91,000 from the strengthening of U.S. dollar against the European and Indian currencies. Gross margin for the quarter ended September 30, 2008 was 65% increased from 59% in the comparable year-ago quarter. The increase in gross margin was primarily due to the increase in our support and services revenue.

Gross margin for the quarter ended September 30, 2008 was 65% compared to 59% in the comparable year-ago quarter. The increase in gross margin was primarily due to increase in gross margin in support and services revenue.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Cost of License	$19	$20	$(1)	0%
Percentage of license revenue	1%	1%
Gross Margin	99%	99%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased slightly by $1,000 in the quarter ended September 30, 2008 from the quarter ended September 30, 2007. Total cost of license remained unchanged as a percentage of total license revenues at 1% (a gross margin of 99%) in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

We anticipate cost of license will remain relatively constant in future periods.

Cost of Support and Services

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Cost of support and services	$2,841	$2,675	$166	6%
Percentage of support and service revenue	43%	53%
Gross Margin	57%	47%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM agreement is being accounted for under the contract accounting method in accordance with paragraph 74 of SOP 97-2, we recorded costs associated with this agreement starting the second quarter in fiscal year 2006 and the cost for the quarter ended September 30, 2008 was approximately $183,000 compared to $135,000 for the comparable year-ago quarter. The services delivered in connection with this agreement were performed by research and development personnel totaling approximately $143,000 with the remainder of $40,000 by services personnel.

Total cost of support and services increased 6% to $2.8 million in the quarter ended September 30, 2008 from $2.7 million in the quarter ended September 30, 2007. The increase was primarily due to an increase in (i) personnel and personnel-related expenses of $147,000 from additional headcount, (ii) an increase of $62,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services, (iii) increased hosting related costs of approximately $37,000 and was partially offset by a decrease in international subsidiaries’ expenses of approximately $91,000 from the strengthening of U.S. dollar against the European and Indian currencies.

Based upon current revenue expectations, we anticipate cost of support and services to increase in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement under the contract accounting method in accordance with paragraph 74 of SOP 97-2, the gross margin is subject to fluctuate based upon the level of Cisco-related services.

Research and Development

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Research and Development	$1,525	$1,144	$381	33%
Percentage of total revenue	19%	18%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 33% to $1.5 million in the quarter ended September 30, 2008 from $1.1 million in the quarter ended September 30, 2007. The increase was primarily due to (i) a net increase of $307,000 in personnel related costs from the increased headcount in North America partially offset by a reduction in the research and development group in India, (ii) increased outside consulting services of $170,000, that was partially offset by (i) an increase of $62,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services and (ii) a decrease in our international subsidiaries’ expenses of approximately $42,000 from the strengthening of U.S. dollar against the European and Indian currencies. The increase is consistent with our continued commitment to invest in product innovation. Total research and development expenses as a percentage of total revenues increased slightly to 19% in the quarter ended September 30, 2008 compared to 18% in the quarter ended September 30, 2007.

Based upon our current product development plans, we anticipate research and development expense to remain relatively constant in fiscal year 2009.

Sales and Marketing

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Sales	$2,278	$2,573	$(295)	(11)%
Marketing	$504	$568	$(64)	(11)%

Total Sales and Marketing	$2,782	$3,141	$(359)	(11)%
Percentage of total revenue	34%	49%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 11% to $2.8 million in the quarter ended September 30, 2008 from $3.1 million in the quarter ended September 30, 2007. Total sales and marketing expenses as a percentage of total revenues was 34% in the quarter ended September 30, 2008 compared to 49% in the quarter ended September 30, 2007.

Total sales expenses were $2.3 million in the quarter ended September 30, 2008, a decrease of 11% from the quarter ended September 30, 2007. The decrease was primarily due to the decrease in personnel related cost of $267,000 resulting from the reduction in headcount of the worldwide sales force.

Total marketing expenses decreased 11% to $504,000 in the quarter ended September 30, 2008 from $568,000 in the quarter ended September 30, 2007. The decrease in the quarter was primarily due to the decrease in marketing program expenses.

General and Administrative

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
General and Administrative	$1,047	$1,423	$(376)	(26)%
Percentage of total revenue	13%	22%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense decreased by 26% to $1.0 million in the quarter ended September 30, 2008 from $1.4 million in the quarter ended September 30, 2007. The decrease was primarily due to (i) decreased legal expense of $313,000 compared to comparable year-ago quarter when we recorded a legal expense of $433,000 primarily related to the patent litigation that was settled in September 2007 and (ii) a decrease of $111,000 in bad debt expense due to improved collections. The decrease was partially offset by a $43,000 increase in stock-based compensation. Total general and administrative expenses as a percentage of total revenues was 13% in the quarter ended September 30, 2008 compared to 22% in the quarter ended September 30, 2007.

Based upon current revenue expectations we anticipate general and administrative expenses to remain constant in future periods.

Stock-Based Compensation

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Cost of support and services	$8	$11	$(3)	(27)%
Research and development	14	11	3	27%
Sales and marketing	9	22	(13)	(59)%
General and administrative	52	9	43	478%

Total Stock-Based Compensation	$83	$53	$30	57%
Percentage of total revenue	1%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Loss From Operations

(in thousands)	Three Months Ended September 30,
	2008	2007	Change	%
Operating Loss	$(75)	$(1,932)	$(1,857)	(96)%
Operating Margin	(1)%	(30)%

Operating loss was $75,000 in the quarter ended September 30, 2008 compared to an operating loss of $1.9 million in the comparable year-ago quarter. We recorded a negative 1% operating margin in the quarter ended September 30, 2008 compared to a negative operating margin of 30% in the quarter ended September 30, 2007. The decrease in operating loss in the quarter primarily included an increase in revenue by $1.7 million and a decrease in total costs and operating expenses of $189,000, The decrease in total costs and operating expenses was a net of (i) decreased in legal expenses of $313,000, (ii) a decrease of $134,000 in international expenses due to the strengthening of U.S. dollar against the European and Indian currencies, (iii) reduction of $111,000 in bad debt expense, (iv) a net increase in personnel-related costs of $232,000 from our investment in research and development and expansion of the consulting team partially offset by a reduction in sales force, and (v) an increase of $164,000 in outside consulting expense primarily related to Cisco OEM agreement.

Interest Expense, net

Interest expense increased 20% to $485,000 in the quarter ended September 30, 2008 from $404,000 in the comparable year-ago quarter. The increase was primarily due to the increase in the related party notes balances. We expect interest expense to decrease in future periods based upon the decrease in related party notes payable due to the debt conversion agreement entered into on September 24, 2008. (see Note 7 - Related Party Notes Payable)

Income Tax Expense

There was a tax benefit of $14,000 for the quarter ended September 30, 2008 compared to a tax expense of $106,000 for the comparable year-ago quarter. Income tax expense for the comparable year ago quarter was primarily related to the income tax provision for foreign subsidiaries.

Liquidity and Capital Resources

Overview

As of September 30, 2008 our cash and cash equivalents were $2.2 million with a negative working capital of $2.5 million compared to cash and cash equivalents of $3.8 million and a negative working capital of $2.7 million as of June 30, 2008. As of September 30, 2008, our current liabilities included $4.2 million of current deferred revenue compared to $4.9 million on June 30, 2008.

On September 24, 2008 we entered into a conversion agreement and amendment to subordinated secured promissory notes with Ashutosh Roy, eGain’s chief executive officer, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. These lenders had previously loaned eGain an aggregate of $8.5 million and received promissory notes with maturity dates of March 31, 2009. Pursuant to the agreement, we converted approximately $6.5 million of the outstanding indebtedness of approximately $13.8 million of principal and interest at September 24, 2008 and extended maturity date of remaining debt to March 31, 2012. In addition, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock in consideration for the note extension. (see Note, 7- Related Party Notes Payable). As of September 30, 2008 the principal and interest due on the loans was $6.9 million and warrants to purchase 1,987,614 shares of common stock were vested and outstanding.

Based upon our current operating plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we will need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

If adequate funds are not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new hosting and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control, and may be negatively affected by the global economic slowdown and the ability of our customers to obtain a credit line, or other financial limitations.

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”) (See Note 4—”Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to SVB and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Agreement that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of September 30, 2008 we were compliant with these financial covenants.

Cash Flows

Net cash used in operating activities was $1.4 million for the quarter ended September 30, 2008 compared to net cash used in operating activities of $2.2 million from the comparable year-ago quarter. Net cash used in operating activities for the quarter consisted primarily of a net loss of $522,000 offset by depreciation of $236,000, accrued interest and amortization of discount on related party notes of $441,000, stock-based compensation of $83,000, the net increase in operating assets and the net decrease in operating liabilities.

The net change in operating assets and liabilities for the quarter ended September 30, 2008 primarily consisted of the increase in accounts receivable by $1.6 million primarily due to an increase in our new business and a decrease of $420,000 in deferred revenue. This was partially offset by the increase in accrued compensation of $149,000, an increase in accrued liability of $51,000 and a decrease in prepaid and other current assets of $98,000. The net decrease in deferred revenue was primarily due to a decrease in deferred maintenance and support as a larger number of our customers have annual maintenance and support renewals that come due in next two quarters. The increase in accrued compensation was primarily due to the increased commission associated with the increased bookings in the quarter.

To operate a cash-positive business depends on our ability to realize the benefits from the increased investment we made in last two years, including those made in connection with the Cisco OEM agreement, by increasing the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $169,000 for the quarter ended September 30, 2008 compared to net cash used in investing activities of $165,000 for the same period last year. Cash used in investing activities for the quarter due to the purchases of equipment primarily related to our hosting infrastructure driven by the increase in our hosted business and the replacement of old equipment.

Net cash provided by financing activities was $38,000 for the quarter ended September 30, 2008 compared to net cash used in financing activities of $309,000 for the same period last year. Net cash provided by financing activities for the quarter was a net of $63,000 proceeds from new bank borrowings and $25,000 payment on existing bank borrowings. Net cash used in financing activities for the comparable year-ago quarter consisted primarily of the payments on existing bank borrowings, net of proceeds from new bank borrowings.

Commitments

The following table summarizes eGain’s contractual obligations, including interest payments accrued for the related party notes payable, as of September 30, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2009	2010	2011	2012	2013
Operating leases and capital leases	$604	$915	$900	$717	$733	$653	$4,522
Bank borrowings	100	3,229	—	—	—	—	3,329
Related party notes payable	—	—	—	10,840	—	—	10,840
Co-location	206	119	—	—	—	—	325

Total	$910	$4,263	$900	$11,557	$733	$653	$19,016

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Identifiable assets denominated in foreign currency at September 30, 2008 totaled approximately $4.6 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Rupee. Based on our overall foreign currency rate exposure at September 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations.

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

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). the Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The court set a briefing schedule for a new class certification motion with respect to the focus cases; that motion was then briefed. On October 10, 2008, however, the court signed an order allowing plaintiffs to withdraw that motion without prejudice to its being re-filed later. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

3(i)	Amended and Restated Certificate of Incorporation

4.1	Warrant to Purchase Stock dated as of June 24, 2008, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.2	Form of Warrant to Purchase Common Stock of eGain Communications Corporation, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1	Loan and Security Agreement between eGain Communications Corporation and Bridge Bank, N.A. dated as of June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

10.2	Subordination Agreement by and between Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated June 27, 2008.

10.3	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of September 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.4	Form of Restated Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated September 24, 2008.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(i)	Amended and Restated Certificate of Incorporation

4.1	Warrant to Purchase Stock dated as of June 24, 2008, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.2	Form of Warrant to Purchase Common Stock of eGain Communications Corporation, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1	Loan and Security Agreement between eGain Communications Corporation and Bridge Bank, N.A. dated as of June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

10.2	Subordination Agreement by and between Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated June 27, 2008.

10.3	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of September 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.4	Form of Restated Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated September 24, 2008.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.