Form 10-Q
period 2008-12-31
EGAIN COMMUNICATIONS CORP
filed 2009-02-17
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2008
Common Stock $0.001 par value	22,213,223

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,805	$3,790
Restricted cash	13	13
Accounts receivable, net	5,540	2,749
Prepaid and other current assets	461	818

Total current assets	9,819	7,370
Property and equipment, net	928	1,230
Goodwill	4,880	4,880
Other assets	388	434

	$16,015	$13,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,009	$1,669
Accrued compensation	2,335	1,712
Accrued liabilities	1,412	1,632
Deferred revenue	5,082	4,871
Current portion of capital lease obligation	38	52
Current portion of bank borrowings	121	100

Total current liabilities	9,997	10,036
Deferred revenue, net of current portion	296	293
Capital lease obligation, net of current portion	35	78
Related party notes payable	7,185	13,283
Bank borrowings, net of current portion	3,178	3,192
Other long term liabilities	265	321

Total liabilities	20,956	27,203
Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	22	15
Additional paid-in capital	323,481	316,527
Notes receivable from stockholders	(75)	(74)
Accumulated other comprehensive loss	(553)	(494)
Accumulated deficit	(327,816)	(329,263)

Total stockholders’ deficit	(4,941)	(13,289)

	$16,015	$13,914

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue:
License	$3,529	$2,192	$5,128	$3,615
Support and services	6,060	5,933	12,600	10,981

Total revenue	9,589	8,125	17,728	14,596
Cost of license	19	20	38	40
Cost of support and services	2,579	2,920	5,420	5,595

Gross profit	6,991	5,185	12,270	8,961

Operating costs and expenses:
Research and development	1,400	1,255	2,925	2,399
Sales and marketing	2,851	3,000	5,633	6,141
General and administrative	873	963	1,920	2,386

Total operating costs and expenses	5,124	5,218	10,478	10,926

Income / (loss) from operations	1,867	(33)	1,792	(1,965)
Interest expense, net	(335)	(402)	(820)	(806)
Other income (expense), net	341	(7)	365	35

Income / (loss) before income taxes	1,873	(442)	1,337	(2,736)
Benefit / (provision) for income taxes	96	10	110	(96)

Net income / (loss)	$1,969	$(432)	$1,447	$(2,832)

Per Share information:
Basic net income / (loss) per common share	$0.09	$(0.03)	$0.08	$(0.18)

Diluted net income / (loss) per common share	$0.09	$(0.03)	$0.08	$(0.18)

Weighted average shares used in computing basic net income / (loss) per common share	22,213	15,332	19,035	15,328

Weighted average shares used in computing diluted net income / (loss) per common share	22,213	15,332	19,035	15,328

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income / (loss)	$1,447	$(2,832)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation	409	387
Loss on disposal of fixed assets	7	—
Stock based compensation	172	127
Provisions for doubtful accounts and sales returns	163	34
Accrued interest and amortization of discount on related party notes	700	791
Changes in operating assets and liabilities:
Accounts receivable	(4,032)	(1,831)
Prepaid and other current assets	263	66
Other assets	(37)	(149)
Accounts payable	(541)	60
Accrued compensation	859	(256)
Accrued liabilities	24	217
Deferred revenue	728	1,546
Other long term liabilities	(36)	(16)

Net cash provided by (used) in operating activities	126	(1,856)
Cash flows from investing activities:
Purchases of property and equipment	(234)	(322)
Proceeds from sale of fixed assets	14	—

Net cash used in investing activities	(220)	(322)
Cash flows from financing activities:
Payments on borrowings	(55)	(4,278)
Proceeds from borrowings	63	5,129
Net proceeds from issuance of common stock	—	11

Net cash provided by financing activities	8	862
Effect of change in exchange rates on cash and cash equivalents	101	141

Net decrease in cash and cash equivalents	15	(1,175)
Cash and cash equivalents at beginning of period	3,790	6,195

Cash and cash equivalents at end of period	$3,805	$5,020

Supplemental cash flow disclosures:
Cash paid for interest	$142	$56
Cash paid for taxes	$—	$96

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2008, we had $3.8 million of cash and cash equivalents on hand, a stockholders’ deficit of $4.9 million and an accumulated deficit of $327.8 million. Although we recorded $2.0 million of net income in the quarter ended December 31, 2008, our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through December 31, 2009. However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 21% and 1% for the three months ended December 31, 2008 and 2007, respectively. License sales to resellers as a percentage of total revenue was approximately 20% for the six months ended December 31, 2008 compared to 1% for the six months ended December 31, 2007. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, the reseller’s financial status, our past experience with the particular reseller and whether there are any return provisions, price protection or other allowances. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement; however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract prior to the quarter ended September 30, 2008. In the quarter ended September 30, 2008, we changed our accounting estimate and established a minimum margin of 25% that was used in calculating revenue for this agreement. In the quarter ended December 31, 2008, we made a further change to our accounting estimate and increased the minimum margin to 35%. These changes were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the agreement. The change in accounting estimate resulted in a revenue increase of $480,000 and $1.2 million for the three and six months ended December 31, 2008, respectively, and an increase to our net income by $0.02 per share and $0.01 per share for the corresponding periods. Revenue from this arrangement as a percentage of total revenue was approximately 8% and 5% for the three months ended December 31, 2008 and 2007, respectively, and is all related to professional services revenue. Revenue from this arrangement as a percentage of total revenue was approximately 9% and 4% for the six months ended December 31, 2008 and 2007, respectively. We do not expect the impact of this change in accounting estimate to have a material impact on future periods.

For hosting, consulting and implementation services that do not qualify for separate accounting; we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided, or in the case of hosting, when the customer also has access to the hosting services.

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

Maintenance and Support Revenue

Included in support and services revenues are revenues derived from maintenance and support. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Note 3. Stock-Based Compensation

Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, (“SFAS 123R”) the stock based compensation expense in our condensed consolidated statement of operations for the three months ended December 31, 2008 and 2007 was $89,000 and $74,000, and for the six months ended December 31, 2008 and 2007 was $172,000 and $127,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Cost of support and services	$7	$9	$15	$20
Research and development	11	17	25	28
Sales and marketing	6	20	15	42
General and administrative	65	28	117	37

Total stock-based compensation expense	$89	$74	$172	$127

We utilized the Black-Scholes valuation model for estimating the fair value of the stock based compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended December 31, 2008 and 2007, were 54,000 and 310,450, with a weighted-average fair value of $0.30 and $0.89, respectively. Options granted during the six months ended December 31, 2008 and 2007 were 84,000 and 446,300, with a weighted-average fair value of $0.37 and $0.88, respectively, using the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Expected volatility	80%	92%	80%	92%
Average risk-free interest rate	2.41%	3.88%	2.72%	4.09%
Expected life (in years)	6.25	6.25	6.25	6.25

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

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of December 31, 2008 was $92,000, which is expected to be recognized over the weighted average period of 2.72 years. Options exercised were 0 and 9,871 for the three months ended December 31, 2008 and 2007, respectively, and for the six months ended December 31, 2008 and 2007 were 0 and 11,139, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net income/ (loss) applicable to common stockholders	$1,969	$(432)	$1,447	$(2,832)
Weighted-average common shares used in computing basic net income / (loss) per common share	22,213	15,332	19,035	15,328
Weighted-average common shares used in computing diluted net income / (loss) per common share	22,213	15,332	19,035	15,328

Basic net income / (loss) per common share	$0.09	$(0.03)	$0.08	$(0.18)
Diluted net income / (loss) per common share	$0.09	$(0.03)	$0.08	$(0.18)

Outstanding options and warrants to purchase 4,239,989 and 4,239,714 shares of common stock for the three and six months ended December 31, 2008, respectively, were not included in the computation of diluted net income per common share for the periods presented due to their exercise price exceeding the average market price of the common stock during the periods. Such securities could have a dilutive effect in future periods.

Outstanding options and warrants to purchase 2,775,232 shares of common stock for the three and six months ended December 31, 2007, respectively, were not included in the computation of diluted net (loss) per common share for the periods presented due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income / (Loss)

eGain reports comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $1.9 million for the quarter ended December 31, 2008 as compared to a comprehensive loss of $379,000 for the same quarter ended December 31, 2007. Comprehensive income was $1.4 million for the six months ended December 31, 2008 as compared to a comprehensive loss of $2.8 million for the six months ended December 31, 2007. “Accumulated other comprehensive income / (loss)” presented in the accompanying consolidated balance sheets at December 31, 2008 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information (unaudited , in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net income / (loss)	$1,969	$(432)	$1,447	$(2,832)
Foreign currency translation adjustments	(100)	53	(55)	48

Comprehensive income / (loss)	$1,869	$(379)	$1,392	$(2,784)

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ( “SFAS 131”) are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Total Revenue:
North America	$3,726	$3,833	$7,867	$8,164
Europe	5,812	4,247	9,739	6,327
Asia Pacific	51	45	122	105

	$9,589	$8,125	$17,728	$14,596

Operating Income (Loss):
North America	$(62)	$(357)	$107	$(430)
Europe	2,644	1,186	3,240	161
Asia Pacific*	(715)	(862)	(1,555)	(1,696)

	$1,867	$(33)	$1,792	$(1,965)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,
	2008	2007
North America	$4,011	$6,281
Europe	6,298	3,827
Asia Pacific	826	1,045

	$11,135	$11,153

The following table provides revenue for the three months ended December 31, 2008 and 2007 and six months ended December 31, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue :
License	$3,529	$2,192	$5,128	$3,615
Hosting services	1,616	1,398	3,236	2,676
Maint & Support services	2,021	2,329	4,512	4,508
Professional services	2,423	2,206	4,852	3,797

	$9,589	$8,125	$17,728	$14,596

For the three months ended December 31, 2008, there were two customers that accounted for 21% and 11% of total revenue respectively and there was one customer that accounted for 12% of total revenue in the comparable year-ago quarter. For the six months ended December 31, 2008 there was one customer that accounted for 11% of total revenue and there was no customer that accounted for more than 10% of total revenue for the same period last year.

Note 7. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, as amended, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. These warrants expired in October 2008. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes have a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of December 31, 2008, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of December 31, 2008 was $7.2 million, and warrants to purchase 1,858,848 shares of common stock issued were vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”). Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of December 31, 2008 the outstanding balance under the Bridge Bank Credit Facility was $3.0 million, and the interest rate was 4.25%. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. As of December 31, 2008 the amount outstanding under the Bridge Bank Term Loan Line was $242,000 with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be reborrowed and (iii) a maturity date of June 24, 2011. As of December 31, 2008 the balance under the Bridge Bank Equipment Line was $58,000, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of December 31, 2008 we were compliant with these financial covenants.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on July 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. Our tax provision consists of foreign and state income taxes.

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

Note 11. New Accounting Pronouncements

In April 2008 FASB issued FASB Staff Position (“FSP”) FAS No. 142-3 Determination of Useful Life of Intangible Assets (‘FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position and results of operation.

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

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit Court rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The court set a briefing schedule for a new class certification motion with respect to the focus cases; and that motion was then briefed. On October 10, 2008, however, the court signed an order allowing plaintiffs to withdraw that motion without prejudice to its being re-filed later. We have not accrued any liability or expect the outcome of this litigation to have a material impact on our financial condition.

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

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (unaudited, in thousands):

	Balance as of December 31, 2008	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$3,805	$3,805

Liabilities	$—	$—

As of December 31, 2008 we did not have any Level 2 or 3 assets or liabilities.

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

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: the uncertainty of demand for eGain products including our guidance regarding bookings and revenue; the anticipated customer benefits from eGain products; the actual mix in new business between hosting and license transactions when compared with management’s projections; the increased complexity of certain transactions and the timing of revenue recognition on such transactions; the anticipated benefits to eGain from the Cisco OEM agreement; the ability to increase revenues as a result of the increased investment in sales and marketing; increased competition and technological changes in the markets in which eGain competes; and eGain’s ability to continue to innovate; and eGain’s ability to manage its expenditures; and currency fluctuations. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements, such as, without limitation, factors affecting our quarterly results, the volatility in the market, our ability to successfully forecast our sales cycles, our ability to develop a market for our product and services and generate revenue, our ability to successfully forecast our revenues, our ability to control and forecast costs and expenses, our ability to control and forecast our capital needs and cash flow, our customer relationships, our ability to adequately forecast demand for our products, our ability to compete successfully, the impact of our legal proceedings, and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a pioneer in, and a leading provider of, customer service and contact center software that enables companies to build customer interaction hubs. These hubs provide an innovative approach to customer service by reducing customer service costs while enhancing customer experience within and across interaction channels by centralizing interaction history, knowledge management, business rules, analytics, and workflow and application management in one platform. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. The company was incorporated in Delaware in September 1997.

Critical Accounting Policies and Estimates

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement FIN 48.

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue:
License	37%	27%	29%	25%
Support and Services	63%	73%	71%	75%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	0%
Cost of support and services	27%	36%	31%	38%

Gross profit	73%	64%	69%	62%
Operating costs and expenses:
Research and development	15%	15%	16%	16%
Sales and marketing	30%	37%	32%	42%
General and administrative	9%	12%	11%	16%

Total operating costs and expenses	54%	64%	59%	75%

Income / (loss) from operations	19%	0%	10%	(13)%

Revenues

Total revenue increased 18% to $9.6 million in the quarter ended December 31, 2008 from $8.1 million in the quarter ended December 31, 2007. During the three months ended December 31, 2008, there were two customers that accounted for 21% and 11% of total revenue respectively and there was one customer that accounted for 12% of total revenue in the comparable year-ago quarter. Total revenue for the six months ended December 31, 2008 increased 21% to $17.7 million, compared to $14.6 million in the same period last year. During the six months ended December 31, 2008, there was one customer that accounted for 11% of total revenue and there was no customer that accounted for more than 10% of total revenue in the same period last year. The impact of the foreign exchange fluctuation between the U.S. dollar and European currencies resulted in decreases of $2.0 million and $ 2.2 million in total revenue for the three and six months ended December 31, 2008, respectively, as compared to the same periods last year.

There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in recent months due to the global economic slowdown and the increased volatility of the value of U.K. pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 15% for the quarter ended December 31, 2008 compared to 18% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business was 25% for the six months ended December 31, 2008 compared to 40% for the comparable year-ago period. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2008	2007	Change	%	2008	2007	Change	%
Revenue:
License	$3,529	$2,192	$1,337	61%	$5,128	$3,615	$1,513	42%
Percentage of total revenue	37%	27%			29%	25%

License revenue increased 61% to $3.5 million in the quarter ended December 31, 2008 from $2.2 million in the quarter ended December 31, 2007. License revenue in the quarter was negatively impacted by $1.3 million due to the strengthening of the U.S. dollar against the European currencies in which certain licenses were denominated. The license revenue for the quarter included three large transactions totaling approximately $3.3 million compared to a total of $1.6 million from two large transactions in the comparable year-ago quarter. License revenue represented 37% and 27% of total revenue for the quarters ended December 31, 2008 and 2007, respectively.

License revenue increased 42% to $5.1 million for the six months ended December 31, 2008 from $3.6 million in the same period last year. License revenue for the six months ended December 31, 2008 was negatively impacted by $1.4 million due to the strengthening of the U.S. dollar against the European currencies in which certain licenses were denominated. License revenue represented 29% and 25% of total revenue for the six months ended December 31, 2008 and 2007, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of U.K. pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods.

Support and Services

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2008	2007	Change	%	2008	2007	Change	%
Revenue:
Hosting services	$1,616	$1,398	$218	16%	$3,236	$2,676	$560	21%
Maint. and support services	2,021	2,329	(308)	(13)%	4,512	4,508	4	0%
Professional services	2,423	2,206	217	10%	4,852	3,797	1,055	28%

Total support and services	$6,060	$5,933	$127	2%	$12,600	$10,981	$1,619	15%
Percentage of total revenue	63%	73%			71%	75%

Support and services revenue includes hosting, software maintenance and support and professional services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue increased 2% to $6.1 million in the quarter ended December 31, 2008 from $5.9 million in the quarter ended December 31, 2007. Support and services revenue represented 63% and 73% of total revenue for the quarters ended December 31, 2008 and 2007, respectively.

Support and services revenue for the six months ended December 31, 2008 increased 15% to $12.6 million, compared to $11.0 million in the same period last year. The increase was primarily driven by the increase in professional services. Support and services revenue represented 71% and 75% of total revenue for the six months ended December 31, 2008 and 2007, respectively.

Hosting revenue increased 16% to $1.6 million in the quarter ended December 31, 2008 from $1.4 million in the quarter ended December 31, 2007. Without the $170,000 impact of the U.S. dollar strengthening compared to the European currencies, hosting revenue would have increased by $387,000 or 28% for the quarter ended December 31, 2008. Hosting revenue for the six months ended December 31, 2008 increased 21% to $3.2 million, compared to $2.7 million in the quarter ended December 31, 2007. Without the $203,000 impact of the U.S. dollar strengthening compared to the European currencies, hosting revenue would have increased by $762,000 or 28% for the six months ended December 31, 2008. We entered into three new large hosting contracts in the last four quarters that are generating approximately $318,000 of additional revenue per quarter. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to remain relatively constant in future periods based upon current renewal rates for major existing hosted customers, and the global economic slowdown.

Maintenance and support revenue decreased 13% to $2.0 million in the quarter ended December 31, 2008 from $2.3 million in the quarter ended December 31, 2007. Without the $279,000 impact of the U.S. dollar strengthening compared to the European currencies, maintenance and support revenue would have decreased by $29,000 or 1% for the quarter ended December 31, 2008. Maintenance and support revenue for the six months ended December 31, 2008 was unchanged at $4.5 million when compared to the same period last year. Without the $359,000 impact of the U.S. dollar strengthening compared to the European currencies, maintenance and support revenue would have increased by $362,000 or 8% for the six months ended December 31, 2008. The increase for the six months without the impact of currency fluctuation was primarily due to the new license sales in the last few quarters. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support revenue to remain relatively constant in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 10% to $2.4 million in the quarter ended December 31, 2008 from $2.2 million in the quarter ended December 31, 2007. Without the $225,000 impact of the U.S. dollar strengthening compared to the European currencies, professional services revenue would have increased by $442,000 or 20% for the quarter ended December 31, 2008. Professional services revenue for the six months ended December 31, 2008 increased 28% to $4.9 million, from $3.8 million in the same period last year. Without the $256,000 impact of the U.S. dollar strengthening compared to the European currencies, professional services revenue would have increased by $1.3 million or 34% for the six months ended December 31, 2008. The increase for the three months and six months ended December 31, 2008 was primarily due to an increase in revenue from the OEM agreement we entered into with Cisco Systems in fiscal year 2006. The OEM agreement included multiple elements, including significant product customizations that were subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement; however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract prior to the quarter ended September 30, 2008. In the quarter ended September 30, 2008, we established a minimum margin of 25% that is used in calculating revenue for this agreement, resulting in a change in accounting estimate. The minimum margin increased from 25% to 35% in the quarter ended December 31, 2008. The change results from increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the agreement. The change in accounting estimate resulted in a revenue increase of $480,000 and $1.2 million for the three and six months ended December 31, 2008, respectively and an increase to our net income by $0.02 per share and $0.01 per share for the corresponding periods. Revenue from this arrangement as a percentage of total revenue was approximately 8% and 5% for the three months ended December 31, 2008 and 2007, respectively, and is all related to professional services revenue. Revenue from this arrangement as a percentage of total revenue was approximately 9% and 4% for the six months ended December 31, 2008 and 2007, respectively. Excluding the impact from any future foreign currency fluctuations and the services related to the Cisco OEM agreement we expect professional services revenue to remain relatively constant in future periods.

Cost of Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
Cost of Revenues	$2,598	$2,940	$(342)	(12)%	$5,458	$5,635	$(177)	(3)%
Percentage of total revenue	27%	36%			31%	39%

Total cost of revenue decreased 12% to $2.6 million in the quarter ended December 31, 2008 from $2.9 million in the quarter ended December 31, 2007. Total cost of revenue represented 27% and 36% of total revenues in the quarter ended December 31, 2008 and 2007, respectively. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $314,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $166,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (iii) a decrease in outside consulting expense of $58,000 which was partially offset by an increase in personnel and personnel-related expenses of $204,000 from additional headcount. Gross margin for the quarter ended December 31, 2008 was 73% compared to 64% in the comparable year-ago quarter. The increase in gross margin was primarily due to the decrease in our cost of support and services.

Total cost of revenue for the six months ended December 31, 2008 decreased 3% to $5.5 million, compared to $5.6 million in the same period last year. Total cost of revenue represented 31% and 39% of total revenues for the six months ended December 31, 2008 and 2007, respectively. The decrease was primarily due to a decrease in international subsidiaries’ expenses of approximately $407,000 from the strengthening of the U.S. dollar against the European and Indian currencies and a decrease of $195,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement. The decrease was partially offset by an increase in personnel and personnel-related expenses of $354,000 from additional headcount and increased hosting related costs of approximately $58,000. Gross margin for the six months ended December 31, 2008 was 69% as compared to 61% for the same period last year. The increase in gross margin was primarily due to the increase in our support and services revenue. In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
Cost of License	$19	$20	$(1)	(5)%	$38	$40	$(2)	(5)%
Percentage of license revenue	1%	1%			1%	1%
Gross Margin	99%	99%			99%	99%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased slightly by $1,000 in the quarter ended December 31, 2008 from the quarter ended December 31, 2007. Total cost of license remained unchanged as a percentage of total license revenues at 1% (a gross margin of 99%) in the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.

Total cost of license for the six months ended December 31, 2008 decreased slightly by $2,000 as compared to the same period last year. Total cost of license remained unchanged as a percentage of total license revenues at 1% (a gross margin of 99%) for the six months ended December 31, 2008 as compared to the same period last year. We anticipate cost of license will increase slightly in future periods based upon our anticipated renewal of third-party royalty agreement with certain vendors.

Cost of Support and Services

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
Cost of support and services	$2,579	$2,920	$(341)	(12)%	$5,420	$5,595	$(175)	(3)%
Percentage of support and service revenue	43%	49%			43%	51%
Gross Margin	57%	51%			57%	49%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM agreement is being accounted for under the contract accounting method in accordance with paragraph 74 of SOP 97-2, we recorded costs associated with this agreement starting the second quarter in fiscal year 2006 and the cost for the quarter ended December 31, 2008 was approximately $138,000 compared to $358,000 for the comparable year-ago quarter. The services delivered in connection with this agreement were performed by research and development personnel totaling approximately $91,000 with the remainder of $47,000 by services personnel. The costs associated with this agreement for the six months ended December 31, 2008 were approximately $321,000 compared to $491,000 in the same period last year of which $234,000 were for services performed by research and development personnel with the remainder of $81,000 by services personnel.

Total cost of support and services decreased 12% to $2.6 million in the quarter ended December 31, 2008 from $2.9 million in the quarter ended December 31, 2007. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $314,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $166,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (iii) a decrease in outside consulting expense of $58,000 and was partially offset by an increase in personnel and personnel-related expenses of $204,000 from additional headcount.

Total cost of support and services for the six months ended December 31, 2008 decreased 3% to $5.4 million, compared to $5.6 million in the same period last year. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $407,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $195,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement. The decrease was partially offset by (i) an increase in personnel and personnel-related expenses of $354,000 from additional headcount and (ii) increased hosting related costs of approximately $58,000.

Excluding the impact from any future foreign currency fluctuations and based upon current revenue expectations we anticipate cost of support and services to decrease slightly in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement under the contract accounting method in accordance with paragraph 74 of SOP 97-2, the gross margin is subject to fluctuate based upon the amount of Cisco-related services.

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
Research and Development	$1,400	$1,255	$145	12%	$2,925	$2,399	$526	22%
Percentage of total revenue	15%	15%			16%	16%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 12% to $1.4 million in the quarter ended December 31, 2008 from $1.3 million in the quarter ended December 31, 2007. The increase was primarily due to (i) a net increase of $223,000 in personnel related costs from the increased headcount in North America, which was partially offset by a reduction in the research and development group in India, (ii) a decrease of $166,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services, which was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $126,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) decreased outside consulting services of $103,000. The increase is consistent with our continued commitment to invest in product innovation. Total research and development expenses as a percentage of total revenues remained unchanged at 15% in the quarter ended December 31, 2008 compared the quarter ended December 31, 2007.

Research and development costs for the six months ended December 31, 2008 increased 22% to $2.9 million, from $2.4 million in the same period last year. The increase was primarily due to (i) a net increase of $533,000 in personnel related costs from the increased headcount in North America, which was partially offset by a reduction in the research and development group in India, (ii) a decrease of $195,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services and (iii) increased outside consulting services of $64,000, which was partially offset by a decrease in our international subsidiaries’ expenses of approximately $167,000 from the strengthening of the U.S. dollar against the European and Indian currencies. Total research and development expenses as a percentage of total revenues for the six months ended December 31, 2008 remained unchanged at 16% as compared to the same period last year.

Excluding any fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to remain relatively constant in future quarters based upon our current product development plans.

Sales and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
Sales	$2,402	$2,421	$(19)	(1)%	$4,680	$4,994	$(314)	(6)%
Marketing	$449	$579	$(130)	(22)%	$953	$1,147	$(194)	(17)%

Total Sales and Marketing	$2,851	$3,000	$(149)	(5)%	$5,633	$6,141	$(508)	(8)%
Percentage of total revenue	30%	37%			32%	42%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 5% to $2.9 million in the quarter ended December 31, 2008 from $3.0 million in the quarter ended December 31, 2007. Total sales and marketing expenses as a percentage of total revenues were 30% in the quarter ended December 31, 2008 compared to 37% in the quarter ended December 31, 2007. Sales and marketing expense for the six months ended December 31, 2008 was $5.6 million, compared to $6.1 million for the same period last year. Total sales and marketing expenses as a percentage of total revenues were 32% for the six months ended December 31, 2008 compared to 42% in the same period last year.

Total sales expenses were $2.4 million in the quarter ended December 31, 2008, a decrease of 1% from the quarter ended December 31, 2007. Total sales expenses for the six months ended December 31, 2008 decreased 6% to $4.7 million from $5.0 million in the same period last year. The decrease for the six months ended December 31, 2008 was primarily due to the decrease in our international subsidiaries’ expenses of approximately $335,000 from the strengthening of the U.S. dollar against the European and Indian currencies which was partially offset by an increase of $74,000 in outside consulting expenses.

Total marketing expenses decreased 22% to $449,000 in the quarter ended December 31, 2008 from $579,000 in the quarter ended December 31, 2007. Total marketing expenses for the six months ended December 31, 2008 decreased 17% to $953,000 from $1.1 million in the same period last year. The decrease in the quarter was primarily due to the decrease in marketing program expenses.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
General and Administrative	$873	$963	$(90)	(9)%	$1,920	$2,386	$(466)	(20)%
Percentage of total revenue	9%	12%			11%	16%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense decreased by 9% to $873,000 in the quarter ended December 31, 2008 from $963,000 in the quarter ended December 31, 2007. The decrease was primarily due to (i) decreased auditing and consulting expense of $182,000, (ii) a decrease in our international subsidiaries’ expenses of approximately $68,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (iii) decreased legal expense of $54,000. The decrease was partially offset by a net change in bad debt expense of $200,000. We recorded a bad debt expense of $62,000 for the quarter compared to a reversal of $130,000 bad debt from the collection of doubtful accounts in the comparable year-ago quarter. Total general and administrative expenses as a percentage of total revenues were 9% in the quarter ended December 31, 2008 compared to 12% in the quarter ended December 31, 2007.

Total general and administrative expense for the six months ended December 31, 2008 decreased by 20% to $1.9 million from $2.4 million in the same period last year. The decrease was primarily due to (i) decreased legal expense of $393,000 compared to the comparable year-ago quarter when we recorded a legal expense of $433,000 primarily related to the patent litigation that was settled in September 2007 and (ii) a decrease of $173,000 in auditing fees. The decrease was partially offset by an $88,000 increase in bad debt expense. Total general and administrative expenses as a percentage of total revenues were 11% and 16% for the six months ended December 31, 2008 and 2007, respectively.

We anticipate general and administrative expenses to remain relatively constant or increase slightly in absolute dollars in future periods based upon current revenue expectations excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

Stock-Based Compensation

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2008	Change	%
Cost of support and services	$7	$9	$(2)	(22)%	$15	$20	$(5)	(25)%
Research and development	11	17	(6)	(35)%	25	28	(3)	(11)%
Sales and marketing	6	20	(14)	(70)%	15	42	(27)	(64)%
General and administrative	65	28	37	132%	117	37	80	216%

Total Stock-Based Compensation	$89	$74	$15	20%	$172	$127	$45	35%
Percentage of total revenue	1%	1%			1%	1%

Stock based compensation expenses include the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Income / (Loss) From Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2008	2007	Change	%	2008	2007	Change	%
Operating Income / (Loss)	$1,867	$(33)	$1,900	5,758%	$1,792	$(1,965)	$3,757	191%
Operating Margin	19%	0%			10%	(13)%

Operating income was $1.9 million in the quarter ended December 31, 2008 compared to an operating loss of $33,000 in the quarter ended December 31, 2007. We recorded a positive 19% operating margin in the quarter ended December 31, 2008 compared to a break-even margin in operations in the quarter ended December 31, 2007. The operating income in the quarter primarily included an increase in revenue by $1.5 million, net of the negative impact of $2.0 million from the fluctuation of foreign currencies against the U.S. dollar and a decrease in total costs and operating expenses of $436,000. The decrease in total costs and operating expenses was a net of (i) a decrease of $922,000 in international expenses due to the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $184,000 in outside consulting expenses primarily related to the Cisco OEM agreement and third-party consulting services in Europe, (iii) decreased auditing expenses by $150,000, (iv) reduction of $70,000 in our marketing program, (v) a decrease of $54,000 in legal expenses, (vi) a net increase in personnel-related costs of $806,000 from our investment in research and development and expansion of the consulting team partially offset by a reduction in sales force, and (vii) a net change of $200,000 in bad debt expense.

Operating income for the six months ended December 31, 2008 was $1.8 million, as compared to an operating loss of $2.0 million in the same period last year. For the six months ended December 31, 2008 we recorded a positive 10% operating margin as compared to a negative operating margin of 13% in the same period last year. The operating income for the six months ended December 31, 2008 primarily included an increase in revenue by $3.1 million, net of the negative impact of $2.2 million from the fluctuation of foreign currencies against the U.S. dollar and a decrease in total costs and operating expenses of $625,000. The decrease in total costs and operating expenses was a net of (i) a decrease of $1.1 million in international expenses due to the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $393,000 in legal expenses, (iii) decreased auditing expenses by $173,000, (iv) reduction of $147,000 in marketing programs, (v) a net increase in personnel-related costs of $1.0 million from our investment in research and development and expansion of the consulting team partially offset by a reduction in sales force, (vi) increased outside consulting expense of $162,000 primarily related to Cisco OEM agreement and (vii) increase of $88,000 in bad debt expense.

Interest Expense, net

Interest expense decreased 17% to $335,000 in the quarter ended December 31, 2008 from $402,000 in the comparable year-ago quarter. Interest expense increased 2% to $820,000 for the six months ended December 31, 2008 from $806,000 in the same period last year. The decrease was primarily due to the decrease in the related party notes payable balances. We expect interest expense to decrease in future periods based upon the decrease in related party notes payable due to the debt conversion agreement entered into on September 24, 2008 as amended. (see Note 7—Related Party Notes Payable)

Other Income, net

We recorded other income of $341,000 for the quarter ended December 31, 2008 compared to other expense of $7,000 for the comparable year-ago quarter. Other income was $365,000 for the six months ended December 31, 2008 compared to other income of $35,000 for the same period last year. Other income for the quarter was primarily due to a $300,000 exchange rate gain on foreign accounts receivable.

Income Tax Benefit

We recorded an income tax benefit of $96,000 for the quarter ended December 31, 2008 compared to an income tax benefit of $10,000 for the comparable year-ago quarter. The income tax benefit was $110,000 for the six months ended December 31, 2008 as compared to an income tax expense of $96,000 for the same period last year. The income tax benefit for the quarter was primarily related to the reversal of the income tax provision for our Indian subsidiary.

Liquidity and Capital Resources

Overview

As of December 31, 2008 our cash and cash equivalents were $3.8 million with a negative working capital of $178,000 compared to cash and cash equivalents of $3.8 million and a negative working capital of $2.7 million as of June 30, 2008. As of December 31, 2008, our current liabilities included $5.1 million of current deferred revenue compared to $4.9 million on June 30, 2008.

On September 24, 2008 we entered into a conversion agreement and amendment to subordinated secured promissory notes with Ashutosh Roy, eGain’s Chief Executive Officer, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., as amended. These lenders had previously loaned eGain an aggregate of $8.5 million and received promissory notes with maturity dates of March 31, 2009. Pursuant to the agreement, we converted approximately $6.5 million of the outstanding indebtedness of approximately $13.8 million of principal and interest at September 24, 2008 and extended maturity date of remaining debt to March 31, 2012. In addition, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock in consideration for the note extension. (see Note, 7- Related Party Notes Payable). As of December 31, 2008 the principal and interest due on the loans was $7.2 million and warrants to purchase 1,858,848 shares of common stock were vested and outstanding.

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

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”) (See Note 4—”Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to SVB and up to $300,000 to be used to finance equipment purchases. There are financial covenants under the Bridge Bank Credit Facility which require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of December 31, 2008 we were compliant with these financial covenants.

Cash Flows

Net cash provided by operating activities was $126,000 for the six months ended December 31, 2008 compared to net cash used in operating activities of $1.9 million from the same period last year. Net cash provided by operating activities for the six months ended December 31, 2008 consisted primarily of a net income of $1.4 million offset by depreciation of $409,000, accrued interest and amortization of discount on related party notes of $700,000, stock-based compensation of $172,000, provisions for doubtful accounts and sales returns of $163,000, loss on the disposal of fixed assets of $7,000, and the net increase in operating assets and operating liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2008 primarily consisted of the increase in accounts receivable by $4.0 million primarily due to an increase in our business and a decrease of $541,000 in accounts payable. This was partially offset by the increase in accrued compensation of $859,000, an increase in deferred revenue of $728,000 and a decrease in prepaid and other current assets of $263,000. The increase in accrued compensation was primarily due to the increased commission associated with the increased bookings in the quarter. The increase in deferred revenue was primarily due to the increase in deferred maintenance and support payments received as a large number of our customers have annual maintenance and support renewals that come due in the quarter.

To continue operating a cash-positive business depends on our ability to realize the benefits from the increased investment we made in the last two years, including those made in connection with the Cisco OEM agreement, as well as by increasing the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $220,000 for the six months ended December 31, 2008 compared to net cash used in investing activities of $322,000 for the same period last year. Cash used in investing activities for the quarter was due to the purchases of equipment primarily related to our hosting infrastructure driven by the increase in our hosted business and the replacement of old equipment.

Net cash provided by financing activities was $8,000 for the six months ended December 31, 2008 compared to net cash provided by financing activities of $862,000 for the same period last year. Net cash provided by financing activities for the six months ended December 31, 2008 was a net of $63,000 proceeds from new bank borrowings and $55,000 payment on existing bank borrowings. Net cash provided by financing activities for the same period last year was a net of $5.1 million proceeds from new bank borrowings and $4.3 million payment on existing bank borrowings.

Commitments

The following table summarizes eGain’s contractual obligations, including interest payments accrued for the related party notes payable, as of December 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2009	2010	2011	2012	2013
Operating leases and capital leases	$407	$826	$817	$638	$653	$599	$3,940
Bank borrowings	121	3,178	—	—	—	—	3,299
Related party notes payable	—	—	—	10,806	—	—	10,806
Co-location	95	95	—	—	—	—	190

Total	$623	$4,099	$817	$11,444	$653	$599	$18,235

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at December 31, 2008 totaled approximately $7.1 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. During the quarter ended December 31, 2008, the dollar strengthened significantly compared to the Euro, the British pound and the Indian rupee. The impact of the currency rate fluctuation in the current quarter reduced our operating income by $1.3 million. If the dollar continues to strengthen in future periods, we may experience a further adverse effect on our financial position or results of operations.

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Submission of Matters to a Vote of Security Holders

On November 14, 2008 eGain’s annual meeting of stockholders was held and the following matters were voted on:

1. The following individuals were elected to the board of directors to serve until the 2009 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	9,742,433	70,453
Mr. Gunjan Sinha	9,742,573	70,313
Mr. Mark A. Wolfson	9,736,698	76,188
Mr. David G. Brown	9,742,663	70,223
Mr. Phiroz P. Darukhanavala	9,690,088	122,798

2. The vote to ratify the appointment of Burr, Pilger & Mayer, LLP as eGain’s independent auditors was as follows:

For	Against	Abstain	Non Votes
9,780,902	28,285	3,699	0

Item 3.	Exhibits

Exhibits No.	Description of Exhibits

10.1	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of December 16, 2008.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2009	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of December 16, 2008.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.