Form 10-Q
period 2009-03-31
EGAIN COMMUNICATIONS CORP
filed 2009-05-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock $0.001 par value	22,213,223

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,513	$3,790
Restricted cash	13	13
Accounts receivable, net	3,691	2,749
Prepaid and other current assets	463	818

Total current assets	9,680	7,370
Property and equipment, net	773	1,230
Goodwill	4,880	4,880
Other assets	397	434

	$15,730	$13,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,001	$1,669
Accrued compensation	1,671	1,712
Accrued liabilities	1,523	1,632
Current portion of deferred revenue	5,397	4,871
Current portion of capital lease obligation	38	52
Current portion of bank borrowings	125	100

Total current liabilities	9,755	10,036
Deferred revenue, net of current portion	208	293
Capital lease obligation, net of current portion	25	78
Related party notes payable	7,458	13,283
Bank borrowings, net of current portion	3,146	3,192
Other long term liabilities	270	321

Total liabilities	20,862	27,203

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	22	15
Additional paid-in capital	323,531	316,527
Notes receivable from stockholders	(76)	(74)
Accumulated other comprehensive loss	(597)	(494)
Accumulated deficit	(328,012)	(329,263)

Total stockholders’ deficit	(5,132)	(13,289)

	$15,730	$13,914

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue:
License	$463	$2,234	$5,591	$5,849
Support and services	6,118	6,585	18,718	17,566

Total revenue	6,581	8,819	24,309	23,415
Cost of license	16	20	54	60
Cost of support and services	2,440	3,087	7,860	8,682

Gross profit	4,125	5,712	16,395	14,673

Operating costs and expenses:
Research and development	1,378	1,266	4,303	3,665
Sales and marketing	2,101	2,763	7,734	8,904
General and administrative	616	942	2,536	3,328

Total operating costs and expenses	4,095	4,971	14,573	15,897

Income / (loss) from operations	30	741	1,822	(1,224)
Interest expense, net	(318)	(421)	(1,138)	(1,227)
Other income, net	130	222	495	257

Income / (loss) before income taxes	(158)	542	1,179	(2,194)
Benefit / (provision) for income taxes	(38)	—	72	(96)

Net income / (loss)	$(196)	$542	$1,251	$(2,290)

Per Share information:
Basic net income / (loss) per common share	$(0.01)	$0.04	$0.06	$(0.15)

Diluted net income / (loss) per common share	$(0.01)	$0.03	$0.06	$(0.15)

Weighted average shares used in computing basic net income / (loss) per common share	22,213	15,333	20,079	15,330

Weighted average shares used in computing diluted net income / (loss) per common share	22,213	15,514	20,080	15,330

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income / (loss)	$1,251	$(2,290)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Depreciation	561	575
Loss on disposal of fixed assets	60	—
Stock based compensation	222	241
Provisions for doubtful accounts and sales returns	67	31
Accrued interest and amortization of discount on related party notes payable	963	1,204
Changes in operating assets and liabilities:
Accounts receivable	(2,148)	(1,170)
Prepaid and other current assets	170	(14)
Other assets	(103)	(131)
Accounts payable	(543)	13
Accrued compensation	225	(408)
Accrued liabilities	178	517
Deferred revenue	988	(392)
Other long term liabilities	97	(24)

Net cash provided by (used in) operating activities	1,988	(1,848)
Cash flows from investing activities:
Purchases of property and equipment	(278)	(388)
Proceeds from sale of fixed assets	14	—

Net cash used in investing activities	(264)	(388)
Cash flows from financing activities:
Payments on borrowings	(83)	(8,910)
Proceeds from borrowings	63	8,773
Net proceeds from issuance of common stock	—	11

Net cash used in financing activities	(20)	(126)
Effect of change in exchange rates on cash and cash equivalents	19	123

Net increase (decrease) in cash and cash equivalents	1,723	(2,239)
Cash and cash equivalents at beginning of period	3,790	6,195

Cash and cash equivalents at end of period	$5,513	$3,956

Supplemental cash flow disclosures:
Cash paid for interest	$196	$74
Cash paid for taxes	$38	$96

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Nature of Business, Basis of Presentation and Liquidity

We are a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award-winning software has been helping organizations achieve and sustain customer service excellence for more than a decade.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2009, we had $5.5 million of cash and cash equivalents on hand, a stockholders’ deficit of $5.1 million and an accumulated deficit of $328.0 million. Although we recorded $1.3 million of net income for the nine months ended March 31, 2009, our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through March 31, 2010. However, if our future operations do not generate sufficient revenues and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 1% and 2% for the three months ended March 31, 2009 and 2008, respectively. License sales to resellers as a percentage of total revenue was approximately 15% for the nine months ended March 31, 2009 compared to 3% for the nine months ended March 31, 2008. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, the reseller’s financial status, our past experience with the particular reseller and whether there are any return provisions, price protection or other allowances. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

In August 2006, we entered into an OEM agreement with Cisco Systems. Under this agreement we supply unified communications technology for use in certain Cisco products. Pursuant to the agreement, there are certain minimum royalty payments due to us from Cisco based upon our successful delivery of certain milestones. The first major milestone was delivered and accepted in December 2006. The second major milestone was delivered and accepted in August 2007. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement; however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract prior to the quarter ended September 30, 2008. Starting from the quarter ended September 30, 2008, we changed our accounting estimate and established a minimum margin of 25% that was used in calculating revenue for this agreement. In the quarter ended December 31, 2008, we made a further change to our accounting estimate and increased the minimum margin to 35%. In the quarter ended March 31, 2009, the minimum margin was increased to 40% due to a further change to our accounting estimate. These changes were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the agreement. The change in accounting estimate resulted in a revenue increase of $644,000 and $1.8 million for the three and nine months ended March 31, 2009, respectively, and a decrease to our net loss by $0.02 per share for the quarter ended March 31, 2009 and an increase to our net income by $0.07 per share for the nine months ended March 31, 2009. Revenue from this arrangement as a percentage of total revenue was approximately 21% and 3% for the three months ended March 31, 2009 and 2008, respectively, and is all related to professional services revenue. Revenue from this arrangement as a percentage of total revenue was approximately 13% and 2% for the nine months ended March 31, 2009 and 2008, respectively. We do not expect the impact of this change in accounting estimate to have a material impact on future periods.

For hosting, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided or, in the case of hosting, when the customer also has access to the hosting services.

Hosting Services Revenue

Included in support and services revenues are revenues derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for our software.

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

Note 3. Stock-Based Compensation

Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, (“SFAS 123R”) the stock based compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 was $50,000 and $114,000, and for the nine months ended March 31, 2009 and 2008 was $222,000 and $241,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Cost of support and services	$7	$10	$22	$30
Research and development	13	17	38	45
Sales and marketing	7	17	22	59
General and administrative	23	70	140	107

Total stock-based compensation expense	$50	$114	$222	$241

We utilized the Black-Scholes valuation model for estimating the fair value of the stock based compensation granted after the adoption of SFAS 123R. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended March 31, 2009 and 2008, were 17,000 and 62,000, with a weighted-average fair value of $0.34 and $0.64, respectively. Options granted during the nine months ended March 31, 2009 and 2008 were 101,000 and 508,300, with a weighted-average fair value of $0.36 and $0.85, respectively, using the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	80%	92%	80%	92%
Average risk-free interest rate	1.86%	3.25%	2.57%	3.98%
Expected life (in years)	6.25	6.25	6.25	6.25

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

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method.” In Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) the SEC staff described a temporary “simplified method” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment, (“SAB 110”) an amendment of SAB 107. SAB 110 states that the staff will continue to accept, under certain circumstances, the continued use of the “simplified method”.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of March 31, 2009 was $72,000, which is expected to be recognized over the weighted average period of 1.22 years. No options were exercised for the three months ended March 31, 2009 and 2008. Options exercised for the nine months ended March 31, 2009 and 2008 were 0 and 11,139, respectively. There is no tax benefit related to these options exercised.

Note 4. Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is reduced by warrants and options in the money to calculate diluted net income / (loss) per common share.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net income / (loss) applicable to common stockholders	$(196)	$542	$1,251	$(2,290)

Weighted-average common shares used in computing basic net income / (loss) per common share	22,213	15,333	20,079	15,330
Effect of dilutive potential common shares	—	181	1	—

Weighted-average common shares used in computing diluted net income / (loss) per common share	22,213	15,514	20,080	15,330

Basic net income / (loss) per common share	$(0.01)	$0.04	$0.06	$(0.15)
Diluted net income / (loss) per common share	$(0.01)	$0.03	$0.06	$(0.15)

Outstanding options and warrants to purchase 4,221,948 shares of common stock for the three months ended March 31, 2009 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods. Outstanding options and warrants to purchase 4,221,287 shares of common stock for the nine months ended March 31, 2009, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Outstanding options and warrants to purchase 2,612,701 shares of common stock for the three months ended March 31, 2008 were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period. Outstanding options and warrants to purchase 2,793,218 shares of common stock for the nine months ended March 31, 2008 were not included in the computation of diluted net loss per common share for the period due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income / (Loss)

We report comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive loss was $240,000 for the quarter ended March 31, 2009 as compared to a comprehensive income of $509,000 for the quarter ended March 31, 2008. Comprehensive income was $1.2 million for the nine months ended March 31, 2009 as compared to a comprehensive loss of $2.3 million for the nine months ended March 31, 2008. “Accumulated other comprehensive income / (loss)” presented in the accompanying consolidated balance sheets at March 31, 2009 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the information (unaudited, in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net income / (loss)	$(196)	$542	$1,251	$(2,290)
Foreign currency translation adjustments	(44)	(33)	(99)	15

Comprehensive income / (loss)	$(240)	$509	$1,152	$(2,275)

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Total Revenue:
North America	$4,268	$3,742	$12,135	$11,906
Europe, Middle East and Africa	2,278	4,950	12,017	11,277
Asia Pacific	35	127	157	232

	$6,581	$8,819	$24,309	$23,415

Operating Income (Loss):
North America	$466	$(305)	$573	$(735)
Europe, Middle East and Africa	146	1,805	3,386	1,966
Asia Pacific*	(582)	(759)	(2,137)	(2,455)

	$30	$741	$1,822	$(1,224)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31,
	2009	2008
North America	$4,178	$4,636
Europe	6,063	3,624
Asia Pacific	609	1,116

	$10,850	$9,376

The following table provides revenue information for the three months ended March 31, 2009 and 2008 and nine months ended March 31, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue :
License	$463	$2,234	$5,591	$5,849
Hosting services	1,570	1,619	4,806	4,295
Maintenance & Support services	2,138	2,632	6,650	7,140
Professional services	2,410	2,334	7,262	6,131

	$6,581	$8,819	$24,309	$23,415

For the three months ended March 31, 2009, there was one customer that accounted for 21% of total revenue and there was one customer that accounted for 19% of total revenue in the comparable year-ago quarter. For the nine months ended March 31, 2009 there were two customers that accounted for 13% and 12% of total revenue, respectively and there was one customer that accounted for 11% of total revenue for the same period last year.

Note 7. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made loans to us evidenced by subordinated secured promissory notes and received warrants to purchase shares of our common stock in connection with each of such loans. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay each note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October, 31, 2003, we entered into an amendment to the 2002 note and warrant purchase agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million and received additional warrants to purchase up to 128,766 shares at $3.88 per share. These warrants expired in October 2008. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-

Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. These notes were amended and restated on June 29, 2007 and on September 24, 2008.

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of March 31, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of March 31, 2009 was $7.5 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”). Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of March 31, 2009 the outstanding balance under the Bridge Bank Credit Facility was $3.0 million, and the interest rate was 4.25%. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. As of March 31, 2009 the amount outstanding under the Bridge Bank Term Loan Line was $217,000 with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be reborrowed and (iii) a maturity date of June 24, 2011. As of March 31, 2009 the balance under the Bridge Bank Equipment Line was $54,000, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of March 31, 2009 we were compliant with these financial covenants. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or an exit event.

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

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on July 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. Our tax provision consists of foreign and state income taxes.

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

Note 11. New Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We are currently assessing the impact of the adoption of FSP 157-4 on our consolidated financial statements but we do not expect it to have a material impact on our consolidated financial statements, other than additional disclosures.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the impact of the adoption of FSP 107-1 on our consolidated financial statements. We do not expect it to have a material impact on our consolidated financial statements, although it will require additional disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 141-(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141-(R)-1”). FSP 141-(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141-(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of the adoption of FAS 141-(R)-1 on our consolidated financial statements. We do not expect it to have a material impact on our consolidated financial statements, although it will require additional disclosures.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”),. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009. We are currently assessing the impact of FAS 115-2 and FAS 124-2 on our consolidated financial statements.

In April 2008 FASB issued FSP FAS No. 142-3, Determination of Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit Court rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The court set a briefing schedule for a new class certification motion with respect to the focus cases; and that motion was then briefed. On October 10, 2008, however, the court signed an order allowing plaintiffs to withdraw that motion without prejudice to its being re-filed later. On April 2, 2009, all parties to In re Initial Public Offering Sec. Litig. filed a motion for preliminary approval of a settlement, as reflected in a Stipulation and Agreement of Settlement dated April 1, 2009. Defendants, who deny any wrongdoing, have agreed to pay an aggregate of $586 million to settle all 309 cases that comprise In re Initial Public Offering Sec. Litig., subject to court approval. The Company and individuals associated with the Company are not liable for, and are not making, any portion of this settlement payment. The settlement, if approved by the court, will result in the dismissal of the case against the Company and the granting of releases that extend to all the affiliates, agents, attorneys, directors, employees and officers of the Company. The court has not yet set a date for a preliminary settlement approval hearing. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

With the exception of this matter, we are not a party to any other material pending legal proceedings, nor is our property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact, taken individually or in the aggregate, upon our business, financial position or results of operations. However, even if these claims are not meritorious, the ultimate outcome of any litigation is uncertain, and it could divert management’s attention and impact other resources.

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

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (unaudited, in thousands):

	Balance as of March 31, 2009	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$1,182	$1,182

Liabilities	$—	$—

As of March 31, 2009 we did not have any Level 2 or 3 assets or liabilities.

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

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “forecasts,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: the uncertainty of demand for eGain products including our guidance regarding bookings and revenue; the anticipated customer benefits from eGain products; the actual mix in new business between hosting and license bookings when compared with management’s projections; the anticipated revenue to eGain from the Cisco OEM agreement; the ability to increase revenues as a result of the increased investment in sales and marketing; eGain’s ability to continue to innovate; eGain’s ability to manage its expenditures; eGain’s business plans or outlook and any related forecasts or projections relating to any aspect of eGain’s business, anticipated financial or operating results; and currency fluctuations. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements, such as, without limitation, factors affecting our quarterly results, the volatility in the market, our ability to successfully forecast our sales cycles, our ability to develop a market for our product and services and generate revenue, our ability to successfully forecast our revenues, our ability to control and forecast costs and expenses, our ability to control and forecast our capital needs and cash flow, our customer relationships, our ability to adequately forecast demand for our products, our ability to compete successfully, the impact of our legal proceedings, and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. Except for income taxes and the calculation of anticipated profit margin for Cisco OEM agreement, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement FIN 48.

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue:
License	7%	25%	23%	25%
Support and Services	93%	75%	77%	75%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	0%
Cost of support and services	37%	35%	32%	37%

Gross profit	63%	65%	68%	63%
Operating costs and expenses:
Research and development	21%	15%	18%	16%
Sales and marketing	32%	31%	32%	38%
General and administrative	9%	11%	10%	14%

Total operating costs and expenses	62%	57%	60%	68%

Income / (loss) from operations	1%	8%	8%	(5)%

Revenues

Total revenue decreased 25% to $6.6 million in the quarter ended March 31, 2009 from $8.8 million in the quarter ended March 31, 2008. During the three months ended March 31, 2009, there was one customer that accounted for 21% of total revenue and there was one customer that accounted for 19% of total revenue in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2009 increased 4% to $24.3 million, compared to $23.4 million in the same period last year. During the nine months ended March 31, 2009, there were two customers that accounted for 13% and 12% of total revenue respectively and there was one customer that accounted 11% of total revenue in the same period last year. The impact of the foreign exchange fluctuation between the U.S. dollar and European currencies resulted in decreases of approximately $899,000 and $3.0 million in total revenue for the three and nine months ended March 31, 2009, respectively, as compared to the same periods last year.

There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in recent months due to the global economic slowdown and the increased volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license bookings in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting bookings fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license bookings was 55% for the quarter ended March 31, 2009 compared to 42% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license bookings was 30% for the nine months ended March 31, 2009 compared to 41% for the comparable year-ago period. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Revenue:
License	$463	$2,234	$(1,771)	(79)%	$5,591	$5,849	$(258)	(4)%
Percentage of total revenue	7%	25%			23%	25%

License revenue decreased 79% to $463,000 in the quarter ended March 31, 2009 from $2.2 million in the quarter ended March 31, 2008. License revenue in the quarter was negatively impacted by $40,000 due to the strengthening of the U.S. dollar against the European currencies in which certain licenses were denominated. The license revenue for the quarter included three transactions totaling approximately $436,000 compared to a total of $1.5 million from two transactions recognized from deferred revenue in the comparable year-ago quarter. License revenue represented 7% and 25% of total revenue for the quarters ended March 31, 2009 and 2008, respectively.

License revenue decreased 4% to $5.6 million for the nine months ended March 31, 2009 from $5.8 million in the same period last year. License revenue for the nine months ended March 31, 2009 was negatively impacted by $1.4 million due to the strengthening of the U.S. dollar against the European currencies in which certain licenses were denominated. License revenue represented 23% and 25% of total revenue for the nine months ended March 31, 2009 and 2008, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license bookings, the uncertainty in the global economy and the recent volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods.

Support and Services

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Revenue:
Hosting services	$1,570	$1,619	$(49)	(3)%	$4,806	$4,295	$511	12%
Maintenance. and support services	2,138	2,632	(494)	(19)%	6,650	7,140	(490)	(7)%
Professional services	2,410	2,334	76	3%	7,262	6,131	1,131	18%

Total support and services	$6,118	$6,585	$(467)	(7)%	$18,718	$17,566	$1,152	7%
Percentage of total revenue	93%	75%			77%	75%

Support and services revenue includes hosting, software maintenance and support and professional services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue decreased 7% to $6.1 million in the quarter ended March 31, 2009 from $6.6 million in the quarter ended March 31, 2008. Support and services revenue represented 93% and 75% of total revenue for the quarters ended March 31, 2009 and 2008, respectively.

Support and services revenue for the nine months ended March 31, 2009 increased 7% to $18.7 million, compared to $17.6 million in the same period last year. The increase was primarily driven by the increase in professional services. Support and services revenue represented 77% and 75% of total revenue for the nine months ended March 31, 2009 and 2008, respectively.

Hosting revenue decreased 3% to $1.6 million in the quarter ended March 31, 2009 from the quarter ended March 31, 2008. Without the $214,000 impact of the U.S. dollar strengthening compared to the European currencies, hosting revenue would have increased by approximately $165,000 or approximately 10% for the quarter ended March 31, 2009. Hosting revenue for the nine months ended March 31, 2009 increased 12% to $4.8 million, compared to $4.3 million in the same period last year. Without the $416,000 impact of the U.S. dollar strengthening compared to the European currencies, hosting revenue would have increased by approximately $927,000 or approximately 22% for the nine months ended March 31, 2009. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to remain relatively constant in future periods based upon current renewal rates for major existing hosted customers, and the global economic slowdown.

Maintenance and support revenue decreased 19% to $2.1 million in the quarter ended March 31, 2009 from $2.6 million in the quarter ended March 31, 2008. Without the $388,000 impact of the U.S. dollar strengthening compared to the European currencies, maintenance and support revenue would have decreased by approximately $106,000 or approximately 4% for the quarter ended March 31, 2009. Maintenance and support revenue for the nine months ended March 31, 2009 decreased 7% to $6.7 million, compared to $7.1 million in the same period last year. Without the $744,000 impact of the U.S. dollar strengthening compared to the European currencies, maintenance and support revenue would have increased by approximately $253,000 or approximately 4% for the nine months ended March 31, 2009. The increase for the nine months excluding the impact of currency fluctuations was primarily due to the new license sales in recent quarters. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support revenue to remain relatively constant in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue increased 3% to $2.4 million in the quarter ended March 31, 2009 from $2.3 million in the quarter ended March 31, 2008. Without the $256,000 impact of the U.S. dollar strengthening compared to the European currencies, professional services revenue would have increased by approximately $332,000 or approximately 14% for the quarter ended March 31, 2009. Professional services revenue for the nine months ended March 31, 2009 increased 18% to $7.3 million, from $6.1 million in the same period last year. Without the $503,000 impact of the U.S. dollar strengthening compared to the European currencies, professional services revenue would have increased by approximately $1.6 million or approximately 26% for the nine months ended March 31, 2009. The increase for the three months and nine months ended March 31, 2009 was primarily due to an increase in revenue from the OEM agreement we entered into with Cisco Systems in fiscal year 2006. The OEM agreement included multiple elements, including significant product customizations that were subject to Cisco’s acceptance. We have determined that this arrangement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in the arrangement; however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract prior to the quarter ended September 30, 2008. In the quarter ended September 30, 2008, we established a minimum margin of 25% that was used in calculating revenue for this agreement, resulting in a change in accounting estimate. The minimum margin increased to 35% and 40% in the quarters ended December 31, 2008 and March 31, 2009, respectively. The change resulted from increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the agreement. The change in accounting estimate resulted in a revenue increase of $644,000 and $1.8 million for the three and nine months ended March 31, 2009, respectively, and a decrease to our net loss by $0.02 per share for the quarter ended March 31, 2009 and an increase to our net income by $0.07 per share for the nine months ended March 31, 2009. Revenue from this arrangement as a percentage of total revenue was approximately 21% and 3% for the three months ended March 31, 2009 and 2008, respectively, and is all related to professional services revenue. Revenue from this arrangement as a percentage of total revenue was approximately 13% and 2% for the nine months ended March 31, 2009 and 2008, respectively. We do not expect the impact of this change in accounting estimate to have a material impact on future periods.

Cost of Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of Revenues	$2,456	$3,107	$(651)	(21)%	$7,914	$8,742	$(828)	(9)%
Percentage of total revenue	37%	35%			32%	37%

Total cost of revenue decreased 21% to $2.5 million in the quarter ended March 31, 2009 from $3.1 million in the quarter ended March 31, 2008. Total cost of revenue represented 37% and 35% of total revenues in the quarter ended March 31, 2009 and 2008, respectively. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $403,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $171,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (iii) a decrease in personnel and personnel-related expenses of $34,000, (iv) a decrease in outside consulting expense of $22,000, and was partially offset by an increase in hosting related costs of $34,000. Gross margin for the quarter ended March 31, 2009 was 63% compared to 65% in the comparable year-ago quarter. The decrease in gross margin was primarily due to the decrease in the total revenue partially offset by the decrease in the cost of support and services.

Total cost of revenue for the nine months ended March 31, 2009 decreased 9% to $7.9 million, compared to $8.7 million in the same period last year. Total cost of revenue represented 32% and 37% of total revenues for the nine months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $807,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, and (iii) a decrease of $57,000 in outside consulting services. The decrease was partially offset by an increase in personnel and personnel-related expenses of $253,000 from additional headcount and increased hosting related costs of approximately $85,000. Gross margin for the nine months ended March 31, 2009 was 68% as compared to 63% for the same period last year. The increase in gross margin was primarily due to the increase in our support and services revenue. In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of License	$16	$20	$(4)	(20)%	$54	$60	$(6)	(10)%
Percentage of license revenue	3%	1%			1%	1%
Gross Margin	97%	99%			99%	99%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased slightly by $4,000 in the quarter ended March 31, 2009 from the quarter ended March 31, 2008. Total cost of license as a percentage of total license revenues increased to 3% (a gross margin of 97%) for the quarter ended March 31, 2009 as compared to 1% (a gross margin of 99%) for the comparable year-ago quarter.

Total cost of license for the nine months ended March 31, 2009 decreased slightly by $6,000 as compared to the same period last year. Total cost of license remained unchanged as a percentage of total license revenues at 1% (a gross margin of 99%) for the nine months ended March 31, 2009 as compared to the same period last year. We anticipate cost of license will increase slightly in future periods based upon our anticipated renewal of third-party royalty agreement with certain vendors.

Cost of Support and Services

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of support and services	$2,440	$3,087	$(647)	(21)%	$7,860	$8,682	$(822)	(9)%
Percentage of support and service revenue	40%	47%			42%	49%
Gross Margin	60%	53%			58%	51%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. In addition, as the Cisco OEM agreement is being accounted for under the contract accounting method in accordance with paragraph 74 of SOP 97-2, we recorded costs associated with this agreement starting the second quarter in fiscal year 2006. The cost associated with the Cisco OEM agreement for the quarter ended March 31, 2009 was approximately $160,000 compared to $336,000 for the comparable year-ago quarter. The services delivered in connection with this agreement for the quarter ended March 31, 2009 were performed by research and development personnel totaling approximately $124,000 with the remainder of $37,000 by services personnel. The cost associated with this agreement for the nine months ended March 31, 2009 was approximately $482,000 compared to $833,000 in the same period last year. The services delivered in connection with this agreement for the nine months ended March 31, 2009 were performed by research and development personnel totaling approximately $358,000 with the remainder of $124,000 by services personnel.

Total cost of support and services decreased 21% to $2.4 million in the quarter ended March 31, 2009 from $3.1 million in the quarter ended March 31, 2008. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $403,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $171,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (iii) a decrease in personnel and personnel-related expenses of $34,000, (iv) a decrease in outside consulting expense of $22,000, and was partially offset by an increase in hosting related costs of $34,000.

Total cost of support and services for the nine months ended March 31, 2009 decreased 9% to $7.9 million, compared to $8.7 million in the same period last year. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $807,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, and (iii) a decrease of $57,000 in outside consulting services. The decrease was partially offset by an increase in personnel and personnel-related expenses of $253,000 from additional headcount and increased hosting related costs of approximately $85,000.

Excluding the impact from any future foreign currency fluctuations and based upon current revenue expectations we anticipate cost of support and services to remain relatively constant in absolute dollars in future periods. While we continue to account for the Cisco OEM agreement under the contract accounting method in accordance with paragraph 74 of SOP 97-2, the gross margin is subject to fluctuate based upon the amount of Cisco-related services.

Research and Development

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Research and Development	$1,378	$1,266	$112	9%	$4,303	$3,665	$638	17%
Percentage of total revenue	21%	15%			18%	16%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 9% to $1.4 million in the quarter ended March 31, 2009 from $1.3 million in the quarter ended March 31, 2008. The increase was primarily due to (i) a net increase of $201,000 in personnel related costs from the increased headcount in North America, which was partially offset by a reduction in the research and development group in India, and (ii) a decrease of $171,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services, which was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $137,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) decreased outside consulting services of $136,000. The increase is consistent with our continued commitment to invest in product innovation. Total research and development expenses as a percentage of total revenues increased to 21% in the quarter ended March 31, 2009, compared to 15% in the comparable year-ago quarter.

Research and development expenses for the nine months ended March 31, 2009 increased 17% to $4.3 million from $3.7 million in the same period last year. The increase was primarily due to (i) a net increase of $727,000 in personnel related costs from the increased headcount in North America, which was partially offset by a reduction in the research and development group in India and (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support, which was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $303,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) a decrease of $72,000 in outside consulting service. Total research and development expenses as a percentage of total revenues for the nine months ended March 31, 2009 increased to 18% from 16% as compared to the same period last year.

Excluding any fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to remain relatively constant in future quarters based upon our current product development plans.

Sales and Marketing

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Sales	$1,678	$2,242	$(564)	(25)%	$6,358	$7,236	$(878)	(12)%
Marketing	423	521	(98)	(19)%	1,376	1,668	(292)	(18)%

Total Sales and Marketing	$2,101	$2,763	$(662)	(24)%	$7,734	$8,904	$(1,170)	(13)%
Percentage of total revenue	32%	31%			32%	38%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 24% to $2.1 million in the quarter ended March 31, 2009 from $2.8 million in the quarter ended March 31, 2008. Total sales and marketing expenses as a percentage of total revenues were 32% in the quarter ended March 31, 2009 compared to 31% in the quarter ended March 31, 2008. Sales and marketing expense for the nine months ended March 31, 2009 decreased 13% to $7.7 million, compared to $8.9 million for the same period last year. Total sales and marketing expenses as a percentage of total revenues were 32% for the nine months ended March 31, 2009 compared to 38% in the same period last year.

Total sales expenses in the quarter ended March 31, 2009 decreased 25% to $1.7 million from $2.2 million in the quarter ended March 31, 2008. The decrease for the quarter ended March 31, 2009 was primarily due to (i) the decrease in our international subsidiaries’ expenses of approximately $278,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) the decrease of $239,000 in personnel related expenses related to the reduction in headcount, which was partially offset by increase of $38,000 in outside consulting expenses.

Total sales expenses for the nine months ended March 31, 2009 decreased 12% to $6.4 million from $7.2 million in the same period last year. The decrease for the nine months ended March 31, 2009 was primarily due to (i) the decrease in our international subsidiaries’ expenses of approximately $641,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) the decrease of $278,000 in personnel related expenses, which was partially offset by an increase of $113,000 in outside consulting expenses.

Total marketing expenses in the quarter ended March 31, 2009 decreased 19% to $423,000 from $521,000 in the quarter ended March 31, 2008. The decrease for the quarter ended March 31, 2009 was primarily due to (i) the decrease in our international subsidiaries’ expenses of approximately $76,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) the decrease of $33,000 in personnel related expenses, which was partially offset by $28,000 increase in marketing program expense.

Total marketing expenses for the nine months ended March 31, 2009 decreased 18% to $1.4 million from $1.7 million in the same period last year. The decrease in the nine months was primarily due to the decrease in our international subsidiaries’ expenses of approximately $158,000 from the strengthening of the U.S. dollar against the European and Indian currencies and the decrease of $116,000 in marketing program expense.

We anticipate sales and marketing expenses to remain relatively constant or increase slightly in absolute dollars in future periods based upon current revenue expectations excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

General and Administrative

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
General and Administrative	$616	$942	$(326)	(35)%	$2,536	$3,328	$(792)	(24)%
Percentage of total revenue	9%	11%			10%	14%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense in the quarter ended March 31, 2009 decreased 35% to $616,000 from $942,000 in the quarter ended March 31, 2008. The decrease was primarily due to (i) a decrease of $142,000 in bad debt expense related to the improved effort in collections, (ii) a decrease of $90,000 in legal and other expenses, (iii) decreased personnel related expense of $64,000 and (iv) a decrease in our international subsidiaries’ expenses of approximately $18,000 from the strengthening of the U.S. dollar against the European and Indian currencies. Total general and administrative expenses as a percentage of total revenues were 9% in the quarter ended March 31, 2009 compared to 11% in the quarter ended March 31, 2008.

Total general and administrative expense for the nine months ended March 31, 2009 decreased 24% to $2.5 million from $3.3 million in the same period last year. The decrease was primarily due to (i) decreased legal expense of $445,000 compared to the comparable year-ago period when we recorded a legal expense of $433,000 primarily related to the patent litigation that was settled in September 2007, (ii) a decrease of $164,000 in auditing and outside consulting expenses, (iii) a decrease in our international subsidiaries’ expenses of approximately $98,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (iv) a decrease of $56,000 in bad debt expense. The decrease was partially offset by an increase of $30,000 in personnel related expenses. Total general and administrative expenses as a percentage of total revenues were 10% and 14% for the nine months ended March 31, 2009 and 2008, respectively.

We anticipate general and administrative expenses to remain relatively constant or increase slightly in absolute dollars in future periods based upon current revenue expectations excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

Stock-Based Compensation

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of support and services	$7	$10	$(3)	(30)%	$22	$30	$(8)	(27)%
Research and development	13	17	(4)	(24)%	38	45	(7)	(16)%
Sales and marketing	7	17	(10)	(59)%	22	59	(37)	(63)%
General and administrative	23	70	(47)	(67)%	140	107	33	31%

Total Stock-Based Compensation	$50	$114	$(64)	(56)%	$222	$241	$(19)	(8)%
Percentage of total revenue	1%	1%			1%	1%

Stock based compensation expenses include the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Income / (Loss) From Operations

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Operating Income / (Loss)	$30	$741	$(711)	(96)%	$1,822	$(1,224)	$3,046	NM	*
Operating Margin	1%	8%			8%	(5)%

*	NM – Not Meaningful

Operating income was $30,000 in the quarter ended March 31, 2009 compared to an operating income of $741,000 in the quarter ended March 31, 2008. We recorded 1% operating margin in the quarter ended March 31, 2009 compared to 8% operating margin in the quarter ended March 31, 2008. The change of operating income in the quarter ended March 31, 2009 primarily included a decrease in revenue by $2.2 million including the negative impact of approximately $899,000 from the fluctuation of foreign currencies against the U.S. dollar and a decrease in total costs and operating expenses of $1.5 million. The decrease in total costs and operating expenses was a net of (i) a decrease of approximately $929,000 in international expenses due to the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a net decrease in personnel-related costs of $207,000 from a reduction in sales force partially offset by our investment in research and development (iii) a decrease of $164,000 in outside consulting expenses primarily related to the Cisco OEM agreement and third-party consulting services in Europe, (iv) a decrease of $142,000 in bad debt expense, and (v) decreased legal and other expenses of $90,000. The decrease was partially offset by an increase of $41,000 in auditing expenses.

Operating income for the nine months ended March 31, 2009 was $1.8 million, as compared to an operating loss of $1.2 million in the same period last year. For the nine months ended March 31, 2009 we recorded a positive 8% operating margin as compared to a negative operating margin of 5% in the same period last year. The change of operating income for the nine months ended March 31, 2009 primarily included an increase in revenue by $894,000, net of the negative impact of $3.0 million from the fluctuation of foreign currencies against the U.S. dollar and a decrease in total costs and operating expenses of $2.2 million. The decrease in total costs and operating expenses was a net of (i) a decrease of $2.0 million in international expenses due to the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $470,000 in legal and other expenses, (iii) decreased auditing expenses by $132,000, (iv) a reduction of $116,000 in marketing programs, (v) a net increase in personnel-related costs of $720,000 primarily due to our increased investment in research and development and our professional services team that was partially offset by a reduction in sales force, (vi) a decrease of $56,000 in bad debt expense, and (vii) increased outside consulting expense of $51,000 primarily related to the Cisco OEM agreement.

Interest Expense, net

Interest expense decreased 24% to $318,000 in the quarter ended March 31, 2009 from $421,000 in the comparable year-ago quarter. Interest expense decreased 7% to $1.1 million for the nine months ended March 31, 2009 from $1.2 million in the same period last year. The decrease was primarily due to the decrease in the related party notes payable balances which resulted from the conversion agreement and amendment to subordinated secured promissory notes entered into on September 24, 2008 as amended. (See Note 7—Related Party Notes Payable). We expect interest expense to increase in future periods.

Other Income, net

We recorded other income of $130,000 for the quarter ended March 31, 2009 compared to other income of $222,000 for the comparable year-ago quarter. Other income was $495,000 for the nine months ended March 31, 2009 compared to other income of $257,000 for the same period last year. Other income for the quarter ended March 31, 2009 was primarily due to a $192,000 exchange rate gain on foreign accounts receivable and was partially offset by $47,000 of the loss on disposal of fixed assets. Other income for the nine months primarily consisted of $555,000 exchange rate gain on foreign accounts receivable that was partially offset by $60,000 of loss on disposal of fixed assets.

Income Tax Benefit and Expense

We recorded an income tax expense of $38,000 for the quarter ended March 31, 2009 and there was no income tax or income tax benefit recorded for the comparable year-ago quarter. The income tax benefit was $72,000 for the nine months ended March 31, 2009 as compared to an income tax expense of $96,000 for the same period last year. The income tax expense for the quarter was primarily related to the income tax provision for our Indian subsidiary. The income tax benefit for the nine months primarily consisted of the reversal of prior year income tax provision for our Indian subsidiary.

Liquidity and Capital Resources

Overview

As of March 31, 2009 our cash and cash equivalents were $5.5 million with a negative working capital of $75,000 compared to cash and cash equivalents of $3.8 million and a negative working capital of $2.7 million as of June 30, 2008. As of March 31, 2009, our current liabilities included $5.4 million of current deferred revenue compared to $4.9 million on June 30, 2008.

On September 24, 2008 we entered into a conversion agreement and amendment to subordinated secured promissory notes with Ashutosh Roy, eGain’s Chief Executive Officer, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., as amended. These lenders had previously loaned eGain an aggregate of $8.5 million and received promissory notes with maturity dates of March 31, 2009. Pursuant to the agreement, we converted approximately $6.5 million of the outstanding indebtedness of approximately $13.8 million of principal and interest at September 24, 2008 and extended maturity date of remaining debt to March 31, 2012. In addition, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock in consideration for the note extension. As of March 31, 2009 the principal and interest due on the loans was $7.5 million and warrants to purchase 1,858,848 shares of common stock were vested and outstanding which includes warrants to purchase 333,333 shares of common stock issued to Ashutosh Roy on June 29, 2007 in connection with the amendment and restatement of his prior notes. (See Note 7- Related Party Notes Payable.)

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

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”) (See Note 8—”Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to SVB and up to $300,000 to be used to finance equipment purchases. There are financial covenants under the Bridge Bank Credit Facility which require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of March 31, 2009 we were compliant with these financial covenants.

Cash Flows

Net cash provided by operating activities was $2.0 million for the nine months ended March 31, 2009 compared to net cash used in operating activities of $1.8 million from the same period last year. Net cash provided by operating activities for the nine months ended March 31, 2009 consisted primarily of a net income of $1.3 million offset by depreciation of $561,000, accrued interest and amortization of discount on related party notes of $963,000, stock-based compensation of $222,000, provisions for doubtful accounts and sales returns of $67,000, loss on the disposal of fixed assets of $60,000, and the net increase in operating assets and operating liabilities.

The net change in operating assets and liabilities for the nine months ended March 31, 2009 primarily consisted of the increase in accounts receivable by $2.1 million primarily due to an increase in our business and a decrease of $543,000 in accounts payable. This was partially offset by the increase in deferred revenue of $988,000, an increase in accrued compensation of $225,000, and a decrease in prepaid and other current assets of $170,000. The increase in accrued compensation was primarily due to the change in the frequency of payment of bonuses to North American employees from three months to six months. The increase in deferred revenue was primarily due to (i) the increase in deferred maintenance and support payments received as a large number of our customers have annual maintenance and support renewals that come due in the quarter and (ii) the increase in deferred consulting revenue associated with our new hosting customer deployments.

To continue operating a cash-positive business depends on our ability to realize the benefits from the increased investment we made in the prior two fiscal years, including those made in connection with the Cisco OEM agreement, as well as by increasing the level of our revenues, and continuing to effectively manage working capital including collecting outstanding receivables within our standard payment terms. In addition, our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological change or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Net cash used in investing activities was $264,000 for the nine months ended March 31, 2009 compared to net cash used in investing activities of $388,000 for the same period last year. Cash used in investing activities for the quarter was due to the purchases of equipment primarily related to our hosting infrastructure driven by the increase in our hosted business and the replacement of old equipment.

Net cash used in financing activities was $20,000 for the nine months ended March 31, 2009 compared to net cash used in financing activities of $126,000 for the same period last year. Net cash used in financing activities for the nine months ended March 31, 2009 was related to a net of $83,000 payment on existing bank borrowings and $63,000 proceeds from new bank borrowings. Net cash used in financing activities for the same period last year was a net of $8.9 million payment on existing bank borrowings and $8.8 million proceeds from new bank borrowings.

Commitments

The following table summarizes our contractual obligations, including interest payments accrued for the related party notes payable, as of March 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2009	2010	2011	2012	2013
Operating leases and capital leases	$198	$803	$794	$614	$629	$574	$3,612
Bank borrowings	125	3,146	—	—	—	—	3,271
Related party notes payable	—	—	—	10,806	—	—	10,806
Co-location	47	93	—	—	—	—	140

Total	$370	$4,042	$794	$11,420	$629	$574	$17,829

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement as disclosed above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at March 31, 2009 totaled approximately $6.6 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. During the nine months ended March 31, 2009, the dollar strengthened significantly compared to the Euro, the British pound and the Indian rupee. The impact of the currency rate fluctuation in the nine months reduced our operating income by approximately $1.0 million. If the dollar continues to strengthen in future periods, we may experience a further adverse effect on our financial position or results of operations.

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

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (consolidated into In re Initial Public Offering Sec. Litig.). The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints were consolidated into a single action. We reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminary settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. The underwriter defendants filed further objections to the settlement on March 20, 2006 and asked that the April 24, 2006 final settlement approval hearing be postponed until after the Second Circuit rules on the underwriters’ appeal from the Court’s class certification order (which appeal is briefed and awaiting oral argument). On March 29, 2006, the Court denied the request, stating that it would address the underwriters’ points at the April 24, 2006 hearing. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters has proceeded. In October 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised some doubt as to whether the settlement class contemplated by the proposed issuer settlement will be approved in its present form. A petition for rehearing was filed January 5, 2007. The court of appeals denied a petition for rehearsing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. Defendants moved to dismiss the focus cases; on March 26, 2008, the court largely denied that motion. The court set a briefing schedule for a new class certification motion with respect to the focus cases; that motion was then briefed. On October 10, 2008, however, the court signed an order allowing plaintiffs to withdraw that motion without prejudice to its being re-filed later. On April 2, 2009, all parties to In re Initial Public Offering Sec. Litig. filed a motion for preliminary approval of a settlement, as reflected in a Stipulation and Agreement of Settlement dated April 1, 2009. Defendants, who deny any wrongdoing, have agreed to pay an aggregate of $586 million to settle all 309 cases that comprise In re Initial Public Offering Sec. Litig., subject to court approval. The Company and individuals associated with the Company are not liable for, and are not making, any portion of this settlement payment. The settlement, if approved by the court, will result in the dismissal of the case against the Company and the granting of releases that extend to all the affiliates, agents, attorneys, directors, employees and officers of the Company. The court has not yet set a date for a preliminary settlement approval hearing. We have not accrued any liability in connection with this matter, as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

Item 2.	Submission of Matters to a Vote of Security Holders

None.

Item 3.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2009	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.