Form 10-K
period 2009-06-30
EGAIN COMMUNICATIONS CORP
filed 2009-09-28
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2008 (the last business day of registrant’s second quarter of fiscal 2009), was approximately $836,223. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2009
Common Stock $0.001 par value	22,213,223

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2009 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2009 FORM 10-K

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development of our strategic relationships and third party distribution channels; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license bookings when compared with management’s projections; the anticipated revenue to us from the Cisco OEM agreement; the ability to increase revenues as a result of the increased investment in sales and marketing; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; and currency fluctuations. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Communications Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

eGain is one of the world’s premier providers of multichannel customer service and knowledge management software for in-house or on-demand deployment. For more than a decade, several of the world’s largest companies have relied on eGain to transform their traditional call centers, help desks, and web customer service operations into multichannel customer interaction hubs. Based on the Power of One™, the concept of one unified platform for multichannel customer interaction and knowledge management, these hubs are designed to enable dramatically improved customer experience, contact center agent productivity, service process efficiencies, sales, and overall contact center performance. The Company was incorporated in Delaware in September 1997.

Industry Background

Customer service has become a key, if not the only, differentiator for businesses as products get commoditized, but only a few innovative companies have been able to harness the Web’s potential for rich interactions. Most businesses continue to struggle with e-service basics. With customers continuing to migrate to the Web, executives across industries are struggling with how to provide better customer experiences online as well as through their contact centers, all while cutting service costs.

Businesses are under pressure to deliver a unified and seamless multichannel customer service experience, while “doing more with less.” Today’s customers demand instant access to customer service and expect immediate, accurate, and consistent responses through a range of traditional and new interaction channels. The ability to deliver consistent service across self-service and a multichannel contact center is a must in this competitive business environment.

Over the past few years, numerous software vendors have developed point solutions designed to handle online customer communications through a specific channel such as email, real-time web collaboration, or web self-service. We believe point solutions do not meet the demands of today’s customers since point solutions create interaction silos, making it difficult for customer service agents to easily reference a customer’s past communications that originated from multiple channels. Nor do they use a common knowledge base to deliver consistent accurate responses. Moreover, many of these solutions do not integrate easily with a company’s existing systems, making them difficult to implement and maintain.

To meet growing customer demand for seamless multichannel service, we believe businesses need a comprehensive, functionally rich, yet deeply integrated customer service suite to serve customers across phone, web, email, and other media. Our software suite is designed to enable companies to transform their siloed contact centers into multichannel customer interaction hubs that improve service quality and customer experience, dramatically reduce service costs, increase self-service adoption through highly flexible and adaptive self-service, boost agent productivity, and enhance end-to-end service process efficiencies.

The eGain Solution

Recognized by leading industry analysts and customers alike, our application suite, eGain Service™, is available through licensed or hosted models. It includes integrated, best-in-class applications for web self-service, email management, paper and fax management, chat, co-browsing, SMS, call tracking and resolution, proactive notifications, cross-channel knowledge management, case management, and service fulfillment. These robust applications are built on the eGain OpenCIH™ Platform, an integrated and flexible customer interaction hub platform that includes end-to-end service process management, multichannel, multisite contact center management, and certified out of the box integrations with leading call center, content, and business systems. See “Products and Services” for a description of our products.

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

Our products are designed to provide companies with the following benefits:

•

Build profitable long-term customer relationships.    Customers have taken their business to the Web, forcing companies to create online presences and offer multiple service channels. Unified interactions make all the difference in this “always-on” environment. Our solutions help businesses set up well-designed, brand-aligned experiences at every customer touch point. Whether a customer is asking a question, seeking a resolution to an issue, or making a purchase, our solution allows businesses to recognize customers and provide satisfying experiences at every touch point. Using our solutions, businesses can provide 24x7 web self-service, respond rapidly and effectively to large volumes of email, communicate over the Web in real time with their customers, answer questions using best-practice processes on the phone, track the history of individual customer interactions, fulfill service requests, and send proactive notifications. Most importantly, a common customer interaction history record ensures that the customer gets the same high-quality experience through every interaction channel and is able to seamlessly move between channels.

•

Increase revenue through improved sales conversion and cross-sell.    In addition to strengthening customer relationships, our products help businesses convert website visitors into customers, and help agents to contextually upsell and cross-sell products and services. A visitor to a website that uses eGain solutions can interact with a customer service representative live over the Web through chat and co-browsing to inquire about a specific product or issue, thereby catalyzing the sales process with the goal of reducing shopping cart abandon rates. Furthermore, customers calling into a service center can be offered powerful cross-sell offers by agents using the best-practice capture and expert reasoning capability of eGain’s knowledge management products.

•

Reduce operating costs through improved agent productivity and self-service automation.    Our products are designed to enable companies to provide highly effective and efficient customer service while reducing operating costs. Our intelligent routing, auto-suggest and auto-response capabilities, tracking, and reporting features, complemented with agent-facing knowledge tools, measurably enhance the productivity of service agents. From an online service perspective, our robust self-service tools, integrated escalation paths, and sophisticated artificial intelligence engine help resolve business issues without human assistance.

•

Reduce total cost of ownership through open architecture, integration adapters, and scalable design.    Our products are designed to integrate, not only with each other, but with data and processes residing in legacy systems and other enterprise data sources. By integrating out of the box with leading business applications and content systems, our platform allows companies to leverage existing business data and content assets.

•

Offer rapid time to value through flexible deployment options.    Our products come with very flexible deployment options and can be deployed as on-site, on-demand, or managed solutions. In addition, in March 2009, we announced eGain SLaaS™, the solution-as-a-service version of our software suite which enables companies to quickly acquire and adopt customer service software. Businesses have the flexibility to move from one deployment model to another when their needs change.

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

The following are the key elements of our strategy:

Enhance and expand our leading integrated, multichannel customer service platform.    We believe we are one of the few companies that provide software to enable unified, and not just integrated, communication across email, phone, paper, real-time web channels such as chat and co-browsing, emerging channels such as SMS and multimodal web self-service, including chatbot technology. We have a strong track record of successfully extending our platform through internal development as well as acquisitions and continue to invest in research and development efforts. We believe we were the first company to unify electronic channels of communication by integrating email and real-time web interactions, and then to offer self-service and knowledge management applications integrated into a complete customer service platform. We also believe that we were the first company in our industry to develop a unified email, chat, and call center solution through our OEM partnership with Cisco Systems. In addition, our solution is designed to integrate easily with other leading call centers as well as CRM and ERP systems, enabling customers to leverage investments in existing systems.

Provide demonstrable return on investment to customers.    In today’s age of prudent IT investments, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment, or ROI, in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from our software. Among the ways we believe our solutions deliver ROI to clients are:

•	Increase self-service adoption through multi-modal web self-service

•	Improve contact center agent productivity—in-house, outsourced, or hybrid

•	Ensure compliance and security in customer interactions

•	Enhance customer experience and retention

•	Reduce escalations, field visits and service costs

•	Increase sales through upsell and cross-sell at the point of service

We believe our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

Technology leadership.    With the creation of our flagship product, eGain Mail, in 1998 we were the first company to introduce a 100% web-architected solution to address the need for online customer interaction management. Our products are designed from the ground up for easy browser access from anywhere at any time, and rapid, flexible deployment via in-house or on-demand options. We intend to maintain our technology leadership by continuing to fine-tune our applications and user interfaces to a service-oriented architecture, or SOA for maximum performance, user adoption and productivity. We believe that the SOA approach provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs than alternative approaches.

Flexible delivery options.    Offering our solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ our hosted operations. They may also choose hybrid options such as licensing the software but having it managed by us. Customers choosing to receive hosted access to our solutions can focus on core aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. We believe that we offer the highest level of deployment flexibility among enterprise-class customer service software vendors, and are the only company in the market to have offered both on-demand and on-premise deployment of customer service software to enterprises for over a decade. In 2009, we marked the eleventh anniversary of our hosted network. Our most recent innovation in this area has been eGain SLaaS, which eliminates five key barriers to acquisition and adoption of enterprise software:

•	Upfront investment

•	Future lock-in

•	Risk of failure

•	Protracted time-to-value

•	Pay for non-use

Expand global distribution capabilities.    We intend to expand our global distribution capabilities through our direct sales efforts as well as strategic partnerships with systems integrators, resellers, technology vendors and solution providers. We have sales presence in 18 countries through direct presence and distribution partnerships. We have offices in the United States, United Kingdom, Netherlands, Ireland, Italy and India. We also plan to invest in our global customer care infrastructure as our enterprise clients increasingly want us to offer responsive 24x7 support for their global, mission-critical eGain deployments.

Strengthen partner ecosystem.    We plan to continue to invest in our Cisco OEM partnership to expand our global market reach. We delivered the second phase of our multi-phase OEM product delivery agreement with Cisco in December 2007. The third and final deliverable is now targeted for fiscal year 2010. We are also systematically investing in developing the rest of our partner ecosystem. Our steady investment in partnerships is showing results. For fiscal year 2009, new hosting and license bookings through partners grew to 31% of total new hosting and license bookings from 3% in fiscal 2008.

Products and Services

eGain Service™ 8 Suite of Applications

eGain Service 8 is a complete customer service management solution. Built for rapidly implementing next-generation contact-center strategies, it consists of a multichannel customer interaction hub (CIH) platform—eGain OpenCIH™ Platform—and best-of-breed applications for web self-service and the contact center. The suite combines industry best practices and powerful service process management capabilities built on a service-oriented architecture and an industry-leading, browser-based rich user interface. The solution enables unified multichannel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and websites. The eGain OpenCIH™ Platform centralizes business rules, interactions, knowledge bases, workflow, analytics, administration and integrations in one common foundation, speeding up CIH implementation and time to value, while lowering total cost of ownership.

The individual applications in the suite are described below:

•

eGain Mail™ is an industry-leading solution for processing inbound customer emails and providing mission-critical email customer service, incorporating hundreds of best practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide our customers a next-generation email management platform for their enterprises. The first email management application designed as a true “application utility,” it can be implemented by corporate IT departments to deliver customer email management capability on-demand to multiple business units within the enterprise. Designed to process very high volumes of email and webform requests, eGain Mail allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. Additional modules include:

•	eGain Fax™ to route, track, and respond to faxes with the same infrastructure that is used to handle emails and webform submissions.

•

eGain CallTrack™ is a comprehensive and a flexible phone call logging system. Together with eGain KnowledgeAgent™, it provides an integrated solution for phone call logging, tracking and resolution as well as follow-on task management for service fulfillment.

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

•

eGain CoBrowse™ enables contact center agents to provide high-value, live collaboration options to online customers and prospects. It gives companies the ability to deliver real-time assistance and convert site visitors into profitable, long-term customers. The capabilities include: enabling the agent and the customer to fill out forms together, creation of business rules for specific web pages, and allowing phone agents to provide richer experience by conducting a co-browse session.

•

eGain SelfService™ is a comprehensive solution supporting what we believe to be the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual agent technology, and case tracking. Shaped by our experience with enterprise customers, eGain SelfService offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain OpenCIH™ Platform. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. The key modules of this solution are:

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

•

eGain Guided Help™ gives customers interactive access to the company’s knowledge base, allowing them to answer questions and troubleshoot problems by themselves at their convenience. It uses patented search and reasoning technology, coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions.

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

•

eGain Chatbot™ is used to create virtual customer service assistants to engage website visitors, answer their queries, escort them on the website, and escalate seamlessly to agents when necessary. This helps deflect phone calls to the Web, provide memorable and brand-aligned customer service experiences, and increase online sales conversion.

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

•

eGain KnowledgeAgent™ empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This product delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. In the course of a natural conversation with the customer, a service agent is guided to the right answer. This solution, in conjunction with eGain Content Adapter™, also allows an agent to access information stored in external systems.

•

eGain IVR™ enables superior phone self-service experiences by adding human-like intelligence to interactive voice response, (IVR) and unifying it with other interaction channels, including web self-service. Unlike traditional voice self-service solutions, it offers intelligent dialogs driven by eGain’s patented case-based reasoning technology and seamless movement across channels. The solution is an integral part of eGain’s suite for multichannel customer service, eGain Service™, and reduces the total cost of ownership of multichannel self-service and customer service operational costs, while enabling end-customers to accomplish more through IVR.

•

eGain Campaign™ is a full-featured, scalable outbound email management solution that offers comprehensive tools for planning, targeting and executing high-volume customer service and direct marketing campaigns. Features of our outbound management software include: targeting the right message to the right person, personalized one-to-one messages, high volume email delivery architecture and the capability to integrate with other products in the eGain Service suite.

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

•

eGain SME™ is an enterprise collaboration tool that allows subject matter experts, or SMEs, to participate in the process of resolving customer queries. SMEs, both internal in the contact center and external in other departments or companies, are able to fully participate in both solving ongoing problems and suggesting new solutions for inclusion in the knowledge base.

•

eGain Adapters include a set of out-of-the-box integration modules for connecting eGain applications with content repositories, call center telephony or CTI solutions, databases, and business applications. Using eGain Adapters, companies can leverage existing investments and realize the benefits of an enterprise-wide business operation platform at reduced cost of ownership and reduced time to benefit. We offer three integration modules: eGain Content Adapter™, eGain CTI Adapter™, and eGain Data Adapter™.

eGain OnDemand™

eGain OnDemand, the software as a service version of our software suite, is a robust and scalable solution that is used by enterprises to rapidly build customer interaction hubs. We believe we were one of the earliest proponents of the hosting model. We host our applications on servers located in our third party SAS 70 Type II data center. The hosting solution allows rapid deployment of eGain products, including seamless secure access to customer’s in-house data systems; 24x7 management of infrastructure, security, servers, operating systems and databases; proprietary management systems to monitor servers and applications allowing for high availability and performance; easy migration from eGain OnDemand to in-house option and vice-versa. In fiscal year 2009, we celebrated our 11 year anniversary of providing hosting excellence to our global customers. As our solutions are 100% Web-based, customers are able to receive all features provided by the eGain application suite through a standard Web browser over a secure connection. Value-added services include email spam and virus cleaning, post office services, virtual private networks, remote data access, encrypted backups, and test/reporting/warm spare servers.

eGain SLaaS™

eGain SLaaS, the solution-as-a-service version of our software suite, makes it easy for companies to acquire and adopt customer service software. This new eGain offering is designed to take the risk out of mission-critical customer interaction software deployments and enables companies to rapidly validate and realize business value without any up-front investment.

Consulting and Education Services

Our worldwide professional services organization provides consulting and education services designed to facilitate customer success and build customer loyalty.

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

•

Consulting Strategy.    Our consulting strategy is to increase margins by providing customers with a variety of pre-packaged solutions built on top of our product line. The professional services team, which consists of consultants and project management staff with significant hands-on experience with our products, collaborates with our product engineering and product management teams to define the features for the next generation of our products. We are also focusing on partner enablement for greater reach and increased margins worldwide.

•

Education Services.    Our educational services group provides a comprehensive set of basic and customized training programs to our customers and partners. Training programs are offered either in-person at the customer site, or at one of our worldwide training centers.

•

Education Services Strategy.    Our education services strategy is to provide worldwide, flexible, economical training and delivery methods for our customers and partners so they receive the instruction they need, on how to use our products, when and where they need it, and in their learning environment of choice.

As of fiscal year ended June 30, 2009, we had approximately 86 professionals providing worldwide services for systems installation, solutions development, application management, and education and support.

eGain Customer Service

We offer a comprehensive collection of support services designed to rapidly respond to inquiries. Our technical support services are available to customers worldwide under maintenance agreements. Our customer service strategy is to provide dedicated customer support account managers for large enterprise customers. Our customer service team uses our software suite to provide world-class service to all our customers. Our Customer Service centers are located in California, the United Kingdom, and India.

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

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers, and scaling our business. Our partner portal, EcoNet™, enables us to provide comprehensive sales, support and services information for channel partners, while enabling them to collaborate with one another through an online forum. Partner enablement is a key focus area for our consulting and training teams too.

As of fiscal year ended June 30, 2009, there were approximately 66 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors including: telecommunications, financial services, insurance, outsourced services, retail, technology, manufacturing and consumer goods. Our revenues are divided between growing medium sized enterprises (companies with up to $250 million in annual revenues) and large enterprises (over $250 million in annual revenues). For the fiscal year ended June 30, 2009, international revenue accounted for 50% and domestic revenue for 50% of total revenue, compared to 48% and 52% respectively for fiscal year 2008 and 45% and 55% respectively for fiscal year 2007.

One customer accounted for about 14% of total revenue in fiscal year 2009. None of our customers accounted for more than 10% of our revenues in fiscal years 2008 or 2007.

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Consona Corporation, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Live Person, Inc., nGenera Corporation and RightNow Technologies, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and other such broad software companies that may attempt to sell customer service software to their installed base.

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

As of fiscal year ended June 30, 2009, there were approximately 70 employees engaged in worldwide product development activities. We spent approximately $5.5 million and $5.1 million on research and development in fiscal years 2009 and 2008, respectively.

Intellectual Property

We regard our copyrights, service marks, trademarks and similar intellectual property as critical to our success. We rely on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business. We own four patents in the field of case-based reasoning, with expiration dates ranging from December, 2113 to December, 2116.

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

Employees

As of fiscal year ended June 30, 2009, we had 251 full-time employees, of which 70 were in product development, 86 in services and support, 66 in sales and marketing, and 29 in finance and administration.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise software and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

A general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases. In addition, terrorist attacks around the world, the wars in Afghanistan and Iraq and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses and related services and, to a lesser extent, also affect our renewal rates for software license updates and product support.

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval processes of our customers and potential customers has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented the closure of sales that we believed were likely to close. Consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue.

Fluctuations in exchange rates between the Euro, the British pound, the Indian rupee and the U.S. dollar in which we do business, may adversely affect our operating results.

We transact business in an international environment. As we report our operating results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. We generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar, including the Euro and the British pound and we incur Indian rupee expenses. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict or provide guidance on our operating results.

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

We may not be able to sustain or increase profitability in the future

We recorded a net income of $2.2 million for the year ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of approximately $327.0 million. We do not know if we will able to sustain profitability in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the near future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Consona Corporation, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Kana Software, Inc., Live Person, Inc., nGenera Corporation and RightNow Technologies, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation and SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

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

If we fail to improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on the ability of our sales force to become more productive. Moreover, many of our competitors have sizeable sales forces and greater resources to devote to sales and marketing, which results in their enhanced ability to develop and maintain customer relationships. Thus, our efforts to achieve profitability may be hampered if failure of our sales and marketing investments do not translate into increased sales volume and enhanced customer relationships. This may impede our efforts to improve operations in other areas of the Company and may result in, further decline of the market price of our common stock.

Due to the complexity of our customer interaction hub platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. If we have turnover in our sales and marketing forces and because we have fewer resources than those of our competitors, we may not be able to successfully compete with those of our competitors.

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

Our international operations involve various risks

We derived 50% of our revenues from international sales for the fiscal year 2009 compared to 48% for the fiscal year 2008, and 45% for fiscal year 2007. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

•	foreign currency fluctuations and imposition of exchange controls;

•	expenses associated with complying with differing technology standards and language translation issues;

•	difficulty and costs in staffing and managing our international operations;

•	difficulties in collecting accounts receivable and longer collection periods;

•	health or similar issues, such as a pandemic or epidemic (including the H1N1 virus outbreak);

•	various trade restrictions and tax consequences;

•	hostilities in various parts of the world; and

•	reduced intellectual property protections in some countries.

About 48% of our workforce is employed in India. Of these employees, more than 46% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Due to our limited operating history and the emerging market for our multichannel products and services, revenue and operating expenses are unpredictable and may fluctuate, which may harm our operating results and financial condition

Due to the emerging nature of the multichannel contact center market and other similar factors, our revenue and operating results may fluctuate from quarter to quarter. Our revenues in certain past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, that revenues maintain at the levels achieved in fiscal year 2009 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. Such financing may be difficult to obtain on terms acceptable to us and will almost certainly dilute existing stockholder value.

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

Furthermore, our business model is premised on business assumptions that are still evolving. Historically, customer service has been conducted primarily in person or over the telephone but it has been moving towards a multichannel approach. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer interaction software applications hosted by us. If any of these assumptions is incorrect, our business will be seriously harmed and our stock price will decline.

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

Litigation and infringement claims could be costly to defend and distract our management team

We may be involved in legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property or proprietary rights of third parties, employment claims and other commercial contract disputes. Third parties may also infringe or misappropriate our copyrights, trademarks and other proprietary rights for which we may be required to file suit to protect or mediate our rights. In the past we have had lawsuits brought or threatened against us in a variety of contexts, including but not limited to claims related to issues associated with our initial public offering of common stock, breach of contract and litigation associated with the termination of employees.

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

We are not listed on a national securities exchange which may affect the price and liquidity of our common stock and impair our ability to obtain future equity financing

In February 2004, we were delisted from the Nasdaq SmallCap Market due to noncompliance with then-applicable Marketplace Rule 4310(c)(2)(B), which required companies listed to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Our common stock now trades on the OTC Bulletin Board which was established for securities that do not meet the listing requirements of a national securities exchange. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Stock Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of customer communications and data over the Internet could harm our business and reputation

Our customers have in the past experienced some interruptions with eGain-hosted operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

The regulatory environment for and certain legal uncertainties in the operation of our business and our customer’s business could impair our growth or decrease demand for our services or increase our cost of doing business

Few laws currently apply directly to activity on the Internet and related services for businesses operating commercial online service. However, new laws are frequently proposed and other laws made applicable to Internet communications every year both in the U.S. and internationally. In particular, in the operation of our business we face risks associated with privacy, confidentiality of user data and communications, consumer protection and pricing, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to federal legislation. The growth of the industry and the proliferation of ecommerce services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. Further, the growth and development of the market for commercial online transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies engaged in ecommerce. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

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

The imposition of more stringent protections and/or new regulations and the application of existing laws to our business could burden our company and our business partners and customers. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services, or the loss/decrease in business by a key partner or customer due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties.

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Mountain View, California	Corporate Headquarters	16,000	2011
Pune, India	Corporate Offices	15,322	2013
Delhi, India	Corporate Offices	1,234	2010
Slough, England	European Headquarters	7,000	2013

We believe our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On September 10, 2009, the Court held a final settlement approval hearing but did not rule. It is uncertain whether the settlement will receive final Court approval. If the settlement is not approved and litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

	High	Low
Year Ended June 30, 2009
First Quarter	$0.84	$0.40
Second Quarter	0.52	0.15
Third Quarter	0.73	0.21
Fourth Quarter	0.51	0.15

Year Ended June 30, 2008
First Quarter	$1.30	$0.88
Second Quarter	1.25	0.45
Third Quarter	0.95	0.45
Fourth Quarter	1.00	0.53

(b) Holders

As of September 22, 2009, there were approximately 282 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 4,400 beneficial stockholders of our common stock as of September 22, 2009.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Assumed Stock Option Plans (1)	6,002	$57.41	—
1998 Stock Plan	577,994	$5.83	22,122
2005 Stock Incentive Plan	372,400	$0.99	1,087,600
Equity compensation plans not approved by security holders
2000 Non-Management Plan	152,256	$10.29	42,589
2005 Management Plan	1,134,400	$0.77	324,250

Total	2,243,052	$2.91	1,476,561

(1)	Includes the aggregate number of securities to be issued upon exercise of options assumed in connection with our acquisition of several companies. There are no remaining options available for future issuance under these plans.

Equity Compensation Plans Not Approved By Security Holders

2000 Non-Management Plan

In July 2000, eGain’s Board of Directors adopted the 2000 Non-Management Plan (the “2000 Non-Management Plan”) which provides for the grant of non-statutory stock options and stock purchase rights to employees of eGain. A total of 200,000 shares of common stock were reserved for issuance under the 2000 Non-Management Plan.

2005 Management Stock Option Plan

In May 2005, eGain’s Board of Directors adopted the 2005 Management Stock Option Plan (the “2005 Management Plan”) pursuant to which, the Compensation Committee may grant NSOs to purchase up to 962,400 shares of eGain common stock, at an exercise price of not less than 100% of the fair market value of such common stock, to directors, officers and key employees of the Company and its subsidiaries. In November 2007, the Board of Directors approved an increase of 500,000 shares for issuance under the 2005 Management Plan. Options granted under the 2005 Management Plan are subject to vesting as determined by the Compensation Committee. The options are exercisable for up to five (5) years from the date of grant.

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

	Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share information)
Revenue:
License	$8,613	$6,570	$3,407	$5,967	$5,960
Support and Services	24,606	23,537	19,066	16,597	14,468

Total revenue	33,219	30,107	22,473	22,564	20,428
Cost of license	263	80	99	231	406
Cost of support and services	10,483	11,556	9,132	6,985	6,215

Gross profit	22,473	18,471	13,242	15,348	13,807

Operating costs and expenses:
Research and development	5,481	5,098	3,973	3,046	2,367
Sales and marketing	10,465	11,747	12,853	9,570	8,855
General and administrative	3,271	4,240	2,884	2,637	3,295
Restructuring and other	—	—	—	—	(922)

Total operating costs and expenses	19,217	21,085	19,710	15,253	13,595

Income / (loss) from operations	3,256	(2,614)	(6,468)	95	212
Interest expense, net	(1,435)	(1,659)	(1,167)	(1,040)	(954)
Other income	230	332	72	32	100

Income / (loss) before income tax	2,051	(3,941)	(7,563)	(913)	(842)
Income tax benefit / (expense), net	129	(206)	(136)	(146)	—

Net income / (loss)	2,180	(4,147)	(7,699)	(1,059)	(842)
Dividends on convertible preferred stock	—	—	—	—	(3,732)

Net income/(loss) applicable to common stockholders	$2,180	$(4,147)	$(7,699)	$(1,059)	$(4,574)

Per share information:
Basic net income / (loss) per common share	$0.11	$(0.27)	$(0.50)	$(0.07)	$(0.47)

Diluted net income / (loss) per common share	$0.11	$(0.27)	$(0.50)	$(0.07)	$(0.47)

Weighted average shares used in computing basic net income / (loss) per common share	20,611	15,330	15,317	15,308	9,731

Weighted average shares used in computing diluted net income / (loss) per common share	20,612	15,330	15,317	15,308	9,731

Below is summary of stock based compensation included in the costs and expenses above:
Cost of support and services	$29	$41	$47	$34	$—
Research and development	46	57	39	53	—
Sales and marketing	25	67	127	80	—
General and administrative	141	153	60	95	—

Total stock-based compensation expense	$241	$318	$273	$262	$—

	June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,511	$3,790	$6,195	$6,916	$4,498
Working capital	(1,883)	(2,666)	(4,111)	347	794
Total assets	18,636	13,914	15,362	16,105	15,904
Deferred revenue	5,531	5,164	5,541	4,259	4,144
Long-term debt	7,999	16,553	11,820	8,729	7,648

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of eGain’s financial condition and results of operations should be read together with the consolidated financial statements and related notes in this report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

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

In fiscal year 2009, we became profitable and recorded annual revenue of $33.2 million with a net income of $2.2 million. We anticipate an increase in revenue in fiscal year 2010.

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. We intend to continue to make investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We have only achieved profitability on an operating basis in fiscal years 2009, 2006 and 2005, and in view of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

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

Revenue Recognition

We derive revenues from two sources: license fees and support and services. Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

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

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor-specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 11%, 1% and 4% in fiscal years 2009, 2008 and 2007, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

We consider a software element covered by SOP 97-2 to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor-specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described above under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

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

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with SFAS No. 13, Accounting For Leases, as amended (“SFAS No. 13”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in SFAS No. 13, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred asset. As of June 30, 2009, we had a valuation allowance of approximately $76.3 million, of which approximately $75.2 million was attributable to U.S. and state net operating loss and research and development credit carryforwards.

We adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”), effective July 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of other income and expense. This policy did not change as a result of our adoption of FIN 48.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Fiscal Year
	2009	2008	2007
Revenue:
License	26%	22%	15%
Support and Services	74%	78%	85%

Total revenue	100%	100%	100%
Cost of license	1%	0%	0%
Cost of support	31%	39%	41%

Gross profit	68%	61%	59%
Research and development	16%	17%	18%
Sales and marketing	32%	39%	57%
General and administrative	10%	14%	13%

Total operating costs and expenses	58%	70%	88%

Income / (loss) from operations	10%	(9)%	(29)%

Revenue

Total revenue, which consists of license revenue and support and services revenue, was $33.2 million, $30.1 million, and $22.5 million, in fiscal years 2009, 2008, and 2007, respectively.

In fiscal year 2009, total revenue increased 10%, or $3.1 million, from the previous year. Our international sales accounted for approximately 50% of total revenue in fiscal year 2009, an increase from 48% of total revenue in fiscal year 2008. The impact of the foreign exchange fluctuation between the U.S. dollar and European currencies resulted in decreases of approximately $4.3 million in total revenue compared to fiscal year 2008.

We are continuing to see increased interest from medium to large-sized companies in our customer interaction solutions. Based upon this interest, we recorded our highest total revenue since fiscal year 2002. There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in recent months due to the global economic slowdown and the increased volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license bookings in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business excluding the Cisco OEM agreement, was approximately 34%, 43% and 39% for the fiscal years 2009, 2008 and 2007, respectively. For license transactions the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Revenue:
License	$8,613	$6,570	$3,407	$2,043	31%	$3,163	93%
Percentage of total revenue	26%	22%	15%

License revenue was $8.6 million, $6.6 million, and $3.4 million in fiscal years 2009, 2008, and 2007, respectively. This represents an increase of 31% or $2.0 million, in fiscal year 2009 from fiscal year 2008 compared to an increase of 93% or $3.2 million, in fiscal year 2008 from fiscal year 2007. License revenue represented 26%, 22% and 15% of total revenue for the fiscal years 2009, 2008 and 2007, respectively. License revenue in fiscal year 2009 was negatively impacted by $1.9 million due to the strengthening of the U.S. dollar against the European currencies in which certain licenses were denominated. The increase in fiscal year 2009 was primarily due to the increase in the average size of license transactions that included six transactions totaling approximately $5.7 million.

The increase in fiscal year 2008 was primarily due to the increase in the average size of license transactions recognized that included approximately $2.1 million from transactions we signed in fiscal year 2007.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license bookings, the uncertainty in the global economy and the recent volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods but we anticipate total license revenues to increase in fiscal year 2010.

Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Revenue:
Hosting services	$6,558	$5,825	$4,356	$733	13%	$1,469	34%
Maint. and support services	$8,824	$9,505	$8,832	$(681)	(7)%	$673	8%
Professional services	$9,224	$8,207	$5,878	$1,017	12%	$2,329	40%

Total support and services	$24,606	$23,537	$19,066	$1,069	5%	$4,471	23%
Percentage of total revenue	74%	78%	85%

Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Support and services revenue was $24.6 million, $23.5 million and $19.1 million in fiscal years 2009, 2008 and 2007, respectively. This represented an increase of 5%, or $1.1 million, in fiscal year 2009 compared to fiscal year 2008 and an increase of 23%, or $4.5 million, in fiscal year 2008 compared to fiscal year 2007. Support and services revenue represented 74%, 78% and 85% of total revenue for the fiscal years 2009, 2008 and 2007, respectively.

Hosting revenue was $6.6 million, $5.8 million and $4.4 million in fiscal years 2009, 2008 and 2007, respectively. This represented an increase of 13%, or $733,000, in fiscal year 2009 compared to fiscal year 2008 and an increase to 34%, or $1.5 million, in fiscal year 2008 compared to fiscal year 2007.

Without the $626,000 negative impact of the U.S. dollar strengthening compared to the European currencies, hosting revenue would have increased by approximately 24%, or $1.4 million, in fiscal year 2009. The increase in fiscal year 2009 was primarily due to the increased size of new hosting contracts with larger enterprises that included five new hosting contracts totaling over $2.7 million that are recognized ratably over the contractual term.

Hosting revenues increased in fiscal year 2008 from fiscal year 2007 primarily due to the increased size of new hosting contracts with larger enterprises. There were three new large hosting contracts totaling over $2.8 million in fiscal year 2008.

Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase in fiscal year 2010 based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue was $8.8 million, $9.5 million and $8.8 million in fiscal years 2009, 2008 and 2007, respectively. This represented a decrease of 7%, or $681,000, compared to fiscal year 2008 and an increase of 8%, or $673,000, in fiscal year 2008 compared to fiscal year 2007.

Without the $1.1 million negative impact of the U.S. dollar strengthening compared to the European currencies, maintenance and support revenue would have increased by approximately 5%, or $420,000, in fiscal year 2009. The increase in fiscal year 2009 excluding the impact of currency fluctuations, was primarily due to the increase in license sales.

The increase in fiscal year 2008 was primarily due to the increase in license revenue.

Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support revenue to increase in fiscal year 2010 based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional services revenue was $9.2 million, $8.2 million and $5.9 million in fiscal years 2009, 2008 and 2007, respectively. This represented an increase of 12%, or $1.0 million, in fiscal year 2009 compared to fiscal year 2008 and an increase of 40%, or $2.3 million, in fiscal year 2008 compared to fiscal year 2007.

Without the $693,000 negative impact of the U.S. dollar strengthening compared to the European currencies, professional services revenue would have increased by approximately 21%, or $1.7 million, in fiscal year 2009. The increase for the twelve months ended June 30, 2009 was primarily due to an increase in revenue from the OEM agreement we entered into with Cisco Systems. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that the OEM agreement should be accounted for under the contract accounting method per paragraph 74 of SOP 97-2. In addition, we have determined that no loss will be incurred in connection with the OEM agreement; however, initially the lowest probable level of profit could not be determined and therefore, no profit had been recognized on this contract prior to the quarter ended September 30, 2008. Starting from the quarter ended September 30, 2008, we changed our accounting estimate and established a minimum margin of 25% that was used in calculating revenue for this OEM agreement. We increased the minimum margin to 35% in the quarter ended December 31, 2008 and maintained at 40% for the second half of fiscal year 2009. These changes were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the OEM agreement. The change in accounting estimate resulted in a revenue increase of $2.0 million in fiscal year 2009, and an increase to our net income by $0.03 per share in fiscal year 2009. Revenue from the OEM agreement as a percentage of total revenue was approximately 8% and 3% for the twelve months ended June 30, 2009 and 2008, respectively and is all related to professional services revenue.

The increase in fiscal year 2008 was primarily due to the increase in multi-application sales and larger customer deployments.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase slightly in fiscal year 2010 based upon our current sales pipeline and our current sales strategy.

One customer accounted for about 14% of total revenue in fiscal year 2009. None of our customers accounted for more than 10% of our revenues in fiscal years 2008, or 2007.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Cost of revenue	$10,746	$11,636	$9,231	$(890)	(8)%	$2,405	26%
Percentage of total revenue	32%	39%	41%
Gross Margin	68%	61%	59%

Total cost of revenue was $10.7 million, $11.6 million and $9.2 million in fiscal years 2009, 2008 and 2007, respectively. This represented a decrease of 8%, or $890,000, in fiscal year 2009 compared to fiscal year 2008 and an increase of 26%, or $2.4 million, in fiscal year 2008 compared to fiscal year 2007.

Total cost of revenue as a percentage of total revenues was 32% (a gross margin of 68%) in fiscal year 2009 as compared to 39% (a gross margin of 61%) in fiscal year 2008.

The decrease in fiscal year 2009 of total cost of revenue was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $1.1 million related to the strengthening of the U.S. dollar against European and Indian currencies, (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, ( iii) a decrease in outside consulting expense of $140,000, and was partially offset by (i) an increase in personnel and personnel-related expenses of $392,000 and (ii) an increase in hosting related costs of $87,000.

The increase in fiscal year 2008 was primarily due to an increase in (i) personnel and personnel-related expenses of $1.2 million relating to an increase in headcount and an increase in compensation for existing employees, (ii) outside consulting expense of $464,000 primarily for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $256,000 related to the strengthening of European and Indian currencies against the U.S. dollar, (iv) hosting related cost of approximately $233,000 and (v) the research and development personnel cost related to the Cisco OEM agreement of approximately $107,000.

Gross margin for fiscal year 2009 was 68%, an increase from 61% in fiscal year 2008. Gross margin for fiscal year 2008 was 61%, a slight increase from 59% in fiscal year 2007. The increase in gross margin in fiscal year 2009 from fiscal year 2008 was primarily due to the increase in our license revenue.

In order to better understand the changes within our cost of revenues and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenues.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Cost of license	$263	$80	$99	$183	229%	$(19)	(19)%
Percentage of license revenue	1%	1%	3%
Gross Margin	99%	99%	97%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $263,000, $80,000 and $99,000 in fiscal years 2009, 2008 and 2007, respectively.

This represented an increase of 229%, or $183,000, in fiscal year 2009 compared to 2008 and a decrease of 19%, or $19,000, in fiscal year 2008 compared to 2007. Total cost of license as a percentage of total license revenues was 1% in fiscal year 2009 and was unchanged from fiscal year 2008. The gross margin remained unchanged at 99% in fiscal year 2009 from fiscal year 2008. The increase in fiscal year 2009 was due to an increase in third party royalties. There was no significant change in cost of license in fiscal year 2008 from fiscal year 2007.

We anticipate cost of license to remain relatively constant in percentage of total license revenues in future periods.

Cost of Support and Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Cost of support and services	$10,483	$11,556	$9,132	$(1,073)	(9)%	$2,424	27%
Percentage of support and services revenue	31%	49%	48%
Gross Margin	69%	51%	52%

Cost of support and services includes personnel costs for our hosting services, consulting services and customer support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers.

In addition, as the Cisco OEM agreement is being accounted for under the contract accounting method in accordance with paragraph 74 of SOP 97-2, we recorded costs associated with this agreement starting the second quarter of fiscal year 2006. The cost associated with the Cisco OEM agreement was approximately $689,000 in fiscal year 2009 compared to $1.0 million in fiscal year 2008 and $911,000 in fiscal year 2007. The majority of the services delivered in connection with this agreement have been performed by research and development personnel totaling approximately $628,000, $806,000 and $680,000 for fiscal years 2009, 2008 and 2007, respectively, with the remainder being performed by services and sales personnel.

Total cost of support and services was $10.5 million, $11.6 million, and $9.1 million in fiscal years 2009, 2008 and 2007, respectively. This represented a decrease of 9%, or $1.1 million, in fiscal year 2009 compared to fiscal year 2008 and an increase of 27%, or $2.4 million, in fiscal year 2008 compared to fiscal year 2007. Total cost of support and services as a percentage of total support and services revenue was 31% (a gross margin of 69%) in fiscal year 2009 compared to 49% (a gross margin of 51%) in fiscal year 2008 and to 48% (a gross margin of 52%) in fiscal year 2007.

The decrease in cost of support and services in fiscal year 2009 was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $1.1 million related to the strengthening of the U.S. dollar against European and Indian currencies, (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, ( iii) a decrease in outside consulting expense of $140,000, and was partially offset by (i) an increase in personnel and personnel-related expenses of $392,000 and (ii) an increase in hosting related costs of $87,000.

The increase in cost of support and services in fiscal year 2008 was primarily due to an increase in (i) personnel and personnel-related expenses of $1.2 million relating to an increase in headcount and an increase in compensation for existing employees, (ii) outside consulting expense of $464,000 primarily for services subcontracted through a partner in Europe, (iii) international subsidiaries’ expenses of approximately $256,000 related to the strengthening of European and Indian currencies against the U.S. dollar, and (iv) hosting related cost of approximately $233,000.

Excluding the impact from any future foreign currency fluctuations and based upon current revenue expectations we anticipate cost of support and services to increase slightly in absolute dollars in fiscal year 2010.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Research and Development	$5,481	$5,098	$3,973	$383	8%	$1,125	28%
Percentage of total revenue	16%	17%	18%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $5.5 million, $5.1 million and $4.0 million in fiscal years 2009, 2008 and 2007, respectively. This represented an increase of 8%, or $383,000, in the fiscal year 2009 compared to fiscal year 2008 and an increase of 28%, or $1.1 million, in fiscal year 2008 compared to fiscal year 2007. Total research and development expenses as a percentage of total revenues was 16% in the fiscal year 2009 compared to 17% in the fiscal year 2008. The year-over-year increases are consistent with our continued commitment to invest in product innovation.

The increase in fiscal year 2009 was primarily due to (i) a net increase of $699,000 in personnel related costs from the increased headcount in North America, which was partially offset by a reduction in the research and development group in India, and (ii) the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of support and services contributed an increase of $275,000, which was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $403,000 related to the strengthening of the U.S. dollar against European and Indian currencies and (ii) decreased outside consulting services of $173,000.

The increase in fiscal year 2008 was primarily due to (i) a net increase of $713,000 in personnel related costs related to the compensation adjustment and increased headcount in North America partially offset by a reduction in the research and development personnel in India, (ii) increased outside consulting services of $334,000 and (iii) an increase in international subsidiaries’ expenses of approximately $165,000 related to the strengthening of European and Indian currencies against the U.S. dollar and was partially offset by a decrease of $107,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement charged to cost of support and services.

Excluding any fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to decrease in fiscal year 2010 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Sales	$8,671	$9,528	$10,673	$(857)	(9)%	$(1,145)	(11)%
Marketing	$1,794	$2,219	$2,180	$(425)	(19)%	$39	2%

Total Sales and Marketing	$10,465	$11,747	$12,853	$(1,282)	(11)%	$(1,106)	(9)%
Percentage of total revenue	32%	39%	57%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $10.5 million, $11.7 million and $12.9 million in fiscal years 2009, 2008 and 2007 respectively. This represented a decrease of 11%, or $1.3 million, in fiscal year 2009 compared to fiscal year 2008 and a decrease of 9%, or $1.1 million, in fiscal year 2008 compared to fiscal year 2007. Total sales and marketing expenses as a percentage of total revenues was 32% in fiscal year 2009 compared to 39% in fiscal year 2008.

Total sales expense was $8.7 million for fiscal year 2009 compared to $9.5 million for fiscal year 2008 and $10.7 million for fiscal year 2007. The decrease in fiscal year 2009 was primarily due to (i) the decrease in our international subsidiaries’ expenses of approximately $1.1 million from the strengthening of the U.S. dollar against European and Indian currencies and was partially offset by an increase of $334,000 in personnel related expenses.

The decrease in fiscal year 2008 was primarily due to a decrease in personnel related cost of $1.5 million from the reduction in headcount of the worldwide sales force and was partially offset by (i) an increase of $106,000 in outside consulting services and (ii) an increase of $317,000 from the strengthening of the European currencies against the dollar.

The sales expenses also included the tele-marketing sales group that had previously been managed within the marketing group. The changes in sales personnel costs related to the tele-marketing group included the increased expenses of $117,000 and $251,000 in fiscal years 2009 and 2008, respectively.

Total marketing expenses were $1.8 million, $2.2 million and $2.2 million in fiscal years 2009, 2008 and 2007 respectively. The decrease in fiscal year 2009 was primarily due to (i) a decrease of $160,000 in expenses for marketing programs, (ii) a decrease of personnel related expense by $137,000, and (iii) the decrease in our international subsidiaries’ expenses of approximately $115,000 from the strengthening of the U.S. dollar against European and Indian currencies. Total marketing expense in fiscal year 2008 remained substantially unchanged from fiscal year 2007.

We anticipate sales and marketing expenses to remain relatively constant or increase slightly in absolute dollars in fiscal year 2010 based upon current revenue expectations, excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
General and administrative	$3,271	$4,240	$2,884	$(969)	(23)%	$1,356	47%
Percentage of total revenue	10%	14%	13%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $3.3 million, $4.2 million and $2.9 million in the fiscal years 2009, 2008 and 2007, respectively. This represented a decrease of 23%, or $969,000, in fiscal year 2009 compared to fiscal year 2008 an increase of 47%, or $1.3 million, in fiscal year 2008 compared to fiscal year 2007. Total general and administrative expenses as a percentage of total revenues decreased to 10% in fiscal year 2009 as compared to 14% in the fiscal year 2008.

The decrease in fiscal 2009 was primarily due to (i) decreased legal expenses of $473,000, (ii) a decrease of $178,000 in auditing and outside consulting expenses, (iii) a decrease in our international subsidiaries’ expenses of approximately $157,000 from the strengthening of the U.S. dollar against the European and Indian currencies, and (iv) a decrease of $21,000 in bad debt expense.

The increase in fiscal 2008 was primarily due to (i) increased legal expense of $344,000 primarily related to the patent lawsuit that was settled in September 2007, (ii) an increase of $570,000 in auditing and outside consulting expense primarily due to the costs associated with the completion of the last fiscal year-end audit and annual report and consulting services for the implementation of SOX 404 and the new accounting rule FIN 48, (iii) a $256,000 increase in personnel related expense, and (iv) the increase in international subsidiaries’ expenses of approximately $78,000 related to the strengthening of European and Indian currencies against the U.S dollar and was partially offset by the decrease of $139,000 in the bad debt reserve resulting from a settlement of an uncollectible account.

We anticipate general and administrative expenses to increase slightly in absolute dollars in fiscal 2010 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

Valuation and Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(in thousands)
Cost of support and services	$29	$41	$47	$(12)	(29)%	$(6)	(13)%
Research and development	$46	$57	$39	$(11)	(19)%	$18	46%
Sales and marketing	$25	$67	$127	$(42)	(63)%	$(60)	(47)%
General and administrative	$141	$153	$60	$(12)	(8)%	$93	155%

Total Stock-Based Compensation	$241	$318	$273	$(77)	(24)%	$45	16%
Percentage of total revenue	1%	1%	1%

Stock based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our Board of Directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, we accounted for stock compensation under SFAS 123R and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

Based upon recent and anticipated option grants, we expect our stock compensation expense to increase in fiscal year 2010.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2009	2008	2007	2008 to 2009			2007 to 2008
	(in thousands)
Operating income / (loss)	$3,256	$(2,614)	$(6,468)	5,870	NM	*	$3,854	60%
Operating margin	10%	(9)%	(29)%

*	NM – Not Meaningful

Income from operations was $3.3 million in fiscal year 2009 compared to the loss from operations of $2.6 million in fiscal year 2008 and $6.5 million in fiscal year 2007. We recorded a positive operating margin of 10% in fiscal year 2009 compared to a negative operating margin of 9% in fiscal year 2008 and a negative 29% in the fiscal year 2007.

The change of operating income in fiscal year 2009 primarily included an increase in revenue of $3.1 million and a decrease in total costs and operating expenses of $2.9 million. The increase in revenue was net of the negative impact of $4.3 million from the fluctuation of foreign currencies against the U.S. dollar. The decrease in total costs and operating expenses was a net of (i) a decrease of $2.9 million in international expenses due to the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $528,000 in legal and other expenses, (iii) a decrease of $445,000 in consulting expenses, (iv) a reduction of $160,000 in marketing programs, (v) a decrease of $59,000 in auditing expense and was partially offset by a net increase in personnel-related costs of $1.3 million primarily due to our increased investment in research and development and our professional services team that was partially offset by a reduction in sales force.

The reduction in operating loss in fiscal year 2008 was net of (i) significant increase in total revenue of $7.6 million or 34% from the prior year and (ii) an increase in overall costs and operating expense of $3.8 million which was primarily driven by costs associated with the increased revenue and our continued commitment to product innovation.

Interest Expense and Other Income (Expense)

Interest expense was $1.4 million, $1.7 million and $1.2 million in fiscal years 2009, 2008 and 2007, respectively. This represents a decrease of 14% or $224,000, in fiscal year 2009 compared to fiscal year 2008 and an increase of 36% or $493,000, in fiscal year 2008 compared to fiscal year 2007.

The decrease in interest expense in fiscal year 2009 was primarily due to the decrease in the related party notes payable balances which resulted from the conversion agreement and amendment to subordinated secured promissory notes entered into on September 24, 2008, as discussed in “Related Party Transactions”.

The increase in interest expense in fiscal year 2008 was primarily due to the compound interest rate applied to the related party notes.

Other income was $230,000 in fiscal year 2009 compared to other income of $332,000 in fiscal year 2008 and $72,000 in fiscal year 2007. The other income in fiscal year 2009 and 2008 was primarily from a foreign exchange gain related to the payments from international trade receivables.

Income Tax Benefit (Expense)

We recorded an income tax benefit of $129,000 for fiscal year 2009 compared to expenses of $206,000 and $136,000 in fiscal years 2008 and 2007 respectively. The income tax benefit for fiscal year 2009 primarily consisted of the reversal of a prior year income tax provision for our Indian subsidiary. Income tax expense for fiscal year 2008 and 2007 was primarily related to the income tax provision for foreign subsidiaries.

Related Party Transactions

We entered into a note and warrant purchase agreement with Ashutosh Roy, our Chief Executive Officer, on December 24, 2002, as amended, the 2002 Agreement, and Mr. Roy made a $2.0 million loan to us on December 31, 2002, evidenced by a subordinated secured promissory note, the 2002 Note, and received warrants to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share in connection with such loan. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay the note at any time subject to the prepayment penalties set forth in such note. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million, evidenced by a subordinated secured promissory note, the 2003 Note, and received additional warrants to purchase up to 128,766 shares at $3.88 per share. These warrants expired in October 2008. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. These notes were amended and restated on June 29, 2007 and on September 24, 2008.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by a secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory note has a term of five years and bear interest at an effective annual rate of 12% due and payable upon the maturity of such note. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of June 30, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of June 30, 2009 was $7.7 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

New Accounting Pronouncements

In June 2009, the Finance Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168” or “Codification”). Statement of Financial Accounting Standards (“SFAS”) 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the Codification as the source of authoritative generally accepted accounting principles, or GAAP recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Commencing with the Form 10-Q for the quarter ending September 30, 2009, future filings with the SEC will reference the Codification rather than prior accounting and reporting standards.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on our consolidated statements. We evaluated subsequent events after the balance sheet date of June 30, 2009 through September 25, 2009, the date the financial statements were issued.

In April 2009, the FASB issued FASB Staff Position, or FAS, 141-(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141-(R)-1”). FSP 141-(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141-(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of the adoption of FAS 141-(R)-1 on our consolidated financial statements. We do not expect it to have a material impact on our consolidated financial statements, although it will require additional disclosures.

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

Liquidity and Capital Resources

Overview

Based upon the increased revenues and income from operations in fiscal years 2006 and 2005 as well as the positive cash flow from operating activities in fiscal year 2006, we made increased investments in our business in fiscal year 2007 including the expansion in our product and sales and marketing teams. This investment was driven in part by the OEM agreement we signed with Cisco Systems in August 2006. Resulting from these investments we recorded annual revenue of $33.2 million and $30.1 million in fiscal years 2009 and 2008, respectively. Furthermore we recorded an operating income of $3.3 million in fiscal year 2009 compared to the operating losses of $2.6 million and $6.5 million in the fiscal years 2008 and 2007, respectively. In addition, net cash from operating activities was $3.7 million in fiscal year 2009 compared to $2.8 million net cash used in operating activities in both fiscal years 2008 and 2007. As of June 30, 2009, our cash and cash equivalents were $7.5 million compared to $3.8 million on June 30, 2008 and $6.2 million on June 30, 2007. As of June 30, 2009, our negative working capital reduced to $1.9 million from a negative working capital of $2.7 million at June 30, 2008 and a negative working capital of $4.1 million at June 30, 2007. As of June 30, 2009, our deferred revenue was $5.5 million compared to $5.2 million on June 20, 2008 and $5.5 million on June 30, 2007.

Based upon our fiscal year 2010 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we may need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”) (See Note 4—“Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to Silicon Valley Bank (“SVB”) and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Bridge Bank Credit Facility that require us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of June 30, 2009 we were compliant with these financial covenants.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Pursuant to the Agreement we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. The principal and interest due on the loans as of June 30, 2009 was $7.7 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2012. The principal and interest due on the loans as of June 30, 2009 was $6.1 million. As of June 30, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of June 30, 2009 was $1.6 million. As of June 30, 2009, no warrants were outstanding.

Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash provided by operating activities was $3.7 million in fiscal year 2009 compared to the net cash used in operating activities of $2.8 million in both fiscal years 2008 and 2007. The net cash provided by or used in operating activities consisted primarily of net income or loss, plus non-cash expenses related to depreciation, stock-based compensation, accrued interest and amortization of discount on related party notes, amortization of debt issuance costs, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities in fiscal year 2009 primarily consisted of an increase of $2.4 million in accounts receivable and a decrease in accounts payable by $611,000. This was partially offset by the increases of $865,000 in accrued compensation, $676,000 in accrued liabilities and $554,000 in deferred revenue. The increase in accrued compensation was primarily due to the increased commission associated with the strong bookings and the change in the frequency of payment of bonuses to North American employees from three months to six months. The increase in deferred revenue was primarily due to the increase in deferred support and hosting from new contracts.

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

Net cash used in investing activities was $266,000 in fiscal year 2009 compared to $530,000 in fiscal year 2008 and $722,000 in fiscal year 2007. Cash used in investing activities in fiscal year 2009 was a net of purchase of equipment and software for increased hosted customers and new employees and proceeds from sales of fixed assets.

Net cash used in financing activities was $99,000 in fiscal year 2009 compared to net cash provided by financing activities of $838,000 and $2.7 million in fiscal years 2008 and 2007, respectively. Cash used in or provided by financing activities year-over-year consisted primarily of proceeds from new bank borrowings, net of payments on existing bank borrowings and capital leases. Net cash provided by financing activities in fiscal year 2009 was related to a net of $63,000 proceeds from new bank borrowings and $162,000 payments on existing bank borrowings and capital lease.

Commitments

The following table summarizes eGain’s contractual obligations, including interest payments, as of June 30, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30, 2009					Thereafter	Total
	2010	2011	2012	2013	2014
Operating and capital leases	$1,027	$955	$604	$620	$191	$—	$3,397
Bank borrowings	3,125	115	—	—	—	—	3,240
Related party notes payable	—	—	10,806	—	—	—	10,806
Co-Location	108	—	—	—	—	—	108

Total	$4,260	$1,070	$11,410	$620	$191	$—	$17,551

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2009. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007
Consolidated Statements of Operations Data:

Revenue:
License	$3,022	$463	$3,529	$1,599	$721	$2,234	$2,192	$1,423
Support and services	5,888	6,118	6,060	6,540	5,971	6,585	5,933	5,048

Total revenue	8,910	6,581	9,589	8,139	6,692	8,819	8,125	6,471
Cost of license	209	16	19	19	20	20	20	20
Cost of support and services	2,623	2,440	2,579	2,841	2,874	3,087	2,920	2,675

Gross profit	6,078	4,125	6,991	5,279	3,798	5,712	5,185	3,776
Operating costs and expenses:
Research and development	1,178	1,378	1,400	1,525	1,433	1,266	1,255	1,144
Sales and marketing	2,731	2,101	2,851	2,782	2,843	2,763	3,000	3,141
General and administrative	735	616	873	1,047	912	942	963	1,423

Total operating costs and expenses	4,644	4,095	5,124	5,354	5,188	4,971	5,218	5,708

Income / (Loss) from operations	1,434	30	1,867	(75)	(1,390)	741	(33)	(1,932)
Interest expense, net	(297)	(318)	(335)	(485)	(432)	(421)	(402)	(404)
Other income (expense), net	(265)	130	341	24	75	222	(7)	42

Income / (Loss) before income tax	872	(158)	1,873	(536)	(1,747)	542	(442)	(2,294)
Income tax benefit / (expense), net	57	(38)	96	14	(110)	—	10	(106)

Net income / (loss)	$929	$(196)	$1,969	$(522)	$(1,857)	$542	$(432)	$(2,400)

Per share information:
Basic net income / (loss) per common share	$0.04	$(0.01)	$0.09	$(0.03)	$(0.12)	$0.04	$(0.03)	$(0.16)

Diluted net income / (loss) per common share	$0.04	$(0.01)	$0.09	$(0.03)	$(0.12)	$0.03	$(0.03)	$(0.16)

Weighted average shares used in computing basic net income / (loss) per common share	22,213	22,213	22,213	15,857	15,333	15,333	15,332	15,323

Weighted average shares used in computing diluted net income / (loss) per common share	22,214	22,213	22,213	15,857	15,333	15,514	15,332	15,323

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at June 30, 2009 totaled approximately $6.3 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. During the fiscal year 2009, the dollar strengthened significantly compared to the Euro, the British pound and the Indian rupee. The impact of the currency rate fluctuation in the twelve months ended June 30, 2009 reduced our operating income by approximately $2.9 million. If the U.S. dollar continues to strengthen in future periods, we may experience a further adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

June 30, 2009 and 2008

eGain Communications Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation and its subsidiaries (“the Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the two years in the period ended June 30, 2009. Our audit also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV item 15(a)(2) as of and for the years ended June 30, 2009 and 2008. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications Corporation and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the each of the two years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended June 30, 2009 and 2008, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR, PILGER & MAYER, LLP

San Jose, California

September 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows of eGain Communications Corporation for the year ended June 30, 2007. In connection with our audit of the financial statements, we have also audited the schedule listed in the accompanying index for the year ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of eGain Communications Corporation for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended June 30, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

San Francisco, California

September 27, 2007

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,511	$3,790
Restricted cash	13	13
Accounts receivable, less allowance for doubtful accounts of $139 and $204 at June 30, 2009 and 2008, respectively	4,308	2,749
Prepaid and other current assets	538	818

Total current assets	12,370	7,370
Property and equipment, net	995	1,230
Goodwill	4,880	4,880
Other assets	391	434

Total Assets	$18,636	$13,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$979	$1,669
Accrued compensation	2,429	1,712
Accrued liabilities	2,141	1,632
Deferred revenue	5,398	4,871
Current portion of capital lease obligation	181	52
Bank borrowings	3,125	100

Total current liabilities	14,253	10,036
Deferred revenue	133	293
Capital lease obligation, net of current portion	187	78
Related party notes payable	7,697	13,283
Bank borrowings, net of current portion	115	3,192
Other long term liabilities	344	321

Total liabilities	22,729	27,203

Commitments and contingencies (notes 6,9 and 10)

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000 shares authorized, 22,213 and 15,333 shares issued and outstanding at June 30, 2009 and 2008	22	15
Additional paid-in capital	323,550	316,527
Notes receivable from stockholders	(76)	(74)
Accumulated other comprehensive loss	(506)	(494)
Accumulated deficit	(327,083)	(329,263)

Total stockholders’ deficit	(4,093)	(13,289)

Total liabilities and stockholders’ deficit	$18,636	$13,914

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2009	2008	2007
Revenue:
License	$8,613	$6,570	$3,407
Support and services	24,606	23,537	19,066

Total revenue	33,219	30,107	22,473
Cost of license	263	80	99
Cost of support and services	10,483	11,556	9,132

Gross profit	22,473	18,471	13,242

Operating costs and expenses:
Research and development	5,481	5,098	3,973
Sales and marketing	10,465	11,747	12,853
General and administrative	3,271	4,240	2,884

Total operating costs and expenses	19,217	21,085	19,710

Income / (Loss) from operations	3,256	(2,614)	(6,468)
Interest expense, net	(1,435)	(1,659)	(1,167)
Other income	230	332	72

Income / (Loss) before income tax	2,051	(3,941)	(7,563)
Income tax benefit (expense)	129	(206)	(136)

Net income / (loss)	$2,180	$(4,147)	$(7,699)

Per share information:
Basic net income / (loss) per common share	$0.11	$(0.27)	$(0.50)

Diluted net income / (loss) per common share	$0.11	$(0.27)	$(0.50)

Weighted average shares used in computing basic net income / (loss) per common share	20,611	15,330	15,317

Weighted average shares used in computing diluted net income / (loss) per common share	20,612	15,330	15,317

Below is a summary of stock based compensation included in the costs and expenses above:
Cost of support and services	$29	$41	$47
Research and development	46	57	39
Sales and marketing	25	67	127
General and administrative	141	153	60

Total stock-based compensation expense	$241	$318	$273

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Income (Loss)
	Shares	Amount
BALANCES AT JUNE 30, 2006	15,314	$15	$315,736	$(74)	$(456)	$(317,417)	$(2,196)
	—	—	—		—	—
Interest on stockholder notes				(3)			(3)
Exercise of Common Stock	8	—	6	—	—	—	6	—
Stock Based Compensation FAS 123(R)	—	—	273	—	—	—	273
Warrant on related party note	—	—	187	—	—	—	187
Comprehensive loss:
Net loss	—	—	—	—	—	(7,699)	(7,699)	$(7,699)
Foreign Currency translation adjustments	—	—	—	—	18	—	18	18

Comprehensive loss	—	—	—	—	—	—	—	$(7,681)

BALANCES AT JUNE 30, 2007	15,322	15	316,202	(77)	(438)	(325,116)	(9,414)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)	—
Repayment on stockholders notes	—	—	—	6	—	—	6
Exercise of Common Stock	11	—	7	—	—	—	7	—
Stock Based Compensation FAS 123(R)	—	—	318	—	—	—	318
Comprehensive loss:
Net loss	—	—	—	—	—	(4,147)	(4,147)	$(4,147)
Foreign Currency translation adjustments	—	—	—	—	(56)	—	(56)	(56)

Comprehensive loss	—	—	—	—	—	—	—	$(4,203)

BALANCES AT JUNE 30, 2008	15,333	15	316,527	(74)	(494)	(329,263)	(13,289)
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock due to debt conversion	6,880	7	3,434	—	—	—	3,441
Gain on conversion of debt	—	—	3,076	—	—	—	3,076
Issuance of warrants due to debt conversion	—	—	272	—	—	—	272
Stock Based Compensation FAS 123(R)	—	—	241	—	—	—	241
Comprehensive income:
Net income	—	—	—	—	—	2,180	2,180	$2,180
Foreign Currency translation adjustments	—	—	—	—	(12)	—	(12)	(12)

Comprehensive income	—	—	—	—	—	—	—	$2,168

BALANCES AT JUNE 30, 2009	22,213	$22	$323,550	$(76)	$(506)	$(327,083)	$(4,093)

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income / (loss)	$2,180	$(4,147)	$(7,699)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	689	752	645
Loss on disposal of fixed assets	66	—	—
Stock based compensation	241	318	273
Provisions for doubtful accounts and sales returns	5	(76)	101
Amortization of debt issuance costs	84	—	—
Accrued interest and amortization of discount on related party notes	1,220	1,630	1,189
Changes in operating assets and liabilities
Accounts receivable	(2,407)	(895)	344
Prepaid and other current assets	123	96	(158)
Other assets	(158)	(47)	57
Accounts payable	(611)	117	522
Accrued compensation	865	(224)	576
Other accrued liabilities	676	112	219
Deferred revenue	554	(414)	1,127
Other long term liabilities	195	(33)	(32)

Net cash provided by (used in) operating activities	3,722	(2,811)	(2,836)

Cash flows from investing activities:
Purchases of property and equipment	(294)	(530)	(722)
Proceeds from sale of fixed assets	28	—	—

Net cash used in investing activities	(266)	(530)	(722)

Cash flows from financing activities:
Payments on borrowings	(114)	(13,139)	(7,476)
Payments on capital lease	(48)	—	—
Proceeds from borrowings	63	13,970	8,162
Proceeds from related party notes payable	—	—	2,000
Proceeds from issuance of common stock, net of repurchases	—	7	6

Net cash provided by (used in) financing activities	(99)	838	2,692

Effect of exchange rate differences on cash	364	98	145

Net increase (decrease) in cash and cash equivalents	3,721	(2,405)	(721)
Cash and cash equivalents at beginning of year	3,790	6,195	6,916

Cash and cash equivalents at end of year	$7,511	$3,790	$6,195

Supplemental cash flow disclosures:
Cash paid for interest	$171	$86	$72
Cash paid for income taxes	45	206	136
Non cash items:
Debt Conversion	$6,516	$—	$—
Issuance of warrants due to debt conversion	$272	$—	$—
Purchase of equipment under capital lease	$305	$130	$—
Debt issue costs for issuance of warrants	$—	$168	$—

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

Liquidity

On September 24, 2008 the company and related party note holders agreed to (i) convert approximately $6.5 million of the outstanding indebtedness of approximately $13.8 million of principal and interest, into shares of eGain’s common stock at a price per share of $0.95, and (ii) extend the maturity date of the remaining outstanding indebtedness to March 31, 2012. We believe that the conversion of a substantial portion of the accrued debt into common stock along with the extension of the remainder of the debt through March 31, 2012, will allow us to avoid a significant expenditure of cash or the need to obtain alternate financing necessary for the repayment of the promissory notes next fiscal year. Refer to Note 3 for a further discussion of this related party transaction.

Based upon our fiscal year 2010 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we may need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenues and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Gains resulting from foreign currency transactions included in other income in the consolidated statements of operations were $252,000 and $321,000 in fiscal years 2009 and 2008, respectively and were immaterial in fiscal year 2007.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2009 and 2008, we had cash deposits and money market funds at banks.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents were $7.5 million as of June 30, 2009 which exceeded the FDIC limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One customer accounted for about 14% of total revenue in fiscal year 2009. None of our customers accounted for more than 10% of our revenues in fiscal years 2008 or 2007.

Sales to customers outside of North America accounted for $15.5 million, $14.6 million and $10.2 million of our total revenue in the fiscal years 2009, 2008 and 2007, respectively.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and ceased amortization of goodwill and began reviewing it annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. Prior to the adoption of SFAS 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years. The amortizable intangibles were fully amortized and remaining intangibles are for goodwill only. We performed annual impairment reviews for fiscal years 2009, 2008 and 2007 and found no impairment.

Impairment of Long-Lived Assets

In connection with the goodwill impairment evaluation provisions of SFAS 142, we performed an annual goodwill impairment review at April 1 every year and we found no impairment in the last three years.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal 2009 and 2008, we did not have any such losses.

Revenue Recognition

Revenue Recognition

We derive revenues from two sources: license fees and support and services. Support and services includes hosting, software maintenance and support and professional services. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

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

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor- specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 11%, 1% and 4% in fiscal years 2009, 2008 and 2007, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, (“EITF 00-03”) on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

We consider a software element covered by SOP 97-2 to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. When a software element exists in a hosting services arrangement, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2. We have established vendor-specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described above under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with SFAS No. 13, Accounting For Leases, as amended (“SFAS No. 13”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in SFAS No. 13, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2009, 2008 and 2007 were $215,000, $254,000 and $358,000, respectively.

Stock-Based Compensation

SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. SFAS 123R also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This tax difference for unexercised options must also be recorded as a deferred tax item and recorded in additional paid in capital.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on July 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. See Note 5 for additional information on FIN 48.

Comprehensive Income / (Loss)

eGain reports comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”). Under SFAS 130, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income / (loss) for each of the three years in the period ended June 30, 2009 is shown in the statement of stockholders’ equity (deficit). Accumulated other comprehensive income / loss presented in the accompanying consolidated balance sheets at June 30, 2009 and 2008 consist solely of accumulated foreign currency translation adjustments.

Net Income / (Loss) Per Common Share

Basic and diluted net income/(loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income/(loss) per common share (in thousands, except per share data):

	Year ended June 30,
	2009	2008	2007
Net income/(loss) applicable to common stockholders	$2,180	$(4,147)	$(7,699)

Basic and diluted net income/(loss) per common share	$0.11	$(0.27)	$(0.50)

Weighted average common shares used in computing basic net income/(loss) per common share	20,611	15,330	15,317

Weighted average common shares used in computing diluted net income/(loss) per common share	20,612	15,330	15,317

Outstanding options and warrants to purchase 4,174,843, 2,814,313, 2,402,507 shares of common stock at June 30, 2009, 2008, and 2007, respectively, were not included in the computation of diluted net income/(loss) per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the fiscal years ended June 30, 2009, 2008 and 2007 is as follows (in thousands):

	Total Revenues	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2009:
North America	$17,609	$1,984	$7,368
Europe	15,435	3,988	5,485
Asia Pacific	175	(2,716)	903

	$33,219	$3,256	$13,756

Year ended June 30, 2008:
North America	$15,512	$(1,459)	$5,098
Europe	14,297	2,052	2,773
Asia Pacific	298	(3,207)	1,163

	$30,107	$(2,614)	$9,034

Year ended June 30, 2007:
North America	$12,258	$(2,911)	$6,901
Europe	9,788	(651)	2,531
Asia Pacific	427	(2,906)	1,120

	$22,473	$(6,468)	$10,552

The following table provides the revenue for the fiscal years 2009, 2008 and 2007:

	Year Ended June 30,
	2009	2008	2007
Revenue:
License	$8,613	$6,570	$3,407
Hosting services	6,558	5,825	4,356
Maint. and support services	8,824	9,505	8,832
Professional services	9,224	8,207	5,878

	$33,219	$30,107	$22,473

One customer accounted for about 14% of total revenue in fiscal year 2009. None of our customers accounted for more than 10% of our revenues in fiscal years 2008 or 2007.

New Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168” or “Codification”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles, and establishes the Codification as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Commencing with the Form 10-Q for the quarter ending September 30, 2009, future filings with the SEC will reference the Codification rather than prior accounting and reporting standards.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on our consolidated statements. We evaluated subsequent events after the balance sheet date of June 30, 2009 through September 25, 2009, the date the financial statements were issued.

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

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,
	2009	2008
Computers and equipment	$2,962	$2,881
Furniture and fixtures	105	132
Leasehold improvements	93	156

Total	3,160	3,169
Accumulated depreciation and amortization	(2,165)	(1,939)

Property and equipment, net	$995	$1,230

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $689,000, $752,000, $645,000 and for the years ended June 30, 2009, 2008 and 2007, respectively. Disposal of fixed assets was $731,000, $2.1 million and $53,000 at June 30, 2009, 2008 and 2007 respectively.

3.    RELATED PARTY NOTES PAYABLE

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended (the “2002 Agreement”), with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bears interest at an effective annual rate of 12% due and payable upon the term of such note. We have the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October, 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note (the “2003 Note”) and received additional warrants to purchase up to 128,766 shares at $3.88 per share. These warrants expired in October 2008. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. These notes were amended and restated on June 29, 2007 and on September 24, 2008.

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of June 30, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of June 30, 2009 was $7.7 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

4.    BANK BORROWINGS

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”). Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of June 30, 2009 the outstanding balance under the Bridge Bank Credit Facility was $3.0 million, and the interest rate was 4.25%. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. As of June 30, 2009 the amount outstanding under the Bridge Bank Term Loan Line was $192,000 with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be reborrowed and (iii) a maturity date of June 24, 2011. As of June 30, 2009 the balance under the Bridge Bank Equipment Line was $48,000, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that require us to

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of June 30, 2009 we were compliant with these financial covenants. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The market price of the warrants at June 30, 2009 was $0.50, and the reduction of fair value of $21,000 was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all the equity ownership of Company, or an uncured event of default.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2009.

Bank Borrowing
2010	$3,125
2011	115
2012	—
2013	—
2014	—
Thereafter	—

Total Bank Borrowing	$3,240

5.    INCOME TAXES

Net income / (loss) before income taxes consisted of the following (in thousands):

	June 30,
	2009	2008	2007
United States	$130	$(4,679)	$(6,348)
Foreign	1,921	738	(1,215)

Total	$2,051	$(3,941)	$(7,563)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	June 30,
	2009	2008	2007
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	3.6	0.2	3.4
Foreign taxes	(39.6)	1.5	(0.7)
Permanent items	0.9	0.0	(0.8)
Expired NOL	0	(38.4)	0
Research and development credits	(8.6)	0.7	0
Other items	(3.1)	0	0.8
Net change in valuation allowance	6.6	(3.2)	(38.1)

Effective tax rate	(6.3)%	(5.2)%	(1.4)%

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit for foreign and state income taxes for year ended June 30, 2009 is $129,000. We recorded a provision for foreign and state income taxes of $206,000 and $136,000 for the years ended June 30, 2008 and 2007 respectively.

The components of the income tax provision are as follows (in thousands):

	June 30,
	2009	2008	2007
Current:
Federal	$(7)	$—	$—
Foreign	(128)	190	128
State	6	16	8

Total current	(129)	206	136
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—

	$(129)	$206	$136

As of June 30, 2009, we had federal and state net operating loss carryforwards of approximately $204 million and $41.6 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2010 through 2028, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity. We also had federal research and development credit carryforwards of approximately $2.4 million as of June 30, 2009 which will expire at various dates beginning in 2015 through 2029, if not utilized. The California research and development credit carryforwards is approximately $2.9 million as of June 30, 2009. The California R&D credits have an indefinite carryover period. We also have UK net operating loss carryforwards of approximately $15.6 million as of June 30, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$71,837	$72,100
Research credits	3,325	3,000
Capitalized research and development	231	500
Stock compensation	390	300
Other	607	300

Total deferred tax assets	76,390	76,200
Valuation allowance for deferred tax assets	(76,328)	(76,200)

Net Deferred Tax Assets	$62	$—

FASB 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets except the deferred tax asset related to India as we believe it is more likely than not that those assets will be realized.

The net valuation allowance increased by $117,000 for year ended June 30, 2009 compared to the decreases of $500,000 and $2.9 million for year ended June 30, 2008 and June 30, 2007, respectively.

Uncertain Tax Positions

Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result there was no cumulative effect of a change in accounting principle.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits during fiscal years 2009 and 2008 were as follows (in thousands):

	6/30/2009	6/30/2008
Beginning balance	$1,236,000		$1,100,000
Increases in balances related to tax positions taken during current periods	$38,000		$136,000
Decrease in balances related to tax positions taken during current periods	$(170,000)	$

Ending balance	$1,104,000		$1,236,000

If the ending balance of $1,104,000 of unrecognized tax benefits at June 30, 2009 were recognized, approximately $19,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest and penalties of $2,000 at June 30, 2009 as of the date of adoption of FIN 48.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years 1994-2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LEASE COMMITMENTS

In May 2009, the Company entered into a capital lease agreement in order to finance software and one year of related support. The lease term commenced in May 2009 when the license was delivered and the Company is obligated to repay the borrowings in 8 quarterly installments of principal and interest of $43,817 beginning on July 1, 2009. At the end of the final installment period, the Company has the option of renewing, returning or purchasing the software. The lease obligation and capitalization amount at inception was $305,000, and the interest rate is 3.06%. As of June 30, 2009, property and equipment for the new capital lease includes $305,000 of software under capital lease and accumulated amortization of assets under capital lease was $8,000.

Principal repayment provisions of this capital lease are as follows at June 30, 2009 (in thousands):,

Fiscal Year	Capital Leases
2010	$181
2011	187
2012	—
2013	—
2014	—
Thereafter	—

Total minimum lease payments	$368

Note that this table includes $63,000 of principal payments due on an insignificant existing capital lease.

We lease our facilities under noncancelable operating leases that expire on various dates through fiscal year 2013. Rent expense for facilities under operating leases was $800,000, $900,000 and $1.2 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. In addition, we generated no sublease rental income for the fiscal years 2009, 2008 and 2007, respectively. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Operating Leases
2010	$841
2011	762
2012	603
2013	621
2014	191
Thereafter	—

Total minimum lease payments	$3,018

7.    EMPLOYEE BENEFIT PLANS

We sponsor an employee savings and retirement plan (the “401(k) Plan”) as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. eGain, at the discretion of its Board of Directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception. We also have defined contribution plans related to our foreign subsidiaries. Amounts expensed under these plans were $238,000, $276,000 and $216,000 for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2009 as follows:

Stock Options:
Options outstanding	2,243,052
Reserved for future grants	1,476,561
Warrants	1,932,737

5,652,350

Common Stock Warrants

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a $2.0 million loan to us evidenced by a subordinated secured promissory note (the “2002 Note”) and received warrants to purchase 236,742 shares of the our common stock at an exercise price equal to $2.11 per share in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. We recorded $1.83 million in related party notes payable and $173,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. These warrants expired in August 2005.

On October 31, 2003, we entered into an amendment to the 2002 purchase agreement with Mr. Roy in which he loaned to us an additional $2.0 million, evidenced by a subordinated secured promissory note (the “2003 Note”) and he received additional warrants to purchase 128,766 shares of our common stock at an exercise price equal to $3.88 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. These warrants expired in October 2008.

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

On June 29, 2007, we entered into an amendment to the 2002 purchase agreement with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note (the “2007 Note”) and he received additional warrants to purchase 333,333 shares of our common stock at an exercise price equal to $1.20 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $187,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the notes. Warrants to purchase 333,333 shares of our common stock remain outstanding as of June 30, 2009 which were issued in connection with this loan.

On June 27, 2008, we entered into a revolving credit facility with Bridge Bank N.A. (“Bridge Bank”), pursuant to which Bridge Bank may advance to us up to $3.6 million evidenced by a loan and security agreement and received warrants to purchase 73,889 shares of the our common stock at an exercise price equal to $0.90 per share in connection with such credit facility. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants (i) are subject to anti-dilution provisions upon the occurrence of certain events such as stock splits and stock dividends, (ii) vest immediately, (iii) expire on June 24, 2011, (iv) are exercisable at any time, (v) are not required to be registered. The warrant contained a put option right that could be exercised by Bridge Bank upon the expiration date or an exit event. Pursuant to the put option right, Bridge Bank has the right to require the Company to purchase the warrant at an amount specified in the Agreement. The $168,000 fair value assigned to the warrant and put options was recorded as debt issuance cost as of June 30, 2008 and will be amortized as interest expense over the term of the Agreement. As of June 30, 2009, $84,000 expense had been recorded related to these warrants. The company accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of June 30, 2009 was $7.7 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2006	441,266	$2.55
Expiration of warrants assumed at June 2004	(312,500)	$2.00
Warrants issued per amendment to Note & Warrant agreement with Ashutosh Roy	333,333	$1.20

Warrants outstanding as of June 30, 2007	462,099	$1.95
Warrants issued per Loan & Warrant agreement with Bridge Bank	73,889	$0.90

Warrants outstanding as of June 30, 2008	535,988	$1.80

Expiration of warrants assumed at October 2003	(128,766)	$3.88
Warrants issued per amendment to Note with related parties	1,525,515	$0.95

Warrants outstanding as of June 30, 2009	1,932,737	$0.99

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

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2006	50,850	907,800	$0.64
Options Exercised	—	—	—
Options Forfeited	—	—	—

Balance at June 30, 2007	50,850	907,800	$0.64
Shares authorized for issuance	500,000	—	—
Options Granted	(250,000)	250,000	$1.25
Options Forfeited	25,000	(25,000)	$0.64

Balance at June 30, 2008	325,850	1,132,800	$0.77
Options Granted	(25,000)	25,000	$0.50
Options Forfeited	23,400	(23,400)	$0.55

Balance at June 30, 2009	324,250	1,134,400	$0.77

2005 Stock Incentive Plan

In March 2005, the board of directors adopted the 2005 Stock Incentive Plan (the “2005 Incentive Plan”), which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the 2005 Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten (10) years from the date of grant. eGain received stockholder approval of the 2005 Incentive Plan at its 2005 Annual Meeting of Stockholders. eGain’s Board of Directors approved an increase in the 2005 Incentive Plan by 1 million shares of common stock in February 2009. eGain will seek stockholder approval of the increase in the 2009 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2006	260,750	199,250	$0.99
Options Granted	(165,800)	165,800	$1.29
Options Forfeited	36,325	(36,325)	$1.33

Balance at June 30, 2007	131,275	328,725	$1.11
Options Granted	(117,250)	117,250	$1.11
Options Forfeited	61,911	(61,911)	$1.33

Balance at June 30, 2008	75,936	384,064	$1.07
Options Granted	(30,000)	30,000	$0.37
Options Forfeited	41,664	(41,664)	$1.30
Shares authorized for issuance	1,000,000	—	—

Balance at June 30, 2009	1,087,600	372,400	$0.99

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

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2006	42,839	155,008	$11.63
Options Exercised	—	(380)	$0.64
Options Forfeited	23,121	(23,121)	$5.36

Balance at June 30, 2007	65,960	131,507	$12.77
Options Granted	(60,200)	60,200	$0.82
Options Exercised	—	(2,622)	$0.64
Options Forfeited	23,209	(23,209)	$2.67

Balance at June 30, 2008	28,969	165,876	$10.04
Options Granted	(12,000)	12,000	$0.64
Options Forfeited	25,620	(25,620)	$4.10

Balance at June 30, 2009	42,589	152,256	$10.29

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

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2006	1,864	614,484	$6.00
Options granted	—	—	$—
Options exercised	—	(7,715)	$0.69
Options forfeited	42,624	(42,624)	$1.56

Balance at June 30, 2007	44,488	564,145	$6.41
Options granted	(102,050)	102,050	$0.80
Options exercised	—	(8,517)	$0.68
Options forfeited	68,773	(68,773)	$2.95

Balance at June 30, 2008	11,211	588,905	$5.92
Options granted	(39,000)	39,000	$0.60
Options forfeited	49,911	(49,911)	$2.77

Balance at June 30, 2009	22,122	577,994	$5.83

In connection with an earlier acquisition, eGain assumed options to purchase 161,000 shares of common stock, of which 6,002 and 6,679 were outstanding as of June 30, 2009 and June 30, 2008 at a weighted average price of $57.41 and $59.77, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30–$0.60	102,850	9.10	$0.47	$4,400	13,630	$0.50	—
$0.64–$0.64	1,097,860	5.73	0.64	—	1,097,860	0.64	—
$0.70–$1.05	227,950	7.22	0.80	—	155,835	0.79	—
$1.08–$1.20	148,513	7.90	1.11	—	73,607	1.11	—
$1.25–$1.25	252,000	8.39	1.25	—	252,000	1.25	—
$1.26–$2.40	236,177	5.20	1.71	—	206,563	1.75	—
$3.32–$144.38	176,452	2.44	24.87	—	174,952	25.04	—
$146.25–$146.25	500	0.93	146.25	—	500	146.25	—
$296.25–$296.25	500	0.56	296.25	—	500	296.25	—
$408.13–$408.13	250	0.46	408.13	—	250	408.13	—

$0.30–$408.13	2,243,052	6.16	$2.91	$4,400	1,975,697	$3.19	$0

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $0.50 as of June 30, 2009 that would have been received by the option holders, had they exercised their options on June 30, 2009. The total intrinsic value of stock options exercised during fiscal year 2009, 2008 and 2007 was $0, $4,581 and $4114, respectively.

Stock-Based Compensation

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

	Year ended June 30, 2009	Year ended June 30, 2008	Year ended June 30, 2007
Non-cash stock-based compensation expense	$(241)	$(318)	$(273)
Income tax benefit	—	—	—

Net income effect	$(241)	$(318)	$(273)

Net effect on earnings per share (basic and diluted)	$(0.01)	$(0.02)	$(0.02)

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the fiscal year ended June 30, 2009, 2008 and 2007, there were 106,000, 529,500 and 165,800 options granted, respectively. All shares of our common stock issued pursuant to the Company’s stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. The weighted-average fair value of the options granted under our stock option plans for the fiscal year ended June 30, 2009, 2008 and 2007 was $0.36, $0.78 and $1.01, respectively using the following assumptions:

	Year ended June 30, 2009	Year ended June 30, 2008	Year ended June 30, 2007
Dividend yield	—	—	—
Expected volatility	80%	80%	92%
Average risk-free interest rate	2.57%	3.95%	4.75%
Expected life (in years)	6.25	6.25	6.25

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

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method.” In Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) the SEC staff described a temporary “simplified method” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In December 2007, the SEC issued SAB No. 110, Share-Based Payment, (“SAB 110”) an amendment of SAB 107. SAB 110 states that the staff will continue to accept, under certain circumstances, the continued use of the “simplified method”.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of June 30, 2009 was $54,609 which is expected to be recognized over the weighted average period of 1.17 years. During the fiscal year ended June 30, 2009, 0 options were exercised. There is no tax benefit related to these options.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements with certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to us. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law.

Historically, costs related to these warranties have not been significant. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

10.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On September 10, 2009, the Court held a final settlement approval hearing but did not rule. It is uncertain whether the settlement will receive final Court approval. If the settlement is not approved and litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    FAIR VALUE MEASUREMENT

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

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

	Balance as of June 30, 2009	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$3,034	$3,034

Liabilities	$—	$—

As of June 30, 2009 we did not have any material Level 2 or 3 assets or liabilities.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS 159.

12.    SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 25, 2009, the date these financial statements were issued.

On September 14, 2009, the Company announced that its board of directors has approved a repurchase program under which it may begin purchasing up to 1,000,000 shares of its common stock. The duration of the repurchase program is open-ended. Under the program, the Company could purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

The following table sets forth information regarding eGain’s current executive officers as of September 22, 2009:

Name	Age	Position
Ashutosh Roy	43	Chief Executive Officer and Chairman
Eric Smit	47	Chief Financial Officer
Promod Narang	51	Senior Vice President of Products and Engineering
Thomas Hresko	59	Senior Vice President of Worldwide Sales

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

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)

Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 5, 2004.

4.3	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated July 6, 2007.

4.4	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

Exhibit No.	Description of Exhibits
10.6	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.7	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.8	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9	Note and Warrant Purchase Agreement by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.10	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.11	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004.

10.12#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.13#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10.14	Note and Warrant Purchase Agreement and Amendment to Subordinated Secured Promissory Notes by and between eGain Communications Corporation and Ashutosh Roy dated June 29, 2007, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.15	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K July 6, 2007.

10.16	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy dated as of June 29, 2007, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.17	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.18	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.19	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.20	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.21	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr, Pilger & Mayer, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN COMMUNICATIONS CORPORATION

Date: September 25, 2009	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2009

/s/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	September 25, 2009

/s/ MARK A. WOLFSON Mark A. Wolfson	Director	September 25, 2009

/s/ DAVID BROWN David Brown	Director	September 25, 2009

/s/ GUNJAN SINHA Gunjan Sinha	Director	September 25, 2009

/s/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 25, 2009

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2009	$204	$(54)	$(11)	$139
Year ended June 30, 2008	$221	$(7)	$(10)	$204
Year ended June 30, 2007	$120	$101	$—	$221

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws, as subsequently amended.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 5, 2004.

4.3	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated July 6, 2007.

4.4	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.7	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.8	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9	Note and Warrant Purchase Agreement by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.10	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.11	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004.

10.12#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.13#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

Exhibit No.	Description of Exhibits
10.14	Note and Warrant Purchase Agreement and Amendment to Subordinated Secured Promissory Notes by and between eGain Communications Corporation and Ashutosh Roy dated June 29, 2007, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.15	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K July 6, 2007.

10.16	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy dated as of June 29, 2007, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.17	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.18	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.19	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.20	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.21	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr, Pilger & Mayer, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*