Form 10-K/A
period 2009-06-30
EGAIN COMMUNICATIONS CORP
filed 2009-10-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Original Report”) is being filed solely to correct the reference to the Registration Statements on Forms S-8 in the consent (Exhibit 23.1) of Burr, Pilger & Mayer LLP (“BPM”) included with eGain’s consolidated financial statements. This amendment continues to speak as of the date of the Original Report and does not otherwise update any exhibits as originally filed or otherwise reflect events occurring after the filing of the Original Report. Accordingly, this amendment should be read in conjunction with the Original Report.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of the Original Report.

2. Financial Statement Schedule

Financial statement schedule, which is included at the end of the Original Report:

Schedule II—Valuation and Qualifying Accounts.

3. Exhibits

See Item 15(b) of this amended report.

All other schedules have been omitted since they are either not required, not applicable or the information has been included in the consolidated financial statements or notes thereto.

(b) Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits

3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1,
File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 5, 2004.

4.3	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated July 6, 2007.

4.4	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.7	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.8	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9	Note and Warrant Purchase Agreement by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.10	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.11	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004.

10.12#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.13#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10.14	Note and Warrant Purchase Agreement and Amendment to Subordinated Secured Promissory Notes by and between eGain Communications Corporation and Ashutosh Roy dated June 29, 2007, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.15	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K July 6, 2007.

10.16	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy dated as of June 29, 2007, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.17	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.18	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.19	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.20	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.21	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

21.1	Subsidiaries of eGain Communications Corporation.+

23.1	Consent of Burr, Pilger & Mayer, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.+

24.1	Power of Attorney (see Signature Page).+

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*+

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
+	Previously filed with eGain’s Form 10-K for the fiscal year ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN COMMUNICATIONS CORPORATION

Date: October 15, 2009	By:	/s/ ASHUTOSH ROY
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2009
Ashutosh Roy

/s/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	October 15, 2009

/s/ MARK A. WOLFSON*	Director	October 15, 2009
Mark A. Wolfson

/s/ DAVID BROWN*	Director	October 15, 2009
David Brown

/s/ GUNJAN SINHA*	Director	October 15, 2009
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA*	Director	October 15, 2009
Phiroz P. Darukhanavala

*/s/ ERIC N. SMIT	Attorney-in-fact	October 15, 2009
Eric N. Smit

EXHIBIT INDEX

3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1,
File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated April 5, 2004.

4.3	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated July 6, 2007.

4.4	Form of Warrant to purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated June 27, 2008.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6	Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated as of December 24, 2002, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.7	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K filed on December 27, 2002.

10.8	Amendment #2 to Note and Warrant Purchase Agreement by and between eGain Communications Corporation and Ashutosh Roy dated October 31, 2003, filed on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9	Note and Warrant Purchase Agreement by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. dated as of March 31, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.10	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on April 5, 2004.

10.11	Restructuring Agreement between eGain and each holder of Series A Convertible Preferred Stock, dated
September 29, 2004, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 30, 2004.

10.12#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.13#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10.14	Note and Warrant Purchase Agreement and Amendment to Subordinated Secured Promissory Notes by and between eGain Communications Corporation and Ashutosh Roy dated June 29, 2007, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.15	Form of Subordinated Secured Promissory Note, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K July 6, 2007.

10.16	Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy dated as of June 29, 2007, filed as Exhibit 10.3 to eGain’s Current Report on Form 8-K on July 6, 2007.

10.17	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.18	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.19	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.20	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.21	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

21.1	Subsidiaries of eGain Communications Corporation.+

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.+

24.1	Power of Attorney (see Signature Page).+

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*+

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
+	Previously filed with eGain’s Form 10-K for the fiscal year ended June 30, 2009.