Form 10-Q
period 2009-09-30
EGAIN COMMUNICATIONS CORP
filed 2009-11-16
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock $0.001 par value	22,213,223

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,678	$7,511
Restricted cash	13	13
Accounts receivable, net	4,573	4,308
Prepaid and other current assets	446	538

Total current assets	9,710	12,370
Property and equipment, net	992	995
Goodwill	4,880	4,880
Other assets	391	391

Total assets	$15,973	$18,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,123	$979
Accrued compensation	2,066	2,429
Accrued liabilities	1,667	2,141
Deferred revenue	5,328	5,398
Capital lease obligation	180	181
Bank borrowings	125	3,125

Total current liabilities	10,489	14,253
Deferred revenue, net of current portion	207	133
Capital lease obligation, net of current portion	141	187
Related party notes payable	7,944	7,697
Bank borrowings, net of current portion	83	115
Other long term liabilities	349	344

Total liabilities	19,213	22,729

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	22	22
Additional paid-in capital	323,605	323,550
Notes receivable from stockholders	(77)	(76)
Accumulated other comprehensive loss	(494)	(506)
Accumulated deficit	(326,296)	(327,083)

Total stockholders’ deficit	(3,240)	(4,093)

Total liabilities and stockholders’ deficit	$15,973	$18,636

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2009	2008
Revenue:
License	$1,954	$1,599
Recurring services	3,984	4,110
Professional services	2,037	2,430

Total revenue	7,975	8,139
Cost of license	68	19
Cost of recurring services	1,152	1,128
Cost of professional services	1,295	1,713

Gross profit	5,460	5,279

Operating costs and expenses:
Research and development	1,170	1,525
Sales and marketing	2,434	2,782
General and administrative	786	1,047

Total operating costs and expenses	4,390	5,354

Income / (loss) from operations	1,070	(75)
Interest expense, net	(277)	(485)
Other income / (expense)	(6)	24

Income / (loss) before income taxes	787	(536)
Benefit for income taxes	—	14

Net income / (loss)	$787	$(522)

Per Share information:
Basic net income / (loss) per common share	$0.04	$(0.03)

Diluted net income / (loss) per common share	$0.04	$(0.03)

Weighted average shares used in computing basic net income / (loss) per common share	22,213	15,857

Weighted average shares used in computing diluted net income / (loss) per common share	22,221	15,857

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income / (loss)	$787	$(522)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Depreciation	144	236
Stock based compensation	55	83
Provisions for doubtful accounts and sales returns	7	97
Amortization of debt issuance costs	21	21
Accrued interest and amortization of discount on related party notes payable	247	420
Changes in operating assets and liabilities:
Accounts receivable	(343)	(1,569)
Prepaid and other current assets	68	98
Other assets	3	1
Accounts payable	155	18
Accrued compensation	(341)	149
Other accrued liabilities	(461)	51
Deferred revenue	111	(420)
Other long term liabilities	9	(13)

Net cash provided by (used in) operating activities	462	(1,350)

Cash flows from investing activities:
Purchases of property and equipment	(151)	(169)

Net cash used in investing activities	(151)	(169)

Cash flows from financing activities:
Payments on borrowings	(3,031)	(25)
Payments on capital lease	(46)	—
Proceeds from borrowings	—	63

Net cash provided by (used in) financing activities	(3,077)	38

Effect of change in exchange rates on cash and cash equivalents	(67)	(65)

Net decrease in cash and cash equivalents	(2,766)	(1,546)
Cash and cash equivalents at beginning of period	7,511	3,790

Cash and cash equivalents at end of period	$4,678	$2,244

Supplemental cash flow disclosures:
Cash paid for interest	$11	$74
Cash paid for taxes	$—	$—
Non cash items:
Debt Conversion	$—	$6,516
Issuance of warrants due to debt conversion	$—	$272

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2009 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2010. We have evaluated material subsequent events requiring recognition or disclosure through November 13, 2009, the date of issuance of our consolidated financial statements and there were none.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2009, we had $4.7 million of cash and cash equivalents on hand, a stockholders’ deficit of $3.2 million and an accumulated deficit of $326.3 million. Although we recorded $787,000 of net income for the three months ended September 30, 2009, our operating history shows our inability to consistently generate profits from operations. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least through September 30, 2010. However, if our future operations do not generate sufficient revenue and operating profits to cover expenses, and if we are required to raise additional financing, we cannot assure that additional financing will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially and adversely affect our business, financial condition and operating results.

Reclassification

Historically we have reported revenue derived from two sources: 1) license fees and 2) support and services, which were comprised of hosting, software maintenance and support, and professional services. Starting the first quarter of fiscal year 2010, we have revised our reported revenue sources to separate support and services into two sources: 1) recurring services, which are comprised of hosting and software maintenance and support, and 2) professional services. The division is appropriate because recurring services contracts are generally long term, (one or two years in length) for ongoing services, which typically renew, whereas professional services contracts generally cover discrete activities, for example, installation, configuration or training that do not typically renew once the activity is complete.

For the three months ended September 30, 2008, to conform to the fiscal 2010 classifications, we reclassified $4.1 million to recurring services revenue and $2.4 million to professional services revenue from the support and services revenue of $6.5 million. In addition, we reclassified $1.1 million to cost of recurring services and $1.7 million to cost of professional services from the costs of support and services of $2.8 million. The table below summarizes the information (in thousands).

	Three months ended September 30, 2008
	Reported in fiscal year 2010	Reported in fiscal year 2009
Recurring services revenue	$4,110	$—
Professional services revenue	$2,430	$—
Support and services revenue	$—	$6,540

Total revenue reclassification	$6,540	$6,540

Cost of recurring services	$1,128	$—
Cost of professional services	$1,713	$—
Cost of support and services	$—	$2,841

Total cost of revenue reclassification	$2,841	$2,841

Change in Estimate

In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we will no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we will begin to record royalties earned under the Cisco OEM agreement as license revenue. In the quarter ended September 30, 2009, but prior to the effective date of the amendment we increased the minimum margin to 48% from 40% in the second half of fiscal 2009 and 25% in the quarter ended September 30, 2008. The changes in minimum margin were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the Cisco OEM agreement. The change in accounting estimate resulted in an increase to our professional services revenue of $420,000 and an increase to our net income by $0.02 per share for the three months ended September 30, 2009 compared to a revenue increase of $700,000 and a corresponding positive impact to our net loss ($0.05 loss per share) for the comparable year-ago quarter.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Software Revenue Recognition

Revenue Recognition

We derive revenue from three sources: license fees, recurring services, and professional services. Recurring services includes hosting, software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards, or for a hosting transaction, ASC Topic 605, Accounting for Revenue Arrangements with Multiple Deliverables. For fixed fee arrangements, the services revenue is recognized in accordance with the provisions of ASC Topic 605, Accounting for Performance of Construction Type and Certain Production Type Contracts, when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 7% and 19% for the three months ended September 30, 2009 and 2008, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, the reseller’s financial status, our past experience with the particular reseller and whether there are any return provisions, price protection or other allowances. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hosting Services Revenue

Included in recurring services revenue is revenue derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for our software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC Topic 605 using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability ASC Topic 985, Software Revenue, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a hosting services arrangements, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in recurring services revenue is revenue derived from maintenance and support. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Included in professional services revenue are revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method provided we are able to estimate such cost and efforts.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Stock-Based Compensation

The stock based compensation expense in our condensed consolidated statement of operations for the three months ended September 30, 2009 and 2008 was $55,000 and $83,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended September 30,
	2009	2008
Cost of recurring services	$2	$2
Cost of professional services	6	6
Research and development	17	14
Sales and marketing	12	9
General and administrative	18	52

Total stock-based compensation expense	$55	$83

We utilized the Black-Scholes valuation model for estimating the fair value of the stock based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended September 30, 2009 and 2008, were 915,200 and 30,000, with a weighted-average fair value of $0.52 and $0.49, respectively, using the following assumptions:

	Three months ended September 30,
	2009	2008
Dividend yield	—	—
Expected volatility	80%	80%
Average risk-free interest rate	2.80%	3.27%
Expected life (in years)	6.25	6.25

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

In developing our estimate of expected life, we determined that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method.” In ASC 718, Accounting for Stock Compensation, the SEC staff described a temporary “simplified method” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of September 30, 2009 was $346,000, which is expected to be recognized over the weighted average period of 1.80 years. There were no options exercised for the three months ended September 30, 2009 and 2008.

Note 4. Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income/ (loss) per common share.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended September 30,
	2009	2008
Net income / (loss) applicable to common stockholders	$787	$(522)

Basic and diluted net income / (loss) per common share	$0.04	$(0.03)

Weighted-average common shares used in computing basic net income / (loss) per common share	22,213	15,857
Effect of dilutive options and warrants	8	—

Weighted-average common shares used in computing diluted net income / (loss) per common share	22,221	15,857

Outstanding options and warrants to purchase 5,016,968 and 4,335,165 shares of common stock for the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted net income / (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income / (Loss)

We report comprehensive income / (loss) and its components in accordance with ASC Topic 220, Comprehensive Income. Under the accounting standards comprehensive income / (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $799,000 for the three months ended September 30, 2009 as compared to a comprehensive loss of $477,000 for the comparable year-ago quarter ended September 30, 2008. “Accumulated other comprehensive income /(loss)” presented in the accompanying consolidated balance sheets at September 30, 2009 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the comprehensive income / (loss) (unaudited, in thousands):

	Three months ended September 30,
	2009	2008
Net income / (loss)	$787	$(522)
Foreign currency translation adjustments	12	45

Comprehensive income / (loss)	$799	$(477)

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Segment Reporting ASC Topic 280, Segment Reporting are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2009	2008
Total Revenue:
North America	$4,146	$4,141
Europe, Middle East and Africa	3,796	3,927
Asia Pacific	33	71

	$7,975	$8,139

Operating Income / (Loss):
North America	$745	$169
Europe, Middle East and Africa	978	596
Asia Pacific*	(653)	(840)

	$1,070	$(75)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2009	2008
North America	$6,747	$3,906
Europe	3,545	3,496
Asia Pacific	801	1,063

	$11,093	$8,465

The following table provides revenue information for the three months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,
	2009	2008
Revenue :
License	$1,954	$1,599
Hosting services	1,678	1,620
Maintenance & support services	2,305	2,491
Professional services	2,038	2,429

	$7,975	$8,139

For the three months ended September 30, 2009, there was one customer that accounted for 18% of total revenue and there was one customer that accounted for 11% of total revenue in the comparable year-ago quarter.

Note 7. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended (the “2002 Agreement”), with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bears interest at an effective annual rate of 12%, due and payable upon the term of such note. We have the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by a secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory note has a term of five years and bears interest at an effective annual rate of 12% due and payable upon the maturity of such note. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of September 30, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of September 30, 2009 was $7.9 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A., as may be amended from time to time (“Bridge Bank”). Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of September 30, 2009

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there was no outstanding balance under the Bridge Bank Credit Facility. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. As of September 30, 2009, the amount outstanding under the Bridge Bank Term Loan Line was $166,000 with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be reborrowed and (iii) a maturity date of June 24, 2011. As of September 30, 2009, the balance under the Bridge Bank Equipment Line was $42,000, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of September 30, 2009, we were compliant with these financial covenants. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants are revalued each quarter and the fair value of $0.43 at September 30, 2009 was calculated using the market price of $0.84. The increase of fair value of $18,000 was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all the equity ownership of Company, or an uncured event of default.

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at September 30, 2009.

Bank Borrowings
September 30, 2010	$125
September 30, 2011	83
September 30, 2012	—
September 30, 2013	—
September 30, 2014	—
Thereafter	—

Total Bank Borrowings	$208

Note 9. Income Taxes

Income taxes are accounted for using the liability method. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

The FASB clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, the FASB provides guidance under ASC Topic 740 on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our tax provision consists of foreign and state income taxes.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11. New Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance for certain revenue arrangements that include software elements. The guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 and which are not; excluding tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from its scope. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted for revenue arrangements entered into or materially modified. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple deliverable arrangement. In the instance an arrangement includes software deliverables as well as non-software related deliverables, the provisions of Topic 985 would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In June 2009, the FASB issued the FASB ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). We adopted this standard as of September 30, 2009. The adoption of this standard changed how we reference various elements of GAAP when preparing our financial statement disclosures, but had no impact on our financial position, results of operations or cash flows.

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On September 10, 2009, the Court held a final settlement approval hearing. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. If the settlement were to be overturn on appeal and litigation were to proceed, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

Note 13. Fair Value Measurement.

The FASB standard on Fair Value Measurement defines fair value, establishes a framework for measuring fair value to measure assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The standard applies whenever other statements require or permit assets or liabilities to be measured at fair value.

U.S. GAAP requires a three-tier fair value hierarchy, of which the first two are considered observable and the last unobservable, that is intended to increase the consistency and comparability in fair value measurements and related disclosures. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The adoption of this standard with respect to our financial assets and liabilities, did not impact our consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis as of September 30, 2009 (unaudited, in thousands):

	Balance as of September 30, 2009	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$2,628	$2,628

Liabilities	$—	$—

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments primarily include money market funds. We use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to Level 1 investments. As of September 30, 2009, we did not have any material Level 2 or 3 assets or liabilities.

Note 14. Share Repurchase Program

On September 14, 2009, the Company announced that its board of directors has approved a repurchase program under which it may begin purchasing up to 1,000,000 shares of its common stock. The duration of the repurchase program is open-ended. Under the program, the Company could purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand. As of September 30, 2009, there was no share repurchased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development of our strategic relationships and third party distribution channels; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license business when compared with management’s projections; the anticipated revenue to us from the Cisco OEM agreement; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to manage our expenditures and estimate future expense, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; currency fluctuations and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

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

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2009, which we filed with the Securities and Exchange Commission on September 28, 2009.

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2009	2008
Revenue:

License	24%	20%
Recurring services	50%	50%
Professional services	26%	30%

Total revenue	100%	100%
Cost of license	1%	0%
Cost of recurring services	15%	14%
Cost of professional services	16%	21%

Gross profit	68%	65%

Operating costs and expenses:
Research and development	15%	19%
Sales and marketing	30%	34%
General and administrative	10%	13%

Total operating costs and expenses	55%	66%

Income / (loss) from operations	13%	(1)%

Revenue

Total revenue decreased 2% to $8.0 million in the quarter ended September 30, 2009 from $8.1 million in the quarter ended September 30, 2008. During the three months ended September 30, 2009, there was one customer that accounted for 18% of total revenue and there was one customer that accounted for 11% of total revenue in the comparable year-ago quarter. The impact of the foreign exchange fluctuation between the U.S. dollar and European currencies resulted in decreases of approximately $632,000 in total revenue for the three months ended September 30, 2009, as compared to the comparable year-ago quarter.

There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in recent months due to the global economic slowdown and the increased volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuates from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business excluding the Cisco OEM agreement was 63% for the quarter ended September 30, 2009, compared to 50% for the comparable year-ago quarter. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended September 30,
	2009	2008	Change	%
Revenue:
License	$1,954	$1,599	$355	22%
Percentage of total revenue	24%	20%

License revenue increased 22% to $2.0 million in the quarter ended September 30, 2009 from $1.6 million in the comparable year-ago quarter. License revenue in the quarter ended September 30, 2009 was negatively impacted by approximately $175,000 due to the strengthening of the U.S. dollar against the European currencies in which certain licenses were denominated. In the quarter ended September 30, 2009, we signed an amendment to our OEM agreement with Cisco Systems, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we will begin to record royalties earned under the Cisco OEM agreement as license revenue from the effective date of the amendment. In prior periods, royalties earned from the Cisco OEM agreement were recorded as professional services revenue.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods but we anticipate total license revenue to increase in fiscal year 2010.

Recurring Services Revenue

(in thousands)	Three Months Ended September 30,
	2009	2008	Change	%
Revenue:
Hosting services	$1,679	$1,620	$59	4%
Maintenance and support services	$2,305	$2,490	$(185)	(7)%

Total recurring services	$3,984	$4,110	$(126)	(3)%
Percentage of total revenue	50%	50%

Recurring services revenue includes hosting and software maintenance and support services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Recurring services revenue decreased 3% to $4.0 million in the quarter ended September 30, 2009 from $4.1 million for the comparable year-ago quarter. Recurring services revenue represented 50% of total revenue for the quarters ended September 30, 2009 and 2008.

Hosting revenue increased 4% to $1.7 million in the quarter ended September 30, 2009 from the comparable year-ago quarter. Without the $120,000 impact of the U.S. dollar strengthening compared to the European currencies, hosting revenue would have increased by approximately $179,000 or approximately 11% for the quarter ended September 30, 2009. The increase was primarily due to the increased size of new hosting contracts with larger enterprises. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support services revenue decreased 7% to $2.3 million in the quarter ended September 30, 2009 from $2.5 million in the comparable year-ago quarter. Without the $203,000 impact of the U.S. dollar strengthening compared to the European currencies, maintenance and support revenue would have increased by approximately $18,000 or approximately 1% for the quarter ended September 30, 2009. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support revenue to increase in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional Services Revenue

(in thousands)	Three Months Ended September 30,
	2009	2008	Change	%
Revenue:
Professional services	$2,037	$2,430	$(393)	(16)%
Percentage of total revenue	26%	30%

Professional services revenue decreased 16% to $2.0 million in the quarter ended September 30, 2009 from $2.4 million in the comparable year-ago quarter. Without the $134,000 impact of the U.S. dollar strengthening compared to the European currencies, professional services revenue would have decreased by approximately $259,000 or approximately 11% for the quarter ended September 30, 2009. The decrease for the three months ended September 30, 2009 was primarily due to a decrease in revenue from the Cisco OEM agreement. In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we will no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we will begin to record royalties earned under the Cisco OEM agreement as license revenue. In the quarter ended September 30, 2009, but prior to the effective date of the amendment we increased the minimum margin to 48% from 40% in the second half of fiscal 2009 and 25% in the quarter ended September 30, 2008. The changes in minimum margin were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the Cisco OEM agreement. The change in accounting estimate resulted in a revenue increase of $420,000 and an increase to our net income by $0.02 per share for the three months ended September 30, 2009 compared to a revenue increase of $700,000 and a corresponding positive impact to our net loss ($0.05 loss per share) for the comparable year-ago quarter. Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to decrease in future periods.

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2009	2008	Change	%
Cost of Revenue	$2,515	$2,860	$(345)	(12)%
Percentage of total revenue	32%	35%
Gross Margin	68%	65%

Total cost of revenue decreased 12% to $2.5 million in the quarter ended September 30, 2009 from $2.9 million in the comparable year-ago quarter. Total cost of revenue represented 32% and 35% of total revenue in the quarter ended September 30, 2009 and 2008, respectively. The decrease was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $212,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease of $143,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (iii) a decrease in outside consulting expense of $77,000, and was partially offset by an increase of $75,000 in the third-party software royalties. Gross margin for the quarter ended September 30, 2009 was 68% compared to 65% in the comparable year-ago quarter. The increase in gross margin was primarily due to the increase in our license revenue and the decrease in the cost of revenue.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Cost of license	$68	$19	$49	258%
Percentage of license revenue	1%	0%
Gross Margin	99%	100%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license increased by $49,000 in the quarter ended September 30, 2009 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 1% (a gross margin of approximately 99%) in the quarter ended September 30, 2009 as compared to an approximately 0% (a gross margin of approximately 100%) the comparable year-ago quarter.

We anticipate cost of license to remain relatively constant as a percentage of total license revenues in future periods.

Cost of Recurring Services

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Cost of recurring services	$1,152	$1,128	$24	2%
Percentage of recurring services revenue	29%	27%
Gross Margin	71%	73%

Cost of recurring services included personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring services increased 2% to $1.2 million in the quarter ended September 30, 2009 from $1.1 million in the comparable year-ago quarter. The increase primarily consisted of (i) an increase in support on third-party software of $73,000 (ii) an increase of $66,000 in personnel and personnel-related expenses, (iii) an increase of $27,000 in hosting related costs and was partially offset by a decrease in our international subsidiaries’ expenses of approximately $89,000 from the strengthening of the U.S. dollar against the European and Indian currencies.

Excluding the impact from any future foreign currency fluctuations and based upon current revenue expectations, we anticipate cost of recurring services to increase slightly in future periods.

Cost of Professional Services

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Cost of professional services	$1,295	$1,713	$(418)	(24)%
Percentage of professional revenue	64%	70%
Gross Margin	36%	30%

Cost of professional services includes personnel costs for consulting services. In addition, we recorded costs associated with the Cisco OEM agreement starting the second quarter in fiscal year 2006. In the quarter ended September 30, 2009, we signed an amendment to this agreement, with an effective date of July 27, 2009. Based upon certain changes, we will no longer record the costs associated with the Cisco OEM agreement as cost of professional services from the effective date of the amendment. There was minimal cost associated with the Cisco OEM agreement for the quarter ended September 30, 2009 compared to $183,000 for the comparable year-ago quarter. The services delivered in connection with this agreement for the comparable year-ago quarter were performed by research and development personnel totaling approximately $143,000 with the remainder of $40,000 by services personnel.

Total cost of professional services for the three months ended September 30, 2009 decreased 24% to $1.3 million, compared to $1.7 million in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $143,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease in international subsidiaries’ expenses of approximately $123,000 from the strengthening of the U.S. dollar against the European and Indian currencies, (iii) a decrease of $77,000 in outside consulting services, and (iv) the decrease in personnel and personnel-related expenses by $58,000.

Excluding the impact from any future foreign currency fluctuations and based upon current revenue expectations, we anticipate cost of professional services to remain relatively constant in absolute dollars in future periods.

Research and Development

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Research and Development	$1,170	$1,525	$(355)	(23)%
Percentage of total revenue	15%	19%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs decreased 23% to $1.2 million in the quarter ended September 30, 2009 from $1.5 million in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $242,000 in personnel related costs from the decreased headcount in North America, (ii) decreased outside consulting services of $194,000, and (iii) a decrease in our international subsidiaries’ expenses of approximately $59,000 from the strengthening of the U.S. dollar against the European and Indian currencies and was partially offset by the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of professional services that contributed an increase of $143,000. Total research and development expenses as a percentage of total revenue were 15% in the quarter ended September 30, 2009 and 19% in the comparable year-ago quarter.

Excluding any fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to remain relatively constant in absolute dollars in future periods.

Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Sales	$2,031	$2,278	$(247)	(11)%
Marketing	$403	$504	$(101)	(20)%

Total Sales and Marketing	$2,434	$2,782	$(348)	(13)%
Percentage of total revenue	30%	34%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 13% to $2.4 million in the quarter ended September 30, 2009 from $2.8 million in the comparable year-ago quarter. Total sales and marketing expenses as a percentage of total revenues were 30% in the quarter ended September 30, 2009 compared to 34% in the comparable year-ago quarter.

Total sales expenses in the quarter ended September 30, 2009 decreased 11% to $2.0 million from $2.3 million in the quarter ended September 30, 2008. The decrease for the quarter was primarily due to (i) the decrease in our international subsidiaries’ expenses of approximately $180,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (ii) the decrease of $132,000 in personnel and personnel-related expenses related to the reduction in headcount, which was partially offset by an increase of $69,000 in outside consulting expenses.

Total marketing expenses in the quarter ended September 30, 2009 decreased 20% to $403,000 from $504,000 in the comparable year-ago quarter. The decrease for the quarter was primarily due to (i) a decrease of $50,000 in marketing program expense, (ii) the decrease in our international subsidiaries’ expenses of approximately $36,000 from the strengthening of the U.S. dollar against the European and Indian currencies and (iii) the decrease of $16,000 in personnel and personnel-related expenses.

We anticipate sales and marketing expenses to increase in future periods based upon current revenue expectations, excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

General and Administrative

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
General and Administrative	$786	$1,047	$(261)	(25)%
Percentage of total revenue	10%	13%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense in the quarter ended September 30, 2009 decreased 25% to $786,000 from $1.0 million in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $78,000 in personnel and personnel-related expense, (ii) a decrease of $68,000 in outside consulting services and other expenses, (iii) a decrease of $39,000 in bad debt expense, (iv) a decrease in stock based compensation expense by $34,000 and (v) a decrease in our international subsidiaries’ expenses of approximately $31,000 from the strengthening of the U.S. dollar against the European and Indian currencies. Total general and administrative expenses as a percentage of total revenue were 10% in the quarter ended September 30, 2009 compared to 13% in the comparable year-ago quarter.

We anticipate general and administrative expenses to increase slightly in absolute dollars in future periods based upon current revenue expectations, excluding the fluctuation of foreign exchange rates in European and Indian currencies against the U.S. dollar.

Stock-Based Compensation

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Cost of recurring services	$2	$2	$—	—
Cost of professional services	6	6	—	—
Research and development	17	14	3	21%
Sales and marketing	12	9	3	33%
General and administrative	18	52	(34)	(65)%

Total Stock-Based Compensation	$55	$83	$(28)	(34)%
Percentage of total revenue	1%	1%

Stock based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

Income / (Loss) From Operations

	Three Months Ended September 30,
(in thousands)	2009	2008	Change	%
Operating Income / (Loss)	$1,070	$(75)	$1,145	NM
Operating Margin	13%	(1)%

NM – Not Meaningful

Operating income was $1.1 million in the quarter ended September 30, 2009 compared to an operating loss of $75,000 in the comparable year-ago quarter. We recorded 13% operating margin in the quarter ended September 30, 2009 compared to a negative 1% operating margin in the comparable year-ago quarter. The change of operating income in the quarter ended September 30, 2009 primarily included a decrease in revenue by $164,000 including the negative impact of approximately $632,000 from the fluctuation of foreign currencies against the U.S. dollar and a decrease in total costs and operating expenses of $1.3 million. The decrease in total costs and operating expenses primarily consisted of (i) a decrease of approximately $518,000 in international expenses due to the strengthening of the U.S. dollar against the European and Indian currencies, (ii) a decrease in personnel-related costs of $465,000 from a headcount reduction in sales force and in research and development (iii) a decrease of $227,000 in outside consulting expenses primarily related to the Cisco OEM agreement and third-party consulting services in Europe, (iv) decreased other expenses of $42,000 and (v) a decrease of $39,000 in bad debt expense.

Interest Expense, net

Interest expense decreased 43% to $277,000 in the quarter ended September 30, 2009 from $485,000 in the comparable year-ago quarter. The decrease was primarily due to the decrease in the related party notes payable balances which resulted from the conversion agreement and amendment to subordinated secured promissory notes entered into on September 24, 2008 as amended. (See Note 7 – Related Party Notes Payable). We expect interest expense to increase in future periods.

Other Income and Expense

We recorded other expense of $6,000 for the quarter ended September 30, 2009 compared to other income of $24,000 for the comparable year-ago quarter.

Income Tax Benefit

There was no income tax or income tax benefit recorded for the quarter ended September 30, 2009 and we recorded an income tax benefit of $14,000 for the comparable year-ago quarter.

Liquidity and Capital Resources

Overview

As of September 30, 2009 our cash and cash equivalents were $4.7 million with a negative working capital of $779,000 compared to cash and cash equivalents of $7.5 million and a negative working capital of $1.9 million as of June 30, 2009. As of September 30, 2009, our current liabilities included $5.3 million of current deferred revenue compared to $5.4 million on June 30, 2009.

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

If adequate funds are not available on acceptable terms, our ability to sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new hosting and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”), as may be amended from time to time (See Note 8 – “Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to Silicon Valley Bank (“SVB”) and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of September 30, 2009 we were compliant with these financial covenants and had $3.0 million available credit under the Bridge Bank Credit Facility.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Pursuant to the Agreement, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. The principal and interest due on the loans as of September 30, 2009 was $7.9 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2012. The principal and interest due on the loans as of September 30, 2009 was $6.3 million. As of September 30, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of September 30, 2009 was $1.6 million. As of September 30, 2009, no warrants were outstanding.

Cash Flows

Net cash provided by operating activities was $462,000 for the three months ended September 30, 2009 compared to net cash used in operating activities of $1.4 million from the same period last year. Net cash provided by operating activities for the three months ended September 30, 2009 consisted primarily of a net income of $787,000, plus non-cash expenses related to depreciation, stock-based compensation, accrued interest and amortization of discount on related party notes, amortization of debt issuance costs, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended September 30, 2009 primarily consisted of the increase in accounts receivable by $343,000 and the decreases in accrued liabilities by $461,000 and accrued compensation by $341,000. This was partially offset by the increases of $155,000 in accounts payable and $111,000 in deferred revenue. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the partial payment of audit fees. The decrease in accrued compensation was primarily due to the decrease in sales commission.

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

Net cash used in investing activities was $151,000 for the three months ended September 30, 2009 compared to net cash used in investing activities of $169,000 for the comparable year-ago quarter. Cash used in investing activities for the quarter was a net of purchase of equipment and software for increased hosted customers and new employees.

Net cash used in financing activities was $3.1 million for the three months ended September 30, 2009 compared to net cash provided by financing activities of $38,000 for the comparable year-ago quarter. Net cash used in financing activities for the three months ended September 30, 2009 included a repayment of $3.0 million of existing bank borrowings and $46,000 payment on capital leases. Net cash provided by financing activities for the comparable year-ago quarter was a net of $63,000 proceeds from new bank borrowings and $25,000 payment on existing bank borrowings.

Commitments

A material change from the contractual obligations as of June 30, 2009 included a repayment of $3.0 million of the existing bank borrowings in July, 2009. There were no other material changes to our contractual obligations since June 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in commitment schedule as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2009. There was no significant change since June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at September 30, 2009 totaled approximately $4.3 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. During the three months ended September 30, 2009, there was no significant fluctuation in foreign currency exchange rates between U.S. dollar and the Euro and the British pound and the Rupee. If the dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

Item 4T.	Controls and Procedures

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

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On September 10, 2009, the Court held a final settlement approval hearing. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. If the settlement were to be overturn on appeal and litigation were to proceed, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: November 16, 2009	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ ERIC N. SMIT
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