Form 10-Q
period 2009-12-31
EGAIN COMMUNICATIONS CORP
filed 2010-02-16
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”; “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2009
Common Stock $0.001 par value	22,178,589

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,970	$7,511
Restricted cash	13	13
Accounts receivable, net	4,688	4,308
Prepaid and other current assets	437	538

Total current assets	11,108	12,370
Property and equipment, net	968	995
Goodwill	4,880	4,880
Other assets	398	391

Total assets	$17,354	$18,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$801	$979
Accrued compensation	1,787	2,429
Accrued liabilities	1,662	2,141
Deferred revenue	6,118	5,398
Capital lease obligation	177	181
Bank borrowings	125	3,125

Total current liabilities	10,670	14,253
Deferred revenue, net of current portion	223	133
Capital lease obligation, net of current portion	99	187
Related party notes payable	8,199	7,697
Bank borrowings, net of current portion	52	115
Other long term liabilities	338	344
Total liabilities	19,581	22,729

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	22	22
Additional paid-in capital	323,644	323,550
Notes receivable from stockholders	(78)	(76)
Accumulated other comprehensive loss	(580)	(506)
Accumulated deficit	(325,235)	(327,083)

Total stockholders’ deficit	(2,227)	(4,093)

Total liabilities and stockholders’ deficit	$17,354	$18,636

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
License	$2,516	$3,529	$4,470	$5,128
Recurring services	4,292	3,637	8,276	7,748
Professional services	1,504	2,423	3,541	4,852

Total revenue	8,312	9,589	16,287	17,728
Cost of license	83	19	151	38
Cost of recurring services	1,129	1,078	2,281	2,204
Cost of professional services	1,336	1,501	2,631	3,216

Gross profit	5,764	6,991	11,224	12,270

Operating costs and expenses:
Research and development	1,285	1,400	2,455	2,925
Sales and marketing	2,350	2,851	4,784	5,633
General and administrative	731	873	1,517	1,920

Total operating costs and expenses	4,366	5,124	8,756	10,478

Income from operations	1,398	1,867	2,468	1,792
Interest expense, net	(279)	(335)	(556)	(820)
Other income , net	36	341	30	365

Income before income taxes	1,155	1,873	1,942	1,337
Benefit / (provision) for income taxes	(94)	96	(94)	110

Net income	$1,061	$1,969	$1,848	$1,447

Per Share information:
Basic net income per common share	$0.05	$0.09	$0.08	$0.08

Diluted net income per common share	$0.04	$0.09	$0.08	$0.08

Weighted average shares used in computing basic net income per common share	22,205	22,213	22,209	19,035

Weighted average shares used in computing diluted net income per common share	24,232	22,213	22,444	19,035

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,848	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301	409
Loss on disposal of fixed assets	—	7
Stock-based compensation	132	172
Provisions for doubtful accounts and sales returns	(17)	163
Amortization of debt issuance costs	42	—
Accrued interest and amortization of discount on related party notes payable	502	700
Changes in operating assets and liabilities:
Accounts receivable	(433)	(4,032)
Prepaid and other current assets	56	263
Other assets	6	(37)
Accounts payable	(168)	(541)
Accrued compensation	(624)	859
Accrued liabilities	(465)	24
Deferred revenue	916	728
Other long term liabilities	(1)	(36)

Net cash provided by operating activities	2,095	126

Cash flows from investing activities:
Purchases of property and equipment	(277)	(234)
Proceeds from sales of fixed assets	—	14

Net cash used in investing activities	(277)	(220)

Cash flows from financing activities:
Payments on borrowings	(3,062)	(55)
Payments on capital lease	(87)	—
Payments to repurchase stock	(44)	—
Proceeds from borrowings	—	63
Net proceeds from issuance of common stock	5	—

Net cash provided by (used in) financing activities	(3,188)	8

Effect of change in exchange rates on cash and cash equivalents	(171)	101

Net increase (decrease) in cash and cash equivalents	(1,541)	15
Cash and cash equivalents at beginning of period	7,511	3,790

Cash and cash equivalents at end of period	$5,970	$3,805

Supplemental cash flow disclosures:
Cash paid for interest	$16	$142
Cash paid for taxes	$94	$—

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2009 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2010. We have evaluated material subsequent events requiring recognition or disclosure through February 12, 2010 the date of issuance of our consolidated financial statements and there were none.

Reclassification

Historically we have reported revenue derived from two sources: 1) license fees and 2) support and services, which were comprised of hosting, software maintenance and support, and professional services. Starting the first quarter of fiscal year 2010, we have revised our reported revenue sources to separate support and services into two sources: 1) recurring services, which are comprised of hosting and software maintenance and support, and 2) professional services. The division is appropriate because recurring services contracts are generally long term (one or two years in length) for ongoing services, which typically renew, whereas professional services contracts generally cover discrete activities, for example, installation, configuration or training that do not typically renew once the activity is complete.

For the three months ended December 31, 2008, to conform to the fiscal 2010 classifications, we reclassified $3.6 million to recurring services revenue and $2.4 million to professional services revenue from the support and services revenue of $6.1 million. In addition, we reclassified $1.1 million to cost of recurring services and $1.5 million to cost of professional services from the cost of support and services of $2.6 million.

For the six months ended December 31, 2008, to conform to the fiscal 2010 classifications, we reclassified $7.7 million to recurring services revenue and $4.9 million to professional services revenue from the support and services revenue of $12.6 million. In addition, we reclassified $2.2 million to cost of recurring services and $3.2 million to cost of professional services from the cost of support and services of $5.4 million. The table below summarizes the information (in thousands).

	Three months ended December 31, 2008		Six months ended December 31, 2008
	Reported fiscal year 2010	Reported fiscal year 2009	Reported fiscal year 2010	Reported fiscal year 2009
Recurring services revenue	$3,637	$—	$7,748	$—
Professional services revenue	2,423	—	4,852	—
Support and services revenue	—	6,060	—	12,600

Total revenue reclassification	$6,060	$6,060	$12,600	$12,600

Cost of recurring services	$1,078	$—	$2,204	$—
Cost of professional services	1,501	—	3,216	—
Cost of support and services	—	2,579	—	5,420

Total cost of revenue reclassification	$2,579	$2,579	$5,420	$5,420

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Estimate

In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we will no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we will begin to record royalties earned under the Cisco OEM agreement as license revenue. In the quarter ended September 30, 2009, but prior to the effective date of the amendment, we increased the minimum margin to 48% from 40% in the second half of fiscal 2009 and 25% in the quarter ended September 30, 2008. The changes in minimum margin were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the Cisco OEM agreement. The change in accounting estimate resulted in an increase to our professional services revenue of $420,000 and an increase to our net income by $0.02 per share for the three months ended September 30, 2009 compared to a revenue increase of $700,000 and a corresponding positive impact to our net loss ($0.05 loss per share) for the comparable year-ago quarter.

Note 2. Software Revenue Recognition

Revenue Recognition

We derive revenue from three sources: license fees, recurring services, and professional services. Recurring services include hosting and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC Topic 605, Revenue Recognition for hosting transactions to determine the accounting treatment for multiple elements. We also apply ASC Topic 605, Revenue Recognition for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 5% and 21% for the three months ended December 31, 2009 and 2008, respectively. License sales to resellers as a percentage of total revenue was approximately 6% and 20% for the six months ended December 31, 2009 and 2008, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, the reseller’s financial status, our past experience with the particular reseller and whether there are any return provisions, price protection or other allowances. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Professional Services Revenue

Included in professional services revenue are revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

Note 3. Stock-Based Compensation

The stock-based compensation expense in our condensed consolidated statement of operations for the three months ended December 31, 2009 and 2008 was $77,000 and $89,000, respectively, and for the six months ended December 31, 2009 and 2008 was $132,000 and $172,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Cost of professional and recurring services	$11	$7	$19	$15
Research and development	23	11	40	25
Sales and marketing	16	6	28	15
General and administrative	27	65	45	117

Total stock-based compensation expense	$77	$89	$132	$172

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options granted during the three months ended December 31, 2009 and 2008, were 21,000 and 54,000, with a weighted-average fair value of $0.70 and $0.30, respectively. Options granted during the six months ended December 31, 2009 and 2008 were 936,200 and 84,000, with a weighted-average fair value of $0.52 and $0.37, respectively, using the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	80%	80%	80%	80%
Average risk-free interest rate	2.64%	2.41%	2.79%	2.72%
Expected life (in years)	6.25	6.25	6.25	6.25

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. In the three months ended December 31, 2009, the Company changed from using the “simplified method” of developing the estimate of the expected life to basing it on the historical exercise behavior of our employees. The Company has developed sufficient historical exercise behavior in order to develop the estimate of the expected life of our options granted. The change in the estimate had minimal effect on both the expected life and the valuation of the stock options. We determined the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of the grant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of December 31, 2009 was $279,000, which is expected to be recognized over the weighted average period of 1.70 years. There were 8,416 options exercised for the three and six months ended December 31, 2009 and there were no options exercised for the three and six months ended December 31, 2008.

Note 4. Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31
	2009	2008	2009	2008
Net income applicable to common stockholders	$1,061	$1,969	$1,848	$1,447

Basic net income per common share	$0.05	$0.09	$0.08	$0.08

Weighted-average common shares used in computing basic net income per common share	22,205	22,213	22,209	19,035
Effect of dilutive options and warrants	2,027	—	235	—

Weighted-average common shares used in computing diluted net income per common share	24,232	22,213	22,444	19,035

Diluted net income per common share	$0.04	$0.09	$0.08	$0.08

Outstanding options and warrants to purchase 2,986,967 and 4,239,989 shares of common stock for the three months ended December 31, 2009 and 2008, respectively, and 4,778,763 and 4,239,714 for the six months ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income

We report comprehensive income and its components in accordance with ASC Topic 220, Comprehensive Income. Under the accounting standards comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The comprehensive income was $975,000 and $1.8 million for the three and six months ended December 31, 2009, respectively, as compared to a comprehensive income of $1.9 million and $1.4 million for the comparable year-ago periods. “Accumulated other comprehensive income /(loss)” presented in the accompanying consolidated balance sheets at December 31, 2009 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the comprehensive income (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income	$1,061	$1,969	$1,848	$1,447
Foreign currency translation adjustments	(86)	(100)	(74)	(55)

Comprehensive income	$975	$1,869	$1,774	$1,392

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Segment Reporting ASC Topic 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Total Revenue:
North America	$3,893	$3,726	$8,039	$7,867
Europe	4,372	5,812	8,168	9,739
Asia Pacific	47	51	80	122

	$8,312	$9,589	$16,287	$17,728

Operating Income/ (Loss):
North America	$346	$(62)	$1,091	$107
Europe	1,631	2,644	2,609	3,240
Asia Pacific*	(579)	(715)	(1,232)	(1,555)

	$1,398	$1,867	$2,468	$1,792

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	Three Months Ended December 31,
	2009	2008
North America	$7,095	$4,011
Europe	4,568	6,298
Asia Pacific	811	826

	$12,474	$11,135

The following table provides revenue information for the three and six months ended December 31, 2009 and 2008, respectively, (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue :
License	$2,516	$3,529	$4,470	$5,128
Recurring services	4,292	3,637	8,276	7,748
Professional services	1,504	2,423	3,541	4,852

	$8,312	$9,589	$16,287	$17,728

For the three months ended December 31, 2009, there were two customers that accounted for 14% and 15% of total revenue respectively, and there were two customers that accounted for 21% and 11% of total revenue respectively, in the comparable year-ago quarter. For the six months ended December 31, 2009, there was one customer that accounted for 16% of total revenue and there was one customer that accounted for 11% of total revenue for the same period last year.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of December 31, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of December 31, 2009 was $8.2 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A., as may be amended from time to time (“Bridge Bank”). Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of December 31, 2009 there was no outstanding balance under the Bridge Bank Credit Facility. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in thirty six equal monthly payments of principal and interest. As of December 31, 2009, the amount outstanding under the Bridge Bank Term Loan Line was $142,000 with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be re-borrowed and (iii) a maturity date of June 24, 2011. As of December 31, 2009, the balance under the Bridge Bank Equipment Line was $35,000, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of December 31, 2009, we were compliant with these financial covenants. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants are revalued each quarter and the fair value of $0.59 at December 31, 2009 was calculated using the market price of $1.04. The increase of fair value of $12,000 was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all our equity ownership or an uncured event of default.

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at December 31, 2009.

Bank Borrowings
December 31, 2010	$125
December 31, 2011	52
December 31, 2012	—
December 31, 2013	—
December 31, 2014	—
Thereafter	—

Total Bank Borrowings	$177

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Commitments

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. During the three months ended December 31, 2009, we changed the warranty period from a 90 day period to a period of up to one year from the date of delivery in response to industry trends. The effect of this change in estimate was immaterial for the three and six months ended December 31, 2009.

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

Historically, costs related to these warranties have not been significant; however we cannot guarantee that a warranty reserve will not become necessary in the future.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ( ASU 2010-06 ), Fair Value Measurement and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2011); early adoption is permitted. We are currently evaluating the impact of adopting ASU 2010-06 on our consolidated financial statements.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On September 10, 2009, the Court held a final settlement approval hearing. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis as of December 31, 2009 (unaudited, in thousands):

	Balance as of December 31, 2009	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$3,231	$3,231

Liabilities	$—	$—

Investments primarily include money market funds. We use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to Level 1 investments. As of December 31, 2009, we did not have any material Level 2 or 3 assets or liabilities.

Note 14. Share Repurchase Program

On September 14, 2009, we announced that our board of directors has approved a repurchase program under which it may begin purchasing up to 1,000,000 shares of its common stock. The duration of the repurchase program is open-ended. Under the program, we could purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand. As of December 31, 2009, we had repurchased and retired 43,050 shares at an average price of $1.03 per share.

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

Results of Operations

The following table sets forth the results of operations for the periods presented (unaudited), expressed as a percentage of total revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
License	30%	37%	27%	29%
Recurring services	52%	38%	51%	44%
Professional services	18%	25%	22%	27%

Total revenue	100%	100%	100%	100%
Cost of license	1%	0%	1%	0%
Cost of recurring services	14%	11%	14%	13%
Cost of professional services	16%	16%	16%	18%

Gross profit	69%	73%	69%	69%

Operating costs and expenses:
Research and development	15%	15%	15%	16%
Sales and marketing	28%	30%	30%	32%
General and administrative	9%	9%	9%	11%

Total operating costs and expenses	52%	54%	54%	59%

Income from operations	17%	19%	15%	10%

Revenue

Total revenue decreased 13% to $8.3 million in the quarter ended December 31, 2009 from $9.6 million in the quarter ended December 31, 2008. New hosting transactions increased 111% for the quarter ending December 31, 2009 compared to the comparable year-ago quarter. During the three months ended December 31, 2009, there were two customers that accounted for 14% and 15% of total revenue, respectively, and there were two customers that accounted for 21% and 11% of total revenue, respectively, in the comparable year-ago quarter. Total revenue for the six months ended December 31, 2009 decreased 8% to $16.3 million, compared to $17.7 million in the same period last year. New hosting transactions increased 45% for the six months ending December 31, 2009 compared to the same period last year. During the six months ended December 31, 2009, there was one customer that accounted for 16% of total revenue and there was one customer that accounted for 11% of total revenue in the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. dollar and European currencies resulted in an increase of $354,000 in total revenue for the three months ended December 31, 2009 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the total revenue for the six months ended December 31, 2009 was minimal as compared to the same period last year.

There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in the last two years due to the global economic slowdown and the increased volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuates from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business excluding the Cisco OEM agreement was 43% for the quarter ended December 31, 2009, compared to 16% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business excluding the Cisco OEM agreement was 53% for the six months ended December 31, 2009, compared to 31% for the same period last year. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2009	2008	Change	%	2009	2008	Change	%
Revenue:
License	$2,516	$3,529	$(1,013)	(29)%	$4,470	$5,128	$(658)	(13)%
Percentage of total revenue	30%	37%			27%	29%

License revenue decreased 29% to $2.5 million in the quarter ended December 31, 2009 from $3.5 million in the comparable year-ago quarter. License revenue in the quarter was positively impacted by $280,000 due to the strengthening of the European currencies in which certain licenses were denominated against the U.S. dollar. The license revenue for the quarter included one large transaction of $800,000 compared to a total of $3.3 million from three large transactions in the comparable year-ago quarter. License revenue represented 30% and 37% of total revenue for the quarters ended December 31, 2009 and 2008, respectively.

License revenue decreased 13% to $4.5 million for the six months ended December 31, 2009 from $5.1 million in the same period last year. License revenue for the six months ended December 31, 2009 was positively impacted by $299,000 due to the strengthening of the Euro in which certain licenses were denominated against the U.S. dollar. License revenue represented 24% and 29% of total revenue for the six months ended December 31, 2009 and 2008, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of the U.K. pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods but we anticipate total license revenue to increase in fiscal year 2010.

Recurring Services Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2009	2008	Change	%	2009	2008	Change	%
Revenue:
Hosting services	$1,977	$1,616	$361	22%	$3,656	$3,236	$420	13%
Maintenance and support services	2,315	2,021	294	15%	4,620	4,512	108	2%

Total recurring services	$4,292	$3,637	$655	18%	$8,276	$7,748	$528	7%
Percentage of total revenue	52%	38%			51%	44%

Recurring services revenue includes hosting and software maintenance and support services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Recurring services revenue increased 18% to $4.3 million in the quarter ended December 31, 2009 from $3.6 million for the comparable year-ago quarter. Recurring services revenue represented 52% and 38% of total revenue for the quarters ended December 31, 2009 and 2008, respectively. Recurring services revenue increased 7% to $8.3 million in the six months ended December 31, 2009 from $7.7 million for the same period last year. Recurring services revenue represented 51% and 44% of total revenue for the six months ended December 31, 2009 and 2008, respectively.

Hosting revenue increased 22% to $2.0 million in the quarter ended December 31, 2009 from the comparable year-ago quarter. The impact from the foreign currency fluctuations on hosting revenue was minimal for the quarter ended December 31 2009. The increase was primarily due to two new hosting contracts totaling approximately $2.5 million entered into in the last two fiscal quarters which began generating hosting revenue in fiscal year 2010.

Hosting revenue increased 13% to $3.7 million in the six months ended December 31, 2009 from the same period last year. Hosting revenue was negatively impacted by $112,000 due to the weakening of the British pound against the U.S. dollar. The increase was primarily due to the increased size of new hosting contracts with larger enterprises. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support services revenue increased 15% to $2.3 million in the quarter ended December 31, 2009 from $2.0 million in the comparable year-ago quarter. The impact from the foreign currency fluctuations on maintenance and support service revenue was minimal for the quarter ended December 31, 2009. The increase in maintenance and support service revenue was primarily due to the improved renewal rates for existing support customers and increased license revenue over the last few quarters.

Maintenance and support services revenue increased 2% to $4.6 million in the six months ended December 31, 2009 from the same period last year. Maintenance and support services revenue was negatively impacted by $149,000 due to the weakening of the British pound against the U.S. dollar. The increase in maintenance and support services revenue was primarily due to the improved renewal rates for existing support customers and increased license revenue. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support revenue to increase in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional Services Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Revenue:
Professional services	$1,504	$2,423	$(919)	(38)%	$3,541	$4,852	$(1,311)	(27)%
Percentage of total revenue	18%	25%			22%	27%

Professional services revenue decreased 38% to $1.5 million in the quarter ended December 31, 2009 from $2.4 million in the comparable year-ago quarter. The impact from the foreign currency fluctuations on professional service revenue was minimal for the quarter ended December 31, 2009. The decrease was primarily due to a decrease in professional services revenue from the Cisco OEM agreement. There was no additional revenue recorded for the profit margin from the Cisco OEM agreement in the quarter ended December 31, 2009 compared to $480,000 in the comparable year-ago quarter. Professional services revenue represented 18% and 25% of total revenue for the quarters ended December 31, 2009 and 2008, respectively.

Professional services revenue decreased 27% to $3.5 million in the six months ended December 31, 2009 from $4.9 million in the same period last year. Professional services revenue was negatively impacted by $64,000 due to the weakening of the British pound against the U.S. dollar. The decrease for the six months ended December 31, 2009 was primarily due to a decrease in professional services revenue from the Cisco OEM agreement. In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we will begin to record royalties earned under the Cisco OEM agreement as license revenue. In the quarter ended September 30, 2009, but prior to the effective date of the amendment we increased the minimum margin to 48%. As a result, we recorded a revenue increase of $420,000 and an increase to our net income by $0.02 per share for the six months ended December 31, 2009 compared to a revenue increase of $1.2 million and an increase to our net income by $0.01 per share for the same period last year.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to remain relatively constant in future periods.

Cost of Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of Revenue
Cost of Revenue	$2,548	$2,598	$(50)	(2)%	$5,063	$5,458	$(395)	(7)%
Percentage of total revenue	31%	27%			31%	31%
Gross Margin	69%	73%			69%	69%

Total cost of revenue decreased 2% to $2.5 million in the quarter ended December 31, 2009 from $2.6 million in the comparable year-ago quarter. Total cost of revenue represented 31% and 27% of total revenue in the quarter ended December 31, 2009 and 2008, respectively. The decrease was primarily due to (i) a decrease of $91,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease of $29,000 in personnel related expenses, (iii) a decrease in outside consulting expense of $18,000, and was partially offset by an increase of $80,000 in the third-party software royalties. Gross margin for the quarter ended December 31, 2009 was 69% compared to 73% in the comparable year-ago quarter. The decrease in gross margin was primarily due to the decrease in our total revenue and was partially offset by the decrease in the cost of revenue.

Total cost of revenue decreased 7% to $5.1 million in the six months ended December 31, 2009 from $5.5 million in the same period last year. Total cost of revenue represented 31% of total revenue for the six months ended December 31, 2009 and 2008, respectively. The decrease was primarily due to (i) a decrease of $234,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease in international subsidiaries’ expenses of approximately $212,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar, (iii) a decrease in outside consulting expense of $89,000, and was partially offset by an increase of $154,000 in the third-party software royalties. Gross margin for the six months ended December 31, 2009 was 69% unchanged from the same period last year.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of License	$83	$19	$64	337%	$151	$38	$113	297%
Percentage of license revenue	3%	1%			3%	1%
Gross Margin	97%	99%			97%	99%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license increased by $64,000 in the quarter ended December 31, 2009 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 3% (a gross margin of approximately 97%) in the quarter ended December 31, 2009 as compared to approximately 1% (a gross margin of approximately 99%) in the comparable year-ago quarter.

Total cost of license increased by $113,000 for the six months ended December 31, 2009 from the same period last year. Total cost of license as a percentage of total license revenue was approximately 3% (a gross margin of approximately 97%) for the six months ended December 31, 2009 as compared to approximately 1% (a gross margin of approximately 99%) in the same period last year.

We anticipate cost of license to remain relatively constant as a percentage of total license revenues in future periods.

Cost of Recurring Services

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of recurring services	$1,129	$1,078	$51	5%	$2,281	$2,204	$77	3%
Percentage of recurring service revenue	26%	30%			28%	28%
Gross Margin	74%	70%			72%	72%

Cost of recurring services included personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring services increased 5% to $1.1 million in the quarter ended December 31, 2009 from the comparable year-ago quarter. The increase primarily consisted of an increase of $28,000 in hosting related costs and an increase in support of third-party software of $16,000 and (iii) an increase in our international subsidiaries’ expenses of approximately $13,000 primarily from the strengthening of the British pound and Indian rupee against the U.S. dollar.

Total cost of recurring services increased 3% to $2.3 million in the six months ended December 31, 2009 from the same period last year. The increase primarily consisted of (i) an increase of $64,000 in personnel and personnel-related expenses, (ii) an increase of $56,000 in hosting related costs, (iii) an increase in support on third-party software of $41,000 and was partially offset by a decrease in our international subsidiaries’ expenses of approximately $72,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar. Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring services to increase slightly in future periods.

Cost of Professional Services

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of professional services	$1,336	$1,501	$(165)	(11)%	$2,631	$3,216	$(585)	(18)%
Percentage of professional service revenue	89%	62%			74%	66%
Gross Margin	11%	38%			26%	34%

Cost of professional services includes personnel costs for consulting services. In addition, we recorded costs associated with the Cisco OEM agreement starting the second quarter in fiscal year 2006. In the quarter ended September 30, 2009, we signed an amendment to this agreement, with an effective date of July 27, 2009. Based upon certain changes, we will no longer record the costs associated with the Cisco OEM agreement as cost of professional services from the effective date of the amendment. There was no cost associated with the Cisco OEM agreement for the quarter ended December 31, 2009 compared to $91,000 for the comparable year-ago quarter. Total cost of professional services for the quarter ended December 31, 2009 decreased 11% to $1.3 million, compared to $1.5 million in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $91,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease in personnel and personnel-related expenses by $33,000, and (iii) a decrease of $31,000 in outside consulting services and other expense.

Total cost of professional services for the six months ended December 31, 2009 decreased 18% to $2.6 million, compared to $3.2 million in the same period last year. The decrease was primarily due to (i) a decrease of $234,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease in international subsidiaries’ expenses of approximately $140,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar, (iii) a decrease of $106,000 in outside consulting services and other expense, and (iv) a decrease of $92,000 in personnel and personnel related expense.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to remain relatively constant in absolute dollars in future periods.

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Research and Development	$1,285	$1,400	$(115)	(8)%	$2,455	$2,925	$(470)	(16)%
Percentage of total revenue	15%	15%			15%	16%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs decreased 8% to $1.3 million in the quarter ended December 31, 2009 from $1.4 million in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $195,000 in personnel related costs from the decreased headcount in North America, (ii) a decrease in outside consulting services of $10,000, and was partially offset by the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of professional services that contributed an increase of $91,000 and (ii) an increase in our international subsidiaries’ expenses of approximately $20,000 primarily from the strengthening of the British pound and Indian rupee against the U.S. dollar. Total research and development expenses as a percentage of total revenue were 15% for both of the quarters ended December 31, 2009 and 2008.

Research and development costs decreased 16% to $2.5 million for the six months ended December 31, 2009 from $2.9 million in the same period last year. The decrease was primarily due to (i) a decrease of $411,000 in personnel related costs from the decreased headcount in North America, (ii) a decrease in outside consulting services of $204,000, (iii) a decrease in our international subsidiaries’ expenses of approximately $42,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar and was partially offset by the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of professional services that contributed an increase of $234,000. Total research and development expenses as a percentage of total revenue was 15% and 16% for the six months ended December 31, 2009 and 2008, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to remain relatively constant in absolute dollars in future periods.

Sales and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Sales	$1,939	$2,402	$(463)	(19)%	$3,974	$4,680	$(706)	(15)%
Marketing	$411	$449	$(38)	(8)%	$810	$953	$(143)	(15)%

Total Sales and Marketing	$2,350	$2,851	$(501)	(18)%	$4,784	$5,633	$(849)	(15)%
Percentage of total revenue	28%	30%			30%	32%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 18% to $2.4 million in the quarter ended December 31, 2009 from $2.9 million in the comparable year-ago quarter. Total sales and marketing expenses as a percentage of total revenues were 28% in the quarter ended December 31, 2009 compared to 30% in the comparable year-ago quarter. Sales and marketing expense decreased 15% to $4.8 million for the six months ended December 31, 2009 from $5.6 million in the same period last year. Total sales and marketing expenses as a percentage of total revenues were 30% and 32% for the six months ended December 31, 2009 and 2008, respectively.

Total sales expenses in the quarter ended December 31, 2009 decreased 19% to $1.9 million from $2.4 million in the quarter ended December 31, 2008. The decrease for the quarter was primarily due to (i) a decrease of $310,000 in sales commission expense, (ii) a decrease of $201,000 in personnel and personnel related expense related to a reduction in our worldwide sales force, (iii) a decrease of $27,000 in outside consulting services and was partially offset by the increase in our international subsidiaries’ expenses of approximately $64,000 primarily from the strengthening of the British pound and Indian rupee against the U.S. dollar.

Total sales expenses for the six months ended December 31, 2009 decreased 15% to $4.0 million from $4.7 million in the same period last year. The decrease for the six months was primarily due to (i) a decrease of $410,000 in sales commission expense, (ii) a decrease of $270,000 in personnel and personnel related expense related to a reduction in our worldwide sales force (iii) a decrease in our international subsidiaries’ expenses of approximately $78,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar which was partially offset by an increase of $39,000 in outside consulting services.

Total marketing expenses in the quarter ended December 31, 2009 decreased 8% to $411,000 from $449,000 in the comparable year-ago quarter. The decrease for the quarter was primarily due to (i) a decrease of $53,000 in marketing program expense which was partially offset by an increase in our international subsidiaries’ expenses of approximately $16,000 from the strengthening of the British pound and Indian rupee against the U.S. dollar.

Total marketing expenses for the six months ended December 31, 2009 decreased 15% to $810,000 from $951,000 in the same period last year. The decrease for the quarter was primarily due to a decrease of $103,000 in marketing program expense and a decrease in our international subsidiaries’ expenses of approximately $21,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar.

Excluding the impact from any future foreign currency fluctuations, we anticipate sales and marketing expenses to increase in future periods based upon current revenue expectations.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
General and Administrative	$731	$873	$(142)	(16)%	$1,517	$1,920	$(403)	(21)%
Percentage of total revenue	9%	9%			9%	11%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense in the quarter ended December 31, 2009 decreased 16% to $731,000 from $873,000 in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $71,000 in bad debt expense, (ii) a decrease of $50,000 in personnel and personnel-related expense and (iii) a decrease of $33,000 in outside consulting services, auditing and other expenses. Total general and administrative expenses as a percentage of total revenue were 9% for both of the quarters ended December 31, 2009 and 2008.

Total general and administrative expense for the six months ended December 31, 2009 decreased 21% to $1.5 million from $1.9 million in the same period last year. The decrease was primarily due to (i) a decrease of $137,000 in outside consulting services, auditing, legal and other expenses, (ii) a decrease of $105,000 in bad debt expense, (iii) a decrease of $72,000 in stock-based compensation expense, (iv) a decrease of $57,000 in personnel and personnel-related expense and (v) a decrease in our international subsidiaries’ expenses of approximately $24,000 primarily from the weakening of the British pound and Indian rupee against the U.S. dollar. Total general and administrative expenses as a percentage of total revenue were 9% and 11% for the six months ended December 31, 2009 and 2008, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expenses to increase slightly in absolute dollars in future periods based upon current revenue expectations.

Stock-Based Compensation

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Cost of professional and recurring services	$11	$7	$4	57%	$19	$15	$4	27%
Research and development	23	11	12	109%	40	25	15	60%
Sales and marketing	16	6	10	167%	28	15	13	87%
General and administrative	27	65	(38)	(58)%	45	117	(72)	(62)%

Total Stock-Based Compensation	$77	$89	$(12)	(13)%	$132	$172	$(40)	(23)%
Percentage of total revenue	1%	1%			1%	1%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The changes for the three and six months ended December 31, 2009, as compared to same periods last year, were minimal.

Income From Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2009	2008	Change	%	2009	2008	Change	%
Operating Income	$1,398	$1,867	$(469)	(25)%	$2,468	$1,792	$676	38%
Operating Margin	17%	19%			15%	10%

Operating income was $1.4 million in the quarter ended December 31, 2009 compared to an operating income of $1.9 million in the comparable year-ago quarter. We recorded a 17% operating margin in the quarter ended December 31, 2009 compared to a 19% operating margin in the comparable year-ago quarter. The decrease of operating income in the quarter ended December 31, 2009 primarily included a decrease in revenue by $1.3 million including the positive impact of approximately $354,000 from the strengthening of the European currencies against the U.S. dollar and a decrease in total costs and operating expenses of $808,000. The decrease in total costs and operating expenses primarily consisted of (i) a decrease in personnel-related costs of $772,000 from a headcount reduction in sales force and in research and development (ii) a decrease of $98,000 in outside consulting expenses primarily related to the Cisco OEM agreement and third-party consulting services in Europe, (iii) a decrease of $71,000 in bad debt expense and was partially offset by an increase of approximately $117,000 in international expenses due to the strengthening of the European and Indian currencies against the U.S. dollar.

Operating income was $2.5 million for the six months ended December 31, 2009 compared to an operating income of $1.8 million in the same period last year. We recorded a 15% operating margin in the six months ended December 31, 2009 compared to a 10% operating margin in the same period last year. The increase of operating income in the six months ended December 31, 2009 primarily included a decrease in total costs and operating expenses of $2.1 million partially offset by a decrease in revenue by $1.4 million. The impact from the fluctuation of foreign currencies against the U.S. dollar on the total revenue was minimal for the six months period. The decrease in total costs and operating expenses primarily consisted of (i) a decrease in personnel-related costs of $1.2 million from headcount reductions in sales and in research and development, (ii) a decrease of approximately $378,000 in international expenses primarily due to the weakening of the British pound and Indian currencies against the U.S. dollar, (iii) a decrease of $315,000 in outside consulting expenses primarily related to the Cisco OEM agreement and third-party consulting services in Europe, (iv) a decrease of $105,000 in bad debt expense and (v) a decrease of $80,000 in legal and other expense.

Interest Expense, net

Interest expense decreased 17% to $279,000 in the quarter ended December 31, 2009 from $335,000 in the comparable year-ago quarter. Interest expense decreased 32% to $556,000 in the six months ended December 31, 2009 from $820,000 in the same period last year. The decrease for the six months ended December 31, 2009, was primarily due to the decrease in the related party notes payable balances which resulted from the conversion agreement and amendment to subordinated secured promissory notes entered into on September 24, 2008 as amended. (See Note 7—Related Party Notes Payable). We expect interest expense to increase in future periods.

Other Income and Expense

We recorded other income of $36,000 for the quarter ended December 31, 2009 compared to other income of $341,000 for the comparable year-ago quarter. Other income for the six months ended December 31, 2009 was $30,000 compared to other income of $365,000 in the same period last year. Other income for the three and six months ended December 31, 2008 was primarily due to a $300,000 exchange rate gain on foreign accounts receivable.

Income Tax Benefit

There was an income tax expense of $94,000 for the quarter ended December 31, 2009 compared to an income tax benefit of $96,000 for the comparable year-ago quarter. Income tax expense for the six months ended December 31, 2009 was $94,000 compared to the income tax benefit of $110,000 in the same period last year. The income tax expenses recorded for the three and six months ended December 31, 2009 was primarily related to our foreign subsidiaries. The income tax benefit for last year was primarily related to the reversal of the income tax provision for our Indian subsidiary.

Liquidity and Capital Resources

Overview

As of December 31, 2009 our cash and cash equivalents were $6.0 million with a working capital of $438,000 compared to cash and cash equivalents of $7.5 million and a negative working capital of $1.9 million as of June 30, 2009. As of December 31, 2009, our current liabilities included $6.1 million of current deferred revenue compared to $5.4 million on June 30, 2009.

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

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”), as may be amended from time to time (See Note 8—“Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to Silicon Valley Bank (“SVB”) and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of December 31, 2009 we were compliant with these financial covenants and had $3.0 million available credit under the Bridge Bank Credit Facility.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Pursuant to the Agreement, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. The principal and interest due on the loans as of December 31, 2009 was $8.2 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

On June 29, 2007 we entered into an agreement that amends and restates outstanding notes issued to Mr. Roy. Pursuant to this amendment, Mr. Roy loaned to us an additional $2.0 million and extended the maturity date of the previous notes through March 31, 2012. The principal and interest due on the loans as of December 31, 2009 was $6.5 million. As of December 31, 2009, warrants to purchase 333,333 shares of common stock were vested and outstanding.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. pursuant to which they loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The principal and interest due on the loans as of December 31, 2009 was $1.7 million. As of December 31, 2009, no warrants were outstanding.

Cash Flows

Net cash provided by operating activities was $2.1 million for the six months ended December 31, 2009 compared to net cash provided by operating activities of $126,000 from the same period last year. Net cash provided by operating activities for the six months ended December 31, 2009 consisted primarily of a net income of $1.8 million, plus non-cash expenses related to depreciation, stock-based compensation, accrued interest and amortization of discount on related party notes, amortization of debt issuance costs, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2009 primarily consisted of the increase in accounts receivable by $433,000 and the decreases in accrued compensation by $624,000 and accrued liabilities by $465,000. This was partially offset by the increases of $916,000 in deferred revenue. The decrease in accrued compensation was primarily due to the decrease in sales commission. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the partial payment of audit fees. The increase in deferred revenue was primarily due to the increase in deferred maintenance and support payments received as a large number of our customers have annual maintenance and support renewals that come due in the quarter.

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

Net cash used in investing activities was $277,000 for the six months ended December 31, 2009 compared to net cash used in investing activities of $220,000 for the same period last year. Cash used in investing activities for the six months ended December 31, 2009 and 2008 was due to the purchase of equipment and software for increased hosted customers and new employees.

Net cash used in financing activities was $3.2 million for the six months ended December 31, 2009 compared to net cash provided by financing activities of $8,000 for the same period last year. Net cash used in financing activities for the six months ended December 31, 2009 included a repayment of $3.0 million of existing bank borrowings, $87,000 payment on capital leases and $44,000 on the repurchase of our stock. Net cash provided by financing activities for the same period last year was a net of $63,000 proceeds from new bank borrowings and $55,000 payment on existing bank borrowings.

Commitments

There was no significant change to our contractual obligations since September 30, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in commitment schedule as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2009. There was no significant change since June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at December 31, 2009 totaled approximately $5.4 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. During the three months ended December 31, 2009, there was no significant fluctuation in foreign currency exchange rates between U.S. dollar and the Euro and the British pound and the Rupee. If the dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On September 10, 2009, the Court held a final settlement approval hearing. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

On September 14, 2009, we announced that our Board of Directors has approved a stock repurchase program under which we may begin purchasing up to 1,000,000 shares of its common stock. The duration of the repurchase program is open-ended. Under the program, we could purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by our management. The repurchases have been and will be funded by cash on hand and the duration of the repurchase program is open-ended.

The following table provides information on such purchases during the second fiscal quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
Oct.1 – Oct. 31, 2009	—	—	—	1,000,000
Nov.1 – Nov. 30, 2009	12,650	$1.08	12,650	987,350
Dec.1 – Dec. 31, 2009	30,400	$1.00	30,400	956,950

Total	43,050		43,050	956,950

Item 4.	Submission of Matters to a Vote of Security Holders

On November 12, 2009, eGain’s annual meeting of stockholders was held and the following matters were voted on:

1. The following individuals were elected to the board of directors to serve until the 2010 annual meeting of stockholders and thereafter until their successors are elected and qualified:

Nominees	Total Vote for each Director	Total Vote Withheld from each Director
Mr. Ashutosh Roy	19,110,211	15,274
Mr. Gunjan Sinha	19,032,483	93,002
Mr. Mark A. Wolfson	19,056,669	68,816
Mr. David S Scott	19,093,052	32,433
Mr. Phiroz P. Darukhanavala	19,016,811	108,674

2. The vote to approve an amendment to eGain’s 2005 Stock Incentive Plan was as follows:

For	Against	Abstain	Non Votes
16,008,884	231,708	2,345	2,882,548

3. The vote to ratify the appointment of Burr, Pilger & Mayer, LLP as eGain’s independent auditors was as follows:

For	Against	Abstain	Non Votes
19,099,145	8,027	18,313	0

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2010	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ ERIC N. SMIT
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