Form 10-Q
period 2010-03-31
EGAIN COMMUNICATIONS CORP
filed 2010-05-17
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”; “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock $0.001 par value	22,149,999

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,587	$7,511
Restricted cash	13	13
Accounts receivable, net	2,735	4,308
Prepaid and other current assets	325	538

Total current assets	10,660	12,370
Property and equipment, net	955	995
Goodwill	4,880	4,880
Other assets	462	391

Total assets	$16,957	$18,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$786	$979
Accrued compensation	1,432	2,429
Accrued liabilities	1,831	2,141
Deferred revenue	6,040	5,398
Capital lease obligation	166	181
Bank borrowings	125	3,125

Total current liabilities	10,380	14,253
Deferred revenue, net of current portion	224	133
Capital lease obligation, net of current portion	63	187
Related party notes payable	8,459	7,697
Bank borrowings, net of current portion	21	115
Other long term liabilities	304	344

Total liabilities	19,451	22,729

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ deficit:
Common stock	22	22
Additional paid-in capital	323,666	323,550
Notes receivable from stockholders	(78)	(76)
Accumulated other comprehensive loss	(551)	(506)
Accumulated deficit	(325,553)	(327,083)

Total stockholders’ deficit	(2,494)	(4,093)

Total liabilities and stockholders’ deficit	$16,957	$18,636

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue:
License	$1,407	$463	$5,877	$5,591
Recurring services	4,248	3,708	12,524	11,456
Professional services	1,288	2,410	4,829	7,262

Total revenue	6,943	6,581	23,230	24,309
Cost of license	1	16	152	54
Cost of recurring services	1,104	1,035	3,385	3,239
Cost of professional services	1,225	1,405	3,857	4,621

Gross profit	4,613	4,125	15,836	16,395

Operating costs and expenses:
Research and development	1,402	1,378	3,857	4,303
Sales and marketing	2,461	2,101	7,245	7,734
General and administrative	755	616	2,272	2,536

Total operating costs and expenses	4,618	4,095	13,374	14,573

Income / (loss) from operations	(5)	30	2,462	1,822
Interest expense, net	(282)	(318)	(837)	(1,138)
Other income / (expense) , net	(5)	130	25	495

Income / (loss) before income taxes	(292)	(158)	1,650	1,179
Benefit / (provision) for income taxes	(26)	(38)	(120)	72

Net income / (loss)	$(318)	$(196)	$1,530	$1,251

Per Share information:
Basic net income / (loss) per common share	$(0.01)	$(0.01)	$0.07	$0.06

Diluted net income / (loss) per common share	$(0.01)	$(0.01)	$0.07	$0.06

Weighted average shares used in computing basic net income / (loss) per common share	22,162	22,213	22,194	20,079

Weighted average shares used in computing diluted net income/ (loss) per common share	22,162	22,213	22,513	20,080

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,530	$1,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	475	561
Loss on disposal of property and equipment	—	60
Stock-based compensation	191	222
Provisions for doubtful accounts and sales returns	(38)	67
Amortization of debt issuance costs	63	—
Accrued interest and amortization of discount on related party notes payable	762	963
Changes in operating assets and liabilities:
Accounts receivable	1,416	(2,148)
Prepaid and other current assets	141	170
Other assets	(42)	(103)
Accounts payable	(173)	(543)
Accrued compensation	(952)	225
Accrued liabilities	(251)	178
Deferred revenue	1,027	988
Other long term liabilities	(71)	97

Net cash provided by operating activities	4,078	1,988

Cash flows from investing activities:
Purchases of property and equipment	(445)	(278)
Proceeds from sales of property and equipment	—	14

Net cash used in investing activities	(445)	(264)

Cash flows from financing activities:
Payments on borrowings	(3,093)	(83)
Payments on capital lease	(131)	—
Payments to repurchase stock	(86)	—
Proceeds from borrowings	—	63
Net proceeds from issuance of common stock	10	—

Net cash used in financing activities	(3,300)	(20)

Effect of change in exchange rates on cash and cash equivalents	(257)	19

Net increase in cash and cash equivalents	76	1,723
Cash and cash equivalents at beginning of period	7,511	3,790

Cash and cash equivalents at end of period	$7,587	$5,513

Supplemental cash flow disclosures:
Cash paid for interest	$21	$196
Cash paid for taxes	$120	$38

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2009 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2010. We have evaluated material subsequent events requiring recognition or disclosure, and there were none.

Reclassification

Historically we have reported revenue derived from two sources: 1) license fees and 2) support and services, which were comprised of hosting, software maintenance and support, and professional services. Starting the first quarter of fiscal year 2010, we have revised our reported revenue sources to separate support and services into two sources: 1) recurring services, which are comprised of hosting and software maintenance and support, and 2) professional services. The division is appropriate because recurring services contracts are generally long term (one or two years in length) and are typically renewed, whereas professional services contracts generally cover discrete activities such as installation, configuration or training that do not typically renew once the activity is complete.

For the three months ended March 31, 2009, to conform to the fiscal 2010 classifications, we reclassified $3.7 million to recurring services revenue and $2.4 million to professional services revenue from the support and services revenue of $6.1 million. In addition, we reclassified $1.0 million to cost of recurring services and $1.4 million to cost of professional services from cost of support and services of $2.4 million.

For the nine months ended March 31, 2009, to conform to the fiscal 2010 classifications, we reclassified $11.5 million to recurring services revenue and $7.3 million to professional services revenue from the support and services revenue of $18.7 million. In addition, we reclassified $3.2 million to cost of recurring services and $4.6 million to cost of professional services from the cost of support and services of $7.9 million. The table below summarizes the information (in thousands).

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three months ended March 31, 2009		Nine months ended March 31, 2009
	As reclassified in fiscal year 2010	As reported in fiscal year 2009	As reclassified in fiscal year 2010	As reported in fiscal year 2009
Recurring services revenue	$3,708	$—	$11,456	$—
Professional services revenue	2,410	—	7,262	—
Support and services revenue	—	6,118	—	18,718

Total revenue reclassification	$6,118	$6,118	$18,718	$18,718

Cost of recurring services	$1,035	$—	$3,239	$—
Cost of professional services	1,405	—	4,621	—
Cost of support and services	—	2,440	—	7,860

Total cost of revenue reclassification	$2,440	$2,440	$7,860	$7,860

Change in Estimate

In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we record royalties earned under the Cisco OEM agreement as license revenue. In the quarter ended September 30, 2009, but prior to the effective date of the amendment, we increased the minimum margin to 48% from 40% in the second half of fiscal 2009 and 25% in the quarter ended September 30, 2008. The changes in minimum margin were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the Cisco OEM agreement. The change in accounting estimate resulted in an increase to our professional services revenue of $420,000 and an increase to our net income by $0.02 per share for the three months ended September 30, 2009 compared to a revenue increase of $700,000 and a corresponding positive impact to our net loss ($0.05 loss per share) for the comparable year-ago quarter.

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

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards We apply ASC Topic 605, Revenue Recognition for hosting transactions to determine the accounting treatment for multiple elements. We also apply ASC Topic 605, Revenue Recognition for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and, in some cases, hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was approximately 0% and 1% for the three months ended March 31, 2010 and 2009, respectively. License sales to resellers as a percentage of total revenue was approximately 4% and 15% for the nine months ended March 31, 2010 and 2009, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, the reseller’s financial status, our past experience with the particular reseller and whether there are any return provisions, price protection or other allowances. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

Hosting Services Revenue

Revenue derived from our hosted service offerings is included in recurring services revenue. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for our software.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a hosting services arrangements, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

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

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

Note 3. Stock-Based Compensation

The stock-based compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 was $59,000 and $50,000, respectively, and for the nine months ended March 31, 2010 and 2009 was $191,000 and $222,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Cost of professional and recurring services	$8	$7	$27	$22
Research and development	20	13	60	38
Sales and marketing	11	7	39	22
General and administrative	20	23	65	140

Total stock-based compensation expense	$59	$50	$191	$222

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. Options to purchase 29,600 and 17,000 shares of common stock were granted during the three months ended March 31, 2010 and 2009, respectively, with a weighted-average fair value of $0.73 and $0.34, respectively. Options to purchase 965,800 and 101,000 shares of common stock were granted during the nine months ended March 31, 2010 and 2009, respectively, with a weighted-average fair value of $0.53 and $0.36, respectively, using the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	80%	80%	80%	80%
Average risk-free interest rate	2.79%	1.86%	2.79%	2.57%
Expected life (in years)	6.25	6.25	6.25	6.25

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. In the three months ended December 31, 2009, we changed from using the “simplified method” of developing the estimate of the expected life to basing it on the historical exercise behavior of our employees. We have developed sufficient historical exercise behavior in order to develop the estimate of the expected life of our options granted. The change in the estimate had minimal effect on both the expected life and the valuation of the stock options. We determined the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of the grant.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of March 31, 2010 was $235,000, which is expected to be recognized over the weighted average period of 1.60 years. Options exercised for the three and nine months ended March 31, 2010 were 11,768 and 20,184, respectively. There were no options exercised for the three and nine months ended March 31, 2009.

Note 4. Net Income/ (Loss) Per Common Share

Basic net income/ (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table sets forth a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income/ (loss) applicable to common stockholders	$(318)	$(196)	$1,530	$1,251

Basic net income/ (loss) per common share	$(0.01)	$(0.01)	$0.07	$0.06

Weighted-average common shares used in computing basic net income/ (loss) per common share	22,162	22,213	22,194	20,079
Effect of dilutive options and warrants	—	—	319	1

Weighted-average common shares used in computing diluted net income/ (loss) per common share	22,162	22,213	22,513	20,080

Diluted net income/ (loss) per common share	$(0.01)	$(0.01)	$0.07	$0.06

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Outstanding options and warrants to purchase 5,005,301 and 4,221,948 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Outstanding options and warrants to purchase 4,685,560 and 4,221,287 shares of common stock for the nine months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Note 5. Comprehensive Income/ (Loss)

We report comprehensive income/ (loss) and its components in accordance with ASC Topic 220, Comprehensive Income. Under the accounting standards comprehensive income/ (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive loss was $289,000 for the quarter ended March 31, 2010 as compared to a comprehensive loss of $240,000 for the comparable year-ago quarter. Comprehensive income was $1.5 million for the nine months ended March 31, 2010 as compared to a comprehensive income of $1.2 million for the same period last year. “Accumulated other comprehensive income / (loss)” presented in the accompanying consolidated balance sheets at March 31, 2010 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the comprehensive income/ (loss) (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income/ (loss)	$(318)	$(196)	$1,530	$1,251
Foreign currency translation adjustments	29	(44)	(45)	(99)

Comprehensive income/ (loss)	$(289)	$(240)	$1,485	$1,152

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC Topic 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Total Revenue:
North America	$4,120	$4,268	$12,159	$12,135
Europe	2,798	2,278	10,966	12,017
Asia Pacific	25	35	105	157

	$6,943	$6,581	$23,230	$24,309

Operating Income/ (Loss):
North America	$555	$466	$1,646	$573
Europe	157	146	2,765	3,386
Asia Pacific*	(717)	(582)	(1,949)	(2,137)

	$(5)	$30	$2,462	$1,822

*	Includes costs associated with corporate support.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (in thousands):

	March 31, 2010	June 30, 2009
North America	$7,805	$7,368
Europe	3,502	5,485
Asia Pacific	770	903

	$12,077	$13,756

The following table provides revenue information for the three and nine months ended March 31, 2010 and 2009, respectively, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue :
License	$1,407	$463	$5,877	$5,591
Recurring services	4,248	3,708	12,524	11,456
Professional services	1,288	2,410	4,829	7,262

	$6,943	$6,581	$23,230	$24,309

For the quarter ended March 31, 2010, there was one customer who accounted for 15% of total revenue as compared to one customer who accounted for 21% of total revenue, in the comparable year-ago quarter. For the nine months ended March 31, 2010, there was one customer who accounted for 16% of total revenue and there were two customers that accounted for 13% and 12% of total revenue, respectively for the same period last year.

Note 7. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended (the “2002 Agreement”), with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bore interest at an effective annual rate of 12%, due and payable upon the term of such note. We had the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. (the “lenders”) pursuant to which the lenders loaned to us $2.5 million evidenced by a secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory note had a term of five years and bore interest at an effective annual rate of 12% due and payable upon the maturity of such note. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. As of March 31, 2010, warrants to purchase 333,333 shares of common stock were vested and outstanding. These notes were amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million (the “Note Conversion”), and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of March 31, 2010 was $8.5 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement (the “Bridge Bank Credit Facility”) with Bridge Bank, N. A., as may be amended from time to time (“Bridge Bank”). Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line has a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million (the “Required Balance”), or the rate will be increased to a rate of prime plus 1%. As of March 31, 2010 there was no outstanding balance under the Bridge Bank Credit Facility. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank (the “Bridge Bank Term Loan”) and is payable in 36 equal monthly payments of principal and interest. As of March 31, 2010, the amount outstanding under the Bridge Bank Term Loan Line was $117,000 with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases (the “Bridge Bank Equipment Line”) which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5%, (ii) once repaid, amounts cannot be re-borrowed and (iii) a maturity date of June 24, 2011. As of March 31, 2010, the balance under the Bridge Bank Equipment Line was $29,000, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of March 31, 2010, we were compliant with these financial covenants. In connection with the credit facility, Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants are revalued each quarter and the fair value of $0.50 at March 31, 2010 was calculated using the market price of $0.92 for one share of our common stock. The decrease of fair value of $7,000 was included within other expense. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all our equity ownership or an uncured event of default.

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at March 31, 2010.

Bank Borrowings
March 31, 2011	$125
March 31, 2012	21
March 31, 2013	—
March 31, 2014	—
March 31, 2015	—
Thereafter	—

Total Bank Borrowings	$146

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The FASB clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, the FASB provides guidance under ASC Topic 740 Income Taxes on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our tax provision consists of foreign and state income taxes.

Note 10. Commitments

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. During the three months ended December 31, 2009, we changed the warranty period from a 90 day period to a period of up to one year from the date of delivery in response to industry trends. The effect of this change in estimate was insignificant for the three and nine months ended March 31, 2010.

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

Note 11. New Accounting Pronouncements

In January 2010, the FASB issued an accounting standards on fair value measurement and disclosures which amends ASC Topic 820, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2011); early adoption is permitted. We have made additional disclosures in footnote 13, as applicable for levels 1 and 2.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis as of March 31, 2010 and June 30, 2009 (unaudited, in thousands):

	Balance as of March 31, 2010	Quoted Prices Active Markets of Identical Assets (Level 1)	Balance as of June 30, 2009	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$4,734	$4,734	$3,034	$3,034

Liabilities	$—	$—	$—	$—

Investments primarily include money market funds. We use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to Level 1 investments. As of March 31, 2010 and June 30, 2009, we did not have any material Level 2 or 3 assets or liabilities.

Note 14. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand. As of March 31, 2010, we had repurchased and retired 83,408 shares at an average price of $1.04 per share.

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

Results of Operations

The following table sets forth the results of operations for the periods presented, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue:
License	20%	7%	25%	23%
Recurring services	61%	56%	54%	47%
Professional services	19%	37%	21%	30%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	1%	0%
Cost of recurring services	16%	16%	14%	13%
Cost of professional services	18%	21%	17%	19%

Gross profit	66%	63%	68%	68%
Operating costs and expenses:
Research and development	20%	21%	16%	18%
Sales and marketing	35%	32%	31%	32%
General and administrative	11%	9%	10%	10%

Total operating costs and expenses	66%	62%	57%	60%

Income/ (loss) from operations	0%	1%	11%	8%

Revenue

Total revenue increased 6% to $6.9 million in the quarter ended March 31, 2010 from $6.6 million in the quarter ended March 31, 2009. New hosting and license business increased 18% for the quarter ending March 31, 2010 compared to the comparable year-ago quarter. For the quarter ended March 31, 2010, there was one customer who accounted for 15% of total revenue as compared to one customer who accounted for 21% of total revenue, in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2010 decreased 4% to $23.2 million, compared to $24.3 million in the same period last year. New hosting and license business decreased 4% for the nine months ending March 31, 2010 compared to the same period last year. During the nine months ended March 31, 2010, there was one customer who accounted for 16% of total revenue and there were two customers that accounted for 13% and 12% of total revenue, respectively in the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. dollar and the Euro and British pound resulted in an increase of $224,000 in total revenue for the three months ended March 31, 2010 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the total revenue for the nine months ended March 31, 2010 was minimal as compared to the same period last year.

There is general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased in the last two years due to the global economic slowdown and the increased volatility of the value of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license business in a quarter could also impact our revenue in a particular quarter. We are continuing to see the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting business, as a percentage of combined new hosting and license business, excluding the Cisco OEM agreement was 46% for the quarter ended March 31, 2010, compared to 65% for the comparable year-ago quarter. The value of new hosting business, as a percentage of combined new hosting and license business, excluding the Cisco OEM agreement was 50% for the nine months ended March 31, 2010, compared to 36% for the same period last year. For license transactions, the license revenue amount is generally recognized in the quarter which delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	2009	Change	%	2010	2009	Change	%
Revenue:
License	$1,407	$463	$944	204%	$5,877	$5,591	$286	5%
Percentage of total revenue	20%	7%			25%	23%

License revenue increased 204% to $1.4 million in the quarter ended March 31, 2010 from $463,000 in the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the license revenue for the quarter was minimal as compared to the comparable year-ago quarter. The change was due to the increase in the number and the size of license transactions. License revenue represented 20% and 7% of total revenue for the quarters ended March 31, 2010 and 2009, respectively.

License revenue increased 5% to $5.9 million for the nine months ended March 31, 2010 from $5.6 million in the same period last year. License revenue for the nine months ended March 31, 2010 was positively impacted by $131,000 due to the strengthening of the Euro, in which certain licenses were denominated, against the U.S. dollar. License revenue represented 25% and 23% of total revenue for the nine months ended March 31, 2010 and 2009, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods.

Recurring Services Revenue

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	2009	Change	%	2010	2009	Change	%
Revenue:
Hosting services	$2,053	$1,570	$483	31%	$5,708	$4,806	$902	19%
Maintenance and support services	2,195	2,138	57	3%	6,816	6,650	166	2%

Total recurring services	$4,248	$3,708	$540	15%	$12,524	$11,456	$1,068	9%
Percentage of total revenue	61%	56%			54%	47%

Recurring services revenue includes hosting and software maintenance and support services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Recurring services revenue increased 15% to $4.3 million in the quarter ended March 31, 2010 from $3.7 million for the comparable year-ago quarter. Recurring services revenue represented 61% and 56% of total revenue for the quarters ended March 31, 2010 and 2009, respectively. Recurring services revenue increased 9% to $12.5 million in the nine months ended March 31, 2010 from $11.5 million for the same period last year. Recurring services revenue represented 54% and 47% of total revenue for the nine months ended March 31, 2010 and 2009, respectively.

Hosting revenue increased 31% to $2.1 million in the quarter ended March 31, 2010 from $1.6 million in the comparable year-ago quarter. Hosting revenue was positively impacted by $82,000 due to the strengthening of the British pound against the U.S. dollar in this period. The increase was primarily due to two new hosting contracts totaling approximately $2.5 million entered into in the first two quarters of fiscal year 2010.

Hosting revenue increased 19% to $5.7 million in the nine months ended March 31, 2010 from $4.8 million in the same period last year. Hosting revenue was negatively impacted by $31,000 due to the weakening of the British pound against the U.S. dollar in this period. The increase was primarily due to the increased size of new hosting contracts with larger enterprises. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase in future periods based upon current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support services revenue increased 3% to $2.2 million in the quarter ended March 31, 2010 from $2.1 million in the comparable year-ago quarter. Maintenance and support revenue was positively impacted by $94,000 due to the strengthening of the British pound against the U.S. dollar in this period.

Maintenance and support services revenue increased 3% to $6.8 million in the nine months ended March 31, 2010 from $6.7 million for the same period last year. Maintenance and support services revenue was negatively impacted by $70,000 due to the weakening of the British pound against the U.S. dollar in this period. The increase in maintenance and support services revenue was primarily due to the increased license revenue partly due to increased purchases of maintenance and support contracts over the last few quarters. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support revenue to increase in future periods based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional Services Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Revenue:
Professional services	$1,288	$2,410	$(1,122)	(47)%	$4,829	$7,262	$(2,433)	(34)%
Percentage of total revenue	19%	37%			21%	30%

Professional services revenue decreased 47% to $1.3 million in the quarter ended March 31, 2010 from $2.4 million in the comparable year-ago quarter. The decrease for the quarter ended March 31, 2010 was primarily due to a decrease in professional services revenue from the Cisco OEM agreement. In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we record royalties earned under the Cisco OEM agreement as license revenue. As a result, there was no additional profit margin recorded from the Cisco OEM agreement in the quarter ended March 31, 2010 when compared to $644,000 of profit margin in the comparable year-ago quarter. In addition, the decrease was due in part to our business strategy to migrate more of our professional services work to partners. The impact from the foreign currency fluctuations on professional service revenue was minimal for the quarter ended March 31, 2010. Professional services revenue represented 19% and 37% of total revenue for the quarters ended March 31, 2010 and 2009, respectively.

Professional services revenue decreased 34% to $4.8 million in the nine months ended March 31, 2010 from $7.3 million in the same period last year. The decrease for the nine months ended March 31, 2010 was primarily due to a decrease in professional services revenue from the Cisco OEM agreement As discussed above, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. As a result, the professional services revenue for the nine months ended March 31, 2010 included a profit margin of $420,000 from Cisco OEM agreement prior to the effective date of the amendment when compared to a profit margin of $1.8 million from Cisco OEM agreement for the same period last year. In addition, the decrease was due in part to our business strategy to migrate more of our professional services work to partners. The impact from the foreign currency fluctuations on professional service revenue was minimal for the nine months ended March 31, 2010. Professional services revenue represented 21% and 30% of total revenue for the nine months ended March 31, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to remain relatively constant or to increase slightly in future periods.

Cost of Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of Revenue
Cost of Revenue	$2,330	$2,456	$(126)	(5)%	$7,394	$7,914	$(520)	(7)%
Percentage of total revenue	34%	37%			32%	32%
Gross Margin	66%	63%			68%	68%

Total cost of revenue decreased 5% to $2.3 million in the quarter ended March 31, 2010 from $2.5 million in the comparable year-ago quarter. Total cost of revenue represented 34% and 37% of total revenue in the quarter ended March 31, 2010 and 2009, respectively. The decrease was primarily due to (i) a decrease of $124,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease of $79,000 in personnel related expenses, and (iii) a decrease in the third-party software royalties of $63,000, and was partially offset by (a) an increase in international subsidiaries’ expenses of approximately $101,000 primarily from the strengthening of the Euro, British pound and Indian rupee against the U.S. dollar, and (b) an increase of $36,000 in outside consulting expense and hosting related costs. Gross margin for the quarter ended March 31, 2010 was 66% compared to 63% in the comparable year-ago quarter. The increase in gross margin was primarily due to the increase in our total revenue and the decrease in the cost of revenue.

Total cost of revenue decreased 7% to $7.4 million in the nine months ended March 31, 2010 from $7.9 million in the same period last year. Total cost of revenue represented 32% of total revenue for both of the nine months ended March 31, 2010 and 2009. The decrease was primarily due to (i) a decrease of $357,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease of $141,000 in personnel related expenses, (iii) a decrease in international subsidiaries’ expenses of approximately $105,000 primarily from the weakening of the Euro, British pound and Indian rupee against the U.S. dollar, (iv) a decrease in outside consulting expense of $62,000, and was partially offset (i) by an increase of $91,000 in third-party software royalties and the (ii) increase of $73,000 in hosting related costs. Gross margin for the nine months ended March 31, 2010 was 68%, unchanged from the same period last year.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of License	$1	$16	$(15)	(94)%	$152	$54	$98	181%
Percentage of license revenue	0%	3%			3%	1%
Gross Margin	100%	97%			97%	99%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased by $15,000 in the quarter ended March 31, 2010 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% in the quarter ended March 31, 2010 as compared to approximately 3%, a gross margin of approximately 97% in the comparable year-ago quarter.

Total cost of license increased by $98,000 for the nine months ended March 31, 2010 from the same period last year. Total cost of license as a percentage of total license revenue was approximately 3%, a gross margin of approximately 97% for the nine months ended March 31, 2010, as compared to approximately 1%, a gross margin of approximately 99% in the comparable year-ago quarter.

The changes to the cost of license for the three and nine months ended March 31, 2010 in absolute dollars were minimal. We anticipate cost of license to remain relatively constant as a percentage of total license revenues in future periods.

Cost of Recurring Services

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of recurring services	$1,104	$1,035	$69	7%	$3,385	$3,239	$146	5%
Percentage of recurring service revenue	26%	28%			27%	28%
Gross Margin	74%	72%			73%	72%

Cost of recurring services includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring services increased 7% to $1.1 million in the quarter ended March 31, 2010 from $1.0 million for the comparable year-ago quarter. The increase primarily consisted of (i) an increase in our international subsidiaries’ expenses of approximately $45,000 primarily from the strengthening of the Euro, British pound, and Indian rupee against the U.S. dollar, (ii) an increase of $43,000 in personnel and personnel-related expenses, (iii) an increase of $18,000 in hosting related costs and was partially offset by a decrease in support of third-party software of $48,000.

Total cost of recurring services increased 5% to $3.4 million in the nine months ended March 31, 2010 from $3.2 million in the same period last year. The increase primarily consisted of (i) an increase of $107,000 in personnel and personnel-related expenses, and (ii) an increase of $79,000 in hosting related costs, and was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $25,000 primarily from the weakening of the Euro and British pound, and Indian rupee against the U.S. dollar, and (ii) a decrease of $13,000 in outside consulting services and third-party software support. Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring services to increase slightly in future periods.

Cost of Professional Services

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of professional services	$1,225	$1,405	$(180)	(13)%	$3,857	$4,621	$(764)	(17)%
Percentage of professional service revenue	95%	58%			80%	64%
Gross Margin	5%	42%			20%	36%

Cost of professional services includes personnel costs for consulting services. In addition, we recorded costs associated with the Cisco OEM agreement from the second quarter in fiscal year 2006 through the first quarter of fiscal year 2010. In the quarter ended September 30, 2009, we signed an amendment to this agreement, with an effective date of July 27, 2009. Based upon certain changes, we no longer record the costs associated with the Cisco OEM agreement as cost of professional services from the effective date of the amendment. There was no cost associated with the Cisco OEM agreement for the quarter ended March 31, 2010 compared to $124,000 for the comparable year-ago quarter. Total cost of professional services decreased 13% to $1.2 million for the quarter ended March 31, 2010 compared to $1.4 million in the comparable year-ago quarter. The decrease was primarily due to (i) a decrease of $124,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, and (ii) a decrease of $123,000 in personnel and personnel-related expenses and was partially offset by an increase in our international subsidiaries’ expenses of approximately $56,000 primarily from the strengthening of the Euro, British pound, and Indian rupee against the U.S. dollar. The gross margin for the quarter ended March 31, 2010 was 5% compared to a gross margin of 42% in the comparable year-ago quarter. The decrease in the gross margin included a decrease of $1.1 million in the total professional services revenue when the cost of professional services remained relatively constant from the comparable year-ago quarter. The decrease in the gross margin was primarily due to the change in how we record the revenue and costs associated with the Cisco OEM agreement as discussed above.

Total cost of professional services decreased 17% to $3.9 million for the nine months ended March 31, 2010 compared to $4.6 million in the same period last year. The decrease was primarily due to (i) a decrease of $357,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease of $226,000 in personnel and personnel related expenses, (iii) a decrease of $97,000 in outside consulting services and other expenses and (iv) a decrease in international subsidiaries’ expenses of approximately $81,000 primarily from the weakening of the Euro, British pound, and Indian rupee against the U.S. dollar. The gross margin for the nine months ended March 31, 2010 was 20% compared to a gross margin of 36% from the same period last year. The decrease in the gross margin included a decrease of $2.4 million in the total professional services revenue and was partially offset by a decrease of $764,000 in the total cost of professional services from the same period last year. The decrease in the gross margin was primarily due to the change in how we record the revenue and costs associated with the Cisco OEM agreement as discussed above.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to remain relatively constant in absolute dollars in future periods.

Research and Development

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Research and Development	$1,402	$1,378	$24	2%	$3,857	$4,303	$(446)	(10)%
Percentage of total revenue	20%	21%			16%	18%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and development and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 2% to $1.4 million in the quarter ended March 31, 2010 from the comparable year-ago quarter. The increase was primarily due to (i) the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of professional services that contributed an increase of $124,000, (ii) an increase in our international subsidiaries’ expenses of approximately $41,000 primarily from the strengthening of the Euro, British pound, and Indian rupee against the U.S. dollar, and (iii) an increase of $32,000 in outside consulting services and was partially offset by a decrease of $168,000 in personnel related costs primarily from the decreased headcount in North America. Total research and development expenses as a percentage of total revenue were 20% and 21% for the quarters ended March 31, 2010 and 2009, respectively.

Research and development costs decreased 10% to $3.9 million for the nine months ended March 31, 2010 from $4.3 million in the same period last year. The decrease was primarily due to (i) a decrease of $657,000 in personnel and personnel related costs from the decreased headcount in North America, and (ii) a decrease in outside consulting services of $168,000, and was partially offset by the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of professional services that contributed an increase of $357,000. Total research and development expenses as a percentage of total revenue was 16% and 18% for the nine months ended March 31, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to remain relatively constant in absolute dollars in future periods.

Sales and Marketing

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Sales	$1,986	$1,678	$308	18%	$5,956	$6,358	$(402)	(6)%
Marketing	$475	$423	$52	12%	$1,289	$1,376	$(87)	(6)%

Total Sales and Marketing	$2,461	$2,101	$360	17%	$7,245	$7,734	$(489)	(6)%
Percentage of total revenue	35%	32%			31%	32%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 17% to $2.5 million in the quarter ended March 31, 2010 from $2.1 million in the comparable year-ago quarter. Total sales and marketing expenses as a percentage of total revenues were 35% in the quarter ended March 31, 2010 compared to 32% in the comparable year-ago quarter. Sales and marketing expense decreased 6% to $7.2 million for the nine months ended March 31, 2010 from $7.7 million in the same period last year. Total sales and marketing expenses as a percentage of total revenues were 31% and 32% for the nine months ended March 31, 2010 and 2009, respectively.

Total sales expenses increased 18% to $2.0 million in the quarter ended March 31, 2010 from $1.7 million in the comparable year-ago quarter. The increase for the quarter was primarily due to (i) an increase of $126,000 in personnel and personnel related expense, (ii) an increase of $93,000 in outside consulting services due to the increased sales activities in Germany and, (iii) the increase in our international subsidiaries’ expenses of approximately $74,000 primarily from the strengthening of the Euro, British pound, and Indian rupee against the U.S. dollar.

Total sales expenses decreased 6% to $5.9 million for the nine months ended March 31, 2010 from $6.4 million in the same period last year. The decrease for the nine months was primarily due to (i) a decrease of $370,000 in sales commission expense, (ii) a decrease of $149,000 in personnel and personnel related expense related to a reduction in our worldwide sales force, in the first half of fiscal year 2010, and (iii) a decrease in our international subsidiaries’ expenses of approximately $51,000 primarily from the weakening of the Euro, British pound, and Indian rupee against the U.S. dollar which was partially offset by an increase of $139,000 in outside consulting services.

Total marketing expenses increased 12% to $475,000 in the quarter ended March 31, 2010 from $423,000 in the comparable year-ago quarter. The increase for the quarter was primarily due to (i) an increase in our international subsidiaries’ expenses of approximately $18,000 from the strengthening of the Euro, British pound, and Indian rupee against the U.S. dollar, (ii) an increase of $15,000 in marketing program expense and (iii) an increase of $10,000 in personnel and personnel-related expenses.

Total marketing expenses decreased 6% to $1.3 million for the nine months ended March 31, 2010 from $1.4 million in the same period last year. The decrease for the nine months was primarily due to a decrease of $87,000 in marketing program expense.

Excluding the impact from any future foreign currency fluctuations, we anticipate sales and marketing expenses to increase in future periods based upon the recent expansion of our worldwide sales team.

General and Administrative

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
General and Administrative	$755	$616	$139	23%	$2,272	$2,536	$(264)	(10)%
Percentage of total revenue	11%	9%			10%	10%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 23% to $755,000 in the quarter ended March 31, 2010 from $616,000 in the comparable year-ago quarter. The increase was primarily due to (i) an increase of $110,000 in bad debt expense, and (ii) an increase of $18,000 in personnel and personnel-related expense. Total general and administrative expenses as a percentage of total revenue were 11% and 9% for the quarters ended March 31, 2010 and 2009, respectively.

Total general and administrative expense decreased 10% to $2.3 million for the nine months ended March 31, 2010 from $2.5 million in the same period last year. The decrease was primarily due to (i) a decrease of $142,000 in outside consulting services, auditing, legal and other expenses, (ii) a decrease of $75,000 in stock-based compensation expense, (iii) a decrease of $36,000 in personnel and personnel-related expense, and (iv) a decrease in our international subsidiaries’ expenses of approximately $26,000 primarily from the weakening of the Euro, British pound, and Indian rupee against the U.S. dollar and was partially offset by an increase of $18,000 in bad debt expense. Total general and administrative expenses as a percentage of total revenue was 10% for the both of the nine months ended March 31, 2010 and 2009.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expenses to increase slightly in absolute dollars in future periods based upon current revenue expectations.

Stock-Based Compensation

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of professional and recurring services	$8	$7	$1	14%	$27	$22	$5	23%
Research and development	20	13	7	54%	60	38	22	58%
Sales and marketing	11	7	4	57%	39	22	17	77%
General and administrative	20	23	(3)	(13)%	65	140	(75)	(54)%

Total Stock-Based Compensation	$59	$50	$9	18%	$191	$222	$(31)	(14)%
Percentage of total revenue	1%	1%			1%	1%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options (see Note 3 – Stock-Based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The changes for the three and nine months ended March 31, 2010, as compared to same periods last year, were minimal.

Income/ (Loss) From Operations

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Operating Income/ (Loss)	$(5)	$30	$(35)	(117)%	$2,462	$1,822	$640	35%
Operating Margin	0%	1%			11%	8%

Loss from operations was $5,000 in the quarter ended March 31, 2010 compared to an operating income of $30,000 in the comparable year-ago quarter. We recorded an approximate operating break-even in the quarter ended March 31, 2010, compared to a 1% operating margin in the comparable year-ago quarter. The change in the quarter ended March 31, 2010 primarily included an increase in revenue by $362,000 including the positive impact of approximately $224,000 from the strengthening of the Euro, British pound against the U.S. dollar and an increase in total costs and operating expenses of $397,000. The increase in total costs and operating expenses primarily consisted of (i) an increase of approximately $250,000 in international expenses due to the strengthening of the European and Indian currencies against the U.S. dollar, (ii) an increase of $152,000 in outside consulting services, auditing, legal and other expenses, and (iii) an increase of $109,000 in bad debt expense and was partially offset by a decrease in personnel-related costs of $88,000.

Operating income was $2.5 million for the nine months ended March 31, 2010 compared to an operating income of $1.8 million in the same period last year. We recorded an 11% operating margin in the nine months ended March 31, 2010 compared to an 8% operating margin in the same period last year. The increase of operating income in the nine months ended March 31, 2010 primarily included a decrease in total costs and operating expenses of $1.7 million partially offset by a decrease in revenue by $1.1 million. The impact from the fluctuation of foreign currencies against the U.S. dollar on the total revenue was minimal for the nine months ended March 31, 2010. The decrease in total costs and operating expenses primarily consisted of (i) a decrease in personnel-related costs of $1.3 million from headcount reductions in sales and in research and development, (ii) a decrease of $230,000 in outside consulting services, auditing, legal and other expenses, (iii) a decrease of approximately $196,000 in international expenses primarily due to the weakening of the Euro, British pound, and Indian rupee against the U.S. dollar, and (iv) a decrease of $87,000 in marketing program expense.

Interest Expense, net

Interest expense decreased 11% to $282,000 in the quarter ended March 31, 2010 from $318,000 in the comparable year-ago quarter. Interest expense decreased 26% to $837,000 in the nine months ended March 31, 2010 from $1.1 million in the same period last year. The decrease for the three and nine months ended March 31, 2010, was primarily due to the decrease in the related party notes payable balances which resulted from the conversion agreement and amendment to subordinated secured promissory notes entered into on September 24, 2009 as amended. (See Note 7—Related Party Notes Payable). We expect interest expense to increase in future periods.

Other Income and Expense

We recorded other expense of $5,000 for the quarter ended March 31, 2010 compared to other income of $130,000 for the comparable year-ago quarter which included $192,000 of exchange rate gain on foreign accounts receivable. Other income for the nine months ended March 31, 2010 was $25,000 compared to other income of $495,000 in the same period last year which included $526,000 exchange rate gain on foreign accounts receivable.

Income Tax Benefit and Expense

There was an income tax expense of $26,000 for the quarter ended March 31, 2010 compared to an income tax expense of $38,000 for the comparable year-ago quarter. Income tax expense for the nine months ended March 31, 2010 was $120,000 compared to the income tax benefit of $72,000 in the same period last year. The income tax expenses recorded for the three and nine months ended March 31, 2010 was primarily related to our foreign subsidiaries. The income tax benefit for the nine months ended March 31, 2009 was primarily related to the reversal of the income tax provision for our Indian subsidiary.

Liquidity and Capital Resources

Overview

As of March 31, 2010 our cash and cash equivalents were $7.6 million with a working capital of $280,000 compared to cash and cash equivalents of $7.5 million and a negative working capital of $1.9 million as of June 30, 2009. As of March 31, 2010, our current liabilities included $6.0 million of current deferred revenue compared to $5.4 million on June 30, 2009.

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

On June 27, 2008, we entered into a Loan and Security Agreement (“the Bridge Bank Credit Facility”) with Bridge Bank, N. A. (“Bridge Bank”), as may be amended from time to time (See Note 8—”Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to Silicon Valley Bank and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of March 31, 2010 we were compliant with these financial covenants and had $3.0 million available credit under the Bridge Bank Credit Facility.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, (the “Agreement”) with the lenders. Pursuant to the Agreement, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue (the “Note Extension”). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. The principal and interest due on the loans as of March 31, 2010 was $8.5 million, and warrants to purchase 1,858,848 shares of common stock issued were vested and outstanding (see Note 7—Related Party Notes Payable).

Cash Flows

Net cash provided by operating activities was $4.1 million for the nine months ended March 31, 2010 compared to net cash provided by operating activities of $2.0 million from the same period last year. Net cash provided by operating activities for the nine months ended March 31, 2010 consisted primarily of a net income of $1.5 million, plus non-cash expenses related to depreciation of $475,000, stock-based compensation of $191,000, accrued interest and amortization of discount on related party notes of $762,000, amortization of debt issuance costs of $63,000, and the net change in operating assets and liabilities.

Net cash provided by operating activities for the nine months ended March 31, 2009 consisted primarily of a net income of $1.3 million offset by depreciation of $561,000, accrued interest and amortization of discount on related party notes of $963,000, stock-based compensation of $222,000, provisions for doubtful accounts and sales returns of $67,000, loss on the disposal of fixed assets of $60,000, and the net increase in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended March 31, 2010 primarily consisted of the decrease in accounts receivable by $1.4 million and the decreases in accrued compensation by $952,000, accrued liabilities by $251,000 and accounts payable by $173,000. This was partially offset by the increases of $1.0 million in deferred revenue. The decrease in accrued compensation was primarily due to the decrease in sales commission. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the partial payment of audit fees. The increase in deferred revenue was primarily due to the increase in deferred maintenance and support payments received as a large number of our customers have annual maintenance and support renewals that came due in the last two quarters.

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

Net cash used in investing activities was $445,000 for the nine months ended March 31, 2010 compared to net cash used in investing activities of $264,000 for the same period last year. Cash used in investing activities for the nine months ended March 31, 2010 and 2009 was primarily due to the purchase of equipment and software to support the increase in our hosting business and for new employees.

Net cash used in financing activities was $3.3 million for the nine months ended March 31, 2010 compared to net cash used in financing activities of $20,000 for the same period last year. Net cash used in financing activities for the nine months ended March 31, 2010 primarily included a repayment of $3.1 million of existing bank borrowings, $131,000 payment on capital leases and $86,000 on the repurchase of our stock. Net cash used in financing activities for the nine months ended March 31, 2009 was a net of $63,000 proceeds from new bank borrowings and $83,000 payment on existing bank borrowings.

Commitments

There was no significant change to our contractual obligations since September 30, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There was no significant change since June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at March 31, 2010 totaled approximately $4.3 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro, British pound and the Indian rupee. During the three months ended March 31, 2010, there was no significant fluctuation in foreign currency exchange rates between U.S. dollar and the Euro and the British pound and the Rupee. If the dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no changes in our internal controls which occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2009, we announced that our Board of Directors has approved a stock repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we can purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by our management. The repurchases will be funded by cash on hand and the duration of the repurchase program is open-ended.

The following table provides information on such purchases during the third fiscal quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
Jan.01- Jan. 31, 2010	10,783	$1.05	10,783	946,167
Feb.01- Feb.28, 2010	10,975	$1.03	10,975	935,192
Mar.01- Mar. 31, 2010	18,600	$1.06	18,600	916,592

Total	40,358	$1.05	40,358	916,592

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ ERIC N. SMIT
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