Form 10-K
period 2010-06-30
EGAIN COMMUNICATIONS CORP
filed 2010-09-23
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, on the OTC Bulletin Board on December 31, 2009 (the last business day of registrant’s second quarter of fiscal 2010), was approximately $3.4 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2010
Common Stock $0.001 par value	22,121,511

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2010 FORM 10-K

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license bookings when compared with management’s projections; the anticipated revenue to us from the Cisco OEM agreement; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; our ability to manage future growth and geographical and currency fluctuations. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Communications Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

The Company was incorporated in Delaware in September 1997. eGain is one of the world’s premier providers of multichannel customer service and knowledge management software for in-house or cloud deployment. For more than a decade, hundreds of enterprises have relied on eGain to transform their traditional call centers and eService operations into multichannel customer interaction hubs. eGain solutions are designed to enable improved customer experience, contact center agent productivity, and service process efficiencies.

Industry Background

Customer service is becoming a significant differentiator for businesses as products get commoditized in a global, digital world. However, only a few companies harness the Web’s potential for rich customer interactions. In our experience, executives across industries are looking for efficient, modular, and scalable solutions to provide better service online and over the phone, all while cutting service costs.

Over the past few years, numerous software vendors have developed point solutions designed to handle online customer communications through a specific channel such as email, real-time web collaboration, or web self-service. We believe point solutions do not meet the demands of today’s customers since point solutions create interaction silos, making it difficult for customer service agents to easily reference a customer’s past communications across multiple channels. Nor do they use a common knowledge base to deliver consistent and accurate responses. Moreover, many of these solutions do not integrate easily with a company’s existing systems, making them difficult to implement and maintain.

We believe businesses need a comprehensive, functionally rich, and deeply integrated customer service suite to serve customers across phone, web, email, and other media. Our software suite is designed to enable companies to transform their siloed contact centers into multichannel customer interaction hubs.

The eGain Solution

Recognized by leading industry analysts and customers alike, our application suite, eGain Service™, is available through both licensed and hosted models. It includes integrated applications for social customer service, web self-service, email management, paper and fax management, chat, co-browsing, SMS, call tracking and resolution, proactive notifications, cross-channel knowledge management, case management, and service fulfillment. These robust applications are built on the eGain OpenCIH™ Platform, an integrated and flexible customer interaction hub platform. The eGain OpenCIH platform enables end-to-end service process management and multichannel, multisite contact center management, and includes certified out of the box integrations with leading call center, content, and business systems. See “Products and Services” for a description of our products.

Our applications and platform are built on a service-oriented architecture and are designed to be modular (each application can be deployed stand-alone) while ensuring complete and simple integration across all applications in the suite. Furthermore, the eGain application suite comes with certified, out-of-the-box integrations with several industry leading call center and business systems through eGain Adapters™.

Our products are designed to provide companies with the following benefits:

•

Build profitable long-term customer relationships.    Customers have taken their business to the Web, forcing companies to create online presences and offer multiple service channels. Unified interactions make all the difference in this “always-on” environment. Our solutions help businesses set up well-designed, brand-aligned experiences at every customer touch point. Whether a customer is asking a question, seeking a resolution to an issue, or making a purchase, our solution allows businesses to recognize customers and provide satisfying service experiences across all touch points.

•

Increase revenue through improved sales conversion and cross-sell.    In addition to strengthening customer relationships, our products help businesses convert website visitors into customers, and help agents to contextually up-sell and cross-sell products and services. A visitor to a website that uses eGain solutions can interact with a customer service representative live over the Web through chat and cobrowsing to inquire about and buy a product. Furthermore, customers calling into a service center can be offered powerful cross-sell offers by agents using the best-practice capture and expert reasoning capability of eGain’s knowledge management products.

•

Reduce operating costs through improved agent productivity and self-service automation.    Our products are designed to enable companies to provide highly effective customer service while reducing operating costs. Our intelligent routing, auto-suggest and auto-response capabilities, tracking, and reporting features, complemented with agent-facing knowledge tools, measurably enhance the productivity of service agents. From an online service perspective, our robust self-service tools, integrated escalation paths, and sophisticated artificial intelligence engine help resolve business issues without human assistance.

•	Reduce total cost of ownership through open architecture, integration adapters, and scalable design. Our products are designed to integrate, not only with each other, but also with data and

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

The following are the key elements of our strategy:

Enhance and expand our leading integrated, multichannel customer service platform.    We believe we are one of the few companies that provide software to enable unified, and not just integrated, communication across email, phone, paper, real-time web channels such as chat and co-browsing, emerging channels such as social media, SMS and multimodal web self-service, including chatbot technology. We have a strong track record of successfully extending our platform through internal development as well as acquisitions and continue to invest in research and development efforts. In our fall 2009 release, we added social media as a supported interaction channel. We believe we were the first company to unify electronic channels of communication by integrating email and real-time web interactions, and then to offer self-service and knowledge management applications integrated into a complete customer service platform. We also believe that we were the first company in our industry to develop a unified email, chat, and call center solution through our OEM partnership with Cisco Systems. In addition, our solution is designed to integrate easily with other leading call centers as well as CRM and ERP systems, enabling customers to leverage investments in existing systems.

Provide demonstrable return on investment to customers.    In today’s age of prudent IT investments, we believe customers will only buy enterprise software if they are convinced it will result in real return on investment, or ROI, in both the short and long run. A central element of our strategy is the ability to provide companies with demonstrable ROI from our software. Among the ways we believe our solutions deliver ROI to clients are:

•	Increase self-service adoption through multi-modal web self-service;

•	Improve contact center agent productivity—in-house, outsourced, or hybrid;

•	Ensure compliance and security in customer interactions;

•	Enhance customer experience and retention;

•	Reduce escalations, field visits and service costs; and

•	Increase sales through up-sell and cross-sell at the point of service.

We believe our comprehensive ROI assessment tools make it easier for our customers and prospects to invest in our solutions.

Technology leadership.    With the creation of our flagship product, eGain Mail, in 1998, we were the first company to introduce a 100% web-architected solution to address the need for online customer interaction management. Our products are designed from the ground up for easy browser access from anywhere at any time, and rapid, flexible deployment via in-house or on-demand options. We intend to maintain our technology leadership by continuing to fine-tune our applications and user interfaces to a service-oriented architecture, or SOA, for maximum performance, user adoption and productivity. We believe that the SOA approach provides true global access, improved scalability, easier integration with existing enterprise applications and systems, and lower deployment costs than alternative approaches.

Flexible delivery options.    Offering our solution on a hosted or licensed basis provides customers with a meaningful choice of deployment options. Customers can choose to license applications for deployment at their facilities, or employ our hosted operations. They may also choose hybrid options such as licensing the software but having it managed by us. Customers choosing to receive hosted access to our solutions can focus on core aspects of their business while benefiting from the rapid deployment, 24x7 reliability and support, scalability on demand, and lower up-front investment that the hosting option offers. We believe that we offer the highest level of deployment flexibility among enterprise-class customer service software vendors, and we believe we are the only company in the market to have offered both on-demand and on-premise deployment of customer service software to enterprises for over a decade. In 2010, we marked the twelfth anniversary of our hosted network. Our most recent innovation in this area is eGain SLaaS, which eliminates five key barriers to acquisition and adoption of enterprise software:

•	Upfront investment;

•	Future lock-in;

•	Risk of failure;

•	Protracted time-to-value; and

•	Pay for non-use.

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

Strengthen partner ecosystem.    We plan to continue to invest in our Cisco OEM partnership to expand our global market reach. In fiscal year 2010 we extended our Cisco OEM partnership into fiscal year 2013. We are also continuing to systematically invest in developing the rest of our worldwide partner ecosystem. In fiscal year 2010 we signed agreements with 9 new partners and new hosting and license bookings through partners was 30% of total new hosting and license bookings compared to 45% in fiscal 2009.

Products and Services

eGain Service™ 9 Suite of Applications

eGain Service 9 is a complete customer service management solution. Built for rapidly implementing next-generation customer interaction strategies, it consists of a multichannel customer interaction hub (CIH) platform—eGain® OpenCIH™ Platform—and the eGain Web Customer Experience Suite™ and the eGain Unified Contact Center Suite™, which includes best-of-breed applications for social customer service, web self-service, and the contact center. eGain Service 9 combines industry best practices and powerful service process management capabilities built on a service-oriented architecture and an industry-leading, browser-based rich user interface. The solution enables unified multichannel service and integrated work management, and is designed to leverage existing investments in contact centers, business systems, and websites. The eGain OpenCIH Platform centralizes business rules, interactions, knowledge bases, workflow, analytics, administration and integrations in one common foundation, speeding up CIH implementation and time to value, while lowering total cost of ownership.

The individual applications in eGain Service 9 are described below:

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

•

eGain CoBrowse™ enables contact center agents to provide high-value, live collaboration options to online customers and prospects. It gives companies the ability to deliver real-time assistance and convert site visitors into profitable, long-term customers. The capabilities include enabling the agent and the customer to fill out forms together, creation of business rules for specific web pages, and allowing phone agents to provide richer experience by conducting a co-browse session.

•

eGain SelfService™ is a comprehensive solution supporting what we believe to be the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual assistant technology, and case tracking. Shaped by our experience with enterprise customers, eGain SelfService offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain OpenCIH™ Platform. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. The key modules of this solution are:

•

eGain Portals™ deliver a secure, flexible, personalized web self-service gateway through which customers can retrieve information. This online customer service portal delivers to customers the personal information they want, the way they want to see it, and when they want to see it. Customers can view frequently asked questions, manage their own accounts, review open service tickets, and review their communications with the company within a secure, personalized environment.

•

eGain Guided Help™ gives customers interactive access to the company’s knowledge base, allowing them to find answers and troubleshoot problems by themselves at their convenience. It uses patented search and reasoning technology, coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions.

•

eGain MessageCenter™ enables secure and authenticated messaging between a business and its customers. eGain MessageCenter is a secure web-based portal for customers to read confidential messages, including attachments. Based on a business-configurable option, agent responses to customer inquiries are automatically replaced with a dynamically generated URL which directs the customers to the eGain MessageCenter where they authenticate themselves to read the message details. Customers can also send messages to the business through this secure site. All messages are stored within the eGain Platform as part of the multichannel customer history.

•

eGain Chatbot™ is used to create virtual assistants to engage website visitors, answer their queries, escort them on the website, and escalate seamlessly to live agents when necessary. Chatbots help deflect phone calls to web self-service, provide memorable and brand-aligned customer service experiences, and increase online sales conversion.

•

eGain Social™ helps a business monitor the Web and social media sites for conversations about itself. It enables the business to identify and respond to customer inquiries or complaints. It also helps harvest useful content from experts in these channels and develops it into knowledge base articles that can be shared with their other customers.

•

eGain Adviser™ empowers agents—whether they are novice, expert, in-house, or outsourced—to handle complex customer interactions. Agents receive guided help for providing contextual up-sell and cross-sell, follow-on service fulfillment, and value-added advice through conversations that are compliant with regulations and corporate best practices. The solution includes a highly flexible user interface, integrated workflow, and interactive process guidance, powered by the eGain Inference® Reasoning Engine, a proven technology used by enterprises for over 15 years.

•

eGain KnowledgeAgent™ empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This product delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. This solution, in conjunction with eGain Content Adapter, also allows agents to access information stored in external systems.

•

eGain IVR™ enables superior phone self-service experiences by adding human-like intelligence to interactive voice response, (IVR) and unifying it with other interaction channels, including web self-service. Unlike traditional voice self-service solutions, it offers intelligent dialogs driven by eGain’s patented case-based reasoning technology and seamless movement across channels. The solution is an integral part of eGain’s suite for multichannel customer service, and reduces the total cost of ownership of multichannel self-service and customer service operational costs, while enabling end-customers to accomplish more through IVR.

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

•

eGain Widgets™ (Web and Mobile) is designed to deliver truly differentiated experiences by allowing businesses to provide contextual access to the knowledge base and customer accounts from various parts of the businesses’ websites as well as mobile interfaces.

eGain OnDemand™

eGain OnDemand, the software as a service version of our software suite, is a robust and scalable solution that is used by enterprises to rapidly build customer interaction hubs. We believe we were one of the earliest proponents of the hosting model. We host our applications on servers located in our third party SAS 70 Type II data center. The hosting solution allows rapid deployment of eGain products, including seamless secure access to customer’s in-house data systems; 24x7 management of infrastructure, security, servers, operating systems and databases; proprietary management systems to monitor servers and applications allowing for high availability and performance; easy migration from eGain OnDemand to in-house option and vice-versa. In fiscal year 2010, we celebrated our 12 year anniversary of providing hosting excellence to our global customers. As our solutions are 100% Web-based, customers are able to receive all features provided by the eGain application suite through a standard Web browser over a secure connection. Value-added services include email spam and virus cleaning, post office services, virtual private networks, remote data access, encrypted backups, and test/reporting/warm spare servers.

eGain SLaaS™

eGain SLaaS, the solution-as-a-service version of our software suite, makes it easy for companies to acquire and adopt customer service software. This new eGain offering is designed to take the risk out of mission-critical customer interaction software deployments and enables companies to rapidly validate and realize business value with usage-based pricing, no up-front investment, and no long-term contracts.

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

•

Education Services.    Our education services group provides a comprehensive set of basic and customized training programs to our customers and partners. Training programs are offered either in-person at the customer site, or at one of our worldwide training centers.

•

Education Services Strategy.    Our education services strategy is to provide worldwide, flexible, and economical training and delivery methods for our customers and partners so they receive the instruction they need, on how to use our products, when and where they need it, and in their learning environment of choice.

As of fiscal year ended June 30, 2010, we had approximately 45 professionals providing worldwide services for systems installation, solutions development, application management, and education.

eGain Customer Support Service

We offer a comprehensive collection of support services designed to rapidly respond to inquiries. Our technical support services are available to customers worldwide under maintenance agreements. Our customer support service strategy is to provide dedicated customer support account managers for large enterprise customers. The customer support service team uses eGain’s own software suite to provide world-class service to all our customers through customer support service centers located in California, the United Kingdom, and India.

As of fiscal year ended June 30, 2010, there were approximately 25 employees engaged in worldwide customer support services.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. We target our sales efforts at Enterprise and Mid-market companies. Our North American direct sales organization is based at our corporate headquarters in Mountain View, California, with field sales presence throughout the United States. Internationally, we have field offices in Ireland, Italy, India, the Netherlands, and the United Kingdom.

The direct sales force is organized into teams that include both sales representatives and sales consultants. Our direct sales force is made up of two components, direct and inside sales representatives, and is complemented by lead generation representatives.

We also complement our direct sales force with reseller and sales alliances. We believe we are able to leverage additional sales, marketing and deployment capabilities through these alliances.

Marketing and Partner Strategy

Our marketing strategy is to build brand around innovative and robust products trusted by leading enterprises. Our marketing organization focuses on public relations, analyst relations, marketing communications and demand generation. We employ a wide range of marketing avenues to deliver our message, including print and Internet advertising, targeted electronic and postal mailing, email newsletters and a variety of trade shows, seminars, webinars and interest groups.

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

As of fiscal year ended June 30, 2010, there were approximately 82 employees engaged in worldwide sales and marketing activities.

Customers

We serve a worldwide customer base across a wide variety of industry sectors including: telecommunications, financial services, insurance, outsourced services, retail, technology, manufacturing and consumer goods. Our product is sold to both growing medium sized enterprises (companies with up to $250 million in annual revenue) and large enterprises (over $250 million in annual revenue). For the fiscal year ended June 30, 2010, international revenue accounted for 47% and domestic revenue for 53% of total revenue, compared to 50% and 50% respectively for fiscal year 2009 and 48% and 52% respectively for fiscal year 2008.

One customer accounted for about 14% of total revenue in both fiscal years 2010 and 2009. None of our customers accounted for more than 10% of our revenue in fiscal year 2008.

Competition

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Consona Corporation, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), InQuira, Inc., Kana Software, Inc., Live Person, Inc., nGenera Corporation and RightNow Technologies, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com Inc. and SAP Inc. and other such broad software companies that may attempt to sell customer service software to their installed base.

We believe competition will continue to be strong as current competitors increase the sophistication of their offerings and new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to buy and use their products or services.

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

As of fiscal year ended June 30, 2010, there were approximately 68 employees engaged in worldwide product development activities. We spent approximately $5.5 million on research and development in fiscal years 2010 and 2009, and $5.1 million in fiscal year 2008.

Intellectual Property

We regard our copyrights, service marks, trademarks and similar intellectual property as critical to our success. We rely on patent, trademark, copyright, trade secret and other laws, as well as confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business. We own four patents in the field of case-based reasoning, with expiration dates ranging from December 2013 to December 2016.

We continually assess the propriety of seeking patent and other intellectual property protection for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Future applications may or may not receive the issuance of valid patents and trademarks.

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

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Our products may infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of fiscal year ended June 30, 2010, we had 272 full-time employees, of which 68 were in product development, 89 in services and support, 82 in sales and marketing, and 33 in finance and administration.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	currency exchange rate fluctuations;

•	the overall demand for enterprise software and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

The recent recession and global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, terrorist attacks around the world, the wars in Afghanistan and Iraq and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses and hosting services and, to a lesser extent, also may affect our renewal rates for hosting services and maintenance and support.

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. While our potential customers are evaluating our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval processes of our customers and potential customers has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented the closure of sales that we believed were likely to close. In addition, historically our license sales have comprised a relatively small number of high value transactions; consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue from the delay in even one transaction.

Fluctuations in exchange rates between the Euro, the British pound, the Indian rupee and the U.S. dollar in which we do business, may adversely affect our operating results

We transact business in an international environment. As we report our operating results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. We generate a substantial portion of our revenue and expenses in currencies other than the U.S. dollar, including the Euro and the British pound and we incur Indian rupee expenses. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict or provide guidance on our operating results.

Our international revenue and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we generally do not engage in currency hedging. To the extent the international component of our revenue grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

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

We must compete successfully in our market segment

The market for customer service and contact center software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors in the customer service arena, including Art Technology Group, Inc., Avaya, Inc., Consona Corporation, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), InQuira, Inc., Kana Software, Inc, Live Person, Inc., nGenera Corporation and RightNow Technologies, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc. and SAP Inc. and similar companies that may attempt to sell customer service software to their installed base.

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

If we fail to expand and improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to become more productive. If we are not able to effectively develop and maintain awareness of our products in a cost-effective manner, we may not achieve widespread acceptance of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in other areas of the Company and may result in, further decline of the market price of our common stock.

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

We have experienced growth in recent periods and expect to continue to grow. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges

To achieve our business objectives, we will need to continue to expand our business at an appropriate pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that expansion will require substantial management effort and additional investment in our infrastructure and headcount. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

Part of the challenge that we expect to face in the course of our expansion is increased staffing which will be used primarily towards developing new sales strategies and expanding into different markets. We have considerable need to recruit, train, and retain qualified staff and any delays or difficulties we encounter in these staffing efforts could impair our ability to grow.

If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer

We intend to continue to expand our distribution channels into international markets and to spend significant financial and managerial resources to do so. If our revenue from international operations does not exceed the expense associated with establishing and maintaining these channels, our business and operating results will suffer.

Our failure to develop and expand strategic and third-party distribution channels would impede our revenue growth

Our success and future growth depends in part upon the skills, experience, performance and continued service of our distribution partners, including software and hardware vendors and resellers. We engage with distribution partners in a number of ways, including assisting us to identify prospective customers, to distribute our products in geographics where we do not have a physical presence and to distribute our products where they are considered complementary to other third party products distributed by the partner. We believe that our future success depends in part upon our ability to develop and expand strategic, long term and profitable partnerships and reseller relationships. If we are unable to do so, or if any existing or future distribution partners fail to successfully market, resell, implement or support our products for their customers, or if distribution partners represent multiple providers and devote greater resources to market, resell, implement and support competing products and services, our future revenue growth could be impeded. Our failure to develop and expand relationships with systems integrators could harm our business

We sometimes rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these systems integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and systems integrators may develop market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated, our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

Our international operations involve various risks

We derived 47% of our revenue from international sales for the fiscal year 2010 compared to 50% for the fiscal year 2009, and 48% for fiscal year 2008. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

•	general economic conditions in each country or region in which we do or plan to do business;

•	foreign currency fluctuations and imposition of exchange controls;

•	expenses associated with complying with differing technology standards and language translation issues;

•	difficulty and costs in staffing and managing our international operations;

•	difficulties in collecting accounts receivable and longer collection periods;

•	health or similar issues, such as a pandemic or epidemic;

•	various trade restrictions and tax consequences;

•	hostilities in various parts of the world; and

•	reduced intellectual property protections in some countries.

About 48% of our workforce is employed in India. Of these employees, more than 37% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day to day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

We may not be able to be profitable in the future

We recorded income from operations of $1.2 million and a net loss of $127,000 for the year ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of approximately $327.2 million. We do not know if we will be profitable in the foreseeable future. However, we must continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a continued negative effect on our operating results and our financial condition. If we incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also expect to continue to spend financial and other resources on developing and introducing product and service offerings. Accordingly, if our revenue declines despite such investments, our business and operating results could suffer. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

Our revenue and operating expenses are unpredictable and may fluctuate, which may harm our operating results and financial condition

Due to the emerging nature of the multichannel contact center market and other similar factors, our revenue and operating results may fluctuate from quarter to quarter. Our revenue in certain past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. It is possible that our operating results in some quarters will be below the expectations of financial analysts or investors. In this event, the market price of our common stock is also likely to decline.

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

•	recognition of revenue;

•	contingencies and litigation; and

•	accounting for income taxes.

Changes in these or other rules, or scrutiny of our current accounting practices, could have a significant adverse effect on our reported operating results or the way in which we conduct our business.

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2010 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

We may not be able to pay our debt and other obligations

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. A majority of our outstanding debt is related to our related party obligations (see Note 3 “Related Party Notes”). If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding debt or restructure or convert into equity such outstanding debt, we would be in default under the terms thereof. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. Any restructuring of outstanding debt may be on terms that are more onerous than the existing terms or could result in substantial dilution to our existing stockholders.

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

Furthermore, our business model is premised on business assumptions that are still evolving. Historically, customer service has been conducted primarily in person or over the telephone but it has been moving towards a multichannel approach with companies increasingly transitioning from analog to digital technology in telecommunications. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer interaction software applications hosted by us. If any of these assumptions is incorrect or if customers and companies do not adopt digital technology in a timely manner, our business will be seriously harmed and our stock price will decline.

Difficulties in implementing our products could harm our revenue and margins

We generally recognize license revenue from a customer sale when persuasive evidence of an arrangement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from us, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

We may not be able to respond to the rapid technological change of the customer service and contact center industry

The customer service and contact center industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver product features that meet the standards of these customers, our ability to market our service and compete successfully and to increase revenue could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards or regulatory or legal requirements. More generally, if we cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, our business and operating results will suffer.

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

We are not listed on a national securities exchange which may affect the price and liquidity of our common stock and impair our ability to obtain future equity financing

Since February 2004, our common stock has been quoted on the OTC Bulletin Board which was established for securities that do not meet the listing requirements of a national securities exchange. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Stock Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

Our stock price has demonstrated volatility and continued market conditions may cause further declines or fluctuations

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

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders

Our directors and executive officers, together with members of their immediate families, beneficially owned, in the aggregate, approximately 41.7% of our outstanding capital stock as of our record date, September 22, 2010. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves

On September 14, 2009, we announced that our board of directors has approved a stock repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we can purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by our management. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Ability to hire and retain key personnel

Our success will also depend in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business.

In addition, an increase in attrition in the Indian workforce on which we deeply rely for research and development would have significant negative effects on us and our results of operations.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of customer communications and data over the Internet could harm our business and reputation

Our customers have in the past experienced some interruptions with eGain-hosted operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet-wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. A significant amount of our computer and communications systems are located in Mountain View, California. Due to our location, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

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

We lease all facilities used in our business. The following table summarizes our principal properties:

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Mountain View, California	Corporate Headquarters	16,000	2011
Pune, India	Corporate Offices	15,322	2013
Delhi, India	Corporate Offices	1,234	2010
Slough, England	European Headquarters	7,000	2013

Our Delhi and Mountain View leases expire in October 2010 and July 2011, respectively, and we believe that we will be able to obtain new office space on acceptable, commercially reasonable terms after the expiration of these leases. We believe the remainder of our facilities are suitable for our uses and are generally adequate to support the current level of operations for the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified 483 F.3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals is set to begin in October 2010 and end in the spring of 2011. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

eGain’s common stock trades on the OTC Bulletin Board under the symbol “EGAN.OB”. The following table sets forth, for the periods indicated, high and low bid prices for eGain’s Common Stock as reported by the OTC Bulletin Board.

	High	Low
Year Ended June 30, 2010
First Quarter	$0.97	$0.25
Second Quarter	1.27	0.70
Third Quarter	1.40	0.75
Fourth Quarter	1.15	0.55

Year Ended June 30, 2009
First Quarter	$0.84	$0.40
Second Quarter	0.52	0.15
Third Quarter	0.73	0.21
Fourth Quarter	0.51	0.15

(b) Holders

As of September 22, 2010, there were approximately 250 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 4,300 beneficial stockholders of our common stock as of September 22, 2010.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Plan	510,392	$5.20	70,380
2005 Stock Incentive Plan	1,266,643	$0.82	192,517
Equity compensation plans not approved by security holders
2000 Non-Management Plan	192,767	$7.07	1,578
2005 Management Plan	1,224,400	$0.78	234,250

Total	3,194,202	$1.88	498,725

Equity Compensation Plans Not Approved By Security Holders

2000 Non-Management Plan

In July 2000, our board of directors adopted the 2000 Non-Management Plan, or the 2000 Non-Management Plan, which provides for the grant of non-statutory stock options and stock purchase rights to employees of eGain. A total of 200,000 shares of common stock were reserved for issuance under the 2000 Non-Management Plan.

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan pursuant, to which the Compensation Committee may grant non-qualified stock options to purchase up to 962,400 shares of eGain common stock, at an exercise price of not less than 100% of the fair market value of such common stock, to directors, officers and key employees of the Company and its subsidiaries. In November 2007, our board of directors approved an increase of 500,000 shares for issuance under the 2005 Management Plan. Options granted under the 2005 Management Plan are subject to vesting as determined by the Compensation Committee. The options are exercisable for up to ten years from the date of grant.

(e) Issuer Repurchases of Equity Securities

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

The following table provides information on such purchases during the fourth fiscal quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
Apr. 01 - Apr. 30, 2010	7,500	$0.91	7,500	909,092
May 01 - May 31, 2010	9,300	$0.90	9,300	899,792
Jun. 01 - Jun. 30, 2010	8,100	$0.81	8,100	891,692

Total	24,900	$0.87	24,900	891,692

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	2010	2009	2008	2007	2006
	(in thousands, except per share information)
Revenue:
License	$7,389	$8,613	$6,570	$3,407	$5,967
Recurring services	16,617	15,382	15,330	13,188	12,115
Professional services	5,871	9,224	8,207	5,878	4,482

Total revenue	29,877	33,219	30,107	22,473	22,564
Cost of license	168	263	80	99	231
Cost of recurring services	4,492	4,371	4,395	3,702	2,715
Cost of professional services	5,048	6,112	7,161	5,430	4,270

Gross profit	20,169	22,473	18,471	13,242	15,348

Operating costs and expenses:
Research and development	5,510	5,481	5,098	3,973	3,046
Sales and marketing	10,226	10,465	11,747	12,853	9,570
General and administrative	3,211	3,271	4,240	2,884	2,637

Total operating costs and expenses	18,947	19,217	21,085	19,710	15,253

Income / (loss) from operations	1,222	3,256	(2,614)	(6,468)	95
Interest expense, net	(1,123)	(1,435)	(1,659)	(1,167)	(1,040)
Other income / (expense)	(67)	230	332	72	32

Income / (loss) before income tax	32	2,051	(3,941)	(7,563)	(913)
Income tax benefit / (expense), net	(159)	129	(206)	(136)	(146)

Net income / (loss)	$(127)	$2,180	$(4,147)	$(7,699)	$(1,059)

Per share information:
Basic net income / (loss) per common share	$(0.01)	$0.11	$(0.27)	$(0.50)	$(0.07)

Diluted net income / (loss) per common share	$(0.01)	$0.11	$(0.27)	$(0.50)	$(0.07)

Weighted average shares used in computing basic net income / (loss) per common share	22,180	20,611	15,330	15,317	15,308

Weighted average shares used in computing diluted net income / (loss) per common share	22,180	20,612	15,330	15,317	15,308

Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of professional services	$35	$29	$41	$47	$34
Research and development	$78	$46	$57	$39	$53
Sales and marketing	$49	$25	$67	$127	$80
General and administrative	$82	$141	$153	$60	$95

	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,733	$7,511	$3,790	$6,195	$6,916
Working capital	$(1,055)	$(1,883)	$(2,666)	$(4,111)	$347
Total assets	$15,316	$18,636	$13,914	$15,362	$16,105
Deferred revenue	$5,103	$5,531	$5,164	$5,541	$4,259
Long-term debt	$8,752	$7,999	$16,553	$11,820	$8,729

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of eGain’s financial condition and results of operations should be read together with the consolidated financial statements and related notes in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

The Company was incorporated in Delaware in September 1997. eGain is one of the world’s premier providers of multichannel customer service and knowledge management software for in-house or cloud deployment. For more than a decade, hundreds of enterprises have relied on eGain to transform their traditional call centers and eService operations into multichannel customer interaction hubs. eGain solutions are designed to enable improved customer experience, contact center agent productivity, and service process efficiencies.

In fiscal year 2009, we recorded annual revenue of $33.2 million with an income from operations of $3.3 million. In fiscal year 2010, we recorded annual revenue of $29.9 million with an income from operations of $1.2 million. We are seeing increased demand for our products and services and the decrease in revenue in fiscal year 2010 was primarily due to the length of our sales cycles resulting in the delay in the completion of a number of significant customer transactions.

Based upon the increased demand for our products and services we began increasing our investment in sales and marketing during the second half of fiscal year 2010 and if the demand continues for our products and services we intend to continue to increase our sales and marketing investments. In addition, we intend to make further investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. Due to our limited operating history and fluctuations in business, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance, but we anticipate an increase in revenue in fiscal year 2011.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenue from three sources: license fees, recurring services and professional services. Recurring services include hosting and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

We apply the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for hosting transactions to determine the accounting treatment for multiple elements. We also apply ASC 605 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 4%, 11% and 1% in fiscal years 2010, 2009 and 2008, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Hosting Services Revenue

Included in recurring services is revenue derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for our software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of ASC 985-605, Software Revenue Recognition, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established vendor-specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a hosting services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in recurring services is revenue derived from maintenance and support. We use vendor-specific objective evidence of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock. We base our assumptions for forfeiture rates on our historic activity. We used a temporary “shortcut approach” to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In October, 2009 we changed from using this approach to basing it on the historical exercise behavior and trends of our employees. This change did not have a material effect.

Valuation of Goodwill

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review April 1 every year and we have found no impairment in the last three years.

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

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with ASC 840, Leases. When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred asset. As of June 30, 2010, we had a valuation allowance of approximately $76.6 million of which approximately $75.4 million was attributable to U.S. and state net operating loss and research and development credit carry forwards.

Effective July 1, 2007, we adopted revised guidance contained in ASC 740, Income Taxes, related to uncertain tax positions. The revised guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of other income and expense. This policy did not change as a result of our adoption of ASC 740.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated.

	2010	2009	2008
Revenue:
License	25%	26%	22%
Recurring services	55%	46%	51%
Professional services	20%	28%	27%

Total revenue	100%	100%	100%
Cost of license	1%	1%	0%
Cost of recurring services	15%	13%	15%
Cost of professional services	16%	18%	24%

Gross profit	68%	68%	61%
Research and development	18%	16%	17%
Sales and marketing	34%	32%	39%
General and administrative	12%	10%	14%

Total operating costs and expenses	64%	58%	70%

Income / (loss) from operations	4%	10%	(9)%

Revenue

Total revenue, which consists of license revenue, recurring services and professional services revenue, was $29.9 million, $33.2 million, and $30.1 million, in fiscal years 2010, 2009, and 2008, respectively.

In fiscal year 2010, total revenue decreased 10%, or $3.3 million, from the previous year. Our international sales accounted for approximately 47% of total revenue in fiscal year 2010, a decrease from 50% of total revenue in fiscal year 2009. The impact of the foreign exchange fluctuation between the U.S. dollar and against the Euro and British pound in total revenue was minimal in fiscal year 2010 compared to a negative impact of approximately $4.3 million in fiscal year 2009. One customer accounted for approximately 14% of total revenue in both fiscal years 2010 and 2009. None of our customers accounted for more than 10% of our revenue in fiscal year 2008.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability of the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased due to the global economic slowdown and the increased volatility of the value of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license bookings in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see that the mix of license and hosting business fluctuate from quarter to quarter. The value of new hosting transactions, as a percentage of combined new hosting and license business excluding the Cisco OEM agreement, was approximately 53%, 34% and 43% for the fiscal years 2010, 2009 and 2008, respectively. For license transactions the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions, but we anticipate total revenue to increase in fiscal year 2011.

License Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Revenue:
License	$7,389	$8,613	$6,570	$(1,224)	(14)%	$2,043	31%
Percentage of total revenue	25%	26%	22%

License revenue was $7.4 million, $8.6 million, and $6.6 million in fiscal years 2010, 2009, and 2008, respectively. This represents a decrease of 14% or $1.2 million, in fiscal year 2010 from fiscal year 2009 compared to an increase of 31% or $2.0 million, in fiscal year 2009 from fiscal year 2008. License revenue represented 25%, 26% and 22% of total revenue for the fiscal years 2010, 2009 and 2008, respectively. License revenue in fiscal year 2010 included $2.1 million from the amendment to the Cisco OEM agreement. Based upon certain changes, including pricing for support, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we record royalties earned under the Cisco OEM agreement as license revenue. The decrease in fiscal year 2010 was primarily due to the length or unpredictable nature of our sales cycles resulting in the delay in the completion of a number of significant customer transactions until fiscal 2011. The mix of license and hosting business also contributed to the decrease. The value of new license transactions, as a percentage of combined new hosting and license business excluding the Cisco OEM agreement, was approximately 47% in fiscal year 2010 down from 66% in fiscal year 2009. The impact from the foreign currency fluctuations on license revenue was minimal in fiscal year 2010.

License revenue in fiscal year 2009 was negatively impacted by $1.9 million due to the strengthening of the U.S. dollar against the Euro and British pound in which certain licenses were denominated. The increase in fiscal year 2009 was primarily due to the increase in the average size of license transactions that included six transactions totaling approximately $5.7 million.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license bookings, the uncertainty in the global economy and the recent volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods but we anticipate total license revenue to increase in fiscal year 2011.

Recurring Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Revenue:
Hosting services	$7,538	$6,558	$5,825	$980	15%	$733	13%
Maintenance and support services	$9,079	$8,824	$9,505	$255	3%	$(681)	(7)%

Total recurring services	$16,617	$15,382	$15,330	$1,235	8%	$52	0%
Percentage of total revenue	55%	46%	51%

Recurring services revenue includes hosting and software maintenance and support services. Recurring services revenue was $16.6 million, $15.4 million and $15.3 million in fiscal years 2010, 2009 and 2008, respectively. This represented an increase of 8%, or $1.2 million, in fiscal year 2010 compared to fiscal year 2009 and an increase of 0%, or $52,000 in fiscal year 2009 compared to fiscal year 2008. Recurring services revenue represented 55%, 46% and 51% of total revenue for the fiscal years 2010, 2009 and 2008, respectively.

Hosting revenue was $7.5 million, $6.6 million and $5.8 million in fiscal years 2010, 2009 and 2008, respectively. This represented an increase of 15%, or $980,000, in fiscal year 2010 compared to fiscal year 2009 and an increase to 13%, or $733,000, in fiscal year 2009 compared to fiscal year 2008.

The increase in fiscal year 2010 was primarily due to the increased size of new hosting contracts with larger enterprises that included ten new hosting contracts totaling over $4.5 million that are recognized ratably over the contractual term. The impact from the foreign currency fluctuations on hosting revenue was minimal in fiscal year 2010.

Without the $626,000 negative impact of the U.S. dollar strengthening compared to the Euro and British pound, hosting revenue would have increased by approximately 24%, or $1.4 million, in fiscal year 2009. The increase in fiscal year 2009 was primarily due to the increased size of new hosting contracts with larger enterprises that included five new hosting contracts totaling over $2.7 million that are recognized ratably over the contractual term.

Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase in fiscal year 2011 based upon current renewal rates for existing hosted customers and the projected levels of new hosting agreements.

Software maintenance and support services consist of technical support and software upgrades and enhancements. Maintenance and support revenue was $9.1 million, $8.8 million and $9.5 million in fiscal years 2010, 2009 and 2008, respectively. This represented an increase of 3%, or $255,000 in fiscal year 2010 compared to fiscal year 2009 and a decrease of 7%, or $681,000, in fiscal year 2009 compared to fiscal year 2008.

The increase in fiscal year 2010 was primarily due to the increase in license sales in the last quarter of fiscal year 2009 for which the support revenue was recognized starting in fiscal year 2010 and the high renewal rates for existing maintenance and support customers. The impact from the foreign currency fluctuations on maintenance and support revenue was minimal in fiscal year 2010.

Without the $1.1 million negative impact of the U.S. dollar strengthening compared to the Euro and British pound, maintenance and support revenue would have increased by approximately 5%, or $420,000, in fiscal year 2009. The increase in fiscal year 2009, excluding the impact of foreign currency fluctuation, was primarily due to the increase in license sales.

Excluding the impact from any future foreign currency fluctuation, we expect maintenance and support revenue to increase in fiscal year 2011 based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Revenue:
Professional services	$5,871	$9,224	$8,207	$(3,353)	(36)%	$1,017	12%
Percentage of total revenue	20%	28%	27%

Professional services revenue was $5.9 million, $9.2 million and $8.2 million in fiscal years 2010, 2009 and 2008, respectively. This represented a decrease of 36%, or $3.4 million, in fiscal year 2010 compared to fiscal year 2009 and an increase of 12%, or $1.0 million, in fiscal year 2009 compared to fiscal year 2008.

The decrease in fiscal year 2010 was primarily due to a decrease in professional services revenue from the Cisco OEM agreement. As discussed above, as of July 27, 2009, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement. As a result, the professional services revenue in fiscal year 2010 included a profit margin of $420,000 from Cisco OEM agreement prior to its amendment when compared to a profit margin of $2.0 million from Cisco OEM agreement in fiscal year 2009. The decrease was also due in part to our business strategy to migrate more of our professional services work to partners. The impact from the foreign currency fluctuations on professional service revenue was minimal in fiscal year 2010.

Without the $693,000 negative impact of the U.S. dollar strengthening compared to the Euro and British pound, professional services revenue would have increased by approximately 21%, or $1.7 million, in fiscal year 2009. The increase in fiscal year 2009 was primarily due to an increase in revenue from the Cisco OEM agreement. This OEM agreement with Cisco includes multiple elements, including significant product customizations that are subject to Cisco’s acceptance. We have determined that the OEM agreement should be accounted for under the contract accounting method ASC 605, Revenue Recognition. In addition, we have determined that no loss will be incurred in connection with the OEM agreement. Initially the lowest probable level of profit could not be determined and therefore, no profit was recognized on this contract prior to the quarter ended September 30, 2008. Starting from the quarter ended September 30, 2008, we changed our accounting estimate and established a minimum margin of 25% that was used in calculating revenue for this OEM agreement. We increased the minimum margin to 35% in the quarter ended December 31, 2008 and maintained at 40% for the second half of fiscal year 2009. These changes were a result of increased royalties received from Cisco and an update to the estimate of costs remaining to complete the final milestones per the OEM agreement. The change in accounting estimate resulted in a revenue increase of $2.0 million in fiscal year 2009, and an increase to our net income by $0.03 per share in fiscal year 2009. Revenue from the OEM agreement as a percentage of total revenue was approximately 8% and 3% for the fiscal years 2009 and 2008, respectively and was all related to professional services revenue.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to remain relatively constant or decrease slightly in fiscal year 2011 based upon our current sales pipeline and our current sales strategy.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Cost of revenue	$9,708	$10,746	$11,636	$(1,038)	(10)%	$(890)	(8)%
Percentage of total revenue	32%	32%	39%
Gross Margin	68%	68%	61%

Total cost of revenue was $9.7 million, $10.7 million and $11.6 million in fiscal years 2010, 2009 and 2008, respectively. This represented a decrease of 10%, or $1.0 million, in fiscal year 2010 compared to fiscal year 2009 and a decrease of 8%, or $890,000, in fiscal year 2009 compared to fiscal year 2008.

Total cost of revenue as a percentage of total revenue for fiscal year 2010 was 32%, remained unchanged from fiscal year 2009 and decreased from 39% in fiscal year 2008.

The decrease in fiscal year 2010 was primarily due to (i) a decrease of $531,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease of $278,000 in personnel and personnel-related expenses, (iii) a decrease of $127,000 in third party royalties and support, (iv) a decrease in international subsidiaries’ expenses of approximately $117,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (v) a decrease in outside consulting expense of $79,000, and was partially offset by an increase in hosting related costs of $79,000.

The decrease in fiscal year 2009 was primarily due to (i) a decrease in international subsidiaries’ expenses of approximately $1.1 million related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (iii) a decrease in outside consulting expense of $140,000, and was partially offset by (i) an increase in personnel and personnel-related expenses of $392,000 and (ii) an increase in hosting related costs of $87,000.

Gross margin for fiscal year 2010 was 68%, remained unchanged from fiscal year 2009 and increased from 61% in fiscal year 2008.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Cost of license	$168	$263	$80	$(95)	(36)%	$183	229%
Percentage of license revenue	2%	1%	1%
Gross Margin	98%	99%	99%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $168,000, $263,000 and $80,000 in fiscal years 2010, 2009 and 2008, respectively.

This represented a decrease of 36%, or $95,000, in fiscal year 2010 compared to 2009 and an increase of 229%, or $183,000, in fiscal year 2009 compared to 2008. Total cost of license as a percentage of total license revenue was 2% (a gross margin of 98%) in fiscal year 2010 compared to 1% in fiscal year 2009 (a gross margin of 99%) and to 1% (a gross margin of 99%) in fiscal year 2008. The decrease in fiscal year 2010 was due to a decrease in third party royalties. There was a 229% increase in cost of license in fiscal year 2009 from fiscal year 2008.

We anticipate cost of license to remain relatively constant in percentage of total license revenue in future periods.

Cost of Recurring Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Cost of recurring services	$4,492	$4,371	$4,395	$121	3%	$(24)	1%
Percentage of recurring service revenue	27%	28%	29%
Gross Margin	73%	72%	71%

Cost of recurring services includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers.

Total cost of recurring services was $4.5 million, $4.4 million and $4.4 million in fiscal years 2010, 2009 and 2008, respectively. This represented an increase of 3%, or $121,000, in fiscal year 2010 compared to fiscal year 2009 and a decrease of 1%, or $24,000, in fiscal year 2009 compared to fiscal year 2008. Total cost of recurring services as a percentage of total recurring services revenue was 27% (a gross margin of 73%) in fiscal year 2010 compared to 28% (a gross margin of 72%) in fiscal year 2009 and 29% (a gross margin of 71%) in fiscal year 2008.

The increase in cost of recurring services in fiscal year 2010 primarily consisted of (i) an increase of $99,000 in hosting related costs, (ii) an increase of $75,000 in personnel and personnel-related expenses and was partially offset by (i) a decrease in support of third-party software of $32,000 and (ii) a decrease in our international subsidiaries’ expenses of approximately $32,000 primarily from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee.

The decrease in cost of recurring services in fiscal year 2009 primarily consisted of (i) a decrease in our international subsidiaries’ expenses of approximately $482,000 primarily from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee and was partially offset by (i) an increase of $374,000 in personnel and personnel-related expenses and (ii) an increase of $53,000 in hosting related costs.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring services to remain relatively constant or increase slightly in fiscal year 2011.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Cost of professional services	$5,048	$6,112	$7,161	$(1,064)	(17)%	$(1,049)	(15)%
Percentage of professional service revenue	86%	66%	87%
Gross Margin	14%	34%	13%

Cost of professional services includes personnel costs for consulting services. In addition, we recorded costs associated with the Cisco OEM agreement from the second quarter in fiscal year 2006 through the first quarter of fiscal year 2010. In the quarter ended September 30, 2009, we amended the Cisco OEM agreement. Based upon certain changes, we no longer record the costs associated with the Cisco OEM agreement as cost of professional services from the effective date of the amendment. The cost associated with the Cisco OEM agreement in fiscal year 2010 was minimal compared to $531,000 in fiscal year 2009.

Total cost of professional services was $5.0 million, $6.1 million and $7.2 million in fiscal years 2010, 2009, and 2008, respectively. This represented a decrease of 17%, or $1.1 million, in fiscal year 2010 compared to fiscal year 2009 and a decrease of 15%, or $1.0 million, in fiscal year 2009 compared to fiscal year 2008. Total cost of professional services as a percentage of total professional services revenue was 86% (a gross margin of 14%) in fiscal year 2010 compared to 66% (a gross margin of 34%) in fiscal year 2009 and 87% (a gross margin of 13%) in fiscal year 2008.

The decrease in professional services in fiscal year 2010 was primarily due to (i) a decrease of $531,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, (ii) a decrease of $376,000 in personnel and personnel-related expenses, and (iii) a decrease in our international subsidiaries’ expenses of approximately $86,000 primarily from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee. The decrease in the gross margin included a decrease of $3.4 million in the total professional services revenue and was partially offset by a decrease of $1.1 million in the cost of professional services. The decrease in the gross margin was primarily due to the change in how we record the revenue and costs associated with the Cisco OEM agreement as discussed above.

The decrease in professional service in fiscal year 2009 was primarily due to (i) a decrease in our international subsidiaries’ expenses of approximately $640,000 primarily from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (ii) a decrease of $275,000 for the services performed by research and development personnel in connection with the Cisco OEM agreement, and (iii) a decrease of $144,000 in outside consulting services. The increase in the gross margin included an increase of $1.1 million in the total professional services revenue which was primarily due to the profit margin of $2.0 million from the Cisco OEM agreement and the decrease of $1.0 million of the cost of professional services from fiscal year 2008.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to remain relatively constant or slightly increase in absolute dollars in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Research and Development	$5,510	$5,481	$5,098	$29	1%	$383	8%
Percentage of total revenue	18%	16%	17%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $5.5 million, $5.5 million and $5.1 million in fiscal years 2010, 2009 and 2008, respectively. This represented an increase of 1%, or $29,000, in the fiscal year 2010 compared to fiscal year 2009 and an increase of 8%, or $383,000, in fiscal year 2009 compared to fiscal year 2008. Total research and development expenses as a percentage of total revenue was 18% in the fiscal year 2010 compared to 16% in the fiscal year 2009 and 17% in fiscal year 2008.

The increase in fiscal year 2010 was primarily due to (i) the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of professional services that contributed an increase of

$531,000, (ii) an increase in outside consulting services and other expenses of $98,000, (iii) an increase in stock-based compensation expense of $32,000 and was partially offset by the decrease of $646,000 in personnel and personnel related costs from the decreased headcount in North America. The impact from the foreign currency fluctuations research and development expenses was minimal in fiscal year 2010.

The increase in fiscal year 2009 was primarily due to (i) a net increase of $699,000 in personnel related costs from the increased headcount in North America, which was partially offset by a reduction in the research and development group in India, and (ii) the decrease in allocation of the services in connection with the Cisco OEM agreement to cost of support and services contributed an increase of $275,000, which was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $403,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee and (ii) decreased outside consulting services of $173,000.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to increase in fiscal year 2011 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Sales	$8,393	$8,671	$9,528	$(278)	(3)%	$(857)	(9)%
Marketing	$1,833	$1,794	$2,219	$39	2%	$(425)	(19)%

Total Sales and Marketing	$10,226	$10,465	$11,747	$(239)	(2)%	$(1,282)	(11)%
Percentage of total revenue	34%	32%	39%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $10.2 million, $10.5 million and $11.7 million in fiscal years 2010, 2009 and 2008 respectively. This represented a decrease of 2%, or $239,000, in fiscal year 2010 compared to fiscal year 2009 and a decrease of 11%, or $1.3 million, in fiscal year 2009 compared to fiscal year 2008. Total sales and marketing expenses as a percentage of total revenue was 34% in fiscal year 2010 compared to 32% in fiscal year 2009 and 39% in fiscal year 2008.

Total sales expense was $8.4 million for fiscal year 2010 compared to $8.7 million for fiscal year 2009 and $9.5 million for fiscal year 2008. The decrease in fiscal year 2010 was primarily due to (i) the decrease of $588,000 in personnel and personnel related costs, and (ii) the decrease in our international subsidiaries’ expenses of approximately $113,000 primarily from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee and was partially offset an increase of $375,000 in outside consulting services due to the increased sales activities.

The decrease in fiscal year 2009 was primarily due to (i) the decrease in our international subsidiaries’ expenses of approximately $1.1 million from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee and was partially offset by an increase of $334,000 in personnel related expenses.

The sales expenses also included the tele-marketing sales group that had previously been managed within the marketing group. The changes in sales personnel costs related to the tele-marketing group included the increased expenses of $17,000 and $117,000 in fiscal years 2010 and 2009, respectively.

Total marketing expenses were $1.8 million, $1.8 million and $2.2 million in fiscal years 2010, 2009 and 2008, respectively. The increase in fiscal year 2010 was primarily due to an increase of personnel related expenses by $95,000 and was partially offset by a decrease of $71,000 in expenses for marketing programs.

The decrease in fiscal year 2009 was primarily due to (i) a decrease of $160,000 in expenses for marketing programs, (ii) a decrease of personnel related expense by $137,000, and (iii) the decrease in our international subsidiaries’ expenses of approximately $115,000 from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee.

We anticipate sales and marketing expenses to increase in fiscal year 2011 based upon current revenue expectations, excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
General and administrative	$3,211	$3,271	$4,240	$(60)	(2)%	$(969)	(23)%
Percentage of total revenue	12%	10%	14%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $3.2 million, $3.3 million and $4.2 million in the fiscal years 2010, 2009 and 2008, respectively. This represented a decrease of 2%, or $60,000, in fiscal year 2010 compared to fiscal year 2009 and a decrease of 23%, or $969,000, in fiscal year 2009 compared to fiscal year 2008. Total general and administrative expenses as a percentage of total revenue was 12% in fiscal year 2010 compared to 10% in the fiscal year 2009 and 14% in fiscal year 2008.

The decrease in fiscal 2010 was primarily due to (i) a decrease of $177,000 in auditing and outside consulting expenses, (ii) decreased legal expenses of $62,000, (iii) a decrease in our international subsidiaries’ expenses of approximately $34,000 from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee and was partially offset by an increase in bad debt expense of $231,000.

The decrease in fiscal 2009 was primarily due to (i) decreased legal expenses of $473,000, (ii) a decrease of $178,000 in auditing and outside consulting expenses, (iii) a decrease in our international subsidiaries’ expenses of approximately $157,000 from the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, and (iv) a decrease of $21,000 in bad debt expense.

We anticipate general and administrative expenses to increase in fiscal 2011 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Valuation and Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Cost of support and services	$35	$29	$41	$6	21%	$(12)	(29)%
Research and development	$78	$46	$57	$32	70%	$(11)	(19)%
Sales and marketing	$49	$25	$67	$24	96%	$(42)	(63)%
General and administrative	$82	$141	$153	$(59)	(42)%	$(12)	(8)%

Total Stock-Based Compensation	$244	$241	$318	$3	(1)%	$(77)	(24)%
Percentage of total revenue	1%	1%	1%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our Board of Directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

The changes in stock-based compensation expenses in fiscal years 2010 and 2009 were insignificant. Based upon recent and anticipated option grants, we expect our stock-based compensation expense to remain relatively constant in fiscal year 2011.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(in thousands)
Operating income / (loss)	$1,222	$3,256	$(2,614)	(2,034)	(62)%	$5,870	NM	*
Operating margin	4%	10%	(9)%

*	NM – Not Meaningful

Income from operations was $1.2 million in fiscal year 2010 compared to the income from operations of $3.3 million in fiscal year 2009 and the loss from operations of $2.6 million in fiscal year 2008. We recorded a positive operating margin of 4% in fiscal year 2010 compared to a positive 10% in fiscal year 2009 and a negative 9% in the fiscal year 2008.

The change of operating income in fiscal year 2010 primarily included a decrease in revenue of $3.3 million and a decrease in total costs and operating expenses of $1.3 million. The decrease in revenue was primarily due to the length of our sales cycles resulting in the delay in the completion of a number of significant customer transactions until fiscal year 2011. The mix of license and hosting business also contributed to the decrease. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was minimal. The decrease in total costs and operating expenses was a net of (i) a decrease in personnel-related costs of $1.3 million, (ii) a decrease of $253,000 in international expenses due to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (iii) a decrease of $127,000 in third party royalties and support, (iv) a decrease of $115,000 in auditing, legal and other expenses, and (v) a decrease of $71,000 in expense of marketing program and was partially offset by, (i) an increase of $267,000 in outside consulting expense, (ii) an increase of $231,000 in bad debt expense and (iii) an increase of $99,000 in hosting related cost.

The change of operating income in fiscal year 2009 primarily included an increase in revenue of $3.1 million and a decrease in total costs and operating expenses of $2.9 million. The increase in revenue was net of the negative impact of $4.3 million from the fluctuation of foreign currencies against the U.S. dollar. The decrease in total costs and operating expenses was a net of (i) a decrease of $2.9 million in international expenses due to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (ii) a decrease of $528,000 in legal and other expenses, (iii) a decrease of $445,000 in outside consulting expenses, (iv) a reduction of $160,000 in marketing programs, and (v) a decrease of $59,000 in auditing expense and was partially offset by a net increase in personnel-related costs of $1.3 million primarily due to our increased investment in research and development and our professional services team that was partially offset by a reduction in sales force.

Interest Expense and Other Income (Expense)

Interest expense was $1.1 million, $1.4 million and $1.7 million in fiscal years 2010, 2009 and 2008 respectively. This represents a decrease of 22% or $312,000, in fiscal year 2010 compared to fiscal year 2009 and a decrease of 14% or $224,000, in fiscal year 2009 compared to fiscal year 2008.

The decrease in interest expense in fiscal year 2010 was primarily due to the decrease in the related party notes payable balances and the reduction in bank borrowings.

The decrease in interest expense in fiscal year 2009 was primarily due to the decrease in the related party notes payable balances which resulted from the conversion agreement and amendment to subordinated secured promissory notes entered into on September 24, 2008, as discussed in “Related Party Transactions”.

Other expense was $67,000 in fiscal year 2010 compared to other income of $230,000 in fiscal year 2009 and other income of $332,000 in fiscal year 2008. The other expense in fiscal year 2010 primarily included a foreign exchange loss related to the payments from international trade receivables due to the weakening of British pound against the Euro in which certain sales were denominated. The other income in fiscal year 2009 and 2008 was primarily from a foreign exchange gain related to the payments from international trade receivables.

Income Tax Benefit (Expense)

We recorded an income tax expense of $159,000 for fiscal year 2010 compared to an income tax benefit of $129,000 in fiscal year 2009 and an income tax expense of $206,000 in fiscal year 2008. The income tax expenses for fiscal year 2010 and 2008 were primarily related to the income tax provision for foreign subsidiaries. The income tax benefit for fiscal year 2009 mainly related to our Indian subsidiary.

Related Party Transactions

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, or the 2002 Agreement, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us, evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bore interest at an effective annual rate of 12% due and payable upon the term of such note. We had the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2003 Note, and received additional warrants to purchase up to 128,766 shares of our common stock at an exercise price of $3.88 per share. These warrants expired in October 2008. In connection with this additional loan we recorded $1.8 million in related party notes payable and $195,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. This note was amended and restated on June 29, 2007 and on September 24, 2008.

On March 31, 2004, we entered into notes and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders, pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes had a term of five years and bore interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. These warrants expired in June 2010. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous note through March 31, 2009. This note was amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. As of June 30, 2010 and 2009, the principal and interest due on the loans was $8.7 million and $7.7 million, respectively, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update on fair value measurement and disclosures which amends ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2011); early adoption is permitted. We have made additional disclosures in footnote 13, as applicable for levels 1 and 2.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple deliverable arrangement. In the instance an arrangement includes software deliverables as well as non-software related deliverables, the provisions of ASC 985-605, Software Revenue Recognition, would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

Liquidity and Capital Resources

Overview

Based upon the increased revenue and income from operations in fiscal years 2006 and 2005 as well as the positive cash flow from operating activities in fiscal year 2006, we made increased investments in our business in fiscal year 2007 including the expansion in our product and sales and marketing teams. This investment was driven in part by the OEM agreement we signed with Cisco Systems in August 2006. Resulting from these investments we recorded annual revenue of $29.9 million, $33.2 million and $30.1 million in fiscal years 2010, 2009 and 2008, respectively. Furthermore we recorded an operating income of $1.2 million and $3.3 million in fiscal year 2010 and 2009, respectively compared to the operating losses of $2.6 million and $6.5 million in the fiscal years 2008 and 2007, respectively. In addition, net cash from operating activities was $2.5 million and $3.7 million in fiscal year 2010 and 2009, respectively compared to $2.8 million net cash used in operating activities in fiscal year 2008. As of June 30, 2010, our cash and cash equivalents were $5.7 million compared to $7.5 million on June 30, 2009 and $3.8 million on June 30, 2008. Our negative working capital reduced to $1.1 million at June 30, 2010 from a negative working capital of $1.9 million and $2.7 million at June 30, 2009 and 2008, respectively. As of June 30, 2010, our deferred revenue was $5.1 million compared to $5.5 million and $5.2 million at June 30, 2009 and 2008, respectively.

Based upon our fiscal year 2011 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we may need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time (See Note 4—“Bank Borrowings”). The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line had a maturity date of June 24, 2010 which was extended in June 2010 through September 22, 2010 (see also Note 13 “Subsequent Events”). In addition, the Bridge Bank Credit Facility allows for borrowings of up to $300,000 to pay off existing obligations to Silicon Valley Bank and up to $300,000 to be used to finance equipment purchases. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of June 30, 2010 we had $3.0 million available credit under the Bridge Bank Credit Facility. As of June 30, 2010 we were not in compliance with one of the financial covenants, but received a waiver of default from Bridge Bank.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Pursuant to the Agreement we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. As of June 30, 2010 and 2009, the principal and interest due on the loans was $8.7 million and $7.7 million, respectively, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Please refer to Note 3 to the accompanying consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash provided by operating activities was $2.5 million in fiscal year 2010 compared to the net cash provided by operating activities of $3.7 million in fiscal year 2009 and the net cash used in operating activities of $2.8 million in fiscal year 2008. The net cash provided by or used in operating activities consisted primarily of net income or loss, plus non-cash expenses related to depreciation, stock-based compensation, accrued interest and amortization of discount on related party notes, amortization of debt issuance costs, provision for doubtful accounts, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities in fiscal year 2010 primarily consisted of a decrease of $1.1 million in accounts receivable and an increase in accounts payable by $200,000. This was partially offset by decreases included $368,000 in accrued compensation primarily related to the decreased commissions, $245,000 in other long term liabilities and $95,000 in other accrued liabilities.

The net change in operating assets and liabilities in fiscal year 2009 primarily consisted of an increase of $2.4 million in accounts receivable and a decrease in accounts payable by $611,000. This was partially offset by the increases of $865,000 in accrued compensation, $676,000 in accrued liabilities and $554,000 in deferred revenue. The increase in accrued compensation was primarily due to the increased commission associated with the increased bookings and the change in the frequency of payment of bonuses to North American employees from three months to six months. The increase in deferred revenue was primarily due to the increase in deferred support and hosting from new contracts.

Net cash used in investing activities was $521,000 in fiscal year 2010 compared to $266,000 in fiscal year 2009 and $530,000 in fiscal year 2008. Cash used in investing activities in fiscal year 2010 was primarily due to the purchase of equipment and software to support the increase in our hosting business and for new employees. Cash used in investing activities in fiscal year 2009 was a net of purchase of equipment and software for increased hosted customers and new employees and proceeds from sales of fixed assets.

Net cash used in financing activities was $3.4 million in fiscal year 2010 compared to net cash used in financing activities of $99,000 in fiscal year 2009 and net cash provided by financing activities of $838,000 in fiscal year 2008. Net cash used in financing activities in fiscal year 2010 primarily included a repayment of $3.1 million of existing bank borrowings, $181,000 payment on capital leases and $108,000 on the repurchase of our stock. Net cash provided by financing activities in fiscal year 2009 was related to a net of $63,000 proceeds from new bank borrowings and $162,000 payments on existing bank borrowings and capital lease.

Commitments

The following table summarizes eGain’s contractual obligations; including interest payments, as of June 30, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2011	2012	2013	2014	2015
Operating and capital leases	$905	$618	$607	$181	$—	$—	$2,311
Bank borrowings	115	—	—	—	—	—	115
Related party notes payable	—	10,806	—	—	—	—	10,806
Co-Location	452	298	224	—	—	—	974

Total	$1,472	$11,722	$831	$181	$—	$—	$14,206

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2010. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008
	(in thousands, except per share information)
Consolidated Statements of Operations Data:

Revenue:
License	$1,512	$1,407	$2,516	$1,954	$3,022	$463	$3,529	$1,599
Recurring services	4,093	4,248	4,292	3,984	3,926	3,708	3,637	4,110
Professional services	1,042	1,288	1,504	2,037	1,962	2,410	2,423	2,430

Total revenue	6,647	6,943	8,312	7,975	8,910	6,581	9,589	8,139
Cost of license	16	1	83	68	209	16	19	19
Cost of Recurring services	1,107	1,104	1,129	1,152	1,130	1,035	1,078	1,128
Cost of Professional services	1,192	1,225	1,336	1,295	1,493	1,405	1,501	1,713

Gross profit	4,332	4,613	5,764	5,460	6,078	4,125	6,991	5,279
Operating costs and expenses:
Research and development	1,653	1,402	1,285	1,170	1,178	1,378	1,400	1,525
Sales and marketing	2,981	2,461	2,350	2,434	2,731	2,101	2,851	2,782
General and administrative	939	755	731	786	735	616	873	1,047

Total operating costs and expenses	5,573	4,618	4,366	4,390	4,644	4,095	5,124	5,354

Income / (loss) from operations	(1,241)	(5)	1,398	1,070	1,434	30	1,867	(75)
Interest expense, net	(285)	(282)	(279)	(277)	(297)	(318)	(335)	(485)
Other income (expense), net	(92)	(5)	36	(6)	(265)	130	341	24

Income / (loss) before income tax	(1,618)	(292)	1,155	787	872	(158)	1,873	(536)
Income tax benefit / (expense), net	(39)	(26)	(94)	—	57	(38)	96	14

Net income / (loss)	$(1,657)	$(318)	$1,061	$787	$929	$(196)	$1,969	$(522)

Per share information:
Basic net income / (loss) per common share	$(0.07)	$(0.01)	$0.05	$0.04	$0.04	$(0.01)	$0.09	$(0.03)

Diluted net income / (loss) per common share	$(0.07)	$(0.01)	$0.04	$0.04	$0.04	$(0.01)	$0.09	$(0.03)

Weighted average shares used in computing basic net income / (loss) per common share	22,137	22,162	22,205	22,213	22,213	22,213	22,213	15,857

Weighted average shares used in computing diluted net income / (loss) per common share	22,137	22,162	24,232	22,221	22,214	22,213	22,213	15,857

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at June 30, 2010 totaled approximately $3.9 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. During the fiscal year 2010, the fluctuation in the currency exchange rates of the U.S. dollar against the Euro, the British pound and the Indian rupee was minimal. If the U.S. dollar strengthened in future periods, we may experience an adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

As of June 30, 2010 and 2009

And for the years ended June 30, 2010, 2009, and 2008

eGain Communications Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation and its subsidiaries (“the Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income / (loss), and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications Corporation and its subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.

San Jose, California

September 22, 2010

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,733	$7,511
Restricted cash	13	13
Accounts receivable, less allowance for doubtful accounts of $247 and $139 at June 30, 2010 and 2009, respectively	2,955	4,308
Prepaid and other current assets	512	538

Total current assets	9,213	12,370
Property and equipment, net	869	995
Goodwill	4,880	4,880
Other assets	354	391

Total assets	$15,316	$18,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,146	$979
Accrued compensation	1,987	2,429
Accrued liabilities	1,946	2,141
Deferred revenue	4,917	5,398
Current portion of capital lease obligation	157	181
Bank borrowings	115	3,125

Total current liabilities	10,268	14,253
Deferred revenue	186	133
Capital lease obligation, net of current portion	28	187
Related party notes payable	8,724	7,697
Bank borrowings, net of current portion	—	115
Other long term liabilities	273	344

Total liabilities	19,479	22,729

Commitments and contingencies (notes 6, 9 and 10)

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000 shares authorized, 22,126 and 22,213 shares issued and outstanding at June 30, 2010 and 2009	22	22
Additional paid-in capital	323,700	323,550
Notes receivable from stockholders	(79)	(76)
Accumulated other comprehensive loss	(596)	(506)
Accumulated deficit	(327,210)	(327,083)

Total stockholders’ deficit	(4,163)	(4,093)

Total liabilities and stockholders’ deficit	$15,316	$18,636

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2010	2009	2008
Revenue:
License	$7,389	$8,613	$6,570
Recurring services	16,617	15,382	15,330
Professional services	5,871	9,224	8,207

Total revenue	29,877	33,219	30,107
Cost of license	168	263	80
Cost of recurring services	4,492	4,371	4,395
Cost of professional services	5,048	6,112	7,161

Gross profit	20,169	22,473	18,471

Operating costs and expenses:
Research and development	5,510	5,481	5,098
Sales and marketing	10,226	10,465	11,747
General and administrative	3,211	3,271	4,240

Total operating costs and expenses	18,947	19,217	21,085

Income / (Loss) from operations	1,222	3,256	(2,614)
Interest expense, net	(1,123)	(1,435)	(1,659)
Other income/ (expense)	(67)	230	332

Income / (Loss) before income tax	32	2,051	(3,941)
Income tax benefit (expense)	(159)	129	(206)

Net income / (loss)	$(127)	$2,180	$(4,147)

Per share information:
Basic net income / (loss) per common share	$(0.01)	$0.11	$(0.27)

Diluted net income / (loss) per common share	$(0.01)	$0.11	$(0.27)

Weighted average shares used in computing basic net income / (loss) per common share	22,180	20,611	15,330

Weighted average shares used in computing diluted net income / (loss) per common share	22,180	20,612	15,330

Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of professional services	$35	$29	$41
Research and development	$78	$46	$57
Sales and marketing	$49	$25	$67
General and administrative	$82	$141	$153

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ (Deficit) Equity	Compre- hensive Income (Loss)
	Shares	Amount
BALANCES AT JUNE 30, 2007	15,322	$15	$316,202	$(77)	$(438)	$(325,116)	$(9,414)
Interest on stockholder notes				(3)			(3)
Repayment on stockholders notes	—	—	—	6	—	—	6
Exercise of Common Stock	11	—	7	—	—	—	7	—
Stock-based Compensation	—	—	318	—	—	—	318
Comprehensive loss:
Net loss	—	—	—	—	—	(4,147)	(4,147)	$(4,147)
Foreign Currency translation adjustments	—	—	—	—	(56)	—	(56)	(56)

Comprehensive loss	—	—	—	—	—	—	—	$(4,203)

BALANCES AT JUNE 30, 2008	15,333	15	316,527	(74)	(494)	(329,263)	(13,289)
Interest on stockholder notes	—	—	—	(2)	—	—	(2)	—
Issuance of Common Stock due to debt conversion	6,880	7	3,434	—	—	—	3,441
Gain on conversion of debt	—	—	3,076	—	—	—	3,076
Issuance of warrants due to debt conversion	—	—	272	—	—	—	272
Stock-based Compensation	—	—	241	—	—	—	241
Comprehensive income:
Net income	—	—	—	—	—	2,180	2,180	2,180
Foreign Currency translation adjustments	—	—	—	—	(12)	—	(12)	(12)

Comprehensive income	—	—	—	—	—	—	—	$2,168

BALANCES AT JUNE 30, 2009	22,213	22	323,550	(76)	(506)	(327,083)	(4,093)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of Common Stock	21	—	14	—	—	—	14
Repurchase of Common Stock	(108)	—	(108)	—	—	—	(108)
Stock-based Compensation	—	—	244	—	—	—	244
Comprehensive loss:
Net loss	—	—	—	—	—	(127)	(127)	$(127)
Foreign Currency translation adjustments	—	—	—	—	(90)	—	(90)	(90)

Comprehensive loss	—	—	—	—	—	—	—	$(217)

BALANCES AT JUNE 30, 2010	22,126	$22	$323,700	$(79)	$(596)	$(327,210)	$(4,163)

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income / (loss)	$(127)	$2,180	$(4,147)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	631	689	752
Loss on disposal of property and equipment	4	66	—
Stock-based compensation	244	241	318
Provisions for doubtful accounts and sales returns	96	5	(76)
Amortization of debt issuance costs	84	84	—
Accrued interest and amortization of discount on related party notes	1,027	1,220	1,630
Changes in operating assets and liabilities
Accounts receivable	1,089	(2,407)	(895)
Prepaid and other current assets	(71)	123	96
Other assets	53	(158)	(47)
Accounts payable	200	(611)	117
Accrued compensation	(368)	865	(224)
Other accrued liabilities	(95)	676	112
Deferred revenue	(27)	554	(414)
Other long term liabilities	(245)	195	(33)

Net cash provided by (used in) operating activities	2,495	3,722	(2,811)

Cash flows from investing activities:
Purchases of property and equipment	(521)	(294)	(530)
Proceeds from sale of property and equipment	—	28	—

Net cash used in investing activities	(521)	(266)	(530)

Cash flows from financing activities:
Payments on borrowings	(3,125)	(114)	(13,139)
Payments on capital lease	(181)	(48)	—
Payments on common stock repurchased	(108)	—	—
Proceeds from borrowings	—	63	13,970
Proceeds from issuance of common stock	14	—	7

Net cash provided by (used in) financing activities	(3,400)	(99)	838

Effect of exchange rate differences on cash	(352)	364	98

Net (decrease) / increase in cash and cash equivalents	(1,778)	3,721	(2,405)
Cash and cash equivalents at beginning of year	7,511	3,790	6,195

Cash and cash equivalents at end of year	$5,733	$7,511	$3,790

Supplemental cash flow disclosures:
Cash paid for interest	$22	$171	$86
Cash paid for income taxes	$186	$45	$206
Non cash items:
Debt Conversion	$—	$6,516	$—
Issuance of warrants due to debt conversion	$—	$272	$—
Purchase of equipment under capital lease	$—	$305	$130
Debt issue costs for issuance of warrants	$—	$—	$168

See accompanying notes.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

We are a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing mid-sized companies worldwide, eGain’s award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, and India.

We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Liquidity

Based upon our fiscal year 2011 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, if we do not experience the anticipated demand for our products, we may need to reduce costs, issue debt or equity securities or borrow money to meet our cash requirements. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassification

Historically we have reported revenue derived from two sources: license fees and support and services, which were comprised of hosting, software maintenance and support, and professional services. Starting the first quarter of fiscal year 2010, we have revised our reported revenue sources to separate support and services into two sources: recurring services, which are comprised of hosting and software maintenance and support, and professional services. The division is appropriate because recurring services contracts are generally long term (one or two years in length) and are typically renewed, whereas professional services contracts generally cover discrete activities such as installation, configuration or training that do not typically renew once the activity is complete.

For fiscal year 2009, to conform to the fiscal 2010 classifications, we reclassified $15.4 million to recurring services revenue and $9.2 million to professional services revenue from the support and services revenue of $24.6 million. In addition, we reclassified $4.4 million to cost of recurring services and $6.1 million to cost of professional services from cost of support and services of $10.5 million.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal year 2008, to conform to the fiscal 2010 classifications, we reclassified $15.3 million to recurring services revenue and $8.2 million to professional services revenue from the support and services revenue of $23.5 million. In addition, we reclassified $4.4 million to cost of recurring services and $7.2 million to cost of professional services from the cost of support and services of $11.6 million. The table below summarizes the reclassification information (in thousands).

	Year ended
	June 30, 2009		June 30, 2008
	As reclassified in fiscal year 2010	As reported in fiscal year 2009	As reclassified in fiscal year 2010	As reported in fiscal year 2008
Recurring services revenue	$15,382	$—	$15,330	$—
Professional services revenue	9,224	—	8,207	—
Support and services revenue	—	24,606	—	23,537

Total revenue reclassification	$24,606	$24,606	$23,537	$23,537

Cost of recurring services	$4,371	$—	$4,395	$—
Cost of professional services	6,112	—	7,161	—
Cost of support and services	—	10,483	—	11,556

Total cost of revenue reclassification	$10,483	$10,483	$11,556	$11,556

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates are based upon information available as of the date of the financial statements. Actual results could differ from those estimates.

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

Foreign Currency Translation

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Loss resulting from foreign currency transactions included in other income in the consolidated statements of operations was $47,000 in fiscal year 2010 compared to gains from foreign currency transactions of $252,000 and $321,000 in fiscal years 2009 and 2008, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2010 and 2009, we had cash deposits and money market funds at banks.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents were $5.7 million as of June 30, 2010 which exceeded the FDIC limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One customer accounted for approximately 14% of total revenue in fiscal years 2010 and 2009. None of our customers accounted for more than 10% of our revenue in fiscal year 2008. One customer accounted for approximately 31% of accounts receivables at June 30, 2010, and two customers accounted for approximately 15% and 12% of accounts receivables at June 30, 2009.

Sales to customers outside of North America accounted for $14.2 million, $15.5 million and $14.6 million of our total revenue in the fiscal years 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets which typically is between three to five years. Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements which typically is five years. Leased equipment is depreciated on straight-line basis over the useful life of the asset if the lease meets either the transfer of ownership criterion or the bargain purchase option criterion. If the lease does not meet either of the two criterions mentioned, the asset is depreciated over the lease term.

Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluated our remaining purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2010, 2009 and 2008 and found no impairment.

Impairment of Long-Lived Assets

In connection with the goodwill impairment evaluation provisions of ASC 350, we performed an annual goodwill impairment review at April 1 every year and we found no impairment in the last three years.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under ASC 360, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2010 and 2009, we did not have any such losses.

Revenue Recognition

We derive revenue from three sources: license fees, recurring services and professional services. Recurring services include hosting and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

We apply the provisions of ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition for hosting transactions to determine the accounting treatment for multiple elements. We also apply ASC 605 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor- specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 4%, 11% and 1% in fiscal years 2010, 2009 and 2008, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Hosting Services Revenue

Included in recurring services is revenue derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for our software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of ASC 985-605, Software Revenue Recognition, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established vendor-specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a hosting services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in recurring services is revenue derived from maintenance and support. We use vendor-specific objective evidence of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with ASC 840, Accounting for Leases. When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Software Development Costs

We account for software development costs in accordance with ASC 985, Software, whereby costs for the development of new software products and substantial enhancements to existing software products are included in research and development expense as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. To date, software development costs incurred in the period between achieving technological feasibility and general availability of software have not been material and have been charged to operations as incurred.

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2010, 2009 and 2008 were $289,000, $215,000 and $254,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation.

Income Taxes

Income taxes are accounted for using the liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued revised guidance in ASC 740, Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted ASC 740 on July 1, 2007 and the adoption did not have a material impact on our financial positions, results of operations or cash flows. See Note 5 for additional information on ASC 740.

Comprehensive Income / (Loss)

We report comprehensive income / (loss) and its components in accordance with ASC 220, Comprehensive Income. Under this accounting standard, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income / (loss) for each of the three years in the period ended June 30, 2010 is shown in the statement of stockholders’ equity (deficit). Accumulated other comprehensive income / (loss) presented in the accompanying consolidated balance sheets at June 30, 2010 and 2009 consist solely of accumulated foreign currency translation adjustments.

Net Income / (Loss) Per Common Share

Basic and diluted net income/ (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income/ (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2010	2009	2008
Net income/(loss) applicable to common stockholders	$(127)	$2,180	$(4,147)

Basic net income/(loss) per common share	$(0.01)	$0.11	$(0.27)

Weighted average common shares used in computing basic net income/(loss) per common share	22,180	20,611	15,330

Effect of dilutive options and warrants	—	1	—

Weighted average common shares used in computing diluted net income/(loss) per common share	22,180	20,612	15,330

Diluted net income/(loss) per common share	$(0.01)	$0.11	$(0.27)

Outstanding options and warrants to purchase 4,793,606 and 2,814,313 shares of common stock at June 30, 2010, and 2008, respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Outstanding options and warrants to purchase 4,174,843 shares of common stock at June 30, 2009 were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, as defined under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the fiscal years ended June 30, 2010, 2009 and 2008 is as follows (in thousands):

	Total Revenue	Operating Earning (Loss)	Identifiable Assets
Year ended June 30, 2010:
North America	$15,697	$1,179	$6,531
EMEA	14,027	2,910	3,053
Asia Pacific	153	(2,867)	852

	$29,877	$1,222	$10,436

Year ended June 30, 2009:
North America	$17,609	$1,984	$7,368
EMEA	15,435	3,988	5,485
Asia Pacific	175	(2,716)	903

	$33,219	$3,256	$13,756

Year ended June 30, 2008:
North America	$15,512	$(1,459)	$5,098
EMEA	14,297	2,052	2,773
Asia Pacific	298	(3,207)	1,163

	$30,107	$(2,614)	$9,034

The following table provides the revenue for the fiscal years 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
Revenue:
License	$7,389	$8,613	$6,570
Hosting services	7,538	6,558	5,825
Maintenance and support services	9,079	8,824	9,505
Professional services	5,871	9,224	8,207

	$29,877	$33,219	$30,107

One customer accounted for about 14% of total revenue in both fiscal years 2010 and 2009. None of our customers accounted for more than 10% of our revenue in fiscal year 2008.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update on fair value measurement and disclosures which amends ASC 820, Fair Value Measurements and Disclosures, adding new requirements for

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2011); early adoption is permitted. We have made additional disclosures in footnote 13, as applicable for levels 1 and 2.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple deliverable arrangement. In the instance an arrangement includes software deliverables as well as non-software related deliverables, the provisions of ASC 985-605, Software Revenue Recognition, would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2010	2009
Computers and equipment	$2,305	$2,962
Furniture and fixtures	51	105
Leasehold improvements	85	93

Total	2,441	3,160
Accumulated depreciation and amortization	(1,572)	(2,165)

Property and equipment, net	$869	$995

Depreciation expense was $631,000, $689,000, $752,000 and for the years ended June 30, 2010, 2009 and 2008, respectively. Disposals of fixed assets were $192,000, $731,000 and $2.1 million at June 30, 2010, 2009 and 2008, respectively. Fully depreciated equipment of $19.0 million and $18.1 million at June 30, 2010 and 2009, respectively, is not included in the table above.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    RELATED PARTY NOTES PAYABLE

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, or the 2002 Agreement, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us, evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bore interest at an effective annual rate of 12% due and payable upon the term of such note. We had the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2003 Note, and received additional warrants to purchase up to 128,766 shares of our common stock at an exercise price of $3.88 per share. These warrants expired in October 2008. In connection with this additional loan we recorded $1.8 million in related party note payable and $195,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. These notes were amended and restated on June 29, 2007 and on September 24, 2008.

On March 31, 2004, we entered into notes and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders, pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes has a term of five years and bore interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The warrants allowed the lenders to purchase up to 312,500 shares at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares at $1.20 per share. These warrants expired in June 2010. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment extended the maturity date of the previous notes through March 31, 2009. This note was amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. As of June 30, 2010 and 2009, the principal and interest due on the loans was $8.7 million and $7.7 million, respectively, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

4.    BANK BORROWINGS

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line had a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million, the Required Balance, or the rate will be increased to a rate of prime plus 1%. In June 2010 we signed an amendment to the revolving credit line to extend the maturity date through September 22, 2010 (also see Note 13 “Subsequent Events”). As of June 30, 2010 there was no outstanding balance under the Bridge Bank Credit Facility. As of June 30, 2009 the outstanding balance was $3.0 million and the interest rate was 4.25%. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank, or the Bridge Bank Term Loan, and is payable in 36 equal monthly payments of principal and interest. As of June 30, 2010 and 2009 the amount outstanding under the Bridge Bank Term Loan Line was $92,000 and $192,000, respectively, with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases, or the Bridge Bank Equipment Line, which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be re-borrowed and (iii) a maturity date of June 24, 2011. As of

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009 the balance under the Bridge Bank Equipment Line was $23,000 and $48,000, respectively, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of June 30, 2010 we were not in compliance with one of the financial covenants, but received a waiver of default from Bridge Bank. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The market price of the warrants at June 30, 2010 was $0.78, and the increase of fair value of $14,000 was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all of our equity ownership, or an uncured event of default.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2010 (in thousands):

Bank Borrowings
2011	$115
2012	—
2013	—
2014	—
2015	—
Thereafter	—

Total Bank Borrowings	$115

5.    INCOME TAXES

Net Income / (loss) before income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2010	2009	2008
United States	$(1,323)	$130	$(4,679)
Foreign	1,355	1,921	738

Total	$32	$2,051	$(3,941)

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	Year Ended June 30,
	2010	2009	2008
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	(397.1)	3.6	0.2
Foreign taxes	(844.6)	(39.6)	1.5
Permanent items	46.1	0.9	0.0
Expired net operating losses	1,016.3	0	(38.4)
Research and development credits	(127.7)	(8.6)	0.7
Other items	40.3	(3.1)	0
Net change in valuation allowance	729.6	6.6	(3.2)

Effective tax rate	496.9%	(6.3)%	(5.2)%

The provision for foreign and state income taxes and the benefit for federal income taxes for year ended June 30, 2010 was $159,000. We recorded a benefit for federal and foreign incomes taxes and a provision for state income taxes of $129,000 for year ended June 30, 2009 and a provision of $206,000 for the year ended June 30, 2008.

The components of the income tax provision are as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Current:
Federal	$(21)	$(7)	$—
Foreign	178	(128)	190
State	2	6	16

Total current	159	(129)	206
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—

	$159	(129)	$206

As of June 30, 2010, we had federal and state net operating loss carryforwards of approximately $204.3 million and $47.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2011 through 2030, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity. We also had federal research and development credit carry forwards of approximately $2.4 million as of June 30, 2010 which will expire at various dates beginning in 2016 through 2030, if not utilized. The California research and development credit carry forwards are approximately $3.1 million as of June 30, 2010 and have an indefinite carryover period. We also have UK net operating loss carry forwards of approximately $11.7 million as of June 30, 2010.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	Year Ended June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$71,997	$71,837
Research credits	3,448	3,325
Capitalized research and development	119	231
Stock compensation	461	390
Other	604	607

Total deferred tax assets	76,629	76,390
Valuation allowance for deferred tax assets	(76,567)	(76,328)

Net Deferred Tax Assets, included in other assets	$62	$62

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets except the deferred tax asset related to India as we believe it is more likely than not that those assets will be realized.

The net valuation allowance increased by $239,000 for year ended June 30, 2010 compared to the increase of $117,000 and the decrease of $500,000 for years ended June 30, 2009 and June 30, 2008, respectively.

Uncertain Tax Positions

Effective July 1, 2007, we adopted the revised guidance contained in ASC 740, Income Taxes, related to uncertainty in income taxes. As a result there was no cumulative effect of a change in accounting principle.

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2010 and 2009 were as follows (in thousands):

	Year Ended June 30,
	2010	2009
Beginning balance	$1,104	$1,236
Increases in balances related to tax positions taken during current periods	$34	$38
Decrease in balances related to tax positions taken during current periods	$(11)	$(170)

Ending balance	$1,127	$1,104

For fiscal year 2010, 2009, and 2008 total unrecognized tax benefits in an amount of $1.1 million, $1.1 million and $1.2 million respectively, if recognized, approximately $0, $19,000 and $146,000 respectively,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would affect the effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income tax, and the amounts were insignificant for the last three fiscal years.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years 1994-2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

6.    LEASE / RENTAL COMMITMENTS

a) Capital Lease

In May 2009, we entered into a capital lease agreement in order to finance software and one year of related support. The lease term commenced in May 2009 when the license was delivered and terminates on June 2011. We are obligated to repay the borrowings in eight quarterly installments of principal and interest of $43,817 beginning on July 1, 2009. At the end of the final installment period, we have the option of renewing, returning or purchasing the software. The lease obligation and capitalization amount at inception was $305,000, and the interest rate is 3.06%. As of June 30, 2010, property and equipment for the new capital lease included $305,000 of software under capital lease. The accumulated amortization of assets under capital lease was $110,000 and $8,000 as of June 30, 2010 and 2009, respectively.

Principal repayment provisions of this capital lease are as follows at June 30, 2010 (in thousands):

Fiscal Year	Capital Leases
2011	$157
2012	28
2013	—
2014	—
2015	—
Thereafter	—

Total minimum lease payments	$185

Note that this table includes $18,000 of principal payments due on an insignificant existing capital lease.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b) Operating Lease

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2014. We recognize rent expense, which includes fixed escalation amount in addition to minimum lease payment, on a straight-line basis over each lease term. Rent expense for facilities under operating leases was $754,000 $800,000 and $900,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. In addition, we generated no sublease rental income for the fiscal years 2010, 2009 and 2008, respectively. A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year	Operating Leases
2011	$748
2012	590
2013	607
2014	181
2015	—
Thereafter	—

Total minimum lease payments	$2,126

c) Hosting Services

We have agreements with third parties to provide co-location services for hosting operations that expire on various dates through fiscal year 2013. The agreement requires payment of a minimum amount per month in return for which the hosting services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $697,000, $660,000 and $656,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. A summary of future minimum payments is as follows (in thousands).

Fiscal Year	Co-location
2011	$452
2012	298
2013	224
2014	—
2015	—
Thereafter	—

Total minimum payments	$974

7.    EMPLOYEE BENEFIT PLANS

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. The Company, at the discretion of its board of directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception. We also have defined contribution plans related to our foreign subsidiaries. Amounts expensed under these plans were $239,000, $238,000 and $276,000 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2010 as follows:

Stock Options:
Options outstanding	3,194,202
Reserved for future grants	498,725
Warrants	1,599,404

5,292,331

Common Stock Warrants

We have issued common stock warrants as discussed previously in note 3 and 4. On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a $2.0 million loan to us evidenced by a subordinated secured promissory note, or the 2002 Agreement, and received warrants to purchase 236,742 shares of the our common stock at an exercise price equal to $2.11 per share in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%. We recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. These warrants expired in August 2005.

On October 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2003 Note, and received additional warrants to purchase up to 128,766 shares of our common stock at an exercise price equal to $3.88 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $195,000 of discount on the note related to the value of the warrants issued in the transaction that will be amortized to interest expense ratably over the five year life of the note with conformed charges. These warrants expired in October 2008.

On March 31, 2004, we entered into a notes and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders, pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase up to 312,500 shares of our common stock at an exercise price equal to $2.00 per share in connection with such loan. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the note. These warrants expired in March 2007.

On June 29, 2007, we entered into an amendment to the 2002 Agreement with Mr. Roy pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants to purchase up to 333,333 shares of our common stock at an exercise price equal to $1.20 per share. The fair value of these warrants was determined using the Black-Scholes valuation method

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $187,000 of discount on the note related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. These warrants expired in June 2010.

On June 27, 2008, we entered into a revolving credit facility with Bridge Bank N.A., or Bridge Bank, pursuant to which Bridge Bank may advance to us up to $3.6 million evidenced by a loan and security agreement and received warrants to purchase up to 73,889 shares of the our common stock at an exercise price equal to $0.90 per share in connection with such credit facility, or the Bridge Bank Agreement. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants (i) are subject to anti-dilution provisions upon the occurrence of certain events such as stock splits and stock dividends, (ii) vest immediately, (iii) expire on June 24, 2011, (iv) are exercisable at any time, and (v) are not required to be registered. The warrant contained a put option right that could be exercised by Bridge Bank upon the expiration date or an exit event. Pursuant to the put option right, Bridge Bank has the right to require us to purchase the warrant at an amount specified in the Bridge Bank Agreement. The $168,000 fair value assigned to the warrant and put options was recorded as debt issuance cost as of June 30, 2008 and will be amortized as interest expense over the two year term of the Agreement. We recorded $84,000 expense in fiscal years 2009 and 2010 related to these warrants. We accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition, we recorded the $3.1 million gain on the Note Conversion, as a deemed contribution to capital since the lenders are related parties. The principal and interest due on the loans as of June 30, 2010 was $8.7 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2007	462,099	$1.95
Warrants issued per Loan & Warrant agreement with Bridge Bank	73,889	$0.90

Warrants outstanding as of June 30, 2008	535,988	$1.80
Expiration of warrants assumed at October 2003	(128,766)	$3.88
Warrants issued per amendment to Note with related parties	1,525,515	$0.95

Warrants outstanding as of June 30, 2009	1,932,737	$0.99
Expiration of warrants assumed at June 2007	(333,333)	$1.20

Warrants outstanding as of June 30, 2010	1,599,404	$0.95

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, the 2005 Management Plan, which provides for the grant of nonstatutory stock options to directors, officers and key employees of eGain and its subsidiaries. The Plan was increased by 500,000 shares in November 2007. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Shares of restricted stock granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director or officer for each month of continuous service provided by such director or officer to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2007	50,850	907,800	$0.64
Shares authorized for issuance	500,000	—	—
Options Granted	(250,000)	250,000	$1.25
Options Forfeited	25,000	(25,000)	$0.64

Balance at June 30, 2008	325,850	1,132,800	$0.77
Options Granted	(25,000)	25,000	$0.50
Options Forfeited	23,400	(23,400)	$0.55

Balance at June 30, 2009	324,250	1,134,400	$0.77
Options Granted	(120,000)	120,000	$0.82
Options Forfeited	30,000	(30,000)	$0.64

Balance at June 30, 2010	234,250	1,224,400	$0.78

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan, the 2005 Incentive Plan, which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options granted under the 2005 Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten (10) years from the date of grant. We received stockholder approval of the 2005 Incentive Plan at its 2005 Annual Meeting of Stockholders. Our board of directors approved an increase in the 2005 Incentive Plan by 1 million shares of common stock in February 2009. We received stockholder approval for the increase at our 2009 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2007	131,275	328,725	$1.11
Options Granted	(117,250)	117,250	$1.11
Options Forfeited	61,911	(61,911)	$1.33

Balance at June 30, 2008	75,936	384,064	$1.07
Options Granted	(30,000)	30,000	$0.37
Options Forfeited	41,664	(41,664)	$1.30
Shares authorized for issuance	1,000,000	—	—

Balance at June 30, 2009	1,087,600	372,400	$0.99
Options Granted	(941,100)	941,100	$0.76
Options Exercised	—	(840)	$0.74
Options Forfeited	46,017	(46,017)	$0.90

Balance at June 30, 2010	192,517	1,266,643	$0.82

2000 Stock Plan

In July 2000, our board of directors adopted the 2000 Non-Management Stock Option Plan, or the 2000 Plan, which provides for the grant of non-statutory stock options to our employees, advisors and consultants of eGain. Options under the 2000 Plan are granted at a price not less than 85% of the fair market value of the common stock on the date of grant. Our board of directors determines the fair market value (as defined in the 2000 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2007	65,960	131,507	$12.77
Options Granted	(60,200)	60,200	$0.82
Options Exercised	—	(2,622)	$0.64
Options Forfeited	23,209	(23,209)	$2.67

Balance at June 30, 2008	28,969	165,876	$10.04
Options Granted	(12,000)	12,000	$0.64
Options Forfeited	25,620	(25,620)	$4.10

Balance at June 30, 2009	42,589	152,256	$10.29
Options Granted	(56,000)	56,000	$0.71
Options Exercised	—	(500)	$0.80
Options Forfeited	14,989	(14,989)	$16.27

Balance at June 30, 2010	1,578	192,767	$7.07

1998 Stock Plan

In June 1998, our board of directors adopted the 1998 Stock Plan, or the 1998 Plan, which provides for grant of stock options to eligible participants. Options granted under the 1998 Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock and non-statutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the date of grant. Our board of directors determines the fair market value (as defined in the 1998 Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over a period of four years and expire no later than 10 years from the date of grant. Options are generally exercisable upon grant, subject to our repurchase rights until vested.

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2007	44,488	564,145	$6.41
Options granted	(102,050)	102,050	$0.80
Options exercised	—	(8,517)	$0.68
Options forfeited	68,773	(68,773)	$2.95

Balance at June 30, 2008	11,211	588,905	$5.92
Options granted	(39,000)	39,000	$0.60
Options exercised	—	—	—
Options forfeited	49,911	(49,911)	$2.77

Balance at June 30, 2009	22,122	577,994	$5.83
Options granted	(4,600)	4,600	$0.49
Options exercised	—	(19,344)	$0.66
Options forfeited	52,858	(52,858)	$13.35

Balance at June 30, 2010	70,380	510,392	$5.20

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with an earlier acquisition, eGain assumed options to purchase 161,000 shares of common stock. There were no options outstanding as of June 30, 2010 and 6,002 outstanding as of June 30, 2009 at a weighted average price of $57.41.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.30–$0.60	92,220	7.97	$0.46	$29,510	42,848	$0.47	$13,283
$0.64–$0.64	1,048,081	4.91	0.64	146,731	1,048,081	0.64	146,731
$0.70–$0.73	52,000	9.00	0.71	3,640	2,000	0.72	120
$0.74–$0.74	837,326	9.13	0.74	33,493	173,290	0.74	6,932
$0.75–$0.78	266,800	7.51	0.77	2,668	142,903	0.76	2,858
$0.79–$1.25	538,855	7.46	1.13	—	395,242	1.18	—
$1.28–$15.80	325,694	3.55	4.09	—	322,837	4.11	—
$20.50–$86.88	22,926	0.32	68.52	—	22,926	68.52	—
$88.13–$88.13	10,000	0.24	88.13	—	10,000	88.13	—
$144.38–$144.38	300	0.04	144.38	—	300	144.38	—

$0.30–$144.38	3,194,202	6.63	$1.88	$216,042	2,160,427	$2.42	$169,924

The summary of options vested and exercisable at June 30, 2010 comprised:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options.	2,984,866	$1.96	$207,509	6.50
Options exercisable	2,160,427	$2.42	$169,924	5.52

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $0.78 as of June 30, 2010 that would have been received by the option holders, had they exercised their options on June 30, 2010. The total intrinsic value of stock options exercised during fiscal year 2010, 2009 and 2008 was $6,162, $0 and $4,581, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. All of our stock-based compensation is accounted for as an equity instrument. The table below summarizes the effect of stock-based compensation:

	Year ended June 30, 2010	Year ended June 30, 2009	Year ended June 30, 2008
Non-cash stock-based compensation expense	$(244)	$(241)	$(318)
Income tax benefit	—	—	—

Net income effect	$(244)	$(241)	$(318)

Net effect on earnings per share (basic and diluted)	$(0.01)	$(0.01)	$(0.02)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on Form S-8. During the fiscal year ended June 30, 2010, 2009 and 2008, there were 1,121,700, 106,000 and 529,500 options granted, respectively, with a weighted-average fair value of $0.54, $0.36 and $0.78, respectively, using the following assumptions:

	Year ended June 30, 2010	Year ended June 30, 2009	Year ended June 30, 2008
Dividend yield	—	—	—
Expected volatility	80%	80%	80%
Average risk-free interest rate	2.76%	2.57%	3.95%
Expected life (in years)	6.25	6.25	6.25

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

In developing our estimate of expected life, we determined that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method” described as a temporary method to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In October 2009 we changed from using the “simplified method” of developing the estimate of the expected life to basing it on the historical exercise behavior and trends of our employees. The change in the estimate did not have a material effect on both the expected life and the valuation of the stock options. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of June 30, 2010 was $247,815 which is expected to be recognized over the weighted average period of 1.57 years. During the fiscal year ended June 30, 2010, 20,684 options were exercised. There is no tax benefit related to these options.

9.    COMMITMENTS

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. During the fiscal year 2010, we changed the warranty period from a 90 day period to a period of up to one year from the date of delivery in response to industry trends. The effect of this change in estimate was insignificant.

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

10.    LITIGATION

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified F 3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals is set to begin in October 2010 and end in the spring of 2011. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

11.    FAIR VALUE MEASUREMENT

On July 1, 2008 we adopted ASC 820, Fair Value Measurement and Disclosures, which defines fair value, establishes a framework for measuring fair value to measure assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 820 includes a fair value hierarchy, of which the first two are considered observable and the last unobservable, that is intended to increase the consistency and comparability in fair value measurements and related disclosures. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis as of June 30, 2010 (in thousands):

	Balance as of June 30, 2010	Quoted Prices Active Markets of Identical Assets (Level 1)	Balance as of June 30, 2009	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$4,437	$4,437	$3,034	$3,034

As of June 30, 2010 and June 30, 2009, we did not have any material Level 2 or 3 assets or liabilities.

On July 1, 2008, we adopted ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities. ASC 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under ASC 825.

12.    SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand. As of June 30, 2010, we had repurchased and retired 108,308 shares at an average price of $1.00 per share.

13.    SUBSEQUENT EVENTS

On September 21, 2010, the maturity date on the Bridge Bank Credit Facility, as amended, (See Note 4—“Bank Borrowings”) was extended through December 21, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to permanent exemption rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report as the company meets the definition of a smaller reporting company defined in Rule 12b-2 of the Security and Exchange Act of 1934.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders, the Proxy Statement.

The following table sets forth information regarding eGain’s current executive officers as of September 22, 2010:

Name	Age	Position
Ashutosh Roy	44	Chief Executive Officer and Chairman
Eric Smit	48	Chief Financial Officer
Promod Narang	52	Senior Vice President of Products and Engineering
Thomas Hresko	60	Senior Vice President of Worldwide Sales
Charles Jepson	64	Senior Vice President of Business Development

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

Thomas Hresko has served as Sr. Vice President of Worldwide Sales since November of 2005. From July 2004 to October 2005, Mr. Hresko served as Vice President, Worldwide Sales for Corrigo, an enterprise application software company. From April 2002 to October of 2003 Mr. Hresko served as Vice President of Worldwide Sales at Primus Knowledge Solutions, a software company specializing in knowledge management and self service. From January 1990 to January of 2002, he served in sales management positions at Network Associates, enterprise software, security and anti-virus software company. In his most recent position, he served as Vice President Worldwide Sales for the customer relationship management software division. Mr. Hresko holds an M.B.A. from Harvard University and B.B.A from the University of Michigan.

Charles Jepson has served as Sr. Vice President Business Development since June 2010. Prior to eGain, Mr. Jepson worked as an independent consultant specializing in enterprise software from January 2006 to June 2010. He served as President and Chief Executive Officer of Extended Systems from February 2002 to October

2005, President and Chief Executive Officer of Diligent Software from July 2001 to January 2002, Vice President of North American Sales for eGain from June 2000 to July 2001, President and Chief Executive Officer of Inference Corporation from May 1997 to June 2000; and President and Chief Executive Officer of Interlink Computer Sciences from March 1992 to May 1997. Mr. Jepson holds an M.B.A from the University of California, Berkeley and a Bachelor of Arts from San Jose State University.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10.8	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

Exhibit No.	Description of Exhibits
10.9	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.10	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.11	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.12	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN COMMUNICATIONS CORPORATION

Date: September 22, 2010	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 22, 2010

/s/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	September 22, 2010

/s/ MARK A. WOLFSON Mark A. Wolfson	Director	September 22, 2010

/s/ DAVID SCOTT David Scott	Director	September 22, 2010

/s/ GUNJAN SINHA Gunjan Sinha	Director	September 22, 2010

/s/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 22, 2010

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2010	$139	$172	$(64)	$247
Year ended June 30, 2009	$204	$(54)	$(11)	$139
Year ended June 30, 2008	$221	$(7)	$(10)	$204

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws, as subsequently amended.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10. 8	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.9	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.10	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.11	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.12	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

Exhibit No.	Description of Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.