Form 10-Q
period 2010-09-30
EGAIN COMMUNICATIONS CORP
filed 2010-11-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Stock $0.001 par value	22,118,571

eGAIN COMMUNICATIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,818	$5,733
Restricted cash	13	13
Accounts receivable, net	10,000	2,955
Prepaid and other current assets	516	512

Total current assets	15,347	9,213
Property and equipment, net	968	869
Goodwill	4,880	4,880
Other assets	374	354

Total assets	$21,569	$15,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,155	$1,146
Accrued compensation	2,731	1,987
Accrued liabilities	1,506	1,946
Deferred revenue	5,769	4,917
Capital lease obligation	113	157
Bank borrowings	83	115

Total current liabilities	11,357	10,268
Deferred revenue, net of current portion	167	186
Capital lease obligation, net of current portion	28	28
Related party notes payable	8,998	8,724
Other long term liabilities	277	273

Total liabilities	20,827	19,479

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ equity / (deficit):
Common stock	22	22
Additional paid-in capital	323,748	323,700
Notes receivable from stockholders	(80)	(79)
Accumulated other comprehensive loss	(584)	(596)
Accumulated deficit	(322,364)	(327,210)

Total stockholders’ equity / (deficit)	742	(4,163)

Total liabilities and stockholders’ equity / (deficit)	$21,569	$15,316

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited, except per share data)

	Three Months Ended September 30,
	2010	2009
Revenue:
License	$7,360	$1,954
Recurring services	4,450	3,984
Professional services	1,276	2,037

Total revenue	13,086	7,975
Cost of license	14	68
Cost of recurring services	1,233	1,152
Cost of professional services	1,227	1,295

Gross profit	10,612	5,460

Operating costs and expenses:
Research and development	1,414	1,170
Sales and marketing	3,514	2,434
General and administrative	804	786

Total operating costs and expenses	5,732	4,390

Income from operations	4,880	1,070
Interest expense, net	(276)	(277)
Other income / (expense), net	281	(6)

Income before income taxes	4,885	787
Income tax expense	(39)	—

Net income	$4,846	$787

Per Share information:
Basic net income per common share	$0.22	$0.04

Diluted net income per common share	$0.22	$0.04

Weighted average shares used in computing basic net income per common share	22,124	22,213

Weighted average shares used in computing diluted net income per common share	22,392	22,221

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,846	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	144
Stock-based compensation	54	55
Provisions for doubtful accounts and sales returns	18	7
Amortization of debt issuance costs	—	21
Accrued interest and amortization of discount on related party notes payable	274	247
Changes in operating assets and liabilities:
Accounts receivable	(6,812)	(343)
Prepaid and other current assets	4	68
Other assets	(8)	3
Accounts payable	(11)	155
Accrued compensation	683	(341)
Accrued liabilities	(504)	(461)
Deferred revenue	535	111
Other long term liabilities	176	9

Net cash provided by (used in) operating activities	(600)	462

Cash flows from investing activities:
Purchases of property and equipment	(229)	(151)

Net cash used in investing activities	(229)	(151)

Cash flows from financing activities:
Payments on borrowings	(31)	(3,031)
Payments on capital lease	(45)	(46)
Payments to repurchase stock	(7)	—

Net cash used in financing activities	(83)	(3,077)

Effect of change in exchange rates on cash and cash equivalents	(3)	(67)

Net decrease in cash and cash equivalents	(915)	(2,766)
Cash and cash equivalents at beginning of period	5,733	7,511

Cash and cash equivalents at end of period	$4,818	$4,678

Supplemental cash flow disclosures:
Cash paid for interest	$3	$11
Cash paid for taxes	$43	$—

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2010 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2011. We have evaluated material subsequent events requiring recognition or disclosure, and there were none.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 1% and 7% for the three months ended September 30, 2010 and 2009, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605 using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability ASC 985-605, Software Revenue Recognition, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Note 3. Stock-Based Compensation

The stock-based compensation expense in our condensed consolidated statement of operations for the three months ended September 30, 2010 and 2009 was $54,000 and $55,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended September 30,
	2010	2009
Cost of professional and recurring services	$7	$8
Research and development	15	17
Sales and marketing	11	12
General and administrative	21	18

Total stock-based compensation expense	$54	$55

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on a registration Statement of Form S-8. Options to purchase 23,400 and 915,200 shares of common stock were granted during the three months ended September 30, 2010 and 2009, respectively, with a weighted-average fair value of $0.49 and $0.52, respectively, using the following assumptions:

	Three months ended September 30,
	2010	2009
Dividend yield	—	—
Expected volatility	80%	80%
Average risk-free interest rate	1.55%	2.80%
Expected life (in years)	4.50	6.25

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Prior to October 2009, in developing our estimate of the expected life of a stock option, we determined that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method” described as a temporary method to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In October 2009 we changed from using the “simplified method” of developing the estimate of the expected life to basing it on the historical exercise behavior and trends of our employees. The change in the estimate did not have a material effect on both the expected life and the valuation of the stock options. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of September 30, 2010 was $203,956 which is expected to be recognized over the weighted average period of 1.47 years. During the three month ended September 30, 2010 and 2009, no options were exercised. There is no tax benefit related to these options.

Note 4. Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three months ended September 30,
	2010	2009
Net income applicable to common stockholders	$4,846	$787

Basic net income per common share	$0.22	$0.04

Weighted-average common shares used in computing basic net income per common share	22,124	22,213
Effect of dilutive options and warrants	268	8

Weighted-average common shares used in computing diluted net income per common share	22,392	22,221

Diluted net income per common share	$0.22	$0.04

Outstanding options and warrants to purchase 4,500,740 and 5,016,968 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Note 5. Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under this accounting standard, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income was $4.9 million for the quarter ended September 30, 2010 as compared to a comprehensive income of $799,000 for the comparable year-ago quarter. Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheet at September 30, 2010 and June 30, 2010 consists solely of accumulated foreign currency translation adjustments.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The table below summarizes the comprehensive income (unaudited, in thousands):

	Three months ended September 30,
	2010	2009
Net income	$4,846	$787
Foreign currency translation adjustments	12	12

Comprehensive income	$4,858	$799

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the three months ended September 30, 2010 and 2009 is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2010	2009
Total Revenue:
North America	$3,289	$4,146
EMEA	9,774	3,796
Asia Pacific	23	33

	$13,086	$7,975

Operating Income:
North America	$(565)	$745
EMEA	6,257	978
Asia Pacific*	(812)	(653)

	$4,880	$1,070

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30, 2010	June 30, 2010
North America	$5,281	$6,531
EMEA	10,629	3,053
Asia Pacific	779	852

	$16,689	$10,436

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table provides the revenue for the three months ended September 30, 2010 and 2009, respectively, (unaudited, in thousands):

	Three Months Ended September 30,
	2010	2009
Revenue :
License	$7,360	$1,954
Recurring services	4,450	3,984
Professional services	1,276	2,037

	$13,086	$7,975

For the quarter ended September 30, 2010, there was one customer who accounted for 55% of total revenue as compared to one customer who accounted for 18% of total revenue, in the comparable year-ago quarter.

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

On March 31, 2004, we entered into notes and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders, pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes has a term of five years and bore interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The warrants allowed the lenders to purchase up to 312,500 shares of our common stock at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares of our common stock at an exercise price of $1.20 per share. The warrants expired in June 2010. In connection with this additional loan we recorded $1.8 million in related party note payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. This note was amended and restated on September 24, 2008.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. As of September 30, 2010, and June 30, 2010, the principal and interest due on the loans was $9.0 million and $8.7 million, respectively. Warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line had a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million, the Required Balance, or the rate will be increased to a rate of prime plus 1%. In June 2010 we signed another amendment to the revolving credit line to further extend the maturity date through September 22, 2010, and in September we signed an amendment to the revolving credit line to extend the maturity date through December 22, 2010. As of September 30, 2010 and June 30, 2010 there was no outstanding balance under the Bridge Bank Credit Facility. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank, or the Bridge Bank Term Loan, and is payable in 36 equal monthly payments of principal and interest. As of September 30, 2010 and June 30, 2010 the amount outstanding under the Bridge Bank Term Loan Line was $67,000 and $92,000, respectively, with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases, or the Bridge Bank Equipment Line, which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be re-borrowed and (iii) a maturity date of June 24, 2011. As of September 30, 2010 and June 30, 2010 the balance under the Bridge Bank Equipment Line was $16,000 and $23,000, respectively, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. As of September 30, 2010 we were compliant with the financial covenants. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The market price of the warrants at September 30, 2010 was $0.82, and the increase of fair value of $2,000 was included within other income. The market price of the warrants at June 30, 2010 was $0.78, and the increase of fair value of $14,000 was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all of our equity ownership, or an uncured event of default.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at September 30, 2010.

Bank Borrowings
September 30, 2011	$83
September 30, 2012	—
September 30, 2013	—
September 30, 2014	—
September 30, 2015	—
Thereafter	—

Total Bank Borrowings	$83

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

The FASB clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, the FASB provides guidance under ASC 740 Income Taxes on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our tax provision consists of foreign and state income taxes.

Note 10. Commitments

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. During the three months ended December 31, 2009, we changed the warranty period from a 90 day period to a period of up to one year from the date of delivery in response to industry trends. The effect of this change in estimate was insignificant for the three months ended September 30, 2010.

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

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple deliverable arrangement. In the instance an arrangement includes software deliverables as well as non-software related deliverables, the provisions of ASC 985-605, Software Revenue Recognition, would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We adopted this update as of September 30, 2010. The adoption of this update had no impact on our financial position, results of operations, or cash flow.

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified F 3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals is set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 13. Fair Value Measurement

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

The adoption of this statement with respect to our financial assets and liabilities, did not impact our condensed consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis as of September 30, 2010 (unaudited, in thousands):

	Balance as of September 30, 2010	Quoted Prices Active Markets of Identical Assets (Level 1)	Balance as of June 30, 2010	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents	$2,737	$2,737	$4,437	$4,437

Liabilities	$—	$—	$—	$—

Investments primarily include money market funds. The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The pricing methodology applies to Level 1 investments. As of September 30, 2010 and June 30, 2010, we did not have any material Level 2 or 3 assets or liabilities.

On July 1, 2008, we adopted ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities. ASC 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under ASC 825.

Note 14. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand. As of September 30, 2010, we had repurchased and retired 114,136 shares at an average price of $0.99 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development of our strategic relationships and third party distribution channels; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license business when compared with management’s projections; the anticipated revenue to us from the Cisco OEM agreement; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to manage our expenditures and estimate future expense, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; currency fluctuations and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2010, which we filed with the Securities and Exchange Commission on September 23, 2010.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Revenue:
License	56%	24%
Recurring services	34%	50%
Professional services	10%	26%

Total revenue	100%	100%

Cost of license	0%	1%
Cost of recurring services	10%	15%
Cost of professional services	9%	16%

Gross profit	81%	68%
Operating costs and expenses:
Research and development	11%	15%
Sales and marketing	27%	30%
General and administrative	6%	10%

Total operating costs and expenses	44%	55%

Income from operations	37%	13%

Revenue

Total revenue increased 64% to $13.1 million in the quarter ended September 30, 2010 from $8.0 million in the comparable year-ago quarter. New hosting and license business increased 32% for the quarter ended September 30, 2010 compared to the comparable year-ago quarter. For the quarter ended September 30, 2010, there was one customer who accounted for 55% of total revenue as compared to one customer who accounted for 18% of total revenue, in the comparable year-ago quarter. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. dollar and the Euro and British pound resulted in a net decrease of $468,000 in total revenue for the three months ended September 30, 2010 as compared to the comparable year-ago quarter.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased due to the global economic slowdown and the increased volatility of the value of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license bookings in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting business, as a percentage of combined new hosting and license business and excluding the Cisco OEM agreement was 12% for the quarter ended September 30, 2010, compared to 63% for the comparable year-ago quarter. For license transactions the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place. For hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended September 30,
	2010	2009	Change	%
Revenue:
License	$7,360	$1,954	$5,406	277%
Percentage of total revenue	56%	24%

License revenue increased 277% to $7.4 million in the quarter ended September 30, 2010 from $2.0 million in the comparable year-ago quarter. Excluding the $337,000 negative impact of the U.S. dollar strengthening against the Euro and British pound compared to the Euro and British pound, license revenue would have increased by approximately 294%, or $5.7 million as compared to the comparable year-ago quarter. The change was due to a large transaction of approximately $7.0 million in the quarter whereas there was no transaction of more than $1.0 million in the comparable year-ago quarter. License revenue represented 56% and 24% of total revenue for the quarters ended September 30, 2010 and 2009, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods, but in view of the exceptionally large transaction completed in the quarter ended September 30, 2010, we expect license revenue to decrease in quarter ended December 31, 2010.

Recurring Services Revenue

(in thousands)	Three Months Ended September 30,
	2010	2009	Change	%
Revenue:
Hosting services	$1,906	$1,679	$227	14%
Maintenance and support services	2,544	2,305	239	10%

Total recurring services	$4,450	$3,984	$466	12%
Percentage of total revenue	34%	50%

Recurring services revenue includes hosting and software maintenance and support services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Recurring services revenue increased 12% to $4.5 million in the quarter ended September 30, 2010 from $4.0 million for the comparable year-ago quarter. Recurring services revenue represented 34% and 50% of total revenue for the quarters ended September 30, 2010 and 2009, respectively.

Hosting revenue increased 14% to $1.9 million in the quarter ended September 30, 2010 from $1.7 million in the comparable year-ago quarter. Hosting revenue was negatively impacted by $42,000 due to the strengthening of the U.S. dollar against the British pound in this period. The increase was primarily due to new hosting contracts totaling approximately $4.5 million that were entered into in the fiscal year 2010 and are recognized ratably over the contractual term.

Maintenance and support services revenue increased 10% to $2.5 million in the quarter ended September 30, 2010 from $2.3 million in the comparable year-ago quarter. Maintenance and support revenue was negatively impacted by $76,000 due to the strengthening of the U.S. dollar against the British pound in this period. The increase included approximately $130,000 from the large license transaction in the quarter ended September 30, 2010.

Excluding the impact from any future foreign currency fluctuations, we expect recurring services revenue to increase in future periods.

Professional Services Revenue

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Revenue:

Professional services	$1,276	$2,037	$(761)	(37)%

Percentage of total revenue	10%	26%

Professional services revenue decreased 37% to $1.3 million in the quarter ended September 30, 2010 from $2.0 million in the comparable year-ago quarter. The decrease for the quarter ended September 30, 2010 was primarily due to a decrease in professional services revenue from the Cisco OEM agreement. In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we record revenue earned under the Cisco OEM agreement as license revenue. There was no additional profit margin recorded from the Cisco OEM agreement in the quarter ended September 30, 2010, while there was $420,000 of profit margin in the comparable year-ago quarter. In addition, the decrease was due in part to our business strategy to migrate more of our professional services work to partners. The impact from the foreign currency fluctuations on professional service revenue was minimal for the quarter ended September 30, 2010. Professional services revenue represented 10% and 26% of total revenue for the quarters ended September 30, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to remain relatively constant in future periods.

Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Cost of Revenue

Cost of Revenue	$2,474	$2,515	$(41)	(2)%

Percentage of total revenue	19%	32%

Gross Margin	81%	68%

Total cost of revenue decreased 2% to $2.4 million in the quarter ended September 30, 2010 from $2.5 million in the comparable year-ago quarter. Total cost of revenue represented 19% and 32% of total revenue in the quarter ended September 30, 2010 and 2009, respectively. The decrease was primarily due to (i) a decrease of $79,000 in third party royalties and support, (ii) a decrease in international subsidiaries’ expenses of approximately $40,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, the British pound and the India rupee (iii) a decrease of $20,000 in outside consulting expense and hosting related costs, and was partially offset by an increase of $99,000 in personnel and personnel related expenses. Gross margin for the quarter ended September 30, 2010 was 81% compared to 68% in the comparable year-ago quarter. The increase in gross margin was primarily due to the increase in our license revenue.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Cost of License	$14	$68	$(54)	(79)%

Percentage of license revenue	0%	3%

Gross Margin	100%	97%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased by $54,000 in the quarter ended September 30, 2010 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% in the quarter ended September 30, 2010 as compared to approximately 3%, a gross margin of approximately 97% in the comparable year-ago quarter.

We anticipate cost of license to remain relatively constant as a percentage of total license revenues in future periods.

Cost of Recurring Services

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Cost of recurring services	$1,233	$1,152	$81	7%

Percentage of recurring service revenue	28%	29%

Gross Margin	72%	71%

Cost of recurring services includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring services increased 7% to $1.2 million in the quarter ended September 30, 2010 from $1.2 million for the comparable year-ago quarter. The increase was primarily due to an increase of $132,000 in personnel and personnel related expenses, and was partially offset by (i) a decrease of $25,000 in support of third-party software and (iii) a decrease in international subsidiaries’ expenses of approximately $21,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. The gross margin for the quarter ended September 30, 2010 was 72% compared to a gross margin of 71% in the comparable year-ago quarter.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring services to remain relatively constant or increase slightly in future periods.

Cost of Professional Services

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Cost of professional services	$1,227	$1,295	$(68)	(5)%

Percentage of professional service revenue	96%	64%

Gross Margin	4%	36%

Cost of professional services includes personnel costs for consulting services. The decrease was primarily due to (i) a decrease of $34,000 in personnel and personnel-related expenses, (ii) a decrease in international subsidiaries’ expenses of approximately $18,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee, and (iii) a decrease of

$17,000 in outside consulting expense. The gross margin for the quarter ended September 30, 2010 was 4% compared to a gross margin of 36% in the comparable year-ago quarter. The decrease in the gross margin included a decrease of $761,000 in the total professional services revenue when the cost of professional services remained relatively constant from the comparable year-ago quarter. The decrease in the gross margin was primarily due to the change in how we record the revenue and costs associated with the Cisco OEM agreement as discussed above.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to remain relatively constant or increase slightly in future periods.

Research and Development

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Research and Development	$1,414	$1,170	$244	21%
Percentage of total revenue	11%	15%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and development and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 21% to $1.4 million in the quarter ended September 30, 2010 from $1.2 million the comparable year-ago quarter. The increase was primarily due to (i) an increase of $196,000 in personnel and personnel related expenses, (ii) an increase of $34,000 in outside consulting services and (iii) an increase in our international subsidiaries’ expenses of approximately $10,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, the British pound and the India rupee, Total research and development expenses as a percentage of total revenue were 11% and 15% for the quarters ended September 30, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to remain relatively constant in absolute dollars in future periods.

Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Sales	$2,922	$2,031	$891	44%
Marketing	$592	$403	$189	47%

Total Sales and Marketing	$3,514	$2,434	$1,080	44%
Percentage of total revenue	27%	30%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 44% to $3.5 million in the quarter ended September 30, 2010 from $2.4 million in the comparable year-ago quarter. Total sales and marketing expenses as a percentage of total revenues were 27% in the quarter ended September 30, 2010 compared to 30% in the comparable year-ago quarter.

Total sales expenses increased 44% to $2.9 million in the quarter ended September 30, 2010 from $2.0 million in the comparable year-ago quarter. The increase for the quarter was primarily due to (i) an increase of $951,000 in personnel and personnel related expense, (ii) an increase of $40,000 in outside consulting services due to the increased sales activities in Germany, and was partially offset by a decrease in our international subsidiaries’ expenses of approximately $109,000 primarily from the strengthening of the U.S. dollar against the Euro and British pound. The increase in personnel and personnel-related expense was primarily due to an increase of $686,000 in sales commission expense.

Total marketing expenses increased 47% to $592,000 in the quarter ended September 30, 2010 from $403,000 in the comparable year-ago quarter. The increase for the quarter was primarily due to (i) an increase of $97,000 in personnel and personnel-related expenses and (ii) an increase of $84,000 in marketing program expense.

Excluding the impact from any future foreign currency fluctuations and the change in sales commission, we anticipate sales and marketing expense to increase in future periods based upon the recent expansion of our worldwide sales team.

General and Administrative

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
General and Administrative	$804	$786	$18	2%

Percentage of total revenue	6%	10%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 2% to $804,000 in the quarter ended September 30, 2010 from $786,000 in the comparable year-ago quarter. The increase was primarily due to (i) an increase of $108,000 in personnel and personnel-related expense, (ii) an increase of $46,000 in legal expense, and was partially offset by a decrease of $150,000 in auditing and outside consulting expenses. Total general and administrative expenses as a percentage of total revenue were 6% and 10% for the quarters ended September 30, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expenses to increase in future periods.

Stock-Based Compensation

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Cost of professional and recurring services	$7	$8	$(1)	(13)%

Research and development	15	17	(2)	(12)%

Sales and marketing	11	12	(1)	(8)%

General and administrative	21	18	3	17%

Total Stock-Based Compensation	$54	$55	$(1)	(2)%

Percentage of total revenue	0%	1%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

The changes in stock-based compensation expenses for the three months ended September 2010, as compared to same period last year, were minimal.

Income from Operations

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
Operating Income	$4,880	$1,070	$3,810	356%
Operating Margin	37%	13%

Income from operations was $4.9 million in the quarter ended September 30, 2010 compared to an operating income of $1.1 million in the comparable year-ago quarter. We recorded a 37% operating margin in the quarter ended September 30, 2010, compared to a 13% operating margin in the comparable year-ago quarter. The change in the quarter ended September 30, 2010 was primarily due to an increase in revenue by $5.1 million net of the negative impact of approximately $468,000 from the strengthening of the U.S.

dollar against the Euro and British pound and was partially offset by an increase in total costs and operating expenses of $1.3 million. The increase in total costs and operating expenses primarily consisted of an increase of $1.5 million in personnel and personnel-related expense which included an increase of $686,000 in sales commission expense and was partially offset by (i) a decrease of approximately $140,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee and (ii) a decrease of $27,000 in outside consulting services, auditing, legal and other expenses.

Interest Expense, net

Interest expense was $276,000 in the quarter ended September 30, 2010 compared to $277,000 in the comparable year-ago quarter. We expect interest expense to increase in future periods.

Other Income and Expense

We recorded other income of $281,000 for the quarter ended September 30, 2010 compared to other expense of $6,000 for the comparable year-ago quarter which included approximately $280,000 of exchange rate gain on foreign accounts receivable.

Income Tax Benefit (Expense)

We recorded an income tax expense of $39,000 for the quarter ended September 30, 2010 and there was no income tax or income tax benefit recorded for the quarter ended September 30, 2009. The income tax expenses recorded for the three months ended September 30, 2010 was primarily related to our foreign subsidiaries.

Liquidity and Capital Resources

Overview

As of September 30, 2010 our cash and cash equivalents were $4.8 million with working capital of $4.0 million compared to cash and cash equivalents of $5.7 million and negative working capital of $1.1 million as of June 30, 2010. As of September 30, 2010, our deferred revenue was $5.9 million compared to $5.1 million on June 30, 2010.

Based upon our current operating plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us or, if available, that they will be on economic terms we consider favorable.

If adequate funds are not available on acceptable terms, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new hosting and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line had a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million, the Required Balance, or the rate will be increased to a rate of prime plus 1%. In June 2010 we signed an amendment to the revolving credit line to extend the maturity date through September 22, 2010, and in September 2010 we signed an amendment to the revolving credit line to extend the maturity date through December 22, 2010. As of September 30, 2010 there was no outstanding balance under the Bridge Bank Credit Facility.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders who are parties to the Agreement. Under the Agreement we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended to March 31, 2012 the maturity date of the remaining outstanding indebtedness and the period for which interest shall accrue. In consideration for this loan extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. As of September 30, 2010, the principal and interest due on the loans was $9.0 million, and warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Please refer to Note 7 to the accompanying condensed consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash used in operating activities was $600,000 for the three months ended September 30, 2010 compared to net cash provided by operating activities of $462,000 from the same period last year. Net cash used in operating activities for the three months ended September 30, 2010 consisted primarily of a net income of $4.8 million, plus non-cash expenses related to depreciation of $145,000, stock-based compensation of $54,000, an increase of $18,000 in provision for doubtful accounts, accrued interest and amortization of discount on related party notes of $274,000, and the net change in operating assets and liabilities.

Net cash provided by operating activities was $462,000 for the three months ended September 30, 2009 and consisted primarily of a net income of $787,000, plus non-cash expenses related to depreciation of $144,000, stock-based compensation of $55,000, an increase of $7,000 in provision for doubtful accounts, amortization of debt issuance costs of $21,000, accrued interest and amortization of discount on related party notes of $247,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended September 30, 2010 primarily consisted of the increase in accounts receivable by $6.8 million and the decreases in accrued liabilities of $504,000. This was partially offset by the increases of $535,000 in deferred revenue, $683,000 in accrued compensation and $176,000 in long term liabilities. The increase in accounts receivable, deferred revenue and accrued compensation was primarily related to the large license transaction entered into in the quarter ended September 30, 2010.

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

Net cash used in investing activities was $229,000 for the three months ended September 30, 2010 compared to net cash used in investing activities of $151,000 for the same period last year. Cash used in investing activities for the three months ended September 30, 2010 included the purchase of equipment for increased hosted customers and new employees. Cash used in investing activities for the three months ended September 30, 2009 primarily included the purchase of equipment and software for increased hosted customers and new employees.

Net cash used in financing activities was $83,000 for the three months ended September 30, 2010 compared to net cash used in financing activities of $3.1 million for the same period last year. Net cash used in financing activities for the three months ended September 30, 2010 primarily included payment of $31,000 of existing bank borrowings, $45,000 payment on capital leases and $7,000 on the repurchase of our stock. Net cash used in financing activities for the three months ended September 30, 2009 included a repayment of $3.0 million of existing bank borrowings and $46,000 payment on capital leases.

Commitments

There was no significant change to our contractual obligations since June 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There was no significant change since June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at September 30, 2010 totaled approximately $11.4 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro, British pound and the Indian rupee. During the three months ended September 30, 2010, there was no significant fluctuation in foreign currency exchange rates between the U.S. dollar and the Euro and the British pound and the Rupee. If the dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified 483 F.3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals is set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A”. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

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

The following table provides information on such purchases during the first fiscal quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 01- July 31, 2010	1,450	$0.87	1,450	890,242

August 01- August 31, 2010	400	$0.82	400	889,842

September 01- September 30, 2010	3,978	$0.86	3,978	885,864

Total	5,828	$0.86	5,828	885,864

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010		eGAIN COMMUNICATIONS CORPORATION

	By	/S/ ERIC N. SMIT
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