Form 10-Q
period 2010-12-31
EGAIN COMMUNICATIONS CORP
filed 2011-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2010
Common Stock $0.001 par value	21,929,703

eGAIN COMMUNICATIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,128	$5,733
Short term investment	100	—
Restricted cash	13	13
Accounts receivable, less allowance for doubtful accounts of $250 and $247 at December 31, 2010 and June 30, 2010, respectively	2,944	2,955
Prepaid and other current assets	619	512

Total current assets	15,804	9,213
Property and equipment, net	970	869
Goodwill	4,880	4,880
Long term investment	489	—
Other assets	393	354

Total assets	$22,536	$15,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$792	$1,146
Accrued compensation	1,980	1,987
Accrued liabilities	1,644	1,946
Deferred revenue	6,446	4,917
Capital lease obligation	99	157
Bank borrowings	52	115

Total current liabilities	11,013	10,268
Deferred revenue, net of current portion	516	186
Capital lease obligation, net of current portion	—	28
Related party notes payable	9,282	8,724
Other long term liabilities	269	273

Total liabilities	21,080	19,479

Commitments and Contingencies (Notes 10 and 12)
Stockholders’ equity / (deficit):
Common stock	22	22
Additional paid-in capital	323,545	323,700
Notes receivable from stockholders	(80)	(79)
Accumulated other comprehensive loss	(681)	(596)
Accumulated deficit	(321,350)	(327,210)

Total stockholders’ equity / (deficit)	1,456	(4,163)

Total liabilities and stockholders’ equity / (deficit)	$22,536	$15,316

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue:
License	$2,677	$2,516	$10,037	$4,470
Recurring revenue	5,236	4,292	9,686	8,276
Professional services	1,563	1,504	2,839	3,541

Total revenue	9,476	8,312	22,562	16,287
Cost of license	7	83	21	151
Cost of recurring revenue	1,288	1,129	2,521	2,281
Cost of professional services	1,482	1,336	2,709	2,631

Gross profit	6,699	5,764	17,311	11,224

Operating costs and expenses:
Research and development	1,343	1,285	2,757	2,455
Sales and marketing	2,916	2,350	6,430	4,784
General and administrative	785	731	1,589	1,517

Total operating costs and expenses	5,044	4,366	10,776	8,756

Income from operations	1,655	1,398	6,535	2,468
Interest expense, net	(286)	(279)	(562)	(556)
Other income / (expense), net	(310)	36	(29)	30

Income before income taxes	1,059	1,155	5,944	1,942
Income tax expense	(45)	(94)	(84)	(94)

Net income	$1,014	$1,061	$5,860	$1,848

Per Share information:
Basic net income per common share	$0.05	$0.05	$0.27	$0.08

Diluted net income per common share	$0.04	$0.04	$0.24	$0.08

Weighted average shares used in computing basic net income per common share	22,031	22,205	22,078	22,209

Weighted average shares used in computing diluted net income per common share	24,549	24,232	24,256	22,444

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,860	$1,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291	301
Stock-based compensation	104	132
Provisions for doubtful accounts and sales returns	(3)	(17)
Amortization of debt issuance costs	—	42
Accrued interest and amortization of discount on related party notes payable	558	502
Changes in operating assets and liabilities:
Accounts receivable	58	(433)
Prepaid expenses and other current assets	(102)	56
Other assets	(27)	6
Accounts payable	(367)	(168)
Accrued compensation	(34)	(624)
Accrued liabilities	(349)	(465)
Deferred revenue	1,615	916
Other long term liabilities	171	(1)

Net cash provided by operating activities	7,775	2,095

Cash flows from investing activities:
Purchases of property and equipment	(383)	(277)
Short term and long term investment	(589)	—

Net cash used in investing activities	(972)	(277)

Cash flows from financing activities:
Payments on borrowings	(63)	(3,062)
Payments on capital lease	(87)	(87)
Payments to repurchase stock	(265)	(44)
Net proceeds from issuance of common stock	5	5

Net cash used in financing activities	(410)	(3,188)

Effect of change in exchange rates on cash and cash equivalents	2	(171)

Net increase (decrease) in cash and cash equivalents	6,495	(1,541)
Cash and cash equivalents at beginning of period	5,733	7,511

Cash and cash equivalents at end of period	$12,128	$5,970

Supplemental cash flow disclosures:
Cash paid for interest	$6	$16
Cash paid for taxes	$88	$94

See accompanying notes

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

We are a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing mid-sized companies worldwide, our award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, and India.

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2010 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2011. We have evaluated whether there were material subsequent events requiring recognition or disclosure, and there were none.

Note 2. Software Revenue Recognition

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue include hosting and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting and implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 20% and 5% for the three months ended December 31, 2010 and 2009, respectively. License sales to resellers as a percentage of total revenue was approximately 6% for the six months ended December 31, 2010 which was unchanged from the same period last year. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

Hosting Services Revenue

Included in recurring revenue is revenue derived from our hosted service offerings. We recognize hosting services revenue ratably over the period of the applicable agreement as services are provided. Hosting agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the hosting services customers purchase a combination of our hosting service and professional services. In some cases the customer may also acquire a license for our software.

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

Maintenance and Support Revenue

Included in recurring revenue is revenue derived from maintenance and support. We use vendor-specific objective evidence of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and- materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

For hosting, consulting and implementation services that do not qualify for separate accounting we recognize the services revenue ratably over the estimated life of the customer hosting relationship.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided or, in the case of hosting, when the customer also has access to the hosting services.

Note 3. Stock-Based Compensation

The stock-based compensation expense in our condensed consolidated statement of operations for the three months ended December 31, 2010 and 2009 was $50,000 and $77,000, respectively, and for the six months ended December 31, 2010 and 2009 was $104,000 and $132,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Cost of professional and recurring revenue	$8	$11	$15	$19
Research and development	13	23	28	40
Sales and marketing	10	16	21	28
General and administrative	19	27	40	45

Total stock-based compensation expense	$50	$77	$104	$132

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered on a registration statement on Form S-8. Options to purchase 72,300 and 21,000 shares of common stock were granted during the three months ended December 31, 2010 and 2009, with a weighted-average fair value of $0.82 and $0.70, respectively. Options granted during the six months ended December 31, 2010 and 2009 were 95,700 and 936,200, with a weighted-average fair value of $0.74 and $0.52, respectively, using the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	80%	80%	80%	80%
Average risk-free interest rate	1.49%	2.64%	1.50%	2.79%
Expected life (in years)	4.5	6.25	4.5	6.25

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

Prior to October 2009, in developing our estimate of the expected life of a stock option, we determined that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method” described as a temporary method to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In October 2009 we changed from using the “simplified method” of developing the estimate of the expected life to basing it on the historical exercise behavior and trends of our employees. The change in the estimate did not have a material effect on both the expected life or the valuation of the stock options. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will record additional expense if the actual forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Total compensation cost of all options granted but not yet vested as of December 31, 2010 was $201,836, which is expected to be recognized over the weighted average period of 1.39 years. There were 9,433 options exercised for the three and six months ended December 31, 2010 and there were 8,416 options exercised for the three and six months ended December 31, 2009.

Note 4. Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income applicable to common stockholders	$1,014	$1,061	$5,860	$1,848

Basic net income per common share	$0.05	$0.05	$0.27	$0.08

Weighted-average common shares used in computing basic net income per common share	22,031	22,205	22,078	22,209
Effect of dilutive options and warrants	2,518	2,027	2,178	235

Weighted-average common shares used in computing diluted net income per common share	24,549	24,232	24,256	22,444

Diluted net income per common share	$0.04	$0.04	$0.24	$0.08

Outstanding options and warrants to purchase 2,289,345 and 2,986,967 shares of common stock for the three months ended December 31, 2010 and 2009, respectively, and 2,628,360 and 4,778,763 for the six months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Note 5. Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income was $917,000 and $5.8 million for the three and six months ended December 31, 2010, respectively, as compared to a comprehensive income of $975,000 and $1.8 million for the comparable year-ago periods. Accumulated other comprehensive income presented in the accompanying consolidated balance sheet at December 31, 2010 and June 30, 2010 consists solely of accumulated foreign currency translation adjustments.

The table below summarizes the comprehensive income (unaudited, in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income	$1,014	$1,061	$5,860	$1,848
Foreign currency translation adjustments	(97)	(86)	(85)	(74)

Comprehensive income	$917	$975	$5,775	$1,774

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the three and six months ended December 31, 2010 and 2009 is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Total Revenue:
North America	$4,965	$3,893	$8,254	$8,039
EMEA	4,490	4,372	14,264	8,168
Asia Pacific	21	47	44	80

	$9,476	$8,312	$22,562	$16,287

Operating Income/ (Loss):
North America	$974	$346	$410	$1,091
EMEA	1,517	1,631	7,774	2,609
Asia Pacific*	(836)	(579)	(1,649)	(1,232)

	$1,655	$1,398	$6,535	$2,468

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31, 2010	June 30, 2010
North America	$12,231	$6,531
EMEA	4,028	3,053
Asia Pacific	1,397	852

	$17,656	$10,436

The following table provides the revenue for the three and six months ended December 31, 2010 and 2009, respectively, (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue :
License	$2,677	$2,516	$10,037	$4,470
Recurring revenue	5,236	4,292	9,686	8,276
Professional services	1,563	1,504	2,839	3,541

	$9,476	$8,312	$22,562	$16,287

For the three months ended December 31, 2010, there was one customer that accounted for 16% of total revenue and there were two customers that accounted for 14% and 15% of total revenue, respectively in the comparable year-ago quarter. For the six months ended December 31, 2010, there was one customer that accounted for 32% of total revenue and there was one customer that accounted for 16% of total revenue for the same period last year.

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

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that will be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. As of December 31, 2010, and June 30, 2010, the principal and interest due on the loans was $9.3 million and $8.7 million, respectively. Warrants to purchase 1,525,515 shares of common stock issued were vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line had a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million, the Required Balance, or the rate will be increased to a rate of prime plus 1%. In June 2010 we signed another amendment to the revolving credit line to further extend the maturity date through September 22, 2010, and in September we signed an amendment to the revolving credit line to extend the maturity date through December 22, 2010. As of December 31, 2010 and June 30, 2010 there was no outstanding balance under the Bridge Bank Credit Facility. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank, or the Bridge Bank Term Loan, and is payable in 36 equal monthly payments of principal and interest. As of December 31, 2010 and June 30, 2010 the amount outstanding under the Bridge Bank Term Loan Line was $42,000 and $92,000, respectively, with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases, or the Bridge Bank Equipment Line, which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be re-borrowed and (iii) a maturity date of June 24, 2011. As of December 31, 2010 and June 30, 2010 the balance under the Bridge Bank Equipment Line was $10,000 and $23,000, respectively, and the interest rate was 4.75%. There are financial covenants under this Bridge Bank Credit Facility that requires us to meet certain revenue performance and net loss excluding non-cash charges requirements. If we fail to comply with our covenants under the Bridge Bank Credit Facility, Bridge Bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to us. The revolving credit line expired on December 22, 2010 and there was no required compliance of covenant at December 31, 2010. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The market price of the warrants at December 31, 2010 was $0.85, and the increase of fair value of $32,000 was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank upon the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all of our equity ownership, or an uncured event of default.

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at December 31, 2010.

Bank Borrowings
December 31, 2011	$52
December 31, 2012	—
December 31, 2013	—
December 31, 2014	—
December 31, 2015	—
Thereafter	—

Total Bank Borrowings	$52

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

Note 10. Commitments

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. During the three months ended December 31, 2009, we changed the warranty period from a 90 day period to a period of up to one year from the date of delivery in response to industry trends. The effect of this change in estimate was insignificant for the three and six months ended December 31, 2010.

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

Note 11. New Accounting Pronouncements

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for the public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010. We do not anticipate that this amendment will have a material impact on our consolidated financial statements which we are currently assessing its potential effect, if any.

In January 2010, the FASB issued an accounting standards update on fair value measurement and disclosures which amends ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012); early adoption is permitted. We have made additional disclosures in footnote 14, as applicable for levels 1.

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

Note 13. Financial Instruments

Cash Equivalents, Available- for- sale investments and Held-to-maturity investments

Cash equivalents, available-for-sale investments and held-to-maturity investments at fair value as of December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010				June 30, 2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash Equivalents
Money market funds	$9,538	$—	$—	$9,538	$4,437	$—	$—	$4,437
Time deposits	51	—	—	51	—	—	—	—

Total Cash equivalents	9,589	—	—	9,589	4,437	—	—	4,437

Available for sale investments
Short-term investment
Time deposits	88	—	—	88	—	—	—	—

Total short-term investment	88	—	—	88	—	—	—	—

Long-term investment
Time deposits	472	—	—	472	—	—	—	—

Total long-term investment	472	—	—	472	—	—	—	—

Total available for sale investments	560	—	—	560	—	—	—	—

Held-to-maturity investments
Short-term investment
Time deposits	12	—	—	12	—	—	—	—

Total short-term investment	12	—	—	12	—	—	—	—

Long-term investment
Time deposits	17	—	—	17	—	—	—	—

Total long-term investment	17	—	—	17	—	—	—	—

Total held-to-maturity investments	29	—	—	29	—	—	—	—

Total cash equivalents,
Available-for-sale investments and Held-to-maturity investments	$10,178	$—	$—	$10,178	$4,437	$—	$—	$4,437

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Cash equivalents primarily consist of money market funds and term deposits with maturities of ninety dates or less. Available-for-sales investments consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months and the company has no intent or ability to hold to maturity. Held-to-maturity investments consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months and the company has the positive intent and ability to hold the investment to maturity. Investments include primarily time deposits which are stated at amortized cost. We estimate the fair values of the investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future. At December 31, 2010, maturities for non-current available-for-sales investments and held-to-maturity investments were between one and four years. The estimated fair value of each investment approximated its amortized costs and, therefore, there were no unrecognized holding gains or losses or unrealized gains or losses as of December 31, 2010 and June 30, 2010.

Note 14. Fair Value Measurement

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

The adoption of this statement with respect to our financial assets and liabilities, did not impact our condensed consolidated results of operations, but required additional disclosure. The following table summarizes our financial assets and liabilities measured at Level 1 fair value on a recurring basis as of December 31, 2010 (unaudited, in thousands):

	As of December 31, 2010		As of June 30, 2010
	Fair Value Measured Using		Fair Value Measured Using
	Level 1	Total Balance	Level 1	Total Balance
Assets
Money market funds	$9,538	$9,538	$4,437	$4,437
Time deposits	640	640	—	—

Total Assets	$10,178	$10,178	$4,437	$4,437

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments. As of December 31, 2010 and June 30, 2010, we did not have any material Level 2 or 3 assets or liabilities.

On July 1, 2008, we adopted ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities. ASC 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under ASC 825.

Note 15. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase will be funded by cash on hand. For the three months ended December 31, 2010 and 2009, we had repurchased 199,501 shares at an average price of $1.30 and 43,050 shares at an average price of $1.03, respectively. For the six months ended December 31, 2010 and 2009, we had repurchased 205,329 shares at an average price of $1.29 and 43,050 shares at an average price of $1.03, respectively. As of December 31, 2010, we had repurchased and retired 313,637 shares at an average price of $1.19 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development of our strategic relationships and third party distribution channels; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license business when compared with management’s projections; the anticipated revenue to us from our OEM agreement with Cisco, In., or the Cisco OEM agreement; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to manage our expenditures and estimate future expense, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; currency fluctuations and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue:
License	28%	30%	44%	27%
Recurring revenue	55%	52%	43%	51%
Professional services	17%	18%	13%	22%

Total revenue	100%	100%	100%	100%
Cost of license	0%	1%	0%	1%
Cost of recurring revenue	13%	14%	11%	14%
Cost of professional services	16%	16%	12%	16%

Gross profit	71%	69%	77%	69%
Operating costs and expenses:
Research and development	14%	15%	12%	15%
Sales and marketing	31%	28%	29%	30%
General and administrative	8%	9%	7%	9%

Total operating costs and expenses	53%	52%	48%	54%

Income from operations	18%	17%	29%	15%

Revenue

Total revenue increased 14% to $9.5 million in the quarter ended December 31, 2010 from $8.3 million in the comparable year-ago quarter. New hosting and license transactions increased 22% for the quarter ended December 31, 2010 compared to the comparable year-ago quarter. For the three months ended December 31, 2010, there was one customer that accounted for 16% of total revenue, and there were two customers that accounted for 14% and 15% of total revenue, respectively, in the comparable year-ago quarter. Total revenue for the six months ended December 31, 2010 increased 39% to $22.6 million, compared to $16.3 million in the same period last year. New hosting and license transactions increased 38% for the six months ending December 31, 2010 compared to the same period last year. During the six months ended December 31, 2010, there was one customer that accounted for 32% of total revenue and there was one customer that accounted for 16% of total revenue in the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. dollar and the Euro and British pound resulted in a net decrease of $174,000 in total revenue for the three months ended December 31, 2010 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the total revenue for the six months ended December 31, 2010 resulted in a net decrease of $642,000 in total revenue as compared to the same period last year.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased due to the global economic slowdown and the increased volatility of the value of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license transactions in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting transactions, as a percentage of combined new hosting and license transactions was 44% for the quarter ended December 31, 2010, compared to 29% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license transactions was 25% for the six months ended December 31, 2010 compared to 38% for the same period last year. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place. For hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Revenue:
License	$2,677	$2,516	$161	6%	$10,037	$4,470	$5,567	125%
Percentage of total revenue	28%	30%			44%	27%

License revenue increased 6% to $2.7 million in the quarter ended December 31, 2010 from $2.5 million in the comparable year-ago quarter. The impact from the foreign currency fluctuations on license revenue was minimal for the quarter ended December 31, 2010. License revenue represented 28% and 30% of total revenue for the quarters ended December 31, 2010 and 2009, respectively.

License revenue increased 125% to $10.0 million for the six months ended December 31, 2010 from $4.5 million in the same period last year. The increase was primarily due to a large transaction of approximately $7.0 million in the six months ended December 31, 2010 and there was no transaction of more than $1.0 million in the same period last year. License revenue represented 44% and 27% of total revenue for the six months ended December 31, 2010 and 2009, respectively. License revenue for the six months ended December 31, 2010 was negatively impacted by $369,000 due to the strengthening of the U.S. dollar against the Euro in which certain licenses were denominated.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods, but we anticipate total license revenue to increase in fiscal year 2011.

Recurring Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Revenue:
Hosting services	$2,460	$1,977	$483	24%	$4,366	$3,656	$710	19%
Maintenance and support services	2,776	2,315	461	20%	5,320	4,620	700	15%

Total recurring revenue	$5,236	$4,292	$944	22%	$9,686	$8,276	$1,410	17%
Percentage of total revenue	55%	52%			43%	51%

Recurring revenue includes hosting and software maintenance and support services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Recurring revenue increased 22% to $5.2 million in the quarter ended December 31, 2010 from $4.3 million for the comparable year-ago quarter. Recurring revenue represented 55% and 52% of total revenue for the quarters ended December 31, 2010 and 2009, respectively. Recurring revenue increased 17% to $9.7 million in the six months ended December 31, 2009 from $8.3 million for the same period last year. Recurring revenue represented 43% and 51% of total revenue for the six months ended December 31, 2010 and 2009, respectively.

Hosting revenue increased 24% to $2.5 million in the quarter ended December 31, 2010 from the comparable year-ago quarter. The impact from the foreign currency fluctuations on hosting revenue was minimal for the quarter ended December 31 2010. The increase in hosting revenue was primarily due to i) the recognition of approximately $300,000 in revenue for hosting services related to additional renewals during the period and ii) the increase in new hosting contracts over the last four fiscal quarters that are recognized ratably over the contractual term.

Hosting revenue increased 19% to $4.4 million in the six months ended December 31, 2010 from the same period last year. Hosting revenue was negatively impacted by $92,000 due to the weakening of the British pound against the U.S. dollar. The increase in hosting revenue was primarily due to the increased size of new hosting contracts with larger enterprises. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to decrease or remain relatively constant next quarter based upon the approximately $300,000 of hosting revenue recognized this quarter for the current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support services revenue increased 20% to $2.8 million in the quarter ended December 31, 2010 from $2.3 million in the comparable year-ago quarter. Maintenance and support services revenue was negatively impacted by $64,000 due to the weakening of the British pound against the U.S. dollar. The increase in maintenance and support service revenue was primarily due to the increased license revenue over the last few quarters.

Maintenance and support services revenue increased 15% to $5.3 million in the six months ended December 31, 2010 from $4.6 million from the comparable year-ago quarter. Maintenance and support services revenue was negatively impacted by $140,000 due to the weakening of the British pound against the U.S. dollar. The increase in maintenance and support services revenue was primarily due to the increased license revenue. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support services revenue to increase in future periods based upon the current renewal rates for existing maintenance and support service customers and the projected levels of new license sales which we expect will result in additional maintenance and support service customers.

Excluding the impact from any future foreign currency fluctuations, we expect recurring revenue to increase in future periods.

Professional Services Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Revenue:
Professional services	$1,563	$1,504	$59	4%	$2,839	$3,541	$(702)	(20)%
Percentage of total revenue	17%	18%			13%	22%

Professional services revenue increased 4% to $1.6 million in the quarter ended December 31, 2010 from $1.5 million in the comparable year-ago quarter. The impact from the foreign currency fluctuations on professional service revenue was minimal for the quarter ended December 31, 2010. Professional services revenue represented 17% and 18% of total revenue for the quarters ended December 31, 2010 and 2009, respectively.

Professional services revenue decreased 20% to $2.8 million in the six months ended December 31, 2010 from $3.5 million in the same period last year. The impact from the foreign currency fluctuations on professional service revenue was minimal for the six months ended December 31, 2010. The decrease for the six months ended December 31, 2010 was primarily due to a decrease in professional services revenue from the Cisco OEM agreement. In the quarter ended September 30, 2009, we signed an amendment to the Cisco OEM agreement, with an effective date of July 27, 2009. Based upon certain changes, including pricing for support, we no longer estimate the minimum profit and record the associated revenue as professional services for the Cisco OEM agreement from the effective date of the amendment. Instead, we record revenue earned under the Cisco OEM agreement as license revenue. There was no additional profit margin recorded from the Cisco OEM agreement in the six months ended December 30, 2010, while there was $420,000 of profit margin in the same period last year. Professional services revenue represented 13% and 22% of total revenue for the six months ended December 30, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to remain relatively constant in future periods.

Cost of Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of Revenue
Cost of Revenue	$2,777	$2,548	$229	9%	$5,251	$5,063	$188	4%
Percentage of total revenue	29%	31%			23%	31%
Gross Margin	71%	69%			77%	69%

Total cost of revenue increased 9% to $2.8 million in the quarter ended December 31, 2010 from $2.5 million in the comparable year-ago quarter. Total cost of revenue represented 29% and 31% of total revenue in the quarter ended December 31, 2010 and 2009, respectively. The increase was primarily due to (i) an increase of $289,000 in personnel and personnel-related expenses, (ii) an increase of $59,000 in outside consulting expense, and was partially offset by (i) a decrease of $92,000 in the third-party software royalties, (ii) a decrease in international subsidiaries’ expenses of approximately $42,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, the British pound and the India rupee and (iii) a decrease of $20,000 in hosting related costs. Gross margin for the quarter ended December 31, 2010 was 71% compared to 69% in the comparable year-ago quarter. The increase in gross margin was primarily due to the increase in our license revenue.

Total cost of revenue increased 4% to $5.3 million in the six months ended December 31, 2010 from $5.1 million in the same period last year. Total cost of revenue represented 23% and 31% of total revenue for the six months ended December 31, 2010 and 2009, respectively. The increase was primarily due to (i) an increase of $423,000 in personnel and personnel-related expenses, (ii) an increase of $48,000 in outside consulting expense, and was partially offset by (i) a decrease of $172,000 in the third-party software royalties, (ii) a decrease in international subsidiaries’ expenses of approximately $81,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, the British pound and the India rupee and (iii) a decrease of $28,000 in hosting related costs. Gross margin for the six months ended December 31, 2010 was 77% compared to 69% in the same period last year. The increase in gross margin was primarily due to the increase in our license revenue.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of License
Cost of License	$7	$83	$(76)	(92)%	$21	$151	$(130)	(86)%
Percentage of total revenue	0%	3%			0%	3%
Gross Margin	100%	97%			100%	97%

Cost of license is the cost for third-party software imbedded in our products. Total cost of license decreased by $76,000 in the quarter ended December 31, 2010 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% in the quarter ended December 31, 2010 as compared to approximately 3%, a gross margin of approximately 97% in the comparable year-ago quarter.

Total cost of license decreased by $130,000 for the six months ended December 31, 2010 from the same period last year. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% for the six months ended December 31, 2010 as compared to approximately 3%, a gross margin of approximately 97% in the same period last year.

We anticipate cost of license to remain relatively constant as a percentage of total license revenue in future periods.

Cost of Recurring revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of recurring revenue	$1,288	$1,129	$159	14%	$2,521	$2,281	$240	11%
Percentage of recurring revenue	25%	26%			26%	28%
Gross Margin	75%	74%			74%	72%

Cost of recurring revenue includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring revenue increased 14% to $1.3 million in the quarter ended December 31, 2010 from $1.1 million for the comparable year-ago quarter. The increase was primarily due to an increase of $182,000 in personnel and personnel-related expenses, and was partially offset by a decrease in international subsidiaries’ expenses of approximately $19,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. The gross margin for the quarter ended December 31, 2010 was 75% compared to a gross margin of 74% in the comparable year-ago quarter.

Total cost of recurring revenue increased 11% to $2.5 million in the six months ended December 31, 2010 from the same period last year. The increase was primarily due to an increase of $303,000 in personnel and personnel-related expenses from the increased headcount, and was partially offset by (i) a decrease in international subsidiaries’ expenses of approximately $39,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee and (ii) a decrease of $18,000 in hosting related expense.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to remain relatively constant or increase slightly in future periods.

Cost of Professional Services

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of professional services	$1,482	$1,336	$146	11%	$2,709	$2,631	$78	3%
Percentage of professional service revenue	95%	89%			95%	74%
Gross Margin	5%	11%			5%	26%

Cost of professional services includes personnel costs for consulting services. The increase for the three months ended December 31, 2010 was primarily due to (i) an increase of $102,000 in personnel and personnel-related expenses from the increase headcount and company wide compensation increases, (ii) an increase of $59,000 in outside consulting expense and was partially offset by a decrease in international subsidiaries’ expenses of approximately $24,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. The gross margin for the quarter ended December 31, 2010 was 5% compared to a gross margin of 11% in the comparable year-ago quarter. The decrease in the gross margin included an increase of $146,000 in cost of professional services when the total professional services revenue remained relatively constant from the comparable year-ago quarter.

Total cost of professional services for the six months ended December 31, 2010 increased 3% to $2.7 million, compared to $2.6 million in the same period last year. The increase was primarily due to (i) an increase of $84,000 in personnel and personnel-related expense from the increase headcount and company wide compensation increases, (ii) an increase of $42,000 in outside consulting services and was partially offset by a decrease in international subsidiaries’ expenses of approximately $42,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. The decrease in the gross margin was primarily due to the change in how we record the revenue and costs associated with the Cisco OEM agreement as discussed above.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in future periods.

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Research and Development	$1,343	$1,285	$58	5%	$2,757	$2,455	$302	12%
Percentage of total revenue	14%	15%			12%	15%

Research and development expense primarily consist of compensation and benefits for our engineering, product management and development and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs increased 5% to $1.3 million in the quarter ended December 31, 2010 from $1.3 million the comparable year-ago quarter. The increase was primarily due to an increase of $144,000 in personnel and personnel-related expenses from the increase headcount and company wide compensation increases, and was partially offset by a decrease of $74,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 14% and 15% for the quarters ended December 31, 2010 and 2009, respectively.

Research and development costs increased 12% to $2.8 million for the six months ended December 31, 2010 from $2.5 million in the same period last year. The increase was primarily due to (i) an increase of $369,000 in personnel and personnel-related expenses from the increased headcount and company wide compensation increases, (ii) an increase in our international subsidiaries’ expenses of approximately $21,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee and was partially offset by the decrease of $40,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 12% and 15% for the six months ended December 31, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to remain relatively constant or increase slightly in absolute dollars in future periods.

Sales and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Sales	$2,296	$1,939	$357	18%	$5,210	$3,974	$1,236	31%
Marketing	$620	$411	$209	51%	$1,220	$810	$410	51%

Total Sales and Marketing	$2,916	$2,350	$566	24%	$6,430	$4,784	$1,646	34%
Percentage of total revenue	31%	28%			29%	30%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 24% to $2.9 million in the quarter ended December 31, 2010 from $2.4 million in the comparable year-ago quarter. Total sales and marketing expense as a percentage of total revenue was 31% in the quarter ended December 31, 2010 compared to 28% in the comparable year-ago quarter. Sales and marketing expense increased 34% to $6.4 million for the six months ended December 31, 2010 from $4.8 million in the same period last year. Total sales and marketing expenses as a percentage of total revenue were 29% and 30% for the six months ended December 31, 2010 and 2009, respectively.

Total sales expense in the quarter ended December 31, 2010 increased 18% to $2.3 million from $1.9 million in the comparable year-ago quarter. The increase for the quarter was primarily due to (i) an increase of $389,000 in personnel and personnel-related expense related to the increased headcount and compensation increases in our worldwide sales force, (ii) an increase of $31,000 in outside consulting services and was partially offset by the decrease in our international subsidiaries’ expenses of approximately $65,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound.

Total sales expense for the six months ended December 31, 2010 increased 31% to $5.2 million from $4.0 million in the same period last year. The increase for the six months was primarily due to (i) an increase of $634,000 in sales commission expense, (ii) an increase of $592,000 in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force (iii) an increase of $71,000 in outside consulting services and was partially offset by a decrease in our international subsidiaries’ expenses of approximately $172,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound.

Total marketing expense increased 51% to $620,000 in the quarter ended December 31, 2010 from $411,000 in the comparable year-ago quarter. The increase for the quarter was primarily due to (i) an increase of $106,000 in marketing program expense and (ii) an increase of $83,000 in personnel and personnel-related expenses.

Total marketing expense for the six months ended December 31, 2010 increased 51% to $1.2 million from $810,000 in the same period last year. The increase for the quarter was primarily due to a (i) an increase of $188,000 in marketing program expense and (ii) an increase of $181,000 in personnel and personnel-related expenses.

Excluding the impact from any future foreign currency fluctuations and the change in sales commission, we anticipate sales and marketing expense to increase in future periods based upon our planned expansion of our worldwide sales team and planned investment in marketing and partner development.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
General and Administrative	$785	$731	$54	7%	$1,589	$1,517	$72	5%
Percentage of total revenue	8%	9%			7%	9%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 7% to $785,000 in the quarter ended December 31, 2010 from $731,000 in the comparable year-ago quarter. The increase was primarily due to (i) an increase of $58,000 in personnel and personnel-related expense from the company wide compensation increases, (ii) a net increase of $12,000 in auditing, outside consulting expense, legal expense and other expense and was partially offset by a decrease of $17,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue were 8% and 9% for the quarters ended December 31, 2010 and 2009, respectively.

Total general and administrative expense for the six months ended December 31, 2010 increased 5% to $1.6 million from $1.5 million in the same period last year. The increase was primarily due to an increase of $171,000 in personnel and personnel-related expense from the company wide compensation increases and was partially offset by a net decrease of $75,000 in outside consulting services, auditing, legal and other expenses. Total general and administrative expense as a percentage of total revenue was 7% and 9% for the six months ended December 31, 2010 and 2009, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expense to increase in future periods.

Stock-Based Compensation

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Cost of professional services and recurring revenue	$8	$11	$(3)	(27)%	$15	$19	$(4)	(21)%
Research and development	13	23	(10)	(43)%	28	40	(12)	(30)%
Sales and marketing	10	16	(6)	(38)%	21	28	(7)	(25)%
General and administrative	19	27	(8)	(30)%	40	45	(5)	(11)%

Total Stock-Based Compensation	$50	$77	$(27)	(35)%	$104	$132	$(28)	(21)%

Percentage of total revenue	1%	1%			0%	1%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The changes for the three and six months ended December 31, 2010, as compared to same periods last year, were minimal.

Income from Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2010	2009	Change	%	2010	2009	Change	%
Income from Operations	$1,655	$1,398	$257	18%	$6,535	$2,468	$4,067	165%
Operating Margin	18%	17%			29%	15%

Income from Operations was $1.7 million in the quarter ended December 31, 2010 compared to an operating income of $1.4 million in the comparable year-ago quarter. We recorded a 18% operating margin in the quarter ended December 31, 2010, compared to a 17% operating margin in the comparable year-ago quarter. The change in the quarter ended December 31, 2010 was primarily due to an increase in revenue by $1.2 million net of the negative impact of approximately $174,000 from the strengthening of the U.S. dollar against the Euro and British pound and was partially offset by an increase in total cost and operating expense of $906,000. The increase in total cost and operating expense primarily consisted of (i) an increase of $933,000 in personnel and personnel-related expense, (ii) an increased of $106,000 in marketing program expense and was partially offset by (i) a decrease of approximately $96,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee and (ii) a decrease of $20,000 in hosting related expense.

Income from Operations was $6.5 million for the six months ended December 31, 2010 compared to an operating income of $2.5 million in the same period last year. We recorded a 29% operating margin in the six months ended December 31, 2010 compared to a 15% operating margin in the same period last year. The increase of operating income in the six months ended December 31, 2010 primarily due to an increase in revenue by $6.3 million net of the negative impact of approximately $642,000 from the strengthening of the U.S. dollar against the Euro and British pound and was partially offset by an increase in total costs and operating expenses of $2.2 million. The increase in total costs and operating expenses primarily consisted of (i) an increase in personnel-related expense of $2.4 million which included an increase of $634,000 in sales commission expense, (ii) an increase of $188,000 in marketing expense and was partially offset by (i) a decrease of approximately $234,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee, (ii) a net decrease of $21,000 in auditing, legal, outside consulting and other expenses.

Interest Expense, net

Interest expense increased 3% to $286,000 in the quarter ended December 31, 2010 from $279,000 in the comparable year-ago quarter. Interest expense increased 1% to $562,000 in the six months ended December 31, 2010 from $556,000 in the same period last year. The increase for the three and six months ended December 31, 2010 was primarily due to the increase in the related party notes balances. We expect interest expense to increase slightly in the future periods.

Other Income and Expense

We recorded other expense of $310,000 for the quarter ended December 31, 2010 compared to other income of $36,000 for the comparable year-ago quarter. Other expense for the six months ended December 31, 2010 was $29,000 compared to other income of $30,000 in the same period last year. Other expense for the three months ended December 31, 2010 was primarily due to the exchange rate loss on foreign accounts receivable.

Income Tax Expense

We recorded an income tax expense of $45,000 for the quarter ended December 31, 2010 compared to an income tax expense of $94,000 for the comparable year-ago quarter. Income tax expense for the six months ended December 31, 2010 was $84,000 compared to the income tax expense of $94,000 in the same period last year. The income tax expense recorded for the three and six months ended December 31, 2010 was primarily related to our foreign subsidiaries. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

Liquidity and Capital Resources

Overview

As of December 31, 2010 our cash and cash equivalents were $12.2 million and working capital of $4.8 million compared to cash and cash equivalents of $5.7 million and negative working capital of $1.1 million as of June 30, 2010. As of December 31, 2010, our deferred revenue was $7.0 million compared to $5.1 million on June 30, 2010.

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

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving credit line had a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million, the Required Balance, or the rate will be increased to a rate of prime plus 1%. In June 2010 we signed an amendment to the revolving credit line to extend the maturity date through September 22, 2010, and in September 2010 we signed an amendment to the revolving credit line to extend the maturity date through December 22, 2010. On December 22, 2010 the Agreement expired and there was no outstanding balance under the Bridge Bank Credit Facility.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders who are parties to the Agreement. Under the Agreement we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended to March 31, 2012 the maturity date of the remaining outstanding indebtedness and the period for which interest shall accrue. In consideration for this loan extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. As of December 31, 2010, the principal and interest due on the loans was $9.3 million, and warrants to purchase 1,525,515 shares of common stock issued was vested and outstanding.

Please refer to Note 7 to the accompanying condensed consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash provided by operating activities was $7.8 million for the six months ended December 31, 2010 compared to net cash provided by operating activities of $2.1 million from the same period last year. Net cash used in operating activities for the six months ended December 31, 2010 consisted primarily of a net income of $5.9 million, plus non-cash expense related to accrued interest and amortization of discount on related party notes of $558,000, depreciation of $291,000, stock-based compensation of $104,000, and the net change in operating assets and liabilities.

Net cash provided by operating activities was $2.1 million for the six months ended December 31, 2009. Net cash provided by operating activities for the six months ended December 31, 2009 consisted primarily of a net income of $1.8 million, plus non-cash expense related to accrued interest and amortization of discount on related party notes of $502,000, depreciation of $301,000, stock-based compensation of $132,000, amortization of debt issuance costs of $42,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2010 primarily consisted of the increase in prepaid expenses of $102,000 and the decreases in accounts payable of $367,000 and accrued liabilities of $349,000. This was partially offset by the increases of $1.6 million in deferred revenue and $171,000 in long term liabilities. The increase in deferred revenue was primarily related to the deferral support from the large license transaction entered into in the prior quarter.

The net change in operating assets and liabilities for the six months ended December 31, 2009 primarily consisted of the increase in accounts receivable by $433,000 and the decreases in accrued compensation by $624,000 and accrued liabilities by $465,000. This was partially offset by the increases of $916,000 in deferred revenue. The decrease in accrued compensation was primarily due to the decrease in sales commission. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the payment of audit fee and other outside consulting expenses. The increase in deferred revenue was primarily due to the increase in deferred maintenance and support payments received as a large number of our customers have annual maintenance and support renewals that come due in the quarter ended December 31, 2009.

Net cash used in investing activities was $972,000 for the six months ended December 31, 2010. Cash used in investing activities for the six months ended December 31, 2010 included the short term and long term investment of $589,000 and the purchase of equipment for increased hosted customers and new employees.

Net cash used in investing activities was $277,000 for the six months ended December 31, 2009. Cash used in investing activities for the six months ended December 31, 2009 was due to the purchase of equipment and software for increased hosted customers and new employees.

Net cash used in financing activities was $410,000 for the six months ended December 31, 2010. Net cash used in financing activities for the six months ended December 31, 2010 primarily included payment of $265,000 on the repurchase of our stock, $87,000 payment on capital leases and $63,000 payment of existing bank borrowings.

Net cash used in financing activities was $3.2 million for the six months ended December 31, 2009. Net cash used in financing activities for the six months ended December 31, 2009 included a repayment of $3.1 million of existing bank borrowings, $87,000 payment on capital leases and $44,000 on the repurchase of our stock.

Commitments

There was no significant change to our contractual obligations since June 30, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There was no significant change since June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at December 31, 2010 totaled approximately $5.4 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro, British pound and the India rupee. During the three months ended December 31, 2010, we recorded a loss on foreign exchange transactions of approximately $300,000 related to foreign accounts receivable due to the strengthening of the U.S. dollar against the Euro and the British pound. During the six months ended December 31, 2010, there was no significant fluctuation in foreign currency exchange rates between the U.S. dollar and the Euro and the British pound and the India Rupee. If the U.S. dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information on such purchases during the second fiscal quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 01- October 31, 2010	41,052	$1.30	41,052	844,812
November 01- November 30, 2010	87,650	$1.29	87,650	757,162
December 01- December 31, 2010	70,799	$1.33	70,799	686,363

Total	199,501	$1.30	199,501	686,363

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2011	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
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