Form 10-Q
period 2011-03-31
EGAIN COMMUNICATIONS CORP
filed 2011-05-16
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock $0.001 par value	24,021,937

eGAIN COMMUNICATIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,276	$5,733
Short term investments	643	—
Restricted cash	13	13
Accounts receivable, less allowance for doubtful accounts of $95 and $247 at March 31, 2011 and June 30, 2010, respectively	4,112	2,955
Prepaid and other current assets	584	512

Total current assets	18,628	9,213
Property and equipment, net	1,023	869
Goodwill	4,880	4,880
Long term investments	14	—
Other assets	455	354

Total assets	$25,000	$15,316

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$846	$1,146
Accrued compensation	2,153	1,987
Accrued liabilities	1,582	1,946
Deferred revenue	6,060	4,917
Capital lease obligation	63	157
Related party notes payable	9,571	—
Bank borrowings	21	115

Total current liabilities	20,296	10,268
Deferred revenue, net of current portion	542	186
Capital lease obligation, net of current portion	—	28
Related party notes payable, net of current portion	—	8,724
Other long term liabilities	274	273

Total liabilities	21,112	19,479

Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity / (deficit):
Common stock	24	22
Additional paid-in capital	325,478	323,700
Notes receivable from stockholders	(81)	(79)
Accumulated other comprehensive loss	(750)	(596)
Accumulated deficit	(320,783)	(327,210)

Total stockholders’ equity / (deficit)	3,888	(4,163)

Total liabilities and stockholders’ equity / (deficit)	$25,000	$15,316

See accompanying notes to condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue:
License	$1,702	$1,407	$11,739	$5,877
Recurring revenue	5,162	4,248	14,848	12,524
Professional services	2,051	1,288	4,890	4,829

Total revenue	8,915	6,943	31,477	23,230
Cost of license	14	1	36	152
Cost of recurring revenue	1,359	1,104	3,879	3,385
Cost of professional services	1,412	1,225	4,120	3,857

Gross profit	6,130	4,613	23,442	15,836

Operating costs and expenses:
Research and development	1,308	1,402	4,065	3,857
Sales and marketing	3,165	2,461	9,595	7,245
General and administrative	900	755	2,490	2,272

Total operating costs and expenses	5,373	4,618	16,150	13,374

Income / (loss) from operations	757	(5)	7,292	2,462
Interest expense, net	(270)	(282)	(832)	(837)
Other income / (expense), net	112	(5)	83	25

Income / (loss) before income taxes	599	(292)	6,543	1,650
Income tax provision	(32)	(26)	(116)	(120)

Net income / (loss)	$567	$(318)	$6,427	$1,530

Per Share information:
Basic net income / (loss) per common share	$0.03	$(0.01)	$0.29	$0.07

Diluted net income / (loss) per common share	$0.02	$(0.01)	$0.27	$0.07

Weighted average shares used in computing basic net income / (loss) per common share	22,648	22,162	22,265	22,194

Weighted average shares used in computing diluted net income / (loss) per common share	24,385	22,162	23,560	22,513

See accompanying notes to condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,427	$1,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	441	475
Stock-based compensation	158	191
Provisions for doubtful accounts	(167)	(38)
Amortization of debt issuance costs	—	63
Accrued interest and amortization of discount on related party notes payable	846	762
Changes in operating assets and liabilities:
Accounts receivable	(2,294)	1,416
Prepaid expenses and other current assets	(62)	141
Other assets	(107)	(42)
Accounts payable	(326)	(173)
Accrued compensation	116	(952)
Accrued liabilities	(445)	(251)
Deferred revenue	2,604	1,027
Other long term liabilities	171	(71)

Net cash provided by operating activities	7,362	4,078

Cash flows from investing activities:
Purchases of property and equipment	(576)	(445)
Purchase of short term and long term investments	(636)	—

Net cash used in investing activities	(1,212)	(445)

Cash flows from financing activities:
Payments on bank borrowings	(94)	(3,093)
Payments on capital lease obligations	(122)	(131)
Payments to repurchase stock	(276)	(86)
Proceeds from exercise of stock options	738	10
Proceeds from exercise of warrants	1,158	—

Net cash provided/ by (used in) by financing activities	1,404	(3,300)

Effect of change in exchange rates on cash and cash equivalents	(11)	(257)

Net increase in cash and cash equivalents	7,543	76
Cash and cash equivalents at beginning of period	5,733	7,511

Cash and cash equivalents at end of period	$13,276	$7,587

Supplemental cash flow disclosures:
Cash paid for interest	$7	$21
Cash paid for taxes	$120	$120

See accompanying notes to condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

eGain Communications Corporation is a leading provider of customer service and contact center software, used by global enterprises and fast-growing businesses. Trusted by prominent enterprises and growing midsized companies worldwide, our award winning software has been helping organizations achieve and sustain customer service excellence for more than a decade. We have operations in the United States, United Kingdom, the Netherlands, Ireland, Italy, and India.

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2010 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2011. We have evaluated whether there were material subsequent events requiring recognition or disclosure, and there were none.

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

We apply the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for hosting transactions to determine the accounting treatment for multiple elements. We also apply ASC 605 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 5% and 0% for the three months ended March 31, 2011 and 2010, respectively. License sales to resellers as a percentage of total revenue were approximately 6% and 4% for the nine months ended March 31, 2011 and 2010, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence of fair value (VSOE) for each of those units, when available. Upon adoption of new guidance for revenue recognition with multiple-deliverable elements, in certain limited circumstances when VSOE does not exist, we apply the selling price hierarchy to applicable multiple-deliverable arrangements. We consider the applicability ASC 985-605, Software Revenue Recognition, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the remaining estimated life of the customer hosting relationship, once hosting has gone live. We currently estimate the life of the customer hosting relationship to be approximately 24 months, based on the average life of all hosting customer relationships.

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established vendor-specific objective evidence of fair value for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a hosting services arrangements, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If vendor-specific evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in recurring revenue is revenue derived from maintenance and support services. We use vendor-specific objective evidence of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

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

Note 3. Stock-Based Compensation

The stock-based compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 was $54,000 and $59,000, respectively, and for the nine months ended March 31, 2011 and 2010 was $158,000 and $191,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Cost of professional and recurring revenue	$8	$8	$22	$27
Research and development	12	20	41	60
Sales and marketing	11	11	32	39
General and administrative	23	20	63	65

Total stock-based compensation expense	$54	$59	$158	$191

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8. Options to purchase 88,750 and 29,600 shares of common stock were granted during the three months ended March 31, 2011 and 2010, with a weighted-average fair value of $1.00 and $0.73, respectively. Options granted during the nine months ended March 31, 2011 and 2010 were 184,450 and 965,800, with a weighted-average fair value of $0.87 and $0.53, respectively, using the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Expected volatility	80%	80%	80%	80%
Average risk-free interest rate	2.12%	2.79%	1.80%	2.79%
Expected life (in years)	4.5	6.25	4.5	6.25

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

Prior to October 2009, in developing our estimate of the expected life of a stock option, we determined that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected life. In addition, estimating life based on the expected terms of options granted by other, similar companies with similarly structured awards was considered but data was not readily available to arrive at reliable estimates. We therefore used the technique commonly referred to as the “simplified method” described as a temporary method to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In October 2009 we changed from using the “simplified method” of developing the estimate of the expected life to basing it on the historical exercise behavior and trends of our employees. The change in the estimate did not have a material effect on either the expected life of the valuation of the stock options. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14% forfeiture rate for our options. We will record additional expense if the actual forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

The unamortized cost of all options granted but not yet vested as of March 31, 2011 was $215,447, which is expected to be recognized over the weighted average period of 1.33 years. There were 881,655 and 11,768 options exercised for the three months ended March 31, 2011 and 2010, respectively and there were 891,088 and 20,184 options exercised for the nine months ended March 31, 2011 and 2010, respectively.

Note 4. Net Income/ (Loss) per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income/ (loss) per common share (unaudited, in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income/ (loss) applicable to common stockholders	$567	$(318)	$6,427	$1,530

Basic net income/ (loss) per common share	$0.03	$(0.01)	$0.29	$0.07

Weighted-average common shares used in computing basic net income/ (loss) per common share	22,648	22,162	22,265	22,194
Effect of dilutive options and warrants	1,737	—	1,295	319

Weighted-average common shares used in computing diluted net income/ (loss) per common share	24,385	22,162	23,560	22,513

Diluted net income/ (loss) per common share	$0.02	$(0.01)	$0.27	$0.07

Weighted average shares of stock options to purchase 298,634 shares of common stock for the three months ended March, 31, 2011 and weighted average shares of stock options and warrants to purchase 454,963 and 3,546,194 shares of common stock for the nine months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Weighted average shares of stock options and warrants to purchase 5,016,620 shares of common stock for the three months ended March 31, 2010, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income/ (Loss)

We report comprehensive income/ (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income was $499,000 for the quarter ended March 31, 2011 as compared to a comprehensive loss of $289,000 for the comparable year-ago quarter. Comprehensive income was $6.3 million for the nine months ended March 31, 2011 as compared to a comprehensive income of $1.5 million for the same period last year. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at March 31, 2011 and June 30, 2010 consist solely of accumulated foreign currency translation adjustments.

The table below summarizes the comprehensive income/ (loss) (unaudited, in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income / (loss)	$567	$(318)	$6,427	$1,530
Foreign currency translation adjustments	(68)	29	(154)	(45)

Comprehensive income/ (loss)	$499	$(289)	$6,273	$1,485

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the three and nine months ended March 31, 2011 and 2010 is as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Total Revenue:
North America	$4,795	$4,120	$13,049	$12,159
EMEA	4,070	2,798	18,334	10,966
Asia Pacific	50	25	94	105

	$8,915	$6,943	$31,477	$23,230

Operating Income/ (Loss):
North America	$494	$555	$904	$1,646
EMEA	1,086	157	8,860	2,765
Asia Pacific*	(823)	(717)	(2,472)	(1,949)

	$757	$(5)	$7,292	$2,462

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31, 2011	June 30, 2010
North America	$14,265	$6,531
EMEA	4,277	3,053
Asia Pacific	1,578	852

	$20,120	$10,436

The following table provides the revenue for the three and nine months ended March 31, 2011 and 2010, respectively, (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue :
License	$1,702	$1,407	$11,739	$5,877
Recurring revenue	5,162	4,248	14,848	12,524
Professional services	2,051	1,288	4,890	4,829

	$8,915	$6,943	$31,477	$23,230

For the three months ended March 31, 2011, there was one customer that accounted for 18% of total revenue and there was one customer that accounted for 15% of total revenue, respectively in the comparable year-ago quarter. For the nine months ended March 31, 2011, there were two customers that accounted for 12% and 23% of total revenue and there was one customer that accounted for 16% of total revenue for the same period last year.

Note 7. Related Party Notes Payable

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, or the 2002 Agreement, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bore interest at an effective annual rate of 12% due and payable upon the term of such note. We had the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allow him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that was amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2%, and a dividend yield of 0%.

On October 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2003 Note, and received additional warrants to purchase up to 128,766 shares of our common stock at an exercise price of $3.88 per share. These warrants expired in October 2008. In connection with this additional loan, we recorded $1.8 million in related party note payable and $195,000 of discount on the note related to the relative value of the warrants issued in the transaction that are being amortized to interest expense over the five year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 2.25%, and a dividend yield of 0%. These notes were amended and restated on June 29, 2007 and on September 24, 2008.

On March 31, 2004, we entered into a note and warrant purchase agreement with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders, pursuant to which the lenders loaned to us $2.5 million evidenced by secured promissory notes and received warrants to purchase shares of our common stock in connection with such loan. The secured promissory notes had a term of five years and bore interest at an effective annual rate of 12% due and payable upon the maturity of such notes. The warrants allowed the lenders to purchase up to 312,500 shares of our common stock at an exercise price of $2.00 per share. These warrants expired in March 2007. We recorded $2.3 million in related party notes payable and $223,000 of discount on the notes related to the relative value of the warrants issued in the transaction that are being amortized to interest expense over the five year life of the notes. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 1.93%, and a dividend yield of 0%. These notes were amended and restated on September 24, 2008.

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares of our common stock at an exercise price of $1.20 per share. The warrants expired in June 2010. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the notes related to the relative value of the warrants issued in the transaction that are being amortized to interest expense over the life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. In addition, the amendment extended the maturity date of the previous notes through March 31, 2009. This note was amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction are being be amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. As of March 31, 2011, and June 30, 2010, the principal and interest due on the loans was $9.6 million and $8.7 million, respectively. The outstanding balance of $9.6 million at March 31, 2011 was recorded as part of current liabilities with maturity in twelve months. On March 1, 2011 Mr. Roy exercised 1,218,493 warrants to receive common stock. Warrants to purchase 307,022 shares of common stock issued remain vested and outstanding.

Note 8. Bank Borrowings

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. Our obligations under the Bridge Bank Credit Facility are secured by a lien on our assets including intellectual property. Holders of certain outstanding secured promissory notes have subordinated their security interests to those of the Bridge Bank pursuant to a Subordination Agreement dated as of June 24, 2008. The Bridge Bank Credit Facility provides for the advance of up to the lesser of $3.0 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, (ii) 75% of cash on deposit with Bridge Bank, (iii) the lesser of $1.5 million or 60% of eligible unbilled license and hosting contracts, less (iv) the amount of any outstanding obligations to Bridge Bank. The revolving line of credit had a maturity date of June 24, 2010 and bears interest at a rate of prime plus 0.5% per annum, provided that we maintain an average monthly cash balance of $1 million, the Required Balance, or the rate will be increased to a rate of prime plus 1%. In June 2010 we signed another amendment to the revolving credit line to further extend the maturity date through September 22, 2010, and in September we signed an amendment to the revolving credit line to extend the maturity date through December 22, 2010. The revolving line of credit expired on December 22, 2010. As of March 31, 2011 and June 30, 2010 there was no outstanding balance under the revolving credit line. The Bridge Bank Credit Facility also provides up to $300,000 to pay off existing obligations to another bank, or the Bridge Bank Term Loan, and is payable in 36 equal monthly payments of principal and interest. As of March 31, 2011 and June 30, 2010 the amount outstanding under the Bridge Bank Term Loan was $17,000 and $92,000, respectively, with an interest rate of 4.75%. In addition, the Bridge Bank Credit Facility allows for an advance of up to $300,000 to be used to finance equipment purchases, or the Bridge Bank Equipment Line, which must be repaid in 30 equal monthly payments of principal and interest, commencing on the tenth day of the first month following the date the advance is made, and continuing for each succeeding month. Terms for both the Bridge Bank Term Loan and the Bridge Bank Equipment Line include: (i) interest that accrues from the date of each advance at a rate of prime plus 1% per annum, provided that we maintain the Required Balance, or the rate will be increased to a rate of prime plus 1.5% (ii) once repaid, amounts cannot be re-borrowed and (iii) a maturity date of June 24, 2011. As of March 31, 2011 and June 30, 2010 the balance under the Bridge Bank Equipment Line was $4,000 and $23,000, respectively, and the interest rate was 4.75%. In connection with the credit facility Bridge Bank received warrants to purchase 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. The warrants are revalued each quarter and the fair value of $1.91 per share at March 31, 2011 was calculated using the market price of $2.80 for one share of our common stock, and the change in fair value was included within other income. The warrants contain a put option right that could be exercised by Bridge Bank on or prior to the expiration date of June 24, 2011, or the early termination of the loan, a change in control, a sale of substantially all of our equity ownership, or an uncured event of default.

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at March 31, 2011.

Bank Borrowings
March 31, 2012	$21
March 31, 2013	—
March 31, 2014	—
March 31, 2015	—
March 31, 2016	—
Thereafter	—

Total Bank Borrowings	$21

Note 9. Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets except the deferred tax assets related to India as we believe it is more likely than not that those assets will be realized.

The FASB clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statement, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, the FASB provides guidance under ASC 740, Income Taxe,s on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our provision consists of foreign and state income taxes.

Note 10. Commitments

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software. During the three months ended December 31, 2009, we changed the warranty period from a 90 day period to a period of up to one year from the date of delivery in response to industry trends. The effect of this change in estimate was insignificant for the three and nine months ended March 31, 2011.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2011. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 11. New Accounting Pronouncements

In March 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. We are currently assessing its potential effect and do not anticipate that this amendment will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an accounting standards update on fair value measurement and disclosures which amends ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012); early adoption is permitted. We have made additional disclosures in footnote 14, as applicable for level 1.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables are provided at different points in time or over different time periods. This update provides amendments for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple deliverable arrangement. In the instance an arrangement includes software deliverables as well as non-software related deliverables, the provisions of ASC 985-605, Software Revenue Recognition, would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We adopted this update as of September 30, 2010. The adoption of this update had no material impact on our financial position, results of operations, or cash flow.

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified F 3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals is set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. On December 8, 2010, plaintiffs moved to dismiss the appeals. On March 2, 2011, one of the two appellants, appearing pro se, filed a stipulated dismissal of his appeal with prejudice. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

We are also subject to other routine legal proceedings, as well as demands, claims, and threatened litigation that arise in the normal course of our business potentially including assertions that we may be infringing patents or other intellectual property rights of others. We accrue for legal contingencies if we can estimate the potential liability and if we believe it is more likely than not that the case will be ruled against us. If a legal claim for which we did not accrue is resolved against us, we would record the expense in the period in which the ruling was made. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operation results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Note 13. Financial Instruments

Cash Equivalents, Available- for-sale investments and Held-to-maturity investments

Cash equivalents, available-for-sale investments and held-to-maturity investments at fair value as of March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011				June 30, 2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash Equivalents
Money market funds	$9,541	$—	$—	$9,541	$4,437	$—	$—	$4,437

Total Cash equivalents	9,541	—	—	9,541	4,437	—	—	4,437

Available-for-sale investments
Short-term investment
Time deposits	631	—	—	631	—	—	—	—

Total short-term investment	631	—	—	631	—	—	—	—

Long-term investment

Total long-term investment	—	—	—	—	—	—	—	—

Total available-for-sale investments	631	—	—	631	—	—	—	—

Held-to-maturity investments
Short-term investment
Time deposits	12	—	—	12	—	—	—	—

Total short-term investment	12	—	—	12	—	—	—	—

Long-term investment
Time deposits	14	—	—	14	—	—	—	—

Total long-term investment	14	—	—	14	—	—	—	—

Total held-to-maturity investments	26	—	—	26	—	—	—	—

Total Cash equivalents,
Available-for-sale investments and Held-to-maturity investments	$10,198	$—	$—	$10,198	$4,437	$—	$—	$4,437

We have determined the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluate such determinations at each balance sheet date. Cash equivalents primarily consist of money market funds and term deposits with maturities of ninety dates or less. Available-for-sale investments consist of short-term investments which mature within 12 months or less and long-term investments with maturities longer than 12 months and the company has no intent or ability to hold to maturity. Held-to-maturity investments consist of short-term investments which mature within 12 months or less and long-term investments with maturities longer than 12 months and we have the positive intent and ability to hold the investment to maturity. Investments include primarily time deposits which are stated at amortized cost. We estimate the fair values of the investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future. At March 31, 2011, maturities for non-current available-for-sale investments and held-to-maturity investments were between one and four years. The estimated fair value of each investment approximated its amortized costs and, therefore, there were no unrecognized holding gains or losses or unrealized gains or losses as of March 31, 2011 and June 30, 2010.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payables and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates and for the notes payable that the interest rates remained substantially unchanged between the date of the notes payable and the balance sheet date.

Note 14. Fair Value Measurement

ASC 820, Fair Value Measurement and Disclosures, defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of March 31, 2011		As of June 30, 2010
	Level 1	Total Balance	Level 1	Total Balance
Assets
Money market funds	$9,541	$9,541	$4,437	$4,437
Time deposits	657	657	—	—

Total Assets	$10,198	$10,198	$4,437	$4,437

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments. As of March 31, 2011 and June 30, 2010, we did not have any material Level 2 or 3 assets or liabilities.

Note 15. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended March 31, 2011 and 2010, we had repurchased 7,914 shares at an average price of $1.38 and 40,358 shares at an average price of $1.05, respectively. For the nine months ended March 31, 2011 and 2010, we had repurchased 213,243 shares at an average price of $1.29 and 83,408 shares at an average price of $1.04, respectively. As of March 31, 2011, we had repurchased a total of 321,551 shares at an average price of $1.19 per share under the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development of our strategic relationships and third party distribution channels; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license business when compared with management’s projections; the anticipated revenue to us from our OEM agreement with Cisco, Inc., or the Cisco OEM agreement; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to manage our expenditures and estimate future expense, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; currency fluctuations; the outcome of litigation; the effects of our stock repurchase program; and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Communications Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain was incorporated in Delaware in September 1997. We are one of the world’s premier providers of multichannel customer service and knowledge management software for in-house or cloud deployment. For more than a decade, hundreds of enterprises have relied on us to transform their traditional call centers and eService operations into multichannel customer interaction hubs. Our solutions are designed to enable improved customer experience, contact center agent productivity, and service process efficiencies.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue:
License	19%	20%	37%	25%
Recurring revenue	58%	61%	47%	54%
Professional services	23%	19%	16%	21%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	1%
Cost of recurring revenue	15%	16%	12%	14%
Cost of professional services	16%	18%	13%	17%

Gross profit	69%	66%	75%	68%
Operating costs and expenses:
Research and development	15%	20%	13%	16%
Sales and marketing	36%	35%	30%	31%
General and administrative	10%	11%	8%	10%

Total operating costs and expenses	61%	66%	51%	57%

Income from operations	8%	0%	24%	11%

Revenue

Total revenue increased 28% to $8.9 million in the quarter ended March 31, 2011 from $6.9 million in the comparable year-ago quarter. New hosting and license transactions increased 98% for the quarter ended March 31, 2011 compared to the comparable year-ago quarter. For the three months ended March 31, 2011, there was one customer that accounted for 18% of total revenue, and there was one customer that accounted for 15% of total revenue, respectively, in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2011 increased 36% to $31.5 million, compared to $23.2 million in the same period last year. New hosting and license transactions increased 67% for the nine months ending March 31, 2011 compared to the same period last year. During the nine months ended March 31, 2011, there were two customers that accounted for 12% and 23% of total revenue and there was one customer that accounted for 16% of total revenue in the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. dollar and the Euro and British pound resulted in a net increase of $106,000 in total revenue for the three months ended March 31, 2011 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the total revenue for the nine months ended March 31, 2011 resulted in a net decrease of $478,000 in total revenue as compared to the same period last year.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased due to the global economic slowdown and the increased volatility of the value of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license transactions in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting transactions, as a percentage of combined new hosting and license transactions was 45% for the quarter ended March 31, 2011, compared to 31% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting and license transactions was 29% for the nine months ended March 31, 2011 compared to 37% for the same period last year. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place. For hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	2010	Change	%	2011	2010	Change	%
License	$1,702	$1,407	$295	21%	$11,739	$5,877	$5,862	100%
Percentage of total revenue	19%	20%			37%	25%

License revenue increased 21% to $1.7 million in the quarter ended March 31, 2011 from $1.4 million in the comparable year-ago quarter. The impact from the foreign currency fluctuations on license revenue was minimal for the quarter ended March 31, 2011. License revenue represented 19% and 20% of total revenue for the quarters ended March 31, 2011 and 2010, respectively.

License revenue increased 100% to $11.7 million for the nine months ended March 31, 2011 from $5.9 million in the same period last year. The increase was primarily due to a large transaction of approximately $7.0 million in the nine months ended March 31, 2011 and there was no transaction of more than $1.0 million in the same period last year. License revenue represented 37% and 25% of total revenue for the nine months ended March 31, 2011 and 2010, respectively. License revenue for the nine months ended March 31, 2011 was negatively impacted by $280,000 due to the strengthening of the U.S. dollar against the Euro in which certain licenses were denominated.

Given the general unpredictability of the length of current sales cycles, the mix between hosting and license business, the uncertainty in the global economy and the recent volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods, but we anticipate total license revenue to increase in fiscal year 2011.

Recurring Revenue

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	2010	Change	%	2011	2010	Change	%
Hosting services	$2,466	$2,053	$413	20%	$6,832	$5,708	$1,124	20%
Maintenance and support services	2,696	2,195	501	23%	8,016	6,816	1,200	18%

Total recurring revenue	$5,162	$4,248	$914	22%	$14,848	$12,524	$2,324	19%
Percentage of total revenue	58%	61%			47%	54%

Recurring revenue includes hosting and software maintenance and support services. Software maintenance and support services consist of technical support and software upgrades and enhancements. Recurring revenue increased 22% to $5.2 million in the quarter ended March 31, 2011 from $4.3 million for the comparable year-ago quarter. Recurring revenue represented 58% and 61% of total revenue for the quarters ended March 31, 2011 and 2010, respectively. Recurring revenue increased 19% to $14.9 million in the nine months ended March 31, 2011 from $12.5 million for the same period last year. Recurring revenue represented 47% and 54% of total revenue for the nine months ended March 31, 2011 and 2010, respectively.

Hosting revenue increased 20% to $2.5 million in the quarter ended March 31, 2011 from the comparable year-ago quarter. The impact from the foreign currency fluctuations on hosting revenue was minimal for the quarter ended March 31 2010. The increase in hosting revenue was primarily due to the increase in new hosting contracts over the last four fiscal quarters that are recognized ratably over the contractual term.

Hosting revenue increased 20% to $6.8 million in the nine months ended March 31, 2011 from the same period last year. Hosting revenue was negatively impacted by $65,000 due to the exchange rate changes between the British pound and the U.S. dollar. The increase in hosting revenue was primarily due to the increased size of new hosting contracts with larger enterprises. Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase or remain relatively constant based upon the current renewal rates for existing hosted customers, the new hosting agreements entered into in recent quarters that we expect to start generating hosting revenue in future quarters and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support services revenue increased 23% to $2.7 million in the quarter ended March 31, 2011 from $2.2 million in the comparable year-ago quarter. Maintenance and support services revenue was positively impacted by $39,000 due to the strengthening of the British pound against the U.S. dollar. The increase in maintenance and support service revenue was primarily due to the increased license revenue over the last few quarters.

Maintenance and support services revenue increased 18% to $8.0 million in the nine months ended March 31, 2011 from $6.8 million from the comparable year-ago quarter. Maintenance and support services revenue was negatively impacted by $102,000 due to the exchange rate changes between the British pound and the U.S. dollar. The increase in maintenance and support services revenue was primarily due to the increased license revenue. Excluding the impact from any future foreign currency fluctuations, we expect maintenance and support services revenue to increase in future periods based upon the current renewal rates for existing maintenance and support service customers and the projected levels of new license sales which we expect will result in additional maintenance and support revenue in future periods.

Excluding the impact from any future foreign currency fluctuations, we expect recurring revenue to increase in future periods.

Professional Services Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Professional services	$2,051	$1,288	$763	59%	$4,890	$4,829	$61	1%
Percentage of total revenue	23%	19%			16%	21%

Professional services revenue increased 59% to $2.1 million in the quarter ended March 31, 2011 from $1.3 million in the comparable year-ago quarter. Professional services revenue was positively impacted by $30,000 due to the strengthening of the British pound against the U.S. dollar. The increase for the three months was primarily due to the increase in billable utilization and the timing of revenue recognition for projects being delivered. Professional services revenue represented 23% and 19% of total revenue for the quarters ended March 31, 2011 and 2010, respectively.

Professional services revenue increased 1% to $4.9 million in the nine months ended March 31, 2011 from $4.8 million in the same period last year. The impact from the foreign currency fluctuations on professional service revenue was minimal for the nine months ended March 31, 2011. Professional services revenue represented 16% and 21% of total revenue for the nine months ended March 30, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to remain relatively constant in future periods.

Cost of revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of revenue	$2,785	$2,330	$455	20%	$8,035	$7,394	$641	9%
Percentage of total revenue	31%	34%			25%	32%
Gross margin	69%	66%			75%	68%

Total cost of revenue increased 20% to $2.8 million in the quarter ended March 31, 2011 from $2.3 million in the comparable year-ago quarter. Total cost of revenue represented 31% and 34% of total revenue in the quarter ended March 31, 2011 and 2010, respectively. The increase for the three months ended March 31, 2011 was primarily due to an increase of $429,000 in personnel and personnel-related expenses from the increase headcount and Company-wide compensation increases and an increase in international subsidiaries’ expenses of approximately $29,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. Gross margin for the quarter ended March 31, 2011 was 69% compared to 66% in the comparable year-ago quarter. The increase in gross margin was primarily due to the increase in the gross profit of the recurring and professional services revenue.

Total cost of revenue increased 9% to $8.0 million in the nine months ended March 31, 2011 from $7.4 million in the same period last year. Total cost of revenue represented 25% and 32% of total revenue for the nine months ended March 31, 2011 and 2010, respectively. The increase was primarily due to (i) an increase of $836,000 in personnel and personnel-related expenses, (ii) an increase of $66,000 in outside consulting expense, and was partially offset by (i) a decrease of $161,000 in the third-party software royalties and support, (ii) a decrease in international subsidiaries’ expenses of approximately $56,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, the British pound and the India rupee and (iii) a decrease of $39,000 in hosting related costs. Gross margin for the nine months ended March 31, 2011 was 75% compared to 68% in the same period last year. The increase in gross margin was primarily due to the increase in the gross profit of license and recurring revenue.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of license

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of license	$14	$1	$13	1300%	$36	$152	$(116)	(76)%
Percentage of total revenue	0%	0%			0%	3%
Gross margin	100%	100%			100%	97%

Cost of license is the cost for third-party software embedded in our products. Total cost of license increased by $13,000 in the quarter ended March 31, 2011 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% in the quarter ended March 31, 2011 as compared to approximately 0%, a gross margin of approximately 100% in the comparable year-ago quarter.

Total cost of license decreased by $116,000 for the nine months ended March 31, 2011 from the same period last year. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% for the nine months ended March 31, 2011 as compared to approximately 3%, a gross margin of approximately 97% in the same period last year.

We anticipate cost of license to remain relatively constant as a percentage of total license revenue in future periods.

Cost of recurring revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of recurring revenue	$1,359	$1,104	$255	23%	$3,879	$3,385	$494	15%
Percentage of recurring revenue	26%	26%			26%	27%
Gross margin	74%	74%			74%	73%

Cost of recurring revenue includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring revenue increased 23% to $1.4 million in the quarter ended March 31, 2011 from $1.1 million for the comparable year-ago quarter. The increase was primarily due to an increase of $222,000 in personnel and personnel-related expenses and an increase of $24,000 in outside consulting services. The gross margin for the quarter ending March 31, 2011 was 74%, unchanged from the comparable year-ago quarter.

Total cost of recurring revenue increased 15% to $3.9 million in the nine months ended March 31, 2011 from the same period last year. The increase was primarily due to (i) an increase of $564,000 in personnel and personnel-related expenses from the increased headcount and (ii) an increase of $30,000 in outside consulting services, and was partially offset by (i) a decrease in international subsidiaries’ expenses of approximately $25,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee and (ii) a decrease of $21,000 in hosting related expense. The gross margin for the nine months ended March 31, 2011 was 74% compared to a gross margin of 73% in the comparable year-ago quarter.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to remain relatively constant or increase slightly in future periods.

Cost of professional services

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of professional services	$1,412	$1,225	$187	15%	$4,120	$3,857	$263	7%
Percentage of professional service revenue	69%	95%			84%	80%
Gross margin	31%	5%			16%	20%

Cost of professional services includes personnel costs for consulting services. Total cost of professional services for the three months ended March 31, 2011 increased 15% to $1.4 million, compared to $1.3 million for the comparable year-ago quarter. The increase for the three months ended March 31, 2011 was primarily due to an increase of $178,000 in personnel and personnel-related expenses from the increase headcount and Company-wide compensation increases and an increase in international subsidiaries’ expenses of approximately $13,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. The gross margin for the quarter ended March 31, 2011 was 31% compared to a gross margin of 5% in the comparable year-ago quarter. The increase in the gross margin was primarily due to improved utilization compared to the same quarter a year-ago.

Total cost of professional services for the nine months ended March 31, 2011 increased 7% to $4.1 million, compared to $3.9 million in the same period last year. The increase was primarily due to (i) an increase of $263,000 in personnel and personnel-related expense from the increase headcount and Company-wide compensation increases, (ii) an increase of $35,000 in outside consulting services and was partially offset by a decrease in international subsidiaries’ expenses of approximately $32,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee. The gross margin for the nine months ended March 31, 2011 was 16% compared to a gross margin of 20% in the comparable year-ago quarter.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in future periods.

Research and development

	Three Months Ended March 31,					Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%		2011	2010	Change	%
Research and development	$1,308	$1,402	$(94)	(7	) %	$4,065	$3,857	$208	5%
Percentage of total revenue	15%	20%				13%	16%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs decreased 7% to $1.3 million in the quarter ended March 31, 2011 from $1.4 million the comparable year-ago quarter. The decrease was primarily due to a decrease of $115,000 in outside consulting services and was partially offset by an increase of $38,000 in personnel and personnel-related expenses. Total research and development expense as a percentage of total revenue was 15% and 20% for the quarters ended March 31, 2011 and 2010, respectively.

Research and development costs increased 5% to $4.1 million for the nine months ended March 31, 2011 from $3.9 million in the same period last year. The increase was primarily due to (i) an increase of $330,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) an increase in our international subsidiaries’ expenses of approximately $29,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee and was partially offset by the decrease of $155,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 13% and 16% for the nine months ended March 31, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to increase slightly in absolute dollars in future periods.

Sales and marketing

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Sales	$2,528	$1,986	$542	27%	$7,738	$5,956	$1,782	30%
Marketing	637	475	162	34%	1,857	1,289	568	44%

Total sales and marketing	$3,165	$2,461	$704	29%	$9,595	$7,245	$2,350	32%
Percentage of total revenue	36%	35%			30%	31%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 29% to $3.2 million in the quarter ended March 31, 2011 from $2.5 million in the comparable year-ago quarter. Total sales and marketing expense as a percentage of total revenue was 36% in the quarter ended March 31, 2011 compared to 35% in the comparable year-ago quarter. Sales and marketing expense increased 32% to $9.6 million for the nine months ended March 31, 2011 from $7.2 million in the same period last year. Total sales and marketing expenses as a percentage of total revenue were 30% and 31% for the nine months ended March 31, 2011 and 2010, respectively.

Total sales expense in the quarter ended March 31, 2011 increased 27% to $2.5 million from $2.0 million in the comparable year-ago quarter. The increase for the quarter was primarily due to an increase of $650,000 in personnel and personnel-related expense related to the increased headcount and compensation increases in our worldwide sales force and was partially offset by a decrease of $135,000 in outside consulting services.

Total sales expense for the nine months ended March 31, 2011 increased 30% to $7.7 million from $6.0 million in the same period last year. The increase for the nine months was primarily due to (i) an increase of $1.4 million in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) an increase of $617,000 in sales commission expense, and was partially offset by (i) a decrease in our international subsidiaries’ expenses of approximately $138,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and (ii) a decrease of $68,000 in outside consulting services.

Total marketing expense increased 34% to $637,000 in the quarter ended March 31, 2011 from $475,000 in the comparable year-ago quarter. The increase for the quarter was primarily due to an increase of $124,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases and an increase of $21,000 in marketing program expense.

Total marketing expense for the nine months ended March 31, 2011 increased 44% to $1.9 million from $1.3 million in the same period last year. The increase for the nine months was primarily due to an increase of $313,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases and an increase of $209,000 in marketing program expense.

Excluding the impact from any future foreign currency fluctuations and the change in sales commission, we anticipate sales and marketing expense to increase in future periods based upon our planned expansion of our worldwide sales team and planned investment in marketing and partner development.

General and administrative

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
General and administrative	$900	$755	$145	19%	$2,490	$2,272	$218	10%
Percentage of total revenue	10%	11%			8%	10%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 19% to $900,000 in the quarter ended March 31, 2011 from $755,000 in the comparable year-ago quarter. The increase was primarily due to (i) an increase of $97,000 in legal expense, (ii) an increase of $81,000 in personnel and personnel-related expense from the Company-wide compensation increases, (iii) an increase of $52,000 in outside consulting expense, and was partially offset by a decrease of $95,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 10% and 11% for the quarters ended March 31, 2011 and 2010, respectively.

Total general and administrative expense for the nine months ended March 31, 2011 increased 10% to $2.5 million from $2.3 million in the same period last year. The increase was primarily due to (i) an increase of $272,000 in personnel and personnel-related expense from the Company-wide compensation increases, (ii) an increase of $122,000 in legal expense, and was partially offset by (i) a decrease of $101,000 in bad debt expense and (ii) a net decrease of $67,000 in auditing and outside consulting services expenses. Total general and administrative expense as a percentage of total revenue was 8% and 10% for the nine months ended March 31, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expense to increase in future periods.

Stock-based compensation

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of professional services and recurring revenue	$8	$8	$—	0%	$22	$27	$(5)	(19)%
Research and development	12	20	(8)	(40)%	41	60	(19)	(32)%
Sales and marketing	11	11	—	0%	32	39	(7)	(18)%
General and administrative	23	20	3	15%	63	65	(2)	(3)%

Total Stock-Based Compensation	$54	$59	$(5)	(8)%	$158	$191	$(33)	(17)%

Percentage of total revenue	1%	1%			1%	1%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The changes for the three and nine months ended March 31, 2011, as compared to same periods last year, were minimal.

Income / (loss) from operations

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Income / (loss) from operations	$757	$(5)	$762	NM	$7,292	$2,462	$4,831	196%
Operating margin	8%	0%			23%	11%

NM – Not Meaningful

Income from operations was $757,000 in the quarter ended March 31, 2011 compared to an operating loss of $5,000 in the comparable year-ago quarter. We recorded an 8% operating margin in the quarter ended March 31, 2011, compared to a 0% operating margin in the comparable year-ago quarter. The change in the quarter ended March 31, 2011 was primarily due to an increase in revenue by $2.0 million net of the negative impact of approximately $106,000 from the exchange rate changes between the British pound and the U.S. dollar, and was partially offset by an increase in total cost and operating expense of $1.2 million. The increase in total cost and operating expense primarily consisted of (i) an increase of $1.3 million in personnel and personnel-related expense, (ii) an increase of $110,000 in legal and other expense, (iii) an increase of approximately $64,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee, and was partially offset by (i) a decrease of $117,000 in outside consulting services and (ii) a decrease of $64,000 in bad debt expense.

Income from operations was $7.3 million for the nine months ended March 31, 2011 compared to an operating income of $2.5 million in the same period last year. We recorded a 23% operating margin in the nine months ended March 31, 2011 compared to an 11% operating margin in the same period last year. The increase of operating income in the nine months ended March 31, 2011 was primarily due to an increase in revenue by $8.3 million net of the negative impact of approximately $478,000 from the strengthening of the U.S. dollar against the Euro and British pound and was partially offset by an increase in total costs and operating expenses of $3.4 million. The increase in total costs and operating expenses primarily consisted of (i) an increase in personnel-related expense of $3.7 million which included an increase of $617,000 in sales commission expense, (ii) an increase of $209,000 in marketing expense, (iii) an increase of $157,000 in legal and other expenses, and was partially offset by (i) a decrease of $220,000 in auditing and outside consulting expenses, (ii) a decrease of $161,000 in cost of license, (iii) a decrease of approximately $160,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and India rupee, and (iv) a decrease of $101,000 in bad debt expense.

Interest Expense, Net

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Interest expense	$(290)	$(286)	$(4)	1%	$(853)	$(846)	$(7)	1%
Interest income	20	4	16	400%	21	9	12	133%

Interest expense, net	$(270)	$(282)	$12	(4)%	$(832)	$(837)	$5	(1)%

Interest expense increased to $290,000 in the quarter ended March 31, 2011 from $286,000 in the comparable year-ago quarter. Interest expense increased to $853,000 in the nine months ended March 31, 2011 from $846,000 in the same period last year. The increase for the three and nine months was primarily due to the increase in the related party note balances.

Interest income increased to $20,000 in the quarter ended March 31, 2011 from $4,000 in the comparable year-ago quarter. Interest income increased to $21,000 in the nine months ended March 31, 2011 from $9,000 in the same period last year. The increase for the three and nine months was primarily due to increased cash balances available to invest (see note. 13).

Other Income and Expense

We recorded other income of $112,000 for the quarter ended March 31, 2011 compared to other expense of $5,000 for the comparable year-ago quarter. Other income for the nine months ended March 31, 2011 was $83,000 compared to other income of $25,000 in the same period last year. Other income for the three and nine months ended March 31, 2011 was primarily due to the exchange rate gain on foreign accounts receivable and a gain relating to the revaluation of the bank warrants that included a put option (see note. 8). Other income for the nine months ended March 31, 2010 primarily included the exchange gain on foreign accounts receivable and a loss relating to the revaluation of the bank warrants.

Income Tax Provision

We recorded an income tax expense of $32,000 for the quarter ended March 31, 2011 compared to an income tax expense of $26,000 for the comparable year-ago quarter. Income tax expense for the nine months ended March 31, 2011 was $116,000 compared to the income tax expense of $120,000 in the same period last year. The income tax expense recorded for the three and nine months ended March 31, 2011 was primarily related to our foreign subsidiaries. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

Liquidity and Capital Resources

Overview

As of March 31, 2011 our cash and cash equivalents were $13.3 million and negative working capital of $1.7 million compared to cash and cash equivalents of $5.7 million and negative working capital of $1.1 million as of June 30, 2010. As of March 31, 2011, our deferred revenue was $6.6 million compared to $5.1 million on June 30, 2010.

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

If adequate funds are not available on acceptable terms, fund any potential expansion, our ability to take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new hosting and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

On June 27, 2008, we entered into a Loan and Security Agreement, or the Bridge Bank Credit Facility, with Bridge Bank, N. A., or Bridge Bank, as may be amended from time to time. The revolving line of credit expired on December 22, 2010. As of March 31, 2011 there was no outstanding balance under the revolving credit line.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with certain lenders who are parties to the Agreement. Under the Agreement we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes held by the lenders equal to $6.5 million into shares of our common stock, and (ii) extended to March 31, 2012 the maturity date of the remaining outstanding indebtedness and the period for which interest shall accrue. In consideration for this loan extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. As of March 31, 2011, the principal and interest due on the loans was $9.6 million, and warrants to purchase 307,022 shares of common stock issued was vested and outstanding. The outstanding balance of $9.6 million at March 31, 2011 was recorded as part of current liabilities with maturity in twelve months.

Please refer to Note 7 to the accompanying condensed consolidated financial statements for a further discussion of our related party notes.

Cash Flows

Net cash provided by operating activities was $7.4 million for the nine months ended March 31, 2011 compared to net cash provided by operating activities of $4.1 million from the same period last year. Net cash provided by operating activities for the nine months ended March 31, 2011 consisted primarily of a net income of $6.4 million, plus non-cash expense related to accrued interest and amortization of discount on related party notes of $846,000, depreciation of $441,000, stock-based compensation of $158,000, offset by a decrease in allowance of doubtful account of $167,000, and the net change in operating assets and liabilities.

Net cash provided by operating activities was $4.1 million for the nine months ended March 31, 2010. Net cash provided by operating activities for the nine months ended March 31, 2010 consisted primarily of a net income of $1.5 million, plus non-cash expense related to accrued interest and amortization of discount on related party notes of $762,000, depreciation of $475,000, stock-based compensation of $191,000, offset by a decrease in allowance of doubtful account of $38,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended March 31, 2011 primarily consisted of an increase in accounts receivable by $2.3 million and the decreases in accounts payable of $326,000 and accrued liabilities of $445,000. This was partially offset by the increases of $2.6 million in deferred revenue and $171,000 in long term liabilities. The increase in deferred revenue was primarily related to the deferred support from the large license transaction entered into in the first fiscal quarter and the support renewals.

The net change in operating assets and liabilities for the nine months ended March 31, 2010 primarily consisted of the decrease in accounts receivable by $1.4 million and the decreases in accrued compensation by $952,000, accrued liabilities by $251,000 and accounts payable by $173,000. This was partially offset by the increases of $1.0 million in deferred revenue. The decrease in accrued compensation was primarily due to the decrease in sales commission. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the partial payment of audit fees. The increase in deferred revenue was primarily due to the increase in deferred maintenance and support payments received as a large number of our customers have annual maintenance and support renewals that came due in the last two quarters of the period.

Net cash used in investing activities was $1.2 million for the nine months ended March 31, 2011. Cash used in investing activities for the nine months ended March 31, 2011 included purchases of short term and long term investments of $636,000 and $576,000 for the purchase of equipment and software to support the increase in our hosting business and for new employees.

Net cash used in investing activities was $445,000 for the nine months ended March 31, 2010. Cash used in investing activities for the nine months ended March 31, 2010 was primarily due to the purchase of equipment and software to support the increase in our hosting business and for new employees.

Net cash provided by financing activities was $1.4 million for the nine months ended March 31, 2011. Net cash provided by financing activities for the nine months ended March 31, 2011 primarily included proceeds from exercise of stock options of $738,000, proceeds from exercise of warrants of $1.2 million, payment of $276,000 on the repurchase of our stock, $122,000 payment on capital leases and $94,000 payment of existing bank borrowings.

Net cash used in financing activities was $3.3 million for the nine months ended March 31, 2010. Net cash used in financing activities for the nine months ended March 31, 2010 primarily included a repayment of $3.1 million of existing bank borrowings, $131,000 payment on capital leases and $86,000 on the repurchase of our stock.

Commitments

There was no significant change to our contractual obligations since June 30, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There was no significant change since June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at March 31, 2011 totaled approximately $5.9 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro, British pound and the India rupee. During the three and nine months ended March 31, 2011, there was no significant fluctuation in foreign currency exchange rates between the U.S. dollar and the Euro and the British pound and the India Rupee. If the U.S. dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified 483 F.3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals is set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. On December 8, 2010, plaintiffs moved to dismiss the appeals. On March 2, 2011, one of the two appellants, appearing pro se, filed a stipulated dismissal of his appeal with prejudice. If the settlement and final judgment were to be overturned on appeal and litigation were to proceed, we believe that we have meritorious defenses to plaintiffs’ claims and intend to defend the action vigorously. We have not accrued any liability in connection with this matter as we do not expect the outcome of this litigation to have a material impact on our financial condition.

We are also subject to other routine legal proceedings, as well as demands, claims, and threatened litigation that arise in the normal course of our business potentially including assertions that we may be infringing patents or other intellectual property rights of others. We accrue for legal contingencies if we can estimate the potential liability and if we believe it is more likely than not that the case will be ruled against us. If a legal claim for which we did not accrue is resolved against us, we would record the expense in the period in which the ruling was made. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operation results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

The following table provides information on such purchases during the third fiscal quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 01- January 31, 2011	7,914	$1.38	7,914	678,449
February 01- February 28, 2011	—	$—	—	678,449
March 01- March 31, 2011	—	$—	—	678,449

Total	7,914	$1.38	7,914	678,449

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
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