Form 10-Q
period 2011-09-30
EGAIN COMMUNICATIONS CORP
filed 2011-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35314

eGAIN COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1252 Borregas Avenue, Sunnyvale, CA

(Address of principal executive offices)

94089

(Zip Code)

(408) 636-4500

(Registrant’s telephone number, including area code)

345 E. Middlefield, Mountain View, CA 94043

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common Stock $0.001 par value	24,340,353

eGAIN COMMUNICATIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,406	$12,424
Short term investments	—	633
Current portion of restricted cash	37	39
Accounts receivable, net	4,674	8,197
Prepaid and other current assets	663	553

Total current assets	20,780	21,846
Property and equipment, net	1,344	1,015
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	—
Other assets	456	483

Total assets	$28,460	$28,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,318	$924
Accrued compensation	1,958	3,279
Accrued liabilities	1,515	1,911
Current portion of deferred revenue	6,507	5,215
Current portion of capital lease obligation	—	28
Current portion of related party notes payable	5,131	4,975
Current portion of bank borrowings	1,667	1,667

Total current liabilities	18,096	17,999
Deferred revenue, net of current portion	489	609
Bank borrowings, net of current portion	2,917	3,333
Other long term liabilities	256	271

Total liabilities	21,758	22,212

Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity :
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 24,340 shares as of September 30, 2011 and 24,062 shares as of June 30, 2011	24	24
Additional paid-in capital	325,731	325,569
Notes receivable from stockholders	(82)	(82)
Accumulated other comprehensive loss	(846)	(800)
Accumulated deficit	(318,125)	(318,699)

Total stockholders’ equity	6,702	6,012

Total liabilities and stockholders’ equity	$28,460	$28,224

See accompanying notes

to condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenue:
License	$2,886	$7,360
Recurring revenue	5,781	4,450
Professional services	1,717	1,276

Total revenue	10,384	13,086
Cost of license	(10)	14
Cost of recurring revenue	1,266	1,233
Cost of professional services	1,549	1,227

Gross profit	7,579	10,612

Operating expenses:
Research and development	1,430	1,414
Sales and marketing	4,046	3,514
General and administrative	1,113	804

Total operating expenses	6,589	5,732

Income from operations	990	4,880
Interest expense, net	(175)	(276)
Other income / (expense), net	(210)	281

Income before income taxes	605	4,885
Income tax provision	(31)	(39)

Net income	$574	$4,846

Per share information:
Basic net income per common share	$0.02	$0.22

Diluted net income per common share	$0.02	$0.22

Weighted average shares used in computing basic net income per common share	24,141	22,124

Weighted average shares used in computing diluted net income per common share	25,977	22,392

See accompanying notes

to condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$574	$4,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	161	145
Stock-based compensation	130	54
Provisions for doubtful accounts	(35)	18
Accrued interest and amortization of discount on related party notes payable	156	274
Changes in operating assets and liabilities:
Accounts receivable	3,926	(6,812)
Prepaid expenses and other assets	(110)	(4)
Accounts payable	411	(11)
Accrued compensation	(1,290)	683
Accrued liabilities	(351)	(504)
Deferred revenue	781	535
Other long term liabilities	(6)	176

Net cash provided by (used in) operating activities	4,347	(600)

Cash flows from investing activities:
Purchases of property and equipment	(511)	(229)
Proceeds from sale of short-term investments	605	—

Net cash provided by (used in) investing activities	94	(229)

Cash flows from financing activities:
Payments on bank borrowings	(416)	(31)
Payments on capital lease obligations	(28)	(45)
Increase in restricted cash	(1,000)	—
Payments to repurchase stock	—	(7)
Proceeds from exercise of stock options	30	—

Net cash used in financing activities	(1,414)	(83)

Effect of change in exchange rates on cash and cash equivalents	(45)	(3)

Net increase (decrease) in cash and cash equivalents	2,982	(915)
Cash and cash equivalents at beginning of period	12,424	5,733

Cash and cash equivalents at end of period	$15,406	$4,818

Supplemental cash flow disclosures:
Cash paid for interest	$36	$3
Cash paid for taxes	$31	$43

See accompanying notes

to condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

eGain Communications Corporation is one of the premier providers of cloud and on-premise customer interaction software for sales and service. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, and India.

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2011 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012. We have evaluated whether there were material subsequent events requiring recognition or disclosure, and there were none.

Note 2. Software Revenue Recognition

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue includes hosting and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting, implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 1% for both quarters ended September 30, 2011 and 2010. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, or VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer hosting relationship, once hosting has gone live or system ready. We currently estimate the life of the customer hosting relationship to be approximately 26 months, based on the average life of all hosting customer relationships.

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

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and- materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

For hosting arrangements, consulting and implementation services that do not qualify for separate accounting, we recognized the services revenue ratably over the estimated life of the customer hosting relationship.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided or, in the case of hosting, when the customer also has access to the hosting services.

Note 3. Stock-Based Compensation

The stock-based compensation expense in our condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010 was $130,000 and $54,000, respectively.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended September 30,
	2011	2010
Cost of professional services	$18	$7
Research and development	23	15
Sales and marketing	43	11
General and administrative	46	21

Total stock-based compensation expense	$130	$54

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8. Options to purchase 203,300 and 23,400 shares of common stock were granted during the three months ended September 30, 2011 and 2010, with a weighted-average fair value of $2.41 and $0.49, respectively, using the following assumptions:

	Three Months Ended September 30,
	2011	2010
Dividend yield	—	—
Expected volatility	85%	80%
Average risk-free interest rate	1.15%	1.55%
Expected life (in years)	4.50	4.50

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

We develop the estimate of the expected life based on the historical exercise behavior, and cancellations of all past option grants made by the company during the time period which its equity shares have been publicly traded, the contractual term of the option, the vesting period and the expected remaining term of the outstanding options.

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2011 was $660,000, which is expected to be recognized over the weighted average period of 1.39 years. There were 40,161 options exercised for the three months ended September 30, 2011 and no options exercised for three months ended September 30, 2010.

Note 4. Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares outstanding is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended September 30,
	2011	2010
Net income applicable to common stockholders	$574	$4,846

Basic net income per common share	$0.02	$0.22

Weighted-average common shares used in computing basic net income per common share	24,141	22,124
Effect of dilutive options and warrants	1,836	268

Weighted-average common shares used in computing diluted net income per common share	25,977	22,392

Diluted net income per common share	$0.02	$0.22

Weighted average shares of stock options and warrants to purchase 265,698 and 3,513,258 shares of common stock for the three months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted net income per common share due to their effect being anti-dilutive.

Note 5. Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income was $528,000 for the quarter ended September 30, 2011 as compared to a comprehensive income of $4.9 million for the comparable year-ago quarter. Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets at September 30, 2011 and June 30, 2010 consist solely of accumulated foreign currency translation adjustments.

The table below summarizes the comprehensive income (unaudited, in thousands):

	Three Months Ended September 30,
	2011	2010
Net income	$574	$4,846
Foreign currency translation adjustments	(46)	12

Comprehensive income	$528	$4,858

Note 6. Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the three months ended September 30, 2011 and 2010 is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2011	2010
Total Revenue:
North America	$6,581	$3,289
EMEA	3,770	9,774
Asia Pacific	33	23

	$10,384	$13,086

Operating Income:
North America	$1,204	$(565)
EMEA	726	6,257
Asia Pacific*	(940)	(812)

	$990	$4,880

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30, 2011	June 30, 2011
North America	$14,916	$15,854
EMEA	7,402	5,800
Asia Pacific	1,262	1,690

	$23,580	$23,344

The following table provides the revenue for the three months ended September 30, 2011 and 2010, respectively, (unaudited, in thousands):

	Three Months Ended September 30,
	2011	2010
Revenue :
License	$2,886	$7,360
Hosting services	2,623	1,906
Maintenance and support services	3,158	2,544
Professional services	1,717	1,276

	$10,384	$13,086

For the three months ended September 30, 2011 and 2010, there was one customer that accounted for 18% and 55% of total revenue, respectively.

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

On October 31, 2003, we entered into an amendment to the 2002 Agreement with Mr. Roy, pursuant to which he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2003 Note, and received additional warrants to purchase up to 128,766 shares of our common stock at an exercise price of $3.88 per share. These warrants expired in October 2008. In connection with this additional loan, we recorded $1.8 million in related party note payable and $195,000 of discount on the note related to the relative value of the warrants issued in the transaction that was amortized to interest expense over the five year life of the note. These notes were amended and reinstated on June 29, 2007 and on September 24, 2008.

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

On June 30, 2011, and pursuant to the Agreement we paid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. and on September 7, 2011 they exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock. In addition we made a partial payment to Mr. Roy for $2.9 million including accrued interest against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. As of September 30, 2011 and June 30, 2011, the principal, net of discount, and interest due on the loans was $5.1 million and $5.0 million, respectively. The interest expense on related party notes was $156,000 and $274,000 for three months ended September 30, 2011, and 2010, respectively.

Note 8. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit has a maturity date of June 27, 2012 and bears interest at a rate of prime plus 0.75% per annum. As of September 30, 2011 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest. As of September 30, 2011 the amount outstanding under the Comerica Term Loan was $4.6 million with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of September 30, 2011 we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also requires Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011.

The following table summarizes debt maturities for the next five years and thereafter on an aggregate basis at September 30, 2011:

Bank Borrowings
2012	$1,250
2013	1,667
2014	1,667
2015	—
2016	—
Thereafter	—

Total Bank Borrowings	$4,584

Note 9. Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets except the deferred tax assets related to India as we believe it is more likely than not that those assets will be realized. Our provision consists of foreign and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2011 and the three months ended September 30, 2011.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2011 and June 30, 2011. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 11. New Accounting Pronouncements

In September 2011, Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU 2011-08, Testing Goodwill for Impairment. This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (our fiscal year 2013); early adoption is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

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

In March 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, on fair value measurement and disclosures which amends existing fair value measurements and disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012); early adoption is permitted. We have made additional disclosures in footnote 13, as applicable for Level 1. We do not have any Level 3 asset and liabilities.

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

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer has subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. We have filed our answer to LaQuinta Corporation third party claim and this matter is on-going.

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Note 13. Fair Value Measurement

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of September 30, 2011		As of June 30, 2011
	Level 1	Total Balance	Level 1	Total Balance
Assets
Money market funds	$8,002	$8,002	$9,543	$9,543
Time deposits	—	—	633	633

Total Assets	$8,002	$8,002	$10,176	$10,176

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of September 30, 2011 and June 30, 2011, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 14. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended September 30, 2011 there were no shares repurchased and we retired 13,190 of previously repurchased shares. For the three months ended September 30, 2010, we had repurchased and retired 114,136 shares at an average price of $0.99. As of September 30, 2011, we had repurchased a total of 321,551 shares at an average price of $1.19 per share under the share repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our failure to compete successfully in the markets in which we do business; the adequacy of our capital resources and need for additional financing; continued lengthy and delayed sales cycles; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license transactions when compared with management’s projections; the ability to continue increasing investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; our ability to manage future growth; the trading price of our common stock; and geographical and currency fluctuations and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Communications Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Communications Corporation is one of the premier providers of cloud and on-premise customer interaction software for sales and service. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, and India.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 27, 2011 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2011 except for recently adopted accounting guidance as discussed in Note 11, “New Accounting Pronouncements” to our unaudited condensed consolidated financial statements.

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2011, which we filed with the Securities and Exchange Commission on September 27, 2011.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Revenue:
License	28%	56%
Recurring revenue	56%	34%
Professional services	16%	10%

Total revenue	100%	100%
Cost of license	0%	0%
Cost of recurring revenue	12%	10%
Cost of professional services	15%	9%

Gross margin	73%	81%

Operating expenses:
Research and development	14%	11%
Sales and marketing	39%	27%
General and administrative	11%	6%

Total operating expenses	64%	44%

Income from operations	9%	37%

Revenue

Total revenue decreased 21% to $10.4 million in the quarter ended September 30, 2011 from $13.1 million in the comparable year-ago quarter. The year-over-year decrease in revenue is attributable to a large one-time license fee received in the quarter ended September 30, 2010 that represented our largest license agreement to date. For the three months ended September 30, 2011, there was one customer that accounted for 18% of total revenue, and there was one customer that accounted for 55% of total revenue, in the comparable year-ago quarter. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $118,000 in total revenue for the three months ended September 30, 2011 as compared to the comparable year-ago quarter.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. Also, because we offer a hybrid delivery model, the mix of new hosting and license transactions in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see that the mix of license and hosting business fluctuate from quarter to quarter. The value of hosting transactions, as a percentage of combined new hosting business and new license and support business excluding the Cisco OEM agreement was 49% for the quarter ended September 30, 2011, compared to 12% for the comparable year-ago quarter. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended September 30,
	2011	2010	Change	%
License	$2,886	$7,360	$(4,474)	(61)%
Percentage of total revenue	28%	56%

License revenue decreased 61% to $2.9 million in the quarter ended September 30, 2011 from $7.4 million in the comparable year-ago quarter. The license revenue in the quarter included two major license transactions totaling approximately $2.2 million compared to a large transaction of approximately $7.0 million in the comparable year-ago quarter. The impact from the foreign currency fluctuations on license revenue was minimal for the quarter ended September 30, 2011. License revenue represented 28% and 56% of total revenue for the quarters ended September 30, 2011 and 2010, respectively.

Given the general unpredictability of the length of current sales cycles, the mix between recurring and license business, the uncertainty in the global economy and the recent volatility of the value of the British Pound and Euro in relation to the U.S. Dollar, license revenue may increase or decrease in future periods, but we anticipate total license revenue to increase in fiscal year 2012.

Recurring Revenue

(in thousands)	Three Months Ended September 30,
	2011	2010	Change	%
Hosting	$2,623	$1,906	$717	38%
Maintenance and support	3,158	2,544	614	24%

Total recurring revenue	$5,781	$4,450	$1,331	30%
Percentage of total revenue	56%	34%

Recurring revenue includes hosting and software maintenance and support revenue. Software maintenance and support revenue consists of technical support and software upgrades and enhancements. Recurring revenue increased 30% to $5.8 million in the quarter ended September 30, 2011 from $4.5 million for the comparable year-ago quarter. Recurring revenue represented 56% and 34% of total revenue for the quarters ended September 30, 2011 and 2010, respectively.

Hosting revenue increased 38% to $2.6 million in the quarter ended September 30, 2011 from the comparable year-ago quarter. The positive impact from the foreign currency fluctuations on hosting revenue was $38,000 for the quarter ended September 30 2011. The increase in hosting revenue was primarily due to the expansion within our current customer base and new hosting contracts totaling approximately $3.4 million that were entered into in fiscal year 2011 and are recognized ratably over the contractual term.

Maintenance and support revenue increased 24% to $3.2 million in the quarter ended September 30, 2011 from $2.5 million in the comparable year-ago quarter. Maintenance and support revenue was positively impacted by $66,000 due to the strengthening of the British Pound against the U.S. Dollar for the quarter ended September 30 2011. The increase in maintenance and support revenue was primarily due to the maintenance and support associated with new license contracts totaling approximately $16.2 million that were entered into in fiscal year 2011.

Excluding the impact from any future foreign currency fluctuations, we expect recurring revenue to increase or remain relatively constant in future periods.

Professional Services Revenue

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Professional services	$1,717	$1,276	$441	35%
Percentage of total revenue	16%	10%

Professional services revenue increased 35% to $1.7 million in the quarter ended September 30, 2011 from $1.3 million in the comparable year-ago quarter. The increase for the three months was primarily due to the increase in billable utilization and the timing of the completion of projects being delivered. The impact from the foreign currency fluctuations on professional services revenue was minimal for the quarter ended September 30, 2011. Professional services revenue represented 16% and 10% of total revenue for the quarters ended September 30, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase in future periods.

Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Cost of revenue	$2,805	$2,474	$331	13%
Percentage of total revenue	27%	19%
Gross margin	73%	81%

Total cost of revenue increased 13% to $2.8 million in the quarter ended September 30, 2011 from $2.5 million in the comparable year-ago quarter. Total cost of revenue represented 27% and 19% of total revenue in the quarter ended September 30, 2011 and 2010, respectively. The increase was primarily due to (i) an increase of $310,000 in personnel and personnel-related expenses; (ii) $45,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $4,000 in outside consulting; offset by (iv) $28,000 recurring related expenses. Gross margin for the quarter ended September 30, 2011 was 73% compared to 81% in the comparable year-ago quarter. The decrease in gross margin was primarily due to the decrease in the gross profit of the license revenue resulting from the decrease in the license revenue.

In order to better understand the changes within our cost of revenue and resulting gross profit, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Cost of license	$(10)	$14	$(24)	(171)%
Percentage of license revenue	0%	0%
Gross margin	100%	100%

Cost of license is the cost for third-party software embedded in our products. Total cost of license decreased by $24,000 in the quarter ended September 30, 2011 from the comparable year-ago quarter. Total cost of license as a percentage of total license revenue was approximately 0%, a gross margin of approximately 100% in the quarter ended September 30, 2011 as compared to approximately 0%, a gross margin of approximately 100% in the comparable year-ago quarter.

We anticipate cost of license to remain relatively constant as a percentage of total license revenue in future periods.

Cost of Recurring Revenue

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Cost of recurring revenue	$1,266	$1,233	$33	3%
Percentage of recurring revenue	22%	28%
Gross margin	78%	72%

Cost of recurring revenue includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers. Total cost of recurring revenue increased 3% to $1.3 million in the quarter ended September 30, 2011 from $1.2 million for the comparable year-ago quarter. The increase was primarily due to (i) an increase of $22,000 in personnel and personnel-related expenses; (ii) $22,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; offset by (iii) a decrease of $4,000 in related recurring expenses; and (iv) a decrease of $7,000 in outside consulting services. The gross margin for the quarter ending September 30, 2011 was 78% compared to gross margin of 72% in the comparable year-ago quarter. The increase in the gross margin was primarily due to 30% increase in the recurring revenue while the cost of recurring revenue remained relatively constant through improved cost efficiency.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to remain relatively constant or increase slightly in future periods.

Cost of Professional Services

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Cost of professional services	$1,549	$1,227	$322	26%
Percentage of professional service revenue	90%	96%
Gross margin	10%	4%

Cost of professional services includes personnel costs for implementation, consulting and training services. Total cost of professional services for the three months ended September 30, 2011 increased 26% to $1.6 million, compared to $1.2 million for the comparable year-ago quarter. The increase was primarily due to (i) an increase of $288,000 in personnel and personnel-related expenses; (ii) $22,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $11,000 in outside consulting services. The gross margin for the quarter ended September 30, 2011 was 10% compared to a gross margin of 4% in the comparable year-ago quarter. The increase in the gross margin was primarily due to improved utilization compared to the same quarter a year-ago.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in future periods.

Operating Expenses

Research and Development

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Research and development	$1,430	$1,414	$16	1%
Percentage of total revenue	14%	11%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development costs remained relatively flat at $1.4 million in the quarters ended September 30, 2011 and 2010. The slight fluctuation was primarily due to (i) an increase of $68,000 in personnel and personnel-related expenses; (ii) $5,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; offset by a decrease of $58,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 14% and 11% for the quarters ended September 30, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to increase slightly in absolute Dollars in future periods.

Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Sales	$3,284	$2,922	$362	12%
Marketing	762	592	170	29%

Total sales and marketing	$4,046	$3,514	$532	15%
Percentage of total revenue	39%	27%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 15% to $4.0 million in the quarter ended September 30, 2011 from $3.5 million in the comparable year-ago quarter. Total sales and marketing expense as a percentage of total revenue was 39% in the quarter ended September 30, 2011 compared to 27% in the comparable year-ago quarter.

Total sales expense increased 12% to $3.3 million in the quarter ended September 30, 2011 from $2.9 million in the comparable year-ago quarter. The increase was primarily due to (i) an increase of $263,000 in personnel and personnel-related expense due to our expansion in sales team; (ii) $63,000 in outside consulting services and (ii) $33,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Total marketing expense increased 29% to $762,000 in the quarter ended September 30, 2011 from $592,000 in the comparable year-ago quarter. The increase was primarily due to (i) $114,000 in marketing program expense attributed to the expansion in sales team; (ii) $57,000 in personnel and personnel-related expenses; (iii) $5,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee, offset by (iv) a $3,000 decrease in outside consulting services.

Excluding the impact from any future foreign currency fluctuations and the change in sales commission, we anticipate sales and marketing expense to increase in future periods based upon our planned expansion of our worldwide sales team and planned investment in marketing and partner development.

General and Administrative

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
General and administrative	$1,113	$804	$309	38%
Percentage of total revenue	11%	6%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 38% to $1.1 million in the quarter ended September 30, 2011 from $804,000 in the comparable year-ago quarter. The increase was primarily due to (i) an increase of $185,000 accounting and outside consulting expenses; (ii) $158,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment; (iii) 6,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; offset by (iv) a decrease of $37,000 in legal expense; and (v) $6,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 11% and 6% for the quarters ended September 30, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expense to increase in future periods.

Stock-Based Compensation

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Cost of professional services and recurring revenue	$18	$7	$11	157%
Research and development	23	15	8	53%
Sales and marketing	43	11	32	291%
General and administrative	46	21	25	119%

Total Stock-Based Compensation	$130	$54	$76	141%

Percentage of total revenue	1%	0%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees, directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The stock-based compensation expense increased $76,000 when compared to the comparable year-ago quarter.

Income from Operations

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	%
Income from operations	$990	$4,880	$(3,890)	(80)%
Operating margin	9%	37%

Income from operations was $990,000 in the quarter ended September 30, 2011 compared to an operating income of $4.9 million in the comparable year-ago quarter. We recorded a 9% operating margin in the quarter ended September 30, 2011, compared to a 37% operating margin in the comparable year-ago quarter. The decrease was primarily due (i) to a decrease in revenue by $2.7 million net of the positive impact of approximately $118,000 from the exchange rate changes between the British Pound and the U.S. Dollar, and an increase in total cost of revenue and operating expense of $1.2 million. The increase in total cost and operating expense primarily consisted of (i) $856,000 in personnel and personnel-related expense related to increase in headcount and compensation, (ii) $114,000 in marketing program expense; (iii) $130,000 in audit expense, (iv) $96,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee (v) $61,000 in outside consulting expenses; offset by (i) a decrease of $37,000 in legal and other expenses; and (ii) $28,000 in related recurring expense.

Interest Expense, Net

Interest expense, net was $175,000 in the quarter ended September 30, 2011 compared to $276,000 in the comparable year-ago quarter. We expect the interest expense to continue to decrease in future periods.

Other Income and Expense

We recorded other expense of $210,000 for the quarter ended September 30, 2011 compared to other income of $281,000 for the comparable year-ago quarter which included approximately $141,000 of exchange rate loss on foreign accounts receivable.

Income Tax Provision

We recorded an income tax expense of $31,000 for the quarter ended September 30, 2011 compared to $39,000 for the comparable year-ago quarter. The income tax expenses recorded for the three months ended September 30, 2011 was primarily related to our foreign subsidiaries and state income taxes.

Liquidity and Capital Resources

Overview

As of September 30, 2011 our cash and cash equivalents were $15.4 million and our working capital was $2.7 million compared to cash and cash equivalents of $12.4 million and our working capital of $3.8 million as of June 30, 2011. As of September 30, 2011, our deferred revenue was $7.0 million compared to $5.8 million on June 30, 2011.

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

If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new hosting and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders (See Note 7—“Related Party Notes Payable” to our condensed consolidated financial statements). Pursuant to the Agreement we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. On June 30, 2011, and pursuant to the Agreement we paid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. In addition we made a partial payment to Mr. Roy for $2.9 million, including accrued interest, against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. As of June 30, 2011, the principal, net of discount and interest due on the loans was $5.0 million and warrants to purchase 307,022 shares of common stock, were vested and outstanding. As of September 30, 2011, the principal, net of discount and interest due on the loans was $5.1 million, and there were no outstanding warrants to purchase shares of common stock.

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of the Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit has a maturity date of June 27, 2012 and bears interest at a rate of prime plus 0.75% per annum. As of September 30, 2011 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest. As of September 30, 2011 the amount outstanding under the Comerica Term Loan was $4.6 million with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of September 30, 2011 we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also requires Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011.

Cash Flows

Net cash provided by operating activities was $4.3 million for the three months ended September 30, 2011 compared to net cash used in operating activities of $600,000 from the same period last year. Net cash provided by operating activities for the three months ended September 30, 2011 consisted primarily of a net income of $574,000, plus non-cash expenses related to depreciation of $161,000, stock-based compensation of $130,000, accrued interest and amortization of discount on related party notes of $156,000, and a $3.4 million provided by operating activities from the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended September 30, 2011 primarily consisted of an decrease in accounts receivable of $3.9 million, increase in deferred revenue of $781,000 and accounts payable of $411,000. This was partially offset by a decrease of $1.3 million in accrued compensation and $351,000 in accrued liabilities. The decrease in accrued compensation was primarily related to the payout of employee accrued bonuses from fiscal year 2011. The increase in deferred revenue primarily attributed to the renewal of the maintenance and support of a large support of the license transaction entered into in the quarter ended September 30, 2011.

Net cash used in operating activities for the three months ended September 30, 2010 consisted primarily of a net income of $4.8 million, plus non-cash expenses related to depreciation of $145,000, stock-based compensation of $54,000, provision for doubtful accounts of $18,000, accrued interest and amortization of discount on related party notes of $274,000, and a $5.9 million used in operating activities from the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended September 30, 2010 primarily consisted of an increase in accounts receivable of $6.8 million and decrease in accrued liabilities of $504,000. This was partially offset by an increase of $683,000 in accrued compensation, $535,000 in deferred revenue and $176,000 in other long term liabilities. The increase in deferred revenue and accrued compensation, due to an increase in commission payable, was primarily related to the large license transaction entered into in the quarter ended September 30, 2010.

Net cash provided by investing activities was $94,000 for the three months ended September 30, 2011 compared to net cash used in investing activities of $229,000 for the same period last year. Cash provided by investing activities for the three months ended September 30, 2011 primarily included $605,000 of the proceeds from sale of short-term investments offset by $511,000 for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased hosted customers and new employees. Cash used in investing activities for the three months ended September 30, 2010 included the purchase of equipment for increased hosted customers and new employees.

Net cash used in financing activities was $1.4 million for the three months ended September 30, 2011 compared to net cash used in financing activities of $83,000 for the same period last year. Net cash used in financing activities for the three months ended September 30, 2011 primarily included an increase of $1.0 million in restricted cash payment, repayment of $416,000 of existing bank borrowings, $28,000 for payment on capital leases, offset by net proceeds of $30,000 on the exercise of stock options. Net cash used in financing activities for the three months ended September 30, 2010 included a repayment of $31,000 of existing bank borrowings, $45,000 for payment on capital leases and $7,000 on the repurchase of our stock.

Commitments

There was no significant change to our contractual obligations since June 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There was no significant change since June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at September 30, 2011 totaled approximately $8.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended September 30, 2011, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer has subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. We have filed our answer to LaQuinta Corporation third party claim and this matter is on-going.

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A”. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

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

There were no repurchased shares of stock in the quarter ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ ERIC N. SMIT
Eric N. Smit
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.