Form 10-Q
period 2011-12-31
EGAIN COMMUNICATIONS CORP
filed 2012-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2012
Common Stock $0.001 par value	24,363,020

eGAIN COMMUNICATIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,540	$12,424
Short-term investments	—	633
Current portion of restricted cash	34	39
Accounts receivable, less allowance for doubtful accounts of $256 and $181 at December 31, 2011 and June 30, 2011	5,548	8,197
Prepaid and other current assets	636	553

Total current assets	17,758	21,846
Property and equipment, net	1,555	1,015
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	—
Other assets	619	483

Total assets	$25,812	$28,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,058	$924
Accrued compensation	2,488	3,279
Accrued liabilities	1,484	1,911
Capital lease obligation	—	28
Related party notes payable	5,291	4,975
Current portion of deferred revenue	4,624	5,215
Current portion of bank borrowings	1,667	1,667

Total current liabilities	16,612	17,999
Deferred revenue, net of current portion	479	609
Bank borrowings, net of current portion	2,500	3,333
Other long term liabilities	250	271

Total liabilities	19,841	22,212

Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity :
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 24,353 shares as of December 31, 2011 and 24,062 shares as of June 30, 2011	24	24
Additional paid-in capital	325,897	325,569
Notes receivable from stockholders	(83)	(82)
Accumulated other comprehensive loss	(900)	(800)
Accumulated deficit	(318,967)	(318,699)

Total stockholders’ equity	5,971	6,012

Total liabilities and stockholders’ equity	$25,812	$28,224

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue:
License	$3,033	$2,677	$5,918	$10,037
Recurring revenue	5,725	5,236	11,506	9,686
Professional services	2,078	1,563	3,796	2,839

Total revenue	10,836	9,476	21,220	22,562
Cost of license	(1)	7	(11)	21
Cost of recurring revenue	1,291	1,288	2,557	2,521
Cost of professional services	1,961	1,482	3,510	2,709

Gross profit	7,585	6,699	15,164	17,311

Operating expenses:
Research and development	1,377	1,343	2,807	2,757
Sales and marketing	5,010	2,916	9,056	6,430
General and administrative	1,728	785	2,841	1,589

Total operating expenses	8,115	5,044	14,704	10,776

Income/ (loss) from operations	(530)	1,655	460	6,535
Interest expense, net	(214)	(286)	(389)	(562)
Other income / (expense), net	(51)	(310)	(262)	(29)

Income/ (loss) before income taxes	(795)	1,059	(191)	5,944
Income tax provision	(47)	(45)	(77)	(84)

Net income/ (loss)	$(842)	$1,014	$(268)	$5,860

Per share information:
Basic net income/ (loss) per common share	$(0.03)	$0.05	$(0.01)	$0.27

Diluted net income/ (loss) per common share	$(0.03)	$0.04	$(0.01)	$0.24

Weighted average shares used in computing basic net income/ (loss) per common share	24,351	22,031	24,246	22,078

Weighted average shares used in computing diluted net income/ (loss) per common share	24,351	24,549	24,246	24,256

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income/ (loss)	$(268)	$5,860
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation	360	291
Stock-based compensation	265	104
Provisions (recovery) for doubtful accounts	86	(3)
Accrued interest and amortization of discount on related party notes payable	316	558
Changes in operating assets and liabilities:
Accounts receivable	2,420	58
Prepaid expenses and other assets	(316)	(129)
Accounts payable	168	(367)
Accrued compensation	(743)	(34)
Accrued liabilities	(339)	(349)
Deferred revenue	(753)	1,615
Other long term liabilities	107	171

Net cash provided by operating activities	1,303	7,775

Cash flows from investing activities:
Purchases of property and equipment	(944)	(383)
Proceeds from sale (purchases) of short-term investments	605	(589)

Net cash used in investing activities	(339)	(972)

Cash flows from financing activities:
Payments on bank borrowings	(833)	(63)
Payments on capital lease obligations	(28)	(87)
Increase in restricted cash	(1,000)	—
Payments to repurchase stock	—	(265)
Proceeds from exercise of stock options	61	5

Net cash used in financing activities	(1,800)	(410)

Effect of change in exchange rates on cash and cash equivalents	(48)	2

Net increase/ (decrease) in cash and cash equivalents	(884)	6,495
Cash and cash equivalents at beginning of period	12,424	5,733

Cash and cash equivalents at end of period	$11,540	$12,128

Supplemental cash flow disclosures:
Cash paid for interest	$83	$6
Cash paid for taxes	$73	$88

See accompanying notes to unaudited condensed consolidated financial statements

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2011 was derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 1% and 20% for three months ended December 31, 2011 and 2010, respectively. License sales to resellers as a percentage of total revenue was approximately 1% and 6% for the six months ended December 31, 2011 and 2010, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

Note 3. Stock-Based Compensation

Stock-based compensation as recorded in our consolidated statement of operations is summarized as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of professional services and recurring revenue	$13	$8	$31	$15
Research and development	18	13	41	28
Sales and marketing	63	10	106	21
General and administrative	41	19	87	40

Total stock-based compensation expense	$135	$50	$265	$104

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees and directors, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The increase in stock-based compensation expense for the three and six months ended December 31, 2011, as compared to the same periods last year, was due to the decrease of our forfeiture rate.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended December 31, 2011 and 2010, we granted options to purchase 124,900 and 72,300 shares of common stock with a weighted-average fair value of $4.19 and $0.82, respectively. Options to purchase 328,200 and 95,700 shares of common stock were granted during the six months ended December 31, 2011 and 2010, with a weighted-average fair value of $3.09 and $0.74, respectively, using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Expected volatility	85%	80%	85%	80%
Average risk-free interest rate	0.95%	1.49%	1.08%	1.50%
Expected life (in years)	4.50	4.50	4.47	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2011 was $960,000, which is expected to be recognized over the weighted average period of 1.37 years. There were 29,778 and 69,939 options exercised for the three and six months ended December 31, 2011 and there were 9,433 options exercised for the three and six months ended December 31, 2010.

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

The following table represents the calculation of basic and diluted net income/ (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income/ (loss) applicable to common stockholders	$(842)	$1,014	$(268)	$5,860

Basic net income/ (loss) per common share	$(0.03)	$0.05	$(0.01)	$0.27

Weighted-average common shares used in computing basic net income per common share	24,351	22,031	24,246	22,078
Effect of dilutive options and warrants	—	2,518	—	2,178

Weighted-average common shares used in computing diluted net income/ (loss) per common share	24,351	24,549	24,246	24,256

Diluted net income/ (loss) per common share	$(0.03)	$0.04	$(0.01)	$0.24

Weighted average shares of stock options to purchase 432,953 and 972,633 shares of common stock for the three and six months ended December 31, 2010, respectively, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Weighted average shares of stock options to purchase 2,535,459 and 2,488,734 shares of common stock for the three months and six months ended December 31, 2011, respectively were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income/ (Loss)

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity that result from recognized transactions and other economic events during a period except those resulting from investments by or distributions to owners.

The table below summarizes the comprehensive income (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income/ (loss)	$(842)	$1,014	$(268)	$5,860
Foreign currency translation adjustments	(54)	(97)	(100)	(85)

Comprehensive income/ (loss)	$(896)	$917	$(368)	$5,775

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

Information relating to our geographic areas for the three and six months ended December 31, 2011 and 2010 are as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Total Revenue:
North America	$5,265	$4,965	$11,846	$8,254
EMEA	5,507	4,490	9,277	14,264
Asia Pacific	64	21	97	44

	$10,836	$9,476	$21,220	$22,562

Operating Income/ (loss):
North America	$(1,066)	$974	$138	$410
EMEA	1,425	1,517	2,151	7,774
Asia Pacific*	(889)	(836)	(1,829)	(1,649)

	$(530)	$1,655	$460	$6,535

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31, 2011	June 30, 2011
North America	$14,100	$15,854
EMEA	5,652	5,800
Asia Pacific	1,180	1,690

	$20,932	$23,344

The following table provides the revenue for the three and six months ended December 31, 2011 and 2010, respectively, (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue :
License	$3,033	$2,677	$5,918	$10,037
Hosting services	2,560	2,460	5,183	4,367
Maintenance and support services	3,165	2,776	6,323	5,319
Professional services	2,078	1,563	3,796	2,839

	$10,836	$9,476	$21,220	$22,562

For the three months ended December 31, 2011, there was no customer that accounted for 10% of total revenue and for the three months ended December 31, 2010, one customer accounted for 16% of total revenue. For the six months ended December 31, 2011 and 2010, there was one customer that accounted for 10% and 32% of total revenue, respectively.

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

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction which are being amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties.

On June 30, 2011, and pursuant to the Agreement we paid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. and on September 7, 2011 they exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock. In addition we made a partial payment to Mr. Roy for $2.9 million including accrued interest against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. As of December 31, 2011 and June 30, 2011, the principal, net of discount, and interest due on the loans was $5.3 million and $5.0 million, respectively. The interest expense on related party notes was $160,000 and $284,000 for three months ended December 31, 2011, and 2010, respectively. The interest expense on related party notes was $316,000 and $558,000 for six months ended December 31, 2011, and 2010, respectively.

Note 8. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit has a maturity date of June 27, 2012 and bears interest at a rate of prime plus 0.75% per annum. As of December 31, 2011 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest. As of December 31, 2011 the amount outstanding under the Comerica Term Loan was $4.2 million with an interest rate of 4.25%. As of June 30, 2011 the amount outstanding under the Comerica Credit Facility was $5.0 million with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of December 31, 2011 we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. On December 28, 2011, we amended the Loan and Security Agreement with Comerica Bank. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2011 and during the six months ended December 31, 2011.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2011 and June 30, 2011. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 11. New Accounting Pronouncements

In December 2011, Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU 2011-12, Comprehensive Income, which supersedes certain pending paragraphs in ASU 2011-05, Presentation of Comprehensive Income. The update defers only those changes in 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendment is being made to allow the board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-Profit entities. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal year 2013). We do not anticipate that this update will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (our fiscal year 2013); early adoption is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, on comprehensive income presentation to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal year 2013). Early adoption is permitted. We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, on fair value measurement, which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards. The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update should be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 (our fiscal year 2013). Early application by public entities is not permitted. We are currently evaluating the requirements of this standard, but do not expect it to have a material impact on our consolidated financial statements.

In March 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010 (our fiscal year 2012). The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

Note 12. Litigation

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified F 3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals was set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. On December 8, 2010, plaintiffs moved to dismiss the appeals. On March 2, 2011, one of the two appellants, appearing pro se, filed a stipulated dismissal of his appeal with prejudice. On May 17, 2011, the Court of Appeals dismissed the appeals of two of the three remaining appellants, and directed the district court to determine whether the third and final appellant had standing. On August 25, 2011, the district court determined that the final appellant lacked standing. On January 9, 2012, the remaining parties entered into a settlement. In accordance with the settlement agreement the appeal and all related matters were dismissed with prejudice. This litigation has concluded. We did not accrue any liability in connection with this matter as we did not expect the outcome of this litigation to have a material impact on our financial condition.

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer has subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. In October 2011, we filed our answer to LaQuinta Corporation’s third party claim and this matter is on-going. In October 2011, all direct claims related to the Microlog litigation were settled.

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.
Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of December 31, 2011		As of June 30, 2011
	Level 1	Total Balance	Level 1	Total Balance
Assets
Money market funds	$8,005	$8,005	$9,543	$9,543
Time deposits	—	—	633	633

Total Assets	$8,005	$8,005	$10,176	$10,176

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of December 31, 2011 and June 30, 2011, we did not have any Level 2 or 3 assets or liabilities.

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

For the three months ended December 31, 2011 there were no shares repurchased and retired. For the three months ended December 31, 2010 we had repurchased 199,501 shares at an average price of $1.30.

For the six months ended December 31, 2011 there were no shares repurchased and we retired 13,190 of previously repurchased shares. For the six months ended December 31, 2010 we had repurchased and retired 205,329 shares at an average price of $1.29.

As of December 31, 2011, we had repurchased a total of 321,551 shares at an average price of $1.19 per share under the share repurchase program.

Note 15. Subsequent Events

On February 10, 2012, we entered into a lease agreement for additional space to support our operations in Slough, England. The lease allows for approximately 15,000 additional square footage and expires on December 20, 2016. We estimate the average amount of annual payments to be approximately $100,000.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 27, 2011 and determined that there were no significant changes to our critical accounting policies in the three and six months ended December 31, 2011 except for recently adopted accounting guidance as discussed in Note 11, “New Accounting Pronouncements” to our unaudited condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue:
License	28%	28%	28%	44%
Recurring revenue	53%	55%	54%	43%
Professional services	19%	17%	18%	13%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	0%
Cost of recurring revenue	12%	13%	12%	11%
Cost of professional services	18%	16%	17%	12%

Gross margin	70%	71%	71%	77%

Operating expenses:
Research and development	13%	14%	13%	12%
Sales and marketing	46%	31%	43%	29%
General and administrative	16%	8%	13%	7%

Total operating expenses	75%	53%	69%	48%

Income/ (loss) from operations	(5)%	18%	2%	29%

Revenue

Total revenue increased 14% to $10.8 million in the quarter ended December 31, 2011 from $9.5 million in the comparable year-ago quarter. For the three months ended December 31, 2011, there was no customer that accounted for 10% of total revenue, and there was one customer that accounted for 16% of total revenue, in the comparable year-ago quarter. Total revenue for the six months ended December 31, 2011 decreased 6% to $21.2 million, compared to $22.6 million in the same period last year. During the six months ended December 31, 2011, there was one customer that accounted for 10% of total revenue and there was one customer that accounted for 32% of total revenue in the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $7,000 in total revenue for the three months ended December 31, 2011 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the total revenue for the six months ended December 31, 2011 resulted in a net increase of $164,000 in total revenue as compared to the same period last year.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. Also, because we offer a hybrid delivery model, the mix of new hosting and license transactions in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting transactions, as a percentage of combined new hosting business and new license business was 24% for the year ended June 30, 2011. The value of new hosting transactions, as a percentage of combined new hosting business and new license business was 39% for the quarter ended December 30, 2011, compared to 44% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting business and new license business was 38% for the six months ended December 31, 2011 compared to 25% for the same period last year. Looking ahead, we see a continuing trend toward more hosting transactions in the second half of fiscal 2012. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place, although approximately $1.3 million of the new license transactions signed in the quarter ended December 31, 2011, is expected to be recognized as license revenue in the second half of fiscal 2012. For hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
License	$3,033	$2,677	$356	13%	$5,918	$10,037	$(4,119)	(41)%
Percentage of total revenue	28%	28%			28%	44%

License revenue increased 13% to $3.0 million in the quarter ended December 31, 2011 from $2.7 million in the comparable year-ago quarter. The increase was attributable to an increase in the number of license contracts. In addition, we signed two license transactions totaling approximately $1.3 million, where all revenue recognition criteria was not met and therefore the revenue was not recognized in the quarter. We anticipate recognizing this revenue in the second half of fiscal 2012. The impact from the foreign currency fluctuations on license revenue was minimal for the quarter ended December 31, 2011. License revenue represented 28% of total revenue for both quarters ended December 31, 2011 and 2010.

License revenue decreased 41% to $5.9 million for the six months ended December 31, 2011 from $10.0 million in the same period last year. While the number of license transactions increased, license revenue decreased due to the large one-time license fee received in the first quarter of fiscal 2011 that represented the largest license agreement in the company’s history. License revenue for the six months ended December 31, 2011 was positively impacted by $35,000 due to the foreign exchange fluctuation between the U.S. Dollar, the Euro and British Pound.

Given the general unpredictability of the length of current sales cycles, the mix between recurring and license business, the uncertainty in the global economy and the recent volatility of the value of the British Pound and Euro in relation to the U.S. Dollar, license revenue may increase or decrease in future periods, but based upon the continuing trend we see toward more hosting transactions in the second half of fiscal 2012 we anticipate total license revenue to decrease in fiscal year 2012.

Recurring Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Hosting	$2,560	$2,460	$100	4%	$5,183	$4,366	$817	19%
Maintenance and support	3,165	2,776	389	14%	6,323	5,320	1,003	19%

Total recurring revenue	$5,725	$5,236	$489	9%	$11,506	$9,686	$1,820	19%
Percentage of total revenue	53%	55%			54%	43%

Recurring revenue includes hosting and software maintenance and support revenue. Software maintenance and support revenue consists of technical support and software upgrades and enhancements. Recurring revenue increased 9% to $5.7 million in the quarter ended December 31, 2011 from $5.2 million for the comparable year-ago quarter. Recurring revenue represented 53% and 55% of total revenue for the quarters ended December 31, 2011 and 2010, respectively. Recurring revenue increased 19% to $11.5 million in the six months ended December 31, 2011 from $9.7 million for the same period last year. Recurring revenue represented 54% and 43% of total revenue for the six months ended December 31, 2011 and 2010, respectively.

Hosting revenue increased 4% to $2.6 million in the quarter ended December 31, 2011 from $2.5 million for the comparable year-ago quarter. The positive impact from the foreign currency fluctuations on hosting revenue was minimal.

Hosting revenue increased 19% to $5.2 million in the six months ended December 31, 2011 from $4.4 million for the same period last year. The positive impact from the foreign currency fluctuations on hosting revenue was $37,000. The increase in hosting revenue was primarily due to the expansion within our current customer base and new hosting contracts totaling approximately $6.9 million that were entered into in last four fiscal quarters and are recognized ratably over the contractual term and the increased interest we are seeing for our hosting or on demand services from our target customers.

Maintenance and support revenue increased 14% to $3.2 million in the quarter ended December 31, 2011 from $2.8 million in the comparable year-ago quarter. The positive impact from the strengthening of the British Pound against the U.S. Dollar was minimal. The increase in maintenance and support revenue was primarily due to the increased license revenue.

Maintenance and support revenue increased 19% to $6.3 million in the six months ended December 31, 2011 from $5.3 million in the same period last year. The positive impact from the strengthening of the British Pound against the U.S. Dollar was $69,000. The increase in maintenance and support revenue was primarily due to the maintenance and support associated with new license contracts totaling approximately $9.3 million that were entered into in the last four fiscal quarters.

Excluding the impact from any future foreign currency fluctuations, we expect recurring revenue to increase or remain relatively constant in future periods, but we anticipate total recurring revenue to increase in fiscal 2012.

Professional Services Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Professional services	$2,078	$1,563	$515	33%	$3,796	$2,839	$957	34%
Percentage of total revenue	19%	17%			18%	13%

Professional services revenue increased 33% to $2.1 million in the quarter ended December 31, 2011 from $1.6 million in the comparable year-ago quarter. The increase for the three months was primarily due to the increase in billable utilization, hiring of new personnel and the timing of the completion of projects being delivered. The impact from the foreign currency fluctuations on professional services revenue was minimal. Professional services revenue represented 19% and 17% of total revenue for the quarters ended December 31, 2011 and 2010, respectively.

Professional services revenue increased 34% to $3.8 million in the six months ended December 31, 2011 from $2.8 million in the same period last year. The increase was primarily due to the increase in billable utilization and the timing of the completion of projects being delivered. The impact from the foreign currency fluctuations on professional services revenue was $23,000. Professional services revenue represented 18% and 13% of total revenue for the six months ended December 31, 2011 and 2010, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase in fiscal 2012.

Cost of Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of revenue	$3,251	$2,777	$474	17%	$6,056	$5,251	$805	15%
Percentage of total revenue	30%	29%			29%	23%
Gross margin	70%	71%			71%	77%

Cost of revenue for the quarter ended December 31, 2011 increased $474,000, or 17%, compared to the year-ago quarter. This increase was primarily due to an increase of (i) $555,000 in personnel and personnel-related expenses; (ii) $6,000 recurring related expenses; offset by a decrease of (iii) $6,000 in outside consulting; (iv) $12,000 in third-party royalties; and (v) $69,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The gross margin remained relatively constant compared to the same quarter a year ago.

Cost of revenue for the six months ended December 31, 2011 increased $805,000, or 15%, compared to the same period last year. This increase in total cost of revenue was primarily due to an increase of (i) $678,000 in personnel and personnel-related expenses; (ii) ) $163,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $24,000 recurring related expenses; offset by a decrease of (iv) $58,000 in third-party royalties; and (v) $2,000 in outside consulting. The decrease in gross margin was primarily due to the decrease in license revenue as a percentage of total revenue.

In order to better understand the changes within our cost of revenue and resulting gross profit, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of license	$(1)	$7	$(8)	(114)%	$(11)	$21	$(32)	(152)%
Percentage of license revenue	0%	0%			0%	0%
Gross margin	100%	100%			100%	100%

Cost of license revenue is the cost for third-party software paid as royalties and delivery costs for shipments to customers.

Cost of license revenue for the quarter ended December 31, 2011 decreased $8,000, or 114%, compared to the year-ago quarter. Cost of license revenue for the six months ended December 31, 2011 decreased $32,000, or 152%, compared to the same period last year.

We anticipate cost of license to remain insignificant as a percentage of total license revenue in future periods.

Cost of Recurring Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of recurring revenue	$1,291	$1,288	$3	0%	$2,557	$2,521	$36	1%
Percentage of recurring revenue	23%	25%			22%	26%
Gross margin	77%	75%			78%	74%

Cost of recurring revenue includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers.

Cost of recurring revenue for the quarter ended December 31, 2011 increased $3,000 compared to the year-ago quarter. The increase was primarily due to an increase of (i) $23,000 in personnel and personnel-related expenses; (ii) $3,000 in related recurring expenses; offset by a decrease of (iii) $13,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The gross margin for the quarter ending December 31, 2011 was 77% compared to gross margin of 75% in the comparable year-ago quarter. The increase in the gross margin was primarily due to 9% increase in the recurring revenue while the cost of recurring revenue remained relatively constant through improved cost efficiency.

Cost of recurring revenue for the six months ended December 31, 2011 increased $36,000, or 1%, compared to the same period last year. The increase was primarily due to (i) an increase of $36,000 in personnel and personnel-related expenses; (ii) $9,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; offset by (iii) a decrease of $2,000 in related recurring expenses; and (iv) a decrease of $7,000 in outside consulting services. The gross margin for the quarter ending December 31, 2011 was 78% compared to gross margin of 74% compared to the same period last year. The increase in the gross margin was primarily due to 19% increase in the recurring revenue while the cost of recurring revenue remained relatively constant through improved cost efficiency.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to remain relatively constant or increase slightly in future periods.

Cost of Professional Services

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of professional services	$1,961	$1,482	$479	32%	$3,510	$2,709	$801	30%
Percentage of professional service revenue	94%	95%			92%	95%
Gross margin	6%	5%			8%	5%

Cost of professional services includes personnel costs for implementation, consulting and training services.

Cost of professional services revenue for the quarter ended December 31, 2011 increased $479,000, or 32%, compared to the year-ago quarter. The increase was primarily due to (i) an increase of $531,000 in personnel and personnel-related expenses; offset by decreases of (ii) $46,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $6,000 in outside consulting services. The gross margin for the quarter ended December 31, 2011 was 6% compared to a gross margin of 5% in the comparable year-ago quarter. The increase in the gross margin was primarily due to improved utilization compared to the same quarter a year-ago.

Cost of professional services revenue for the six months ended December 31, 2011 increased $801,000, or 30%, compared to the same period last year. The increase was primarily due to (i) an increase of $643,000 in personnel and personnel-related expenses; (ii) $154,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $4,000 in outside consulting services. The gross margin for the quarter ended December 31, 2011 was 8% compared to a gross margin of 5% in the comparable year-ago quarter. The increase in the gross margin was primarily due to improved utilization compared to the same period last year.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in future periods.

Operating Expenses

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Research and development	$1,377	$1,343	$34	3%	$2,807	$2,757	$50	2%
Percentage of total revenue	13%	14%			13%	12%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Research and development costs for the quarter ended December 31, 2011 increased $34,000, or 3%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $69,000 in outside consulting services; (ii) $15,000 in personnel and personnel-related expenses; offset by a decrease of (ii) $50,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Research and development costs for the six months ended December 31, 2011 increased $50,000, or 2%, compared to the same period last year. The increase was primarily due to increases of (i) $82,000 in personnel and personnel-related expenses; (ii) $12,000 in outside consulting services; offset by a decrease of (iii) $44,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to increase slightly in absolute Dollars in future periods.

Sales and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Sales	$4,132	$2,296	$1,836	80%	$7,416	$5,210	$2,206	42%
Marketing	878	620	258	42%	1,640	1,220	420	34%

Total sales and marketing	$5,010	$2,916	$2,094	72%	$9,056	$6,430	$2,626	41%
Percentage of total revenue	46%	31%			43%	29%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales expense for the quarter ended December 31, 2011 increased $1.8 million, or 80%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $1.7 million in personnel and personnel-related expense due to our expansion in sales team; (ii) $37,000 in outside consulting services and (ii) $95,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and the British Pound.

Sales expense for the six months ended December 31, 2011 increased $2.2 million, or 42%, compared to the same period last year. The increase was primarily due to increases of (i) $2.0 million in personnel and personnel-related expense due to our expansion in sales team; (ii) $135,000 in outside consulting services and (ii) $67,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and British Pound.

Marketing expense for the quarter ended December 31, 2011 increased $258,000, or 42%, compared to the year-ago quarter. The increase was primarily due to (i) $157,000 in marketing program expense attributed to the expansion in sales team; (ii) $106,000 in personnel and personnel-related expenses; (iii) $18,000 in outside consulting services; offset by a decrease of (iv) $23,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Marketing expense for the six months ended December 31, 2011 increased $420,000, or 34%, compared to the same period last year. The increase was primarily due to increases of (i) $311,000 in marketing program expense attributed to the expansion in sales team; (ii) $108,000 in personnel and personnel-related expenses; (iii) $15,000 in outside consulting services; offset by a decrease of (iv) $14,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Excluding the impact from any future foreign currency fluctuations and the change in sales commission, we anticipate sales and marketing expense to increase in future periods based upon our planned expansion of our worldwide sales team and planned investment in marketing and partner development.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
General and administrative	$1,728	$785	$943	120%	$2,841	$1,589	$1,252	79%
Percentage of total revenue	16%	8%			13%	7%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

General and administrative expense for the quarter ended December 31, 2011 increased $943,000, or 120%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $383,000 in legal expense which was primarily due to a one-time legal settlement and the costs associated with the Form S-3 filing that became effective in the quarter; (ii) $246,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment; (iii) $184,000 accounting and outside consulting expenses; (iv) $143,000 in bad debt expense; offset by a decrease of (v) 13,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

General and administrative expense for the six months ended December 31, 2011 increased $1.3 million, or 79%, compared to the same period last year. The increase was primarily due to increases of (i) $397,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment; (ii) $375,000 accounting and outside consulting expenses; (iii) $346,000 in legal expenses; (iv) $137,000 in bad debt expense; offset by a decrease of (v) $3,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expense to decrease in future periods.

Stock-Based Compensation

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Cost of professional services and recurring revenue	$13	$8	$5	63%	$31	$15	$16	107%
Research and development	18	13	5	38%	41	28	13	46%
Sales and marketing	63	10	53	530%	106	21	85	405%
General and administrative	41	19	22	116%	87	40	47	118%

Total Stock-Based Compensation	$135	$50	$85	170%	$265	$104	$161	155%

Percentage of total revenue	1%	1%			1%	0%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees and directors, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The increase in stock-based compensation expense for the three and six months ended December 31, 2011, as compared to the same periods last year, was due to the decrease of our forfeiture rate.

Income/ (loss) from Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2011	2010	Change	%	2011	2010	Change	%
Income (loss) from operations	$(530)	$1,655	$(2,185)	(132)%	$460	$6,535	$(6,075)	(93)%
Operating margin	(5)%	18%			2%	29%

Loss from operations for the quarter ended December 31, 2011 was $530,000 compared to the income from operations of $1.7 million for the year-ago quarter. The increase in total revenue of $1.4 million was offset by an increase in total cost of revenue and operating expense of $3.5 million. The foreign exchange fluctuation between the U.S. Dollar and the British Pound had a minimal impact on total revenue in the quarter. The increase in total cost and operating expense primarily consisted of (i) $2.6 million in personnel and personnel-related expense related to increase in headcount and compensation, (ii) $383,000 in legal and other expenses; (iii) $327,000 in outside consulting expenses; (iv) $157,000 in marketing program expense; (v) $143,000 in bad debt expense; (vi) $6,000 in hosting related expenses; offset by decreases of (vii) $60,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (viii) $25,000 in accounting and professional fees; and $12,000 in third party royalties.

Income from operations for the six months ended December 31, 2011 decreased $6.1 million, or 93%, compared to the same period last year. The decrease in total revenue of $1.3 million net of a positive impact of approximately $164,000 from the exchange rate changes between the British Pound and the U.S. Dollar was further impacted by increases in total cost of revenue and operating expense of $4.7 million. The increase in total cost and operating expense primarily consisted of (i) $3.2 million in personnel and personnel-related expense related to increase in headcount and compensation, (ii) $378,000 in legal and other expenses; (iii) $311,000 in marketing program expense; (iv) $277,000 in outside consulting expenses; (v) $256,000 in accounting and professional fees, (vi) $160,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (vii) $136,000 in bad debt expense; (viii) $24,000 in hosting related expenses; offset by decrease of (ix) $25,000 in third party royalties.

Interest Expense, Net

Interest expense decreased 25% to $214,000 in the quarter ended December 31, 2011 from $286,000 in the comparable year-ago quarter. Interest expense decreased 31% to $389,000 in the six months ended December 31, 2011 from $562,000 in the same period last year. The decrease for the three and six months ended December 31, 2011 was primarily due to partial payment made on the related party note balances, offset by an increase in bank borrowings. We expect the interest expense to decrease in future periods.

Other Income/ (Expense), Net

We recorded other expense of $51,000 for the quarter ended December 31, 2011 compared to other income of $310,000 for the comparable year-ago quarter. Other expense for the six months ended December 31, 2011 was $262,000 compared to other income of $29,000 in the same period last year. Other expense for the three and six months ended December 31, 2011 was primarily due to the exchange rate loss on foreign accounts receivable.

Income Tax Provision

We recorded an income tax expense of $47,000 for the quarter ended December 31, 2011 compared to an income tax expense of $45,000 for the comparable year-ago quarter. Income tax expense for the six months ended December 31, 2011 was $77,000 compared to the income tax expense of $84,000 in the same period last year. The income tax expense recorded for the three and six months ended December 31, 2011 was primarily related to our foreign subsidiaries. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

Liquidity and Capital Resources

Overview

As of December 31, 2011 our total cash and cash equivalents and restricted cash was $12.5 million and our working capital was $1.1 million compared to cash and cash equivalents of $12.4 million and our working capital of $3.8 million as of June 30, 2011. As of December 31, 2011, our deferred revenue was $5.1 million compared to $5.8 million on June 30, 2011.

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

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders (See Note 7—“Related Party Notes Payable” to our condensed consolidated financial statements). Pursuant to the Agreement we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. On June 30, 2011, and pursuant to the Agreement we paid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. In addition we made a partial payment to Mr. Roy for $2.9 million, including accrued interest, against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. As of June 30, 2011, the principal, net of discount and interest due on the loans was $5.0 million and warrants to purchase 307,022 shares of common stock, were vested and outstanding. As of December 31, 2011, the principal, net of discount and interest due on the loans was $5.3 million, and there were no outstanding warrants to purchase shares of common stock.

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of the Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit has a maturity date of June 27, 2012 and bears interest at a rate of prime plus 0.75% per annum. As of December 31, 2011 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest. As of December 31, 2011 the amount outstanding under the Comerica Term Loan was $4.2 million with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of December 31, 2011 we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. Pursuant to an Amendment entered into on December 28, 2011, the Comerica Credit Facility requires Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of June 2012.

Cash Flows

Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2011 compared to net cash provided operating activities of $7.8 million from the same period last year. Net cash provided by operating activities for the six months ended December 31, 2011 consisted primarily of a net loss of $268,000, plus non-cash expenses related to depreciation of $360,000, stock-based compensation of $265,000, accrued interest and amortization of discount on related party notes of $316,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2011 primarily consisted of a decrease in accounts receivable of $2.4 million, an increase of $168,000 in accounts payable and an increase of $107,000 in other long term liabilities. This was partially offset by decreases of $753,000 for deferred revenue, $743,000 in accrued compensation, $339,000 in accrued liabilities and an increase of $316,000 in prepaid and other assets. The decrease in accounts receivable was primarily due to the decrease in new license and support businesses of $1.5 million for the quarter ended December 31, 2011 compared to the quarter ended June 30, 2011. The decrease in deferred revenue was primarily due to the timing of payments for hosting and support renewal contracts. The decrease in accrued compensation was primarily related to the decrease in accrued commission and the payout of employee accrued bonuses from fiscal year 2011. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the payment of accounting and professional fees. The increase in prepaid and other assets primarily included the security deposits for additional India’s office space.

Net cash provided by operating activities for the six months ended December 31, 2010 consisted primarily of a net income of $5.9 million, plus non-cash expense related to accrued interest and amortization of discount on related party notes of $558,000, depreciation of $291,000, stock-based compensation of $104,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2010 primarily consisted of the increase in prepaid expenses of $129,000 and the decreases in accounts payable of $367,000 and accrued liabilities of $349,000. This was partially offset by the increase of $1.6 million in deferred revenue and $171,000 in long term liabilities. The increase in deferred revenue was primarily related to the deferral of support from the large license transaction entered into in the prior quarter.

Net cash used in investing activities was $339,000 for the six months ended December 31, 2011 compared to net cash used in investing activities of $972,000 for the same period last year. Cash used in investing activities for the six months ended December 31, 2011 primarily included $944,000 for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased hosted customers and new employees, offset by $605,000 of the proceeds from sale of short-term investments. Cash used in investing activities for the six months ended December 31, 2010 included the increases in short term and long term investment of $589,000 and the purchase of equipment of $383,000 for increased hosted customers and new employees.

Net cash used in financing activities was $1.8 million for the six months ended December 31, 2011 compared to net cash used in financing activities of $410,000 for the same period last year. Net cash used in financing activities for the six months ended December 31, 2011 primarily included an increase of $1.0 million in restricted cash payment, repayment of $833,000 of existing bank borrowings, $28,000 for payment on capital leases, offset by net proceeds of $61,000 on the exercise of stock options. Net cash used in financing activities for the six months ended December 31, 2010 primarily included payment of $265,000 on the repurchase of our stock, $87,000 payment on capital leases and $63,000 payment of existing bank borrowings, offset by net proceeds of $5,000 on the exercise of stock options.

Commitments

On February 10, 2012, we entered into a lease agreement for additional space to support our operations in Slough, England. The lease allows for approximately 15,000 additional square footage and expires on December 20, 2016. We estimate the average amount of annual payments to be approximately $100,000.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and discussed in the commitments section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at December 31, 2011 totaled approximately $6.8 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended December 31, 2011, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified 483 F.3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals was set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. On December 8, 2010, plaintiffs moved to dismiss the appeals. On March 2, 2011, one of the two appellants, appearing pro se, filed a stipulated dismissal of his appeal with prejudice. On May 17, 2011, the Court of Appeals dismissed the appeals of two of the three remaining appellants, and directed the district court to determine whether the third and final appellant had standing. On January 9, 2012, the remaining parties entered into a settlement. In accordance with the settlement agreement the appeal and all related matters were dismissed with prejudice. This litigation has concluded. We did not accrue any liability in connection with this matter as we did not expect the outcome of this litigation to have a material impact on our financial condition.

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer has subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. In October 2011, we filed our answer to LaQuinta Corporation’s third party claim and this matter is on-going. In October 2011, all direct claims related to Microlog litigation were settled.

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In October 2011, we were relisted on the Nasdaq. We are confident that the relisting is a positive step in our growth. However, our listing on the Nasdaq could create more exposure for us in the marketplace. In addition, if we are unable to maintain the minimum price per share, we risk being delisted from Nasdaq.

In addition to this update to our Risk Factors and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A”. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

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

There were no repurchased shares of stock in the quarter ended December 31, 2011.

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

Dated: February 14, 2012	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.