Form 10-Q
period 2012-03-31
EGAIN COMMUNICATIONS CORP
filed 2012-05-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 09, 2012
Common Stock $0.001 par value	24, 423,020

eGAIN COMMUNICATIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,159	$12,424
Short-term investments	—	633
Current portion of restricted cash	37	39
Accounts receivable, less allowance for doubtful accounts of $391 and $181 at March 31, 2012 and June 30, 2011	5,823	8,197
Prepaid and other current assets	692	553

Total current assets	17,711	21,846
Property and equipment, net	1,912	1,015
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	—
Other assets	769	483

Total assets	$26,272	$28,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234	$924
Accrued compensation	2,865	3,279
Accrued liabilities	1,300	1,911
Capital lease obligation	—	28
Related party notes payable	5,453	4,975
Current portion of deferred revenue	6,012	5,215
Current portion of bank borrowings	1,667	1,667

Total current liabilities	18,531	17,999
Deferred revenue, net of current portion	369	609
Bank borrowings, net of current portion	2,083	3,333
Other long term liabilities	261	271

Total liabilities	21,244	22,212

Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity :
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 24,405 shares as of March 31, 2012 and 24,062 shares as of June 30, 2011	24	24
Additional paid-in capital	326,221	325,569
Notes receivable from stockholders	(83)	(82)
Accumulated other comprehensive loss	(935)	(800)
Accumulated deficit	(320,199)	(318,699)

Total stockholders’ equity	5,028	6,012

Total liabilities and stockholders’ equity	$26,272	$28,224

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
License	$2,849	$1,702	$8,767	$11,739
Recurring revenue	5,785	5,162	17,292	14,848
Professional services	2,873	2,051	6,669	4,890

Total revenue	11,507	8,915	32,728	31,477
Cost of license	10	14	(1)	36
Cost of recurring revenue	1,339	1,359	3,896	3,879
Cost of professional services	2,116	1,412	5,626	4,120

Total cost of revenue	3,465	2,785	9,521	8,035

Gross profit	8,042	6,130	23,207	23,442

Operating expenses:
Research and development	1,566	1,308	4,372	4,065
Sales and marketing	5,966	3,165	15,023	9,595
General and administrative	1,445	900	4,286	2,490

Total operating expenses	8,977	5,373	23,681	16,150

Income/ (loss) from operations	(935)	757	(474)	7,292
Interest expense, net	(199)	(270)	(588)	(832)
Other income / (expense), net	(44)	112	(306)	83

Income/ (loss) before income taxes	(1,178)	599	(1,368)	6,543
Income tax provision	(54)	(32)	(132)	(116)

Net income/ (loss)	$(1,232)	$567	$(1,500)	$6,427

Per share information:
Basic net income/ (loss) per common share	$(0.05)	$0.03	$(0.06)	$0.29

Diluted net income/ (loss) per common share	$(0.05)	$0.02	$(0.06)	$0.27

Weighted average shares used in computing basic net income/ (loss) per common share	24,376	22,648	24,289	22,265

Weighted average shares used in computing diluted net income/ (loss) per common share	24,376	24,385	24,289	23,560

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income/ (loss)	$(1,500)	$6,427
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation	540	441
Stock-based compensation	520	158
Provisions (recovery) for doubtful accounts	261	(167)
Accrued interest and amortization of discount on related party notes payable	478	846
Changes in operating assets and liabilities:
Accounts receivable	2,087	(865)
Prepaid expenses and other assets	(504)	(169)
Accounts payable	329	(326)
Accrued compensation	(377)	116
Accrued liabilities	(548)	(445)
Deferred revenue	572	1,175
Other long term liabilities	(16)	171

Net cash provided by operating activities	1,842	7,362

Cash flows from investing activities:
Purchases of property and equipment	(1,483)	(576)
Proceeds from sale (purchases) of short-term investments	605	(636)

Net cash used in investing activities	(878)	(1,212)

Cash flows from financing activities:
Payments on bank borrowings	(1,250)	(94)
Payments on capital lease obligations	(28)	(122)
Increase in restricted cash	(1,000)	—
Payments to repurchase stock	—	(276)
Proceeds from exercise of stock options	131	738
Proceeds from exercise of warrants	—	1,158

Net cash provided by (used in) financing activities	(2,147)	1,404

Effect of change in exchange rates on cash and cash equivalents	(82)	(11)

Net increase/ (decrease) in cash and cash equivalents	(1,265)	7,543
Cash and cash equivalents at beginning of period	12,424	5,733

Cash and cash equivalents at end of period	$11,159	$13,276

Supplemental cash flow disclosures:
Cash paid for interest	$127	$7
Cash paid for taxes	$103	$120

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

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations, and we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

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

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine month period ended March 31, 2011 to conform to the presentation of the nine month period ended March 31, 2012.

Note 2. Revenue Recognition

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 1% and 5% for three months ended March 31, 2012 and 2011, respectively. License sales to resellers as a percentage of total revenue was approximately 1% and 6% for the nine months ended March 31, 2012 and 2011, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer hosting relationship, once hosting has gone live or system ready. We currently estimate the life of the customer hosting relationship to be approximately 26 months, based on the average life of all hosting customer relationships.

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

Note 3. Stock-Based Compensation

Stock-based compensation as recorded in our unaudited condensed consolidated statement of operations is summarized as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of professional services and recurring revenue	$21	$8	$53	$22
Research and development	64	12	105	41
Sales and marketing	76	11	181	32
General and administrative	94	23	181	63

Total stock-based compensation expense	$255	$54	$520	$158

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

During the three months ended March 31, 2012 and 2011, we granted options to purchase 331,700 and 88,750 shares of common stock with a weighted-average fair value of $3.40 and $1.00, respectively. Options to purchase 659,900 and 184,450 shares of common stock were granted during the nine months ended March 31, 2012 and 2011, with a weighted-average fair value of $3.25 and $0.87, respectively, using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	85%	80%	85%	80%
Average risk-free interest rate	0.90%	2.12%	0.99%	1.80%
Expected life (in years)	4.50	4.50	4.48	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2012 was $1,650,821, which is expected to be recognized over the weighted average period of 1.43 years. There were 51,654 and 121,593 options exercised for the three and nine months ended March 31, 2012 and there were 881,655 and 891,088 options exercised for the three and nine months ended March 31, 2011.

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

The following table represents the calculation of basic and diluted net income/ (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income/ (loss) applicable to common stockholders	$(1,232)	$567	$(1,500)	$6,427

Basic net income/ (loss) per common share	$(0.05)	$0.03	$(0.06)	$0.29

Weighted-average common shares used in computing basic net income per common share	24,376	22,648	24,289	22,265
Effect of dilutive options and warrants	—	1,737	—	1,295

Weighted-average common shares used in computing diluted net income/ (loss) per common share	24,376	24,385	24,289	23,560

Diluted net income/ (loss) per common share	$(0.05)	$0.02	$(0.06)	$0.27

Weighted average shares of stock options to purchase 298,634 and 454,963 shares of common stock for the three and nine months ended March 31, 2011, respectively, were not included in the computation of diluted net income per common share due to their exercise price exceeding the average market price of the common stock during the period.

Weighted average shares of stock options to purchase 2,684,531 and 2,553,469 shares of common stock for the three months and nine months ended March 31, 2012, respectively were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 5. Comprehensive Income/ (Loss)

We report comprehensive income/ (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income/ (loss) includes all changes in equity that result from recognized transactions and other economic events during a period except those resulting from investments by or distributions to owners.

The table below summarizes the comprehensive income/ (loss) (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income/ (loss)	$(1,232)	$567	$(1,500)	$6,427
Foreign currency translation adjustments	(35)	(68)	(135)	(154)

Comprehensive income/ (loss)	$(1,267)	$499	$(1,635)	$6,273

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

Information relating to our geographic areas for the three and nine months ended March 31, 2012 and 2011 is as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Total Revenue:
North America	$6,473	$4,795	$18,320	$13,049
EMEA	4,960	4,070	14,236	18,334
Asia Pacific	74	50	172	94

	$11,507	$8,915	$32,728	$31,477

Operating Income/ (Loss):
North America	$(240)	$494	$(102)	$904
EMEA	388	1,086	2,538	8,860
Asia Pacific*	(1,083)	(823)	(2,912)	(2,472)

	$(935)	$757	$(474)	$7,292

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31, 2012	June 30, 2011
North America	$14,422	$15,854
EMEA	5,665	5,800
Asia Pacific	1,305	1,690

	$21,392	$23,344

The following table provides the revenue for the three and nine months ended March 31, 2012 and 2011, respectively, (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
License	$2,849	$1,702	$8,767	$11,739
Hosting services	2,753	2,466	7,936	6,832
Maintenance and support services	3,032	2,696	9,356	8,016
Professional services	2,873	2,051	6,669	4,890

	$11,507	$8,915	$32,728	$31,477

For the three months ended March 31, 2012, there was one customer that accounted for 17% of total revenue and for the three months ended March 31, 2011, one customer accounted for 18% of total revenue. For the nine months ended March 31, 2012 and 2011, there was one customer that accounted for 12% and two customers that accounted for 12% and 23% of total revenue, respectively.

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

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders have (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction which was amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. In addition we recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties.

On June 30, 2011, and pursuant to the Agreement we paid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. and on September 7, 2011 they exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock. In addition we made a partial payment to Mr. Roy for $2.9 million including accrued interest against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. As of March 31, 2012 and June 30, 2011, the principal, net of discount, and interest due on the loans was $5.5 million and $5.0 million, respectively. The interest expense on related party notes was $162,000 and $288,000 for three months ended March 31, 2012, and 2011, respectively. The interest expense on related party notes was $478,000 and $846,000 for nine months ended March 31, 2012, and 2011, respectively.

On March 31, 2012, we entered into Amendment No.1 to the Agreement dated September 24, 2008, under which $5.5 million is outstanding as of March 31, 2012. Pursuant to the Amendment and subject to the terms and conditions contained therein, the Company and Mr. Roy have agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note is $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the Maturity Date without interest penalty.

Note 8. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit has a maturity date of June 27, 2012 and bears interest at a rate of prime plus 0.75% per annum. As of March 31, 2012 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest. As of March 31, 2012 the amount outstanding under the Comerica Term Loan was $3.8 million with an interest rate of 4.25%. As of June 30, 2011 the amount outstanding under the Comerica Credit Facility was $5.0 million with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of March 31, 2012 we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. On December 28, 2011, we amended the Loan and Security Agreement with Comerica Bank. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2011 and during the nine months ended March 31, 2012.

Note 10. Commitments

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to twelve months from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

We generally warrant services will be performed consistent with generally accepted industry standards. This warranty shall be valid for 180 days from performance of service (“Services Warranty Period”).

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2012 and June 30, 2011. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, on fair value measurement, which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards. The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update should be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard effective January 1, 2012 did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, on fair value measurement and disclosures which amends existing fair value measurements and disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012); early adoption is permitted. We have made additional disclosures in footnote 13, as applicable for Level 1. We do not have any Level 2 and 3 assets and liabilities.

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

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer has subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. In October 2011, we filed our answer to LaQuinta Corporation’s third party claim. On February 15, 2012, we entered into a Settlement Agreement with LaQuinta and LaQuinta filed a Motion to dismiss the case. The Court dismissed the matter on March 6, 2012.

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.
Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of March 31, 2012		As of June 30, 2011
	Level 1	Total Balance	Level 1	Total Balance
Assets
Money market funds	$8,008	$8,008	$9,543	$9,543
Time deposits	—	—	633	633

Total Assets	$8,008	$8,008	$10,176	$10,176

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of March 31, 2012 and June 30, 2011, we did not have any Level 2 or 3 assets or liabilities.

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

For the three months ended March 31, 2012 there were no shares repurchased and retired. For the three months ended March 31, 2011 we had repurchased 7,914 shares at an average price of $1.38.

For the nine months ended March 31, 2012 there were no shares repurchased and we retired 13,190 of previously repurchased shares. For the nine months ended March 31, 2011 we had repurchased and retired 213,243 shares at an average price of $1.29.

As of March 31, 2012, we had repurchased a total of 321,551 shares at an average price of $1.19 per share under the share repurchase program.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 27, 2011 and determined that there were no significant changes to our critical accounting policies in the three and nine months ended March 31, 2012.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
License	25%	19%	27%	37%
Recurring revenue	50%	58%	53%	47%
Professional services	25%	23%	20%	16%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	0%
Cost of recurring revenue	12%	15%	12%	12%
Cost of professional services	18%	16%	17%	13%

Total cost of revenue	30%	31%	29%	25%

Gross margin	70%	69%	71%	75%

Operating expenses:
Research and development	13%	15%	13%	13%
Sales and marketing	52%	36%	46%	30%
General and administrative	13%	10%	13%	8%

Total operating expenses	78%	61%	72%	51%

Income/ (loss) from operations	(8)%	8%	(1)%	24%

Revenue

Total revenue increased 29% to $11.5 million in the quarter ended March 31, 2012 from $8.9 million in the comparable year-ago quarter. For the three months ended March 31, 2012, there was one customer that accounted for 17% of total revenue, and there was one customer that accounted for 18% of total revenue in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2012 increased 4% to $32.7 million, compared to $31.5 million in the same period last year. During the nine months ended March 31, 2012, there was one customer that accounted for 12% of total revenue and there were two customers that accounted for 12% and 23% of total revenue in the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $94,000 in total revenue for the three months ended March 31, 2012 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation on the total revenue for the nine months ended March 31, 2012 resulted in a net increase of $143,000 in total revenue as compared to the same period last year.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. Also, because we offer a hybrid delivery model, the mix of new hosting and license transactions in a quarter could also have an impact on our revenue in a particular quarter. The value of new hosting transactions, as a percentage of combined new hosting business and new license business was 68% for the quarter ended March 31, 2012, compared to 45% for the comparable year-ago quarter. The value of new hosting transactions, as a percentage of combined new hosting business and new license business was 49% for the nine months ended March 31, 2012 compared to 29% for the same period last year. Looking ahead, we see a continuing trend toward more hosting transactions in the second half of fiscal 2012. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place. For hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

License Revenue

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	2011	Change	%	2012	2011	Change	%
License	$2,849	$1,702	$1,147	67%	$8,767	$11,739	$(2,972)	(25)%
Percentage of total revenue	25%	19%			27%	37%

License revenue increased 67% to $2.8 million in the quarter ended March 31, 2012 from $1.7 million in the comparable year-ago quarter. The increase was attributable to an increase in the number of license contracts. The impact from the foreign currency fluctuations on license revenue was negatively impacted by $29,000 for the quarter ended March 31, 2012. License revenue represented 25% and 19% of total revenue for the quarters ended March 31, 2012 and 2011.

License revenue decreased 25% to $8.8 million for the nine months ended March 31, 2012 from $11.7 million in the same period last year. While the number of license transactions increased, license revenue decreased due to the large one-time license fee received in the first quarter of fiscal 2011. License revenue for the nine months ended March 31, 2012 was positively impacted by $69,000 due to the foreign exchange fluctuation between the U.S. Dollar, the Euro and British Pound.

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

Recurring Revenue

(in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	2011	Change	%	2012	2011	Change	%
Hosting	$2,753	$2,466	$287	12%	$7,936	$6,832	$1,104	16%
Maintenance and support	3,032	2,696	336	12%	9,356	8,016	1,340	17%

Total recurring revenue	$5,785	$5,162	$623	12%	$17,292	$14,848	$2,444	16%
Percentage of total revenue	50%	58%			53%	47%

Recurring revenue includes hosting and software maintenance and support revenue. Software maintenance and support revenue consists of technical support and software upgrades and enhancements. Recurring revenue increased 12% to $5.8 million in the quarter ended March 31, 2012 from $5.2 million for the comparable year-ago quarter. Recurring revenue represented 50% and 58% of total revenue for the quarters ended March 31, 2012 and 2011, respectively. Recurring revenue increased 16% to $17.3 million in the nine months ended March 31, 2012 from $14.9 million for the same period last year. Recurring revenue represented 53% and 47% of total revenue for the nine months ended March 31, 2012 and 2011, respectively.

Hosting revenue increased 12% to $2.7 million in the quarter ended March 31, 2012 from $2.5 million for the comparable year-ago quarter. Foreign currency fluctuations had a negative impact on hosting revenue by $19,000 for the quarter ended March 31, 2012. The increase in hosting revenue was primarily due to the expansion within our customer base and new hosting contracts we have entered into in recent quarters.

Hosting revenue increased 16% to $7.9 million in the nine months ended March 31, 2012 from $6.8 million for the same period last year. The positive impact from the foreign currency fluctuations on hosting revenue was $18,000. The increase in hosting revenue was primarily due to the expansion within our current customer base and new hosting contracts totaling approximately $6.9 million that were entered into in the last four fiscal quarters and are recognized ratably over the contractual term.

Maintenance and support revenue increased 12% to $3.0 million in the quarter ended March 31, 2012 from $2.7 million in the comparable year-ago quarter. Foreign currency fluctuations had a negative impact on maintenance and support revenue by $32,000 for the quarter ended March 31, 2012. The increase in maintenance and support revenue was primarily due to the increased license revenue.

Maintenance and support revenue increased 17% to $9.3 million in the nine months ended March 31, 2012 from $8.0 million in the same period last year. The positive impact from the strengthening of the British Pound against the U.S. Dollar was $35,000 for the nine months ended March 31, 2012. The increase in maintenance and support revenue was primarily due to the maintenance and support associated with new license contracts totaling approximately $12.2 million that were entered into in the last four fiscal quarters.

Excluding the impact from any future foreign currency fluctuations, we expect recurring revenue to increase or remain relatively constant in future periods, but we anticipate total recurring revenue to increase in fiscal 2012.

Professional Services Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Professional services	$2,873	$2,051	$821	40%	$6,669	$4,890	$1,779	36%
Percentage of total revenue	25%	23%			20%	16%

Professional services revenue increased 40% to $2.9 million in the quarter ended March 31, 2012 from $2.1 million in the comparable year-ago quarter. The increase for the three months was primarily due to the increase in billable utilization and the timing of the completion of projects being delivered. Foreign currency fluctuations had a negative impact on professional services revenue of $13,000 for the quarter ended March 31, 2012. Professional services revenue represented 25% and 23% of total revenue for the quarters ended March 31, 2012 and 2011, respectively.

Professional services revenue increased 36% to $6.7 million in the nine months ended March 31, 2012 from $4.9 million in the same period last year. The increase was primarily due to the increase in billable utilization and the timing of the completion of projects being delivered. Foreign currency fluctuations had a positive impact on professional services revenue of $20,000 for the nine months ended March 31, 2012. Professional services revenue represented 20% and 16% of total revenue for the nine months ended March 31, 2012 and 2011, respectively.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase in fiscal 2012.

Cost of Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Cost of revenue	$3,465	$2,785	$680	24%	$9,521	$8,035	$1,485	18%
Percentage of total revenue	30%	31%			29%	25%
Gross margin	70%	69%			71%	75%

Cost of revenue for the quarter ended March 31, 2012 increased $680,000, or 24%, compared to the year-ago quarter. This increase was primarily due to an increase of (i) $743,000 in personnel and personnel-related expenses; (ii) $29,000 recurring revenue related expenses; offset by a decrease of (iii) $39,000 in outside consulting; (iv) $12,000 in third-party royalties; and (v) $41,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The gross margin remained relatively constant compared to the same quarter a year ago.

Cost of revenue for the nine months ended March 31, 2012 increased $1.5 million, or 18%, compared to the same period last year. This increase in total cost of revenue was primarily due to an increase of (i) $1.6 million in personnel and personnel-related expenses; (ii) $36,000 recurring revenue related expenses; offset by a decrease of (iii) $62,000 in outside consulting; (iv) $37,000 in third-party royalties; and (v) $46,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee;. The decrease in gross margin was primarily due to the decrease in license revenue.

In order to better understand the changes within our cost of revenue and resulting gross margin, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Cost of license	$10	$14	$(4)	(32)%	$(1)	$36	$(37)	(103)%
Percentage of license revenue	0%	0%			0%	0%
Gross margin	100%	100%			100%	100%

Cost of license revenue is the cost for third-party software paid as royalties and delivery costs for shipments to customers and has been insignificant for the three and nine months ended March 31, 2012 and 2011.

We anticipate cost of license to remain insignificant as a percentage of total license revenue in future periods.

Cost of Recurring Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Cost of recurring revenue	$1,339	$1,359	$(19)	(1)%	$3,896	$3,879	$17	0%
Percentage of recurring revenue	23%	26%			23%	26%
Gross margin	77%	74%			77%	74%

Cost of recurring revenue includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers.

Cost of recurring revenue for the quarter ended March 31, 2012 decreased $19,000, or 1% compared to the year-ago quarter. The decrease was primarily due to decreases of (i) $11,000 in personnel and personnel-related expenses; (ii) $12,000 in third-party royalties; (iii) $4,000 in outside consulting services; and (iv) $25,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee, offset by an increase of (v) $33,000 in related recurring expenses. The gross margin for the quarter ending March 31, 2012 was 77% compared to gross margin of 74% in the comparable year-ago quarter. The increase in the gross margin was primarily due to 12% increase in the recurring revenue while the cost of recurring revenue remained relatively constant through improved cost efficiency.

Cost of recurring revenue for the nine months ended March 31, 2012 increased $17,000, compared to the same period last year. The increase was primarily due to an increase of (i) $31,000 in personnel and personnel-related expenses; (ii) $73,000 in recurring revenue related expenses, offset by decreases of (iv) $33,000 in outside consulting services; (v) $37,000 in third-party royalties; and $17,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The gross margin for the nine months ending March 31, 2012 was 77% compared to gross margin of 74% compared to the same period last year. The increase in the gross margin was primarily due to 16% increase in the recurring revenue while the cost of recurring revenue remained relatively constant through improved cost efficiency.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to remain relatively constant as a percentage of revenue.

Cost of Professional Services

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Cost of professional services	$2,116	$1,412	$704	50%	$5,626	$4,120	$1,505	37%
Percentage of professional service revenue	74%	69%			84%	84%
Gross margin	26%	31%			16%	16%

Cost of professional services includes personnel costs for implementation, consulting and training services.

Cost of professional services revenue for the quarter ended March 31, 2012 increased $704,000, or 50%, compared to the year-ago quarter. The increase was primarily due to (i) an increase of $755,000 in personnel and personnel-related expenses; offset by decreases of (ii) $34,000 in outside consulting services; and (iii) $17,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The gross margin for the quarter ended March 31, 2012 was 26% compared to a gross margin of 31% in the comparable year-ago quarter. The decrease in the gross margin was primarily due to our increased investment in professional services personnel.

Cost of professional services revenue for the nine months ended March 31, 2012 increased $1.5 million, or 37%, compared to the same period last year. The increase was primarily due to (i) an increase of $1.6 million in personnel and personnel-related expenses offset by decrease in (ii) $29,000 in outside consulting services; and (iii) $29,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The gross margin for the quarter ended March 31, 2012 was 16%, the same gross margin rate as the comparable year-ago quarter.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in future periods.

Operating Expenses

Research and Development

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Research and development	$1,566	$1,308	$258	20%	$4,372	$4,065	$307	8%
Percentage of total revenue	13%	15%			13%	13%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Research and development costs for the quarter ended March 31, 2012 increased $258,000, or 20%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $282,000 in personnel and personnel-related expenses; and (ii) $25,000 in outside consulting services offset by a decrease of (iii) $49,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Research and development costs for the nine months ended March 31, 2012 increased $307,000, or 8%, compared to the same period last year. The increase was primarily due to increases of (i) $365,000 in personnel and personnel-related expenses; (ii) $38,000 in outside consulting services; offset by a decrease of (iii) $96,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Excluding the impact from any future foreign currency fluctuations, we anticipate research and development expense to increase slightly in absolute Dollars in future periods.

Sales and Marketing

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Sales	$5,030	$2,528	$2,502	99%	$12,446	$7,738	$4,708	61%
Marketing	936	637	299	47%	2,577	1,857	720	39%

Total sales and marketing	$5,966	$3,165	$2,801	88%	$15,023	$9,595	$5,428	57%
Percentage of total revenue	52%	36%			46%	30%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales expense for the quarter ended March 31, 2012 increased $2.5 million, or 99%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $2.3 million in personnel and personnel-related expense due to our expansion in sales team; (ii) $305,000 in outside consulting services offset by a decrease of (iii) $66,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and the British Pound.

Sales expense for the nine months ended March 31, 2012 increased $4.7 million, or 61%, compared to the same period last year. The increase was primarily due to increases of (i) $4.2 million in personnel and personnel-related expense due to our expansion in sales team; (ii) $437,000 in outside consulting services and (ii) $22,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and the British Pound.

Marketing expense for the quarter ended March 31, 2012 increased $299,000, or 47%, compared to the year-ago quarter. The increase was primarily due to (i) $204,000 in marketing program expense attributed to the expansion in sales team; (ii) $106,000 in personnel and personnel-related expenses; (iii) $16,000 in outside consulting services; offset by a decrease of (iv) $27,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Marketing expense for the nine months ended March 31, 2012 increased $720,000, or 39%, compared to the same period last year. The increase was primarily due to increases of (i) $449,000 in marketing program expense attributed to the expansion in sales team; (ii) $284,000 in personnel and personnel-related expenses; (iii) $28,000 in outside consulting services; offset by a decrease of (iv) $41,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Excluding the impact from any future foreign currency fluctuations and the change in sales commission, we anticipate sales and marketing expense to increase in future periods based upon our planned expansion of our worldwide sales team and planned investment in marketing and partner development.

General and Administrative

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
General and administrative	$1,445	$900	$545	61%	$4,286	$2,490	$1,796	72%
Percentage of total revenue	13%	10%			13%	8%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

General and administrative expense for the quarter ended March 31, 2012 increased $545,000, or 61%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $354,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment; (ii) $179,000 in bad debt expense; (iii) $52,000 in accounting and outside consulting expenses; offset by a decrease of (iv) 18,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (v) $22,000 in legal expense.

General and administrative expense for the nine months ended March 31, 2012 increased $1.8 million, or 72%, compared to the same period last year. The increase was primarily due to increases of (i) $710,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment; (ii) $463,000 accounting and outside consulting expenses and expenses related to the relisting of our stock on Nasdaq; (iii) $329,000 in legal expenses; (iv) $313,000 in bad debt expense; offset by a decrease of (v) $19,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Excluding the impact from any future foreign currency fluctuations, we anticipate general and administrative expense to remain relatively constant or increase slightly in future periods.

Stock-Based Compensation

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Cost of professional services and recurring revenue	$21	$8	$13	163%	$53	$22	$31	141%
Research and development	64	12	52	433%	105	41	64	156%
Sales and marketing	76	11	65	591%	181	32	149	466%
General and administrative	94	23	71	309%	181	63	118	187%

Total Stock-Based Compensation	$255	$54	$201	372%	$520	$158	$362	229%

Percentage of total revenue	2%	1%			2%	1%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees and directors, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The increase in stock-based compensation expense for the three and nine months ended March 31, 2012, as compared to the same periods last year, was due to a combination of the decrease of our forfeiture rate, an increase in our stock price and options that were granted and therefore began to vest in the last two quarters to new hires and to Ashutosh Roy, our president and CEO.

Income/ (Loss) from Operations

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Income/ (loss) from operations	$(935)	$757	$(1,692)	(223)%	$(474)	$7,292	$(7,766)	(107)%
Operating margin	(8)%	8%			(1)%	24%

Loss from operations for the quarter ended March 31, 2012 was $935,000 compared to the income from operations of $757,000 for the year-ago quarter. The increase in total revenue of $2.6 million was offset by an increase in total cost of revenue and operating expense of $4.3 million. The foreign exchange fluctuation between the U.S. Dollar and the British Pound of $94,000 had a negative impact on total revenue in the quarter. The increase in total cost and operating expense primarily consisted of (i) $3.7 million in personnel and personnel-related expense related to increase in headcount and compensation adjustments, (ii) $328,000 in outside consulting expenses; (iii) $204,000 in marketing program expense; (iv) $179,000 in bad debt expense; (v) $131,000 in accounting and professional fees (vi) $50,000 in recurring revenue related expenses; offset by decreases of (vii) $201,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (viii) $22,000 in legal expense; and (viv) $16,000 in third party royalties and license related expenses.

Loss from operations for the nine months ended March 31, 2012 was $474,000 compared to income from operations of $7.3 million for the same period last year. The increase in total revenue of $1.2 million net of a positive impact of approximately $143,000 from the exchange rate changes between the British Pound and the U.S. Dollar was further impacted by increases in total cost of revenue and operating expense of $9.0 million. The increase in total cost and operating expense primarily consisted of (i) $6.9 million in personnel and personnel-related expense related to increase in headcount and compensation adjustments, (ii) $329,000 in legal expense; (iii) $449,000 in marketing program expense; (iv) $609,000 in outside consulting expenses; (v) $625,000 in accounting and professional fees, (vi) $313,000 in bad debt expense; (vii) $84,000 in recurring revenue related expenses; offset by decrease of (viii) $74,000 in third party royalties and license related expenses; and (viv) $180,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Interest Expense, Net

Interest expense decreased 26% to $199,000 in the quarter ended March 31, 2012 from $270,000 in the comparable year-ago quarter. Interest expense decreased 29% to $588,000 in the nine months ended March 31, 2012 from $832,000 in the same period last year. The decrease for the three and nine months ended March 31, 2012 was primarily due to partial payment made on the related party note balances, offset by an increase in bank borrowings at a lower interest rate. We expect the interest expense to decrease in future periods.

Other Income/ (Expense), Net

We recorded other expense of $44,000 for the quarter ended March 31, 2012 compared to other income of $112,000 for the comparable year-ago quarter. Other expense for the nine months ended March 31, 2012 was $306,000 compared to other income of $83,000 in the same period last year. Other expense for the three and nine months ended March 31, 2012 was primarily due to the exchange rate loss on foreign accounts receivable.

Income Tax Provision

We recorded an income tax expense of $54,000 for the quarter ended March 31, 2012 compared to an income tax expense of $32,000 for the comparable year-ago quarter. Income tax expense for the nine months ended March 31, 2012 was $132,000 compared to the income tax expense of $116,000 in the same period last year. The income tax expense recorded for the three and nine months ended March 31, 2012 was primarily related to our foreign subsidiaries. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forward deferred tax assets which had previously been reserved for with a valuation allowance.

Liquidity and Capital Resources

Overview

As of March 31, 2012 our total cash and cash equivalents and restricted cash was $12.2 million and a negative working capital of $820,000 compared to cash and cash equivalents of $12.4 million and a working capital of $3.8 million as of June 30, 2011. As of March 31, 2012, our deferred revenue was $6.4 million compared to $5.8 million on June 30, 2011.

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

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders (See Note 7—“Related Party Notes Payable” to our unaudited condensed consolidated financial statements). Pursuant to the Agreement we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock, and (ii) extended the maturity date of the remaining outstanding indebtedness to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock. On June 30, 2011, and pursuant to the Agreement we paid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. In addition we made a partial payment to Mr. Roy for $2.9 million, including accrued interest, against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. As of June 30, 2011, the principal, net of discount and interest due on the loans was $5.0 million and warrants to purchase 307,022 shares of common stock, were vested and outstanding. As of March 31, 2012, the principal, net of discount and interest due on the loans was $5.5 million, and there were no outstanding warrants to purchase shares of common stock.

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of the Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit has a maturity date of June 27, 2012 and bears interest at a rate of prime plus 0.75% per annum. As of March 31, 2012 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest. As of March 31, 2012 the amount outstanding under the Comerica Term Loan was $3.8 million with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of March 31, 2012 we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. Pursuant to an Amendment entered into on December 28, 2011, the Comerica Credit Facility requires Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of June 2012.

On March 31, 2012, we entered into Amendment No.1 to the Agreement dated September 24, 2008, under which $5.5 million is outstanding as of March 31, 2012. Pursuant to the Amendment and subject to the terms and conditions contained therein, the Company and Mr. Roy have agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note is $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the Maturity Date without interest penalty.

Cash Flows

Net cash provided by operating activities was $1.8 million for the nine months ended March 31, 2012 compared to net cash provided operating activities of $7.4 million from the same period last year. Net cash provided by operating activities for the nine months ended March 31, 2012 consisted primarily of a net loss of $1.5 million, plus non-cash expenses related to depreciation of $540,000, stock-based compensation of $520,000, accrued interest and amortization of discount on related party notes of $478,000, provision for doubtful accounts of $261,000 and the net change in operating assets and liabilities of $1.5 million.

The net change in operating assets and liabilities for the nine months ended March 31, 2012 primarily consisted of a decrease in accounts receivable of $2.1 million, an increase of $329,000 in accounts payable and an increase of $572,000 in deferred revenue. This was partially offset by decreases of $548,000 in accrued liabilities, $377,000 in accrued compensation, $16,000 in other long term liabilities and $504,000 increase in prepaid and other assets. The decrease in accounts receivable was primarily due to the decrease in new license business. The increase in deferred revenue was primarily due to the timing of payments for hosting and support renewal contracts. The decrease in accrued compensation was primarily related to the decrease in accrued commission and the payout of employee accrued bonuses from fiscal year 2011. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the payment of accounting and professional fees. The increase in prepaid and other assets primarily included the security deposits for additional India’s office space and the additional prepaid third party royalties.

Net cash provided by operating activities for the nine months ended March 31, 2011 consisted primarily of a net income of $6.4 million, plus non-cash expense related to accrued interest and amortization of discount on related party notes of $846,000, depreciation of $441,000, stock-based compensation of $158,000, offset by a decrease in allowance of doubtful account of $167,000, and the net change in operating assets and liabilities of $341,000.

The net change in operating assets and liabilities for the nine months ended March 31, 2011 primarily consisted of an increase in accounts receivable by $865,000 and a decrease in accounts payable of $326,000 and accrued liabilities of $445,000. This was partially offset by an increase of $1.2 million in deferred revenue and $171,000 in long term liabilities. The increase in deferred revenue was primarily related to the deferral of support from the large license transaction and the support renewals entered into in the prior quarter.

Net cash used in investing activities was $878,000 for the nine months ended March 31, 2012 compared to net cash used in investing activities of $1.2 million for the same period last year. Cash used in investing activities for the nine months ended March 31, 2012 primarily included $1.5 million for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased hosted customers and new employees, offset by $605,000 in proceeds from sale of short-term investments. Cash used in investing activities for the nine months ended March 31, 2011 included purchases of short-term and long-term investments of $636,000 and $576,000 for the purchase of equipment and software to support the increase in our hosting business and for new employees.

Net cash used in financing activities was $2.1 million for the nine months ended March 31, 2012 compared to net cash provided by financing activities of $1.4 million for the same period last year. Net cash used in financing activities for the nine months ended March 31, 2012 primarily included an increase of $1.0 million in restricted cash, payments of $1.3 million on existing bank borrowings, $28,000 for payment on capital leases, offset by net proceeds of $131,000 on the exercise of stock options. Net cash provided by financing activities for the nine months ended March 31, 2011 primarily included proceeds from exercise of stock options of $738,000, proceeds from exercise of warrants of $1.2 million, offset by payment of $276,000 on the repurchase of our stock, $122,000 payment on capital leases and $94,000 payments on existing bank borrowings.

Commitments

On February 10, 2012, we entered into a lease agreement for approximately 7,500 additional square footage space to support our operations in Slough, England. The addition increases the total leased space to 15,000 square feet and expires on December 20, 2016. We estimate the average amount of annual payments to be approximately $100,000.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and discussed in the commitments section of “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at March 31, 2012 totaled approximately $7.0 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended March 31, 2012, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on October 25, 2001, a number of securities class action complaints were filed against us, and certain of our then serving officers and directors and underwriters connected with our initial public offering of common stock. The class actions were filed in the U.S. District Court for the Southern District of New York. The complaints alleged generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints sought an unspecified amount in damages on behalf of persons who purchased the common stock between September 23, 1999 and December 6, 2000. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 actions were consolidated into a single action called In re Initial Public Offering Sec. Litig. In 2003, we and the other issuer defendants (but not the underwriter defendants) reached an agreement with the plaintiffs to resolve the cases as to our liability and that of our officers and directors. The settlement involved no monetary payment or other consideration by us or our officers and directors and no admission of liability. On August 31, 2005, the Court issued an order preliminarily approving the settlement. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. Meanwhile the consolidated case against the underwriters proceeded. In October 2004, the Court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that the class certified by the District Court could not be certified. In re Initial Public Offering Sec. Litig., 471 F.3d 24 (2d Cir. 2006), modified F 3d 70 (2d Cir. 2007). The Second Circuit’s holding, while directly affecting only the underwriters, raised doubt as to whether the settlement class contemplated by the proposed issuer settlement could be approved. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Thereafter pretrial proceedings resumed. In March 2009, all parties agreed on a new global settlement of the litigation; this settlement included underwriters as well as issuers. Under the settlement, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement. On October 5, 2009, the Court issued an order finally approving the settlement. Starting on or about October 23, 2009, some would-be objectors to the certification of a settlement class (which occurred as part of the October 5, 2009 order) petitioned the Court for permission to appeal from the order certifying the settlement class, and on October 29 and November 2, 2009, several groups of objectors filed notices of appeal seeking to challenge the Court’s approval of the settlement. On November 24, 2009, the Court signed, and on, December 4, 2009, the Court entered final judgment pursuant to the settlement dismissing all claims involving us. The appeals remain pending and briefing on the appeals was set to begin in October 2010 and end in the spring of 2011. On October 7, 2010, lead plaintiffs and all but two of the objectors filed a stipulation pursuant to which these objectors withdrawing their appeals with prejudice. The remaining two objectors, however, are continuing to pursue their appeals and have filed their opening briefs. On December 8, 2010, plaintiffs moved to dismiss the appeals. On March 2, 2011, one of the two appellants, appearing pro se, filed a stipulated dismissal of his appeal with prejudice. On May 17, 2011, the Court of Appeals dismissed the appeals of two of the three remaining appellants, and directed the district court to determine whether the third and final appellant had standing. On August 25, 2011, the district court determined that the final appellant lacked standing. On January 9, 2012, the remaining parties entered into a settlement. In accordance with the settlement agreement the appeal and all related matters were dismissed with prejudice. This litigation has concluded. We did not accrue any liability in connection with this matter as we did not expect the outcome of this litigation to have a material impact on our financial condition.

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer has subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. In October 2011, we filed our answer to LaQuinta Corporation’s third party claim. On February 15, 2012, we entered into a Settlement Agreement with LaQuinta and LaQuinta filed a Motion to dismiss the case. The Court dismissed the matter on March 6, 2012.

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In October 2011, we were relisted on the Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain the minimum price per share required by the Nasdaq Stock Market LLC, we risk being delisted from Nasdaq.

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

There were no repurchased shares of stock in the quarter ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2012	eGAIN COMMUNICATIONS CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.