Form 10-K
period 2012-06-30
EGAIN COMMUNICATIONS CORP
filed 2012-09-25
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-30260

eGain Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1252 Borregas Avenue, California 94089	(408)636-4500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2011, was approximately $38.6 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 21, 2012
Common Stock $0.001 par value	24,568,513

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Stockholders.

eGAIN COMMUNICATIONS CORPORATION

2012 FORM 10-K

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: Our hybrid revenue model may impact our operating results; continued lengthy and delayed sales cycles; our failure to compete successfully in the markets in which we do business; our history of net losses and our ability to sustain profitability; the adequacy of our capital resources and need for additional financing; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; the operational integrity and maintenance of our systems; an unauthorized access is obtained to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between hosting and license transactions when compared with management’s projections; the anticipated revenue to us from the Cisco OEM agreement; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth and geographical and currency fluctuations. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

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

Industry Background

As products get commoditized in a global economy, differentiation increasingly depends on customer interactions. For businesses that sell to consumers (B2C), one poor customer experience can be amplified and spread overnight through social networks. Consumers expect businesses to serve them conveniently and intelligently across all touch points. Furthermore, multichannel customers are more demanding and spend more than the average customer. Not surprisingly, businesses are looking for efficient, scalable solutions to deliver smart multichannel customer interactions.

Traditional CRM solutions are not designed for the multichannel world. Mostly, they see the phone as the primary customer contact channel. Other channels like web and social are seen as secondary and are often not designed in the solution from the start. As a result, customer experience delivered through these platforms tends to be fragmented and inconsistent across channels. For instance, unified customer history across channels requires solution integration and user interface patchwork.

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

•

Increase revenue through improved sales conversion and cross-sell.    In addition to strengthening customer relationships, our solution helps businesses convert website visitors into buyers. It also helps agents to contextually up-sell and cross-sell products in the course of customer interactions. A visitor to a website that uses eGain can be proactively offered personalized promotional content or real-time assistance based on configurable business rule informed by visitor behavior and history. Visitors can interact with a customer service representative live over the Web through click to call, chat and cobrowse to inquire about and buy a product. Customers calling into a service center can be offered powerful cross-sell offers by agents using the expert reasoning capability of eGain.

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

•

eGain Chat™ enables website visitors to conduct text and video chats with agents. It gives representatives a comprehensive set of tools for serving customers in real-time. eGain Chat supports two-way, “follow me” web browsing so that agents and customers can lead each other to specific web pages for faster issue resolution. The system’s powerful, query-specific routing and workflow maximize both agent productivity and interaction quality.

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

•

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

•	eGain Widgets™ enable contextual access to knowledge and account information through mobile devices and web pages.

•

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

•

eGain Community™ enables the creation and management of online communities or forums, community knowledge harvesting, and single-sourced publishing. Forum posts are searchable from portals, and can be submitted as content for the Knowledge Base Adapters to allow integration with existing forums.

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

•	eGain SecureMail™ for authenticated web-based access to confidential emails. It is widely used in financial services sector and other regulated industries.

•	eGain EncryptedMail™ for encrypted email payload delivered to the customer’s mailbox (push), complementing eGain SecureMail (invitation to secure website to share payload).

•

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

•

eGain KnowledgeAgent™ empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This application delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain KnowledgeAgent uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. eGain Multisearch enables simple search-based access to various types of federated content and guided help.

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

Operations

We serve our customers and end users from several secure data centers worldwide. Physical security features at these facilities include 24x7x365 on-site security, three physical barriers and multiple access controls. The systems at these facilities are protected by firewalls and encryption technology we utilize. Operational redundancy features include redundant power, on-site backup generators, multiple carrier entrance facilities, and robust environmental controls and monitoring.

We employ a wide range of security features, including two-factor authentication, data encryption, encoded session identifications and passwords. We contract with specialized security vendors to conduct regular security audits of our infrastructure. We also employ outside vendors for 24x7x365 managed network security and monitoring. Every page we serve is delivered encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption in our storage systems and backup technology.

We continuously monitor the performance of our application suite using a variety of automated tools. We designed our infrastructure with built-in redundancy for all key components. Our network includes redundant firewalls, switches and intrusion detection systems, and incorporates failover backup for maximum uptime. We load balance at each tier in the network infrastructure. We also designed our application server clusters so that servers can fail without interrupting the user experience, and our database servers are clustered for failover. We regularly back up and store customer data both on and off-site in secure locations to minimize the risk of data loss at any facility.

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large enterprises (over $500 million in annual revenue). For the fiscal year ended June 30, 2012, international revenue accounted for 44% and domestic revenue for 56% of total revenue, compared to 53% and 47% respectively for fiscal year 2011 and 47% and 53% respectively for fiscal year 2010.

One customer accounted for about 10% of total revenue in fiscal year 2012, compared to 22% and 14% respectively in fiscal years 2011 and 2010.

Competition

We compete with other application software vendors including Avaya, Inc., Genesys Telecommunications, Kana Software, Inc., Live Person, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, and Salesforce.com, Inc. that may attempt to sell customer interaction software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services.

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

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly Business to Consumer (B2C) enterprises, through a combination of our direct sales force and partners. We target our sales efforts at Enterprise companies. Our North American direct sales organization is based at our corporate headquarters in Sunnyvale, California, with field sales presence throughout the United States. Internationally, we have field offices in France, Germany, Ireland, Italy, India, the Netherlands and the United Kingdom.

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

Marketing and Partner Strategy

Our marketing strategy is to build our brand around innovative and robust products trusted by leading enterprises. Our marketing organization focuses on public relations, analyst relations, marketing communications and demand generation. We employ a wide range of marketing avenues to deliver our message, including print and Internet advertising, targeted electronic and postal mailing, email newsletters, and a variety of trade shows, seminars, webinars, and interest groups.

Our marketing group also produces sales tools, including product collateral, customer case studies, demonstrations, presentations, and competitive analyses. In addition, the group performs market analyses and customer reviews to identify and develop key partnership opportunities and product capabilities.

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

As of fiscal year ended June 30, 2012, there were approximately 138 employees engaged in worldwide sales and marketing activities.

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

As of fiscal year ended June 30, 2012, we had approximately 100 professionals providing worldwide services for systems installation, solutions development, application management, and education.

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

As of fiscal year ended June 30, 2012, there were approximately 33 employees engaged in worldwide customer support services.

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

As of fiscal year ended June 30, 2012, there were approximately 113 employees engaged in worldwide product development activities. We spent approximately $6.1 million on research and development in fiscal year 2012, and $5.6 million and $5.5 million respectively in fiscal years 2011 and 2010.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

We continually assess the propriety of seeking intellectual property protection for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Future applications may or may not receive the issuance of valid patents or registered trademarks.

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

Third parties may infringe or misappropriate our intellectual property and similar proprietary rights. In addition, other parties may assert infringement claims against us. Our products may infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of fiscal year ended June 30, 2012, we had 454 full-time employees, of which 113 were in product development, 157 in services and support, 138 in sales and marketing, and 46 in finance and administration.

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

The continued global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our hybrid revenue model may impact our operating results

We have a hybrid delivery model meaning that we offer our solutions on a hosted or license basis to our customers. For license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. Whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions This could be exacerbated if we have more customers that choose the hosted solution over our licensed solution; causing us to increase the amount of revenue recognized ratably over the life of the contract therefore resulting in our total revenue to decrease in the short-term.

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

We must compete successfully in our market segment

The market for customer interaction software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Avaya, Inc., Genesys Telecommunications, Kana Software, Inc, Live Person, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc. and similar companies that may attempt to sell customer interaction software to their installed base.

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

If we fail to expand and improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to become more productive. If we are not able to effectively develop and maintain awareness of our products in a cost-effective manner, we may not achieve widespread acceptance of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in other areas of the Company and may result in further decline of the market price of our common stock.

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

We sometimes rely on system integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these system integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and system integrators may develop market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated, our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

Our international operations involve various risks

We derived 44% of our revenue from international sales for the fiscal year 2012 compared to 53% for the fiscal year 2011, and 47% for fiscal year 2010. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

About 47% of our workforce is employed in India. Of these employees, more than 41% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2012 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms.

Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

Claims could be made against online services companies under both U.S. and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

The Digital Millennium Copyright Act, or DMCA, is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of The Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

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

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders

Our directors and executive officers, together with members of their immediate families, beneficially owned, in the aggregate, approximately 42% of our outstanding capital stock as of our record date, September 21, 2012. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. A significant amount of our computer and communications systems are located in Sunnyvale, California. Due to our location, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events.

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

The terms we agree to in our Service Level Agreements or other contracts may expose us to increased risk through indemnity or other provisions.

Our Service Level Agreement (SLA) could impose additional risks in the form of added indemnification, service credits for system unavailability, and loss, damage or costs resulting from use of our system. Our typical SLA does provide the customer with unavailability credit.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party access to their customer data located in our hosting environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

If we are unable to successfully detect weaknesses or errors in our internal controls, the trading price of our common stock may decline and adversely impact our ability to attract new and continued investors.

As a smaller reporting company, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. An adverse opinion on our internal controls over financial reporting would indicate an inability to detect weaknesses or errors in our internal controls. If the Company fails to have effective internal control over financial reporting or is unable to complete any necessary modifications to its internal control reporting, investors could lose confidence in the accuracy and completeness of our financial reports and in the reliability of the Company’s internal control over financial reporting, which could cause the price of our common stock to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties:

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Sunnyvale, California	Corporate Headquarters	20,640	2016
Pune, India	Corporate Offices	33,262	2017
Noida, India	Corporate Offices	5,374	2014
Slough, England	European Headquarters	14,000	2016

ITEM 3.	LEGAL PROCEEDINGS

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

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer had subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on

September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. In October 2011, we filed our answer to LaQuinta Corporation’s third party claim. On February 15, 2012, we entered into a Settlement Agreement with LaQuinta and LaQuinta filed a Motion to dismiss the case. The Court dismissed the matter on March 6, 2012.

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

As of October 12, 2011, NASDAQ Stock Market LLC approved the Company’s application for listing of its common stock under the symbol “EGAN”. Prior to this date, eGain’s common stock was traded on the OTC Bulletin Board under the symbol “EGAN.OB”.

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s Common Stock as reported by the OTC Bulletin Board or the NASDAQ Stock Market LLC, as applicable.

	High	Low
Year Ended June 30, 2012
First Quarter	$5.02	$2.55
Second Quarter	$9.48	$4.01
Third Quarter	$7.46	$4.87
Fourth Quarter	$6.02	$3.31

Year Ended June 30, 2011
First Quarter	$0.94	$0.50
Second Quarter	$1.75	$0.65
Third Quarter	$2.95	$1.15
Fourth Quarter	$3.99	$2.35

(b) Holders

As of September 21, 2012, there were approximately 207 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 3,700 beneficial stockholders of our common stock as of September 21, 2012.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Plan	296,012	$1.22	—
2005 Stock Incentive Plan	1,499,761	$1.96	793,905
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	77,477	$1.28	—
2005 Management Stock Option Plan	865,000	$2.33	298,000

Total	2,738,250	$1.98	1,091,905

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan, pursuant to which the Compensation Committee may grant non-qualified stock options to purchase up to 962,400 shares of eGain common stock, at an exercise price of not less than 100% of the fair market value of such common stock, to directors, officers and key employees of the Company and its subsidiaries. In both November 2007 and September 2011, our board of directors approved an increase of 500,000 shares for issuance under the 2005 Management Plan. Options granted under the 2005 Management Plan are subject to vesting as determined by the Compensation Committee. The options are exercisable for up to ten years from the date of grant.

(e) Issuer Repurchases of Equity Securities

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the fiscal year 2011 and 2010, we repurchased 213,243 shares at an average price of $1.29 and 108,308 shares at an average price of $1.00 per share, respectively. There were no shares repurchased during fiscal year 2012.

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

	Year ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share information)
Revenue:
License	$11,067	$17,371	$7,389	$8,613	$6,570
Recurring	23,594	20,040	16,617	15,382	15,330
Professional services	8,703	6,654	5,871	9,224	8,207

Total revenue	43,364	44,065	29,877	33,219	30,107
Cost of license	(39)	34	168	263	80
Cost of recurring	5,363	5,273	4,492	4,371	4,395
Cost of professional services	8,112	5,609	5,048	6,112	7,161

Total cost of revenue	13,436	10,916	9,708	10,746	11,636

Gross profit	29,928	33,149	20,169	22,473	18,471

Operating expenses:
Research and development	6,132	5,551	5,510	5,481	5,098
Sales and marketing	21,181	13,932	10,226	10,465	11,747
General and administrative	5,743	3,974	3,211	3,271	4,240

Total operating expenses	33,056	23,457	18,947	19,217	21,085

Income / (loss) from operations	(3,128)	9,692	1,222	3,256	(2,614)
Interest expense, net	(722)	(1,230)	(1,123)	(1,435)	(1,659)
Other income / (expense)	(677)	245	(67)	230	332

Income / (loss) before income tax	(4,527)	8,707	32	2,051	(3,941)
Income tax benefit / (expense), net	(390)	(196)	(159)	129	(206)

Net income / (loss)	$(4,917)	$8,511	$(127)	$2,180	$(4,147)

Per share information:
Basic net income / (loss) per common share	$(0.20)	$0.37	$(0.01)	$0.11	$(0.27)

Diluted net income / (loss) per common share	$(0.20)	$0.35	$(0.01)	$0.11	$(0.27)

Weighted average shares used in computing basic net income / (loss) per common share	24,329	22,709	22,180	20,611	15,330

Weighted average shares used in computing diluted net income / (loss) per common share	24,329	24,289	22,180	20,612	15,330

Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of professional services and recurring revenue	$77	$32	$35	$29	$41
Research and development	$180	$52	$78	$46	$57
Sales and marketing	$274	$46	$49	$25	$67
General and administrative	$325	$88	$82	$141	$153

	June 30,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$10,946	$13,057	$5,733	$7,511	$3,790
Working capital	$1,905	$3,847	$(1,055)	$(1,883)	$(2,666)
Total assets	$26,345	$28,224	$15,316	$18,636	$13,914
Deferred revenue	$8,083	$5,824	$5,103	$5,531	$5,164
Long-term debt	$7,230	$3,333	$8,752	$7,999	$16,553

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal year 2012, we recorded annual revenue of $43.4 million and loss from operations of $3.1 million, compared to annual revenue of $44.1 million and income from operations of $9.7 million in fiscal year 2011. The year-over-year decrease in total revenue was primarily driven by the decrease of 36% in license revenue as we see our business shift more toward a hosting delivery model. Recurring revenue was $23.6 million in fiscal year 2012, an increase of 18% from fiscal year 2011. Professional services revenue was $8.7 million in fiscal year 2012, an increase of 31% from fiscal year 2011. Cash provided by operations was $1.0 million for fiscal year 2012, compared to cash provided by operations of $6.8 million for fiscal year 2011.

Based upon the strong increase in the demand for our products and services we continued to increase our investment in sales and marketing and began to expand our distribution capability during fiscal year 2012. If the demand continues for our products and services, we intend to continue to increase our sales and marketing investments and the expansion of distribution capability in fiscal year 2013. In addition, we intend to make further investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. Due to our fluctuations in business, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance, but we anticipate an increase in revenue in fiscal year 2013.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, are not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2012, unbilled deferred revenue increased to $20.7 million, up from approximately $11.9 million as of June 30, 2011.

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

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue include hosting and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

We apply the provisions of Accounting Standards Codification, or ASC, 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for hosting transactions to determine the accounting treatment for multiple elements. We also apply ASC 605 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

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

We use signed software license, services agreements and order forms as evidence of an arrangement for sales of software, hosting, maintenance and support. We use signed engagement letters as evidence an arrangement for professional services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 2%, 5% and 4% in fiscal years 2012, 2011 and 2010, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction. These include items such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer hosting relationship, once hosting has gone live or system ready. We currently estimate the life of the customer hosting relationship to be approximately 27 months, based on the average life of all hosting customer relationships.

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

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from hosting and support services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable hosting or support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In June 30, 2012, deferred revenue increased to $8.1 million, compared to $5.8 million at June 30, 2011.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events. Prior to October 2009, in developing our estimate of expected life of a stock option, we used a temporary method to develop the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected life would be presumed to be the mid-point between the vesting date and the end of the contractual term. In October 2009 we changed from using this approach to basing it on the historical exercise behavior, cancellations of all past option grants made by the company during the time period in which its equity shares have been publicly traded the contractual term, the vesting period and the expected remaining term of the option. The change in the estimate did not have a material effect on either the expected life or the valuation of the stock options. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 8% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Valuation of Goodwill

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment (or more frequently if impairment indicators arise). We perform an annual goodwill impairment review April 1 every year and we have found no impairment in the last three years.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends unsecured credit to its customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilize different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount deemed uncollectible.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with ASC 840, Leases. When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Deferred tax valuation allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred assets. As of June 30, 2012, we had a valuation allowance of approximately $78.5 million of which approximately $76.8 million was attributable to U.S. and state net operating losses and research and development credit carry forwards.

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

	2012	2011	2010
Revenue:
License	26%	39%	25%
Recurring revenue	54%	46%	55%
Professional services	20%	15%	20%

Total revenue	100%	100%	100%
Cost of license	0%	0%	1%
Cost of recurring revenue	12%	12%	15%
Cost of professional services	19%	13%	16%

Total cost of revenue	31%	25%	32%

Gross profit	69%	75%	68%
Operating expenses:
Research and development	14%	12%	18%
Sales and marketing	49%	32%	34%
General and administrative	13%	9%	12%

Total operating expenses	76%	53%	64%

Income / (loss) from operations	(7)%	22%	4%

Revenue

Total revenue, which consists of license revenue, recurring revenue and professional services revenue, was $43.4 million, $44.1 million, and $29.9 million, in fiscal years 2012, 2011, and 2010, respectively.

In fiscal year 2012, total revenue decreased 2%, or $702,000, from the prior year. Our international sales accounted for approximately 44% of total revenue in fiscal year 2012, a decrease from 53% of total revenue in fiscal year 2011. The impact of the foreign exchange fluctuation between the U.S. dollar, the Euro and British pound in total revenue was minimal in both fiscal year 2012 and 2011. One customer accounted for about 10% of total revenue in fiscal year 2012. One customer accounted for 22% and 14% of total revenue in fiscal years 2011 and 2010, respectively.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. This unpredictability has increased due to the global economic slowdown and the increased volatility of the value of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new hosting and license transactions in a quarter could also have an impact on our revenue in a particular quarter. We are continuing to see the license business shift toward a hosting delivery model. The value of new hosting transactions, as a percentage of combined new hosting, new license and support business, was approximately 55% and 22% for the fiscal years 2012 and 2011, respectively. For license transactions the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place whereas, for hosting transactions, hosting revenue is recognized ratably over the term of the hosting contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions, but we anticipate total revenue to increase in fiscal year 2013.

License Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Revenue:
License	$11,067	$17,371	$7,389	$(6,304)	(36)%	$9,982	135%
Percentage of total revenue	26%	39%	25%

License revenue was $11.1 million, $17.4 million, and $7.4 million in fiscal years 2012, 2011, and 2010, respectively. This represents a decrease of 36% or $6.3 million, in fiscal year 2012 from fiscal year 2011, compared to an increase of 135% or $10.0 million, in fiscal year 2011 from fiscal year 2010. License revenue represented 26%, 39%, and 25% of total revenue for the fiscal years 2012, 2011, and 2010, respectively.

License revenue in fiscal year 2012 included approximately $5.8 million from five transactions with an average deal size of $1.0 million. The decrease in license revenue is primarily attributable to a shift to the hosting delivery model in fiscal year 2012. The impact from the foreign currency fluctuations on license revenue was minimal in fiscal year 2012.

License revenue in fiscal year 2011 included a large transaction of approximately $7.0 million, a total of approximately $5.4 million from four other transactions with average deal size over $1.0 million and $1.2 million from the Cisco OEM agreement. License revenue in fiscal year 2011 was negatively impacted by $227,000 due to the strengthening of the U.S. dollar against the Euro in which certain licenses were denominated.

Given the general unpredictability in the length of current sales cycles, the mix between hosting and license transactions, the uncertainty in the global economy and the volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods, but we anticipate total license revenue to increase in fiscal year 2013.

Recurring Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Revenue:
Hosting	$11,196	$9,244	$7,538	$1,952	21%	$1,706	23%
Maintenance and support	$12,398	$10,796	$9,079	$1,602	15%	$1,717	19%

Total recurring revenue	$23,594	$20,040	$16,617	$3,554	18%	$3,423	21%
Percentage of total revenue	54%	46%	55%

Recurring revenue includes hosting and software maintenance and support revenue. Recurring revenue was $23.6 million, $20.0 million, and $16.6 million in fiscal years 2012, 2011, and 2010, respectively. This represented an increase of 18%, or $3.5 million, in fiscal year 2012 compared to fiscal year 2011 and an increase of 21%, or $3.4 million in fiscal year 2011 compared to fiscal year 2010. Recurring revenue represented 54%, 46%, and 55% of total revenue for the fiscal years 2012, 2011 and 2010, respectively.

Hosting revenue was $11.2 million, $9.2 million and $7.5 million in fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 21%, or $2.0 million in fiscal year 2012 compared to fiscal year 2011 and an increase to 23%, or $1.7 million, in fiscal year 2011 compared to fiscal year 2010.

The increase in fiscal year 2012 was primarily due to the shift from license to our hosting model. The increase in new hosting contracts with current enterprise customers included six new hosting contracts totaling approximately $10.9 million that are recognized ratably over the contractual term. The impact from the foreign currency fluctuations on hosting revenue was minimal in fiscal year 2012.

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

Excluding the impact from any further foreign currency fluctuations, we expect hosting revenue to increase in fiscal year 2013 based upon current renewal rates for existing hosted customers and the projected levels of new hosting agreements.

Maintenance and support revenue consist of technical support and software upgrades and enhancements. Maintenance and support revenue was $12.4 million, $10.8 million and $9.1 million in fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 15%, or $1.6 million in fiscal year 2012 compared to fiscal year 2011 and an increase of 19%, or $1.7 million in fiscal year 2011 compared to fiscal year 2010.

The increase in fiscal year 2012 was primarily due to the new license contracts totaling approximately $14.4 million that were entered into in last four quarters, from quarter ended June 30, 2011 through quarter ended March 31, 2012. In addition, the renewal rate for fiscal year 2012 improved from fiscal year 2011. The impact from the foreign currency fluctuations on maintenance and support revenue was minimal in fiscal year 2012.

The increase in fiscal year 2011 was primarily due to the increase in license sales in the last quarter of fiscal year 2010 for which the support revenue was recognized starting in fiscal year 2011 and the high renewal rates for existing maintenance and support customers. The impact from the foreign currency fluctuations on maintenance and support revenue was minimal in fiscal year 2011.

Excluding the impact from any future foreign currency fluctuation, we expect maintenance and support revenue to increase or remain relatively constant in fiscal year 2013 based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Revenue:
Professional services	$8,703	$6,654	$5,871	$2,049	31%	$783	13%
Percentage of total revenue	20%	15%	20%

Professional services revenue was $8.7 million, $6.7 million and $5.9 million in fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 31%, or $2.0 million in fiscal year 2012 compared to fiscal year 2011 and an increase of 13%, or $783,000, in fiscal year 2011 compared to fiscal year 2010.

The increase in fiscal year 2012 was primarily due to the increase in demand for professional service activities such as system implementation, consulting and training. The impact from the foreign currency fluctuations on professional services revenue was minimal in fiscal year 2012.

The increase in fiscal year 2011 was primarily due to the increase in billable utilization and the timing of revenue recognition for projects being delivered. The foreign currency fluctuations had a positive impact of $208,000 on professional services revenue in fiscal year 2011.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase in fiscal year 2013 based upon our current sales pipeline and current sales trend.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Cost of revenue	$13,436	$10,916	$9,708	$2,520	23%	$1,208	12%
Percentage of total revenue	31%	25%	32%
Gross Margin	69%	75%	68%

Total cost of revenue was $13.4 million, $10.9 million and $9.7 million in fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 23%, or $2.5 million, in fiscal year 2012 compared to fiscal year 2011 and an increase of 12%, or $1.2 million, in fiscal year 2011 compared to fiscal year 2010.

Total cost of revenue as a percentage of total revenue was 31% for fiscal year 2012 , 25% for fiscal year 2011 and 32% for fiscal year 2010.

The increase in fiscal year 2012 was primarily due to increases of (i) $2.7 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) $91,000 in hosting related expenses, and was partially offset by decreases in (i) international subsidiaries’ expenses of approximately $179,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (ii) $73,000 in license related expenses, and (iii) $13,000 in outside consulting expense.

The increase in fiscal year 2011 was primarily due to (i) an increase of $1.3 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) and an increase in outside consulting expense of $98,000, and was partially offset by a decrease of $198,000 in third-party software royalties.

Gross margin was 69% for fiscal year 2012, 75% in fiscal years 2011 and 68% in fiscal year 2010. The decrease in gross margin was primarily due to the decrease of license revenue as a percentage of total revenue in fiscal 2012, when compared to fiscal 2011.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Cost of license	$(39)	$34	$168	$(73)	(215)%	$(134)	(80)%
Percentage of license revenue	0%	0%	2%
Gross Margin	100%	100%	98%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $(39,000), $34,000 and $168,000 in fiscal years 2012, 2011 and 2010, respectively. This represented a decrease of 215%, or $73,000, in fiscal year 2012 compared to 2011 and a decrease of 80%, or $134,000, in fiscal year 2011 compared to 2010. Total cost of license as a percentage of total license revenue was approximately 0% (a gross margin of 100%) in fiscal years 2012 and 2011 and to 2% (a gross margin of 98%) in fiscal year 2010.

The decrease in cost of license in fiscal year 2012 was primarily due to third party royalties credits applied. The decreases in both fiscal years 2011 and 2010 were due to a decrease in third party royalties.

We anticipate cost of license to increase slightly as a percentage of total license revenue in future periods.

Cost of Recurring Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Cost of recurring revenue	$5,363	$5,273	$4,492	$90	2%	$781	17%
Percentage of recurring service revenue	23%	26%	27%
Gross Margin	77%	74%	73%

Cost of recurring revenue includes personnel costs for our hosting services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software and lease costs paid to remote co-location centers.

Total cost of recurring revenue was $5.4 million, $5.3 million and $4.5 million in fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 2%, or $90,000, in fiscal year 2012 compared to fiscal year 2011 and an increase of 17%, or $781,000, in fiscal year 2011 compared to fiscal year 2010. Total cost of recurring revenue as a percentage of total recurring revenue was 23% (a gross margin of 77%) in fiscal year 2012 compared to 26% (a gross margin of 74%) in fiscal year 2011 and 27% (a gross margin of 73%) in fiscal year 2010.

The increase in cost of recurring revenue in fiscal year 2012 was primarily due to (i) an increase in hosting related expenses of $126,000, (ii) an increase of $82,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, partially offset by (i) a decrease in international subsidiaries’ expenses of approximately $69,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (ii) a decrease of $41,000 in support of third party software, and (iii) a decrease of $8,000 in outside consulting services.

The increase in cost of recurring revenue in fiscal year 2011 was primarily due to (i) an increase of $747,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) an increase in international subsidiaries’ expenses of approximately $32,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (iii) an increase of $31,000 in outside consulting services, and was partially offset by a decrease of $23,000 in support of third party software.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to increase in fiscal year 2013, but for the gross margin to remain relatively constant when compared to fiscal year 2012.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Cost of professional services	$8,112	$5,609	$5,048	$2,503	45%	$561	11%
Percentage of professional service revenue	93%	84%	86%
Gross Margin	7%	16%	14%

Cost of professional services includes personnel costs for consulting services. Total cost of professional services was $8.1 million, $5.6 million and $5.0 million in fiscal years 2012, 2011, and 2010, respectively. This represented an increase of 45%, or $2.5 million, in fiscal year 2012 compared to fiscal year 2011 and an increase of 11%, or $561,000, in fiscal year 2011 compared to fiscal year 2010. Total cost of professional services as a percentage of total professional services revenue was 93% (a gross margin of 7%) in fiscal year 2012 compared to 84% (a gross margin of 16%) in fiscal year 2011 and 86% (a gross margin of 14%) in fiscal year 2010.

The increase in cost of professional services in fiscal year 2012 was primarily due to an increase of $2.6 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, partially offset by a decrease in international subsidiaries’ expenses of approximately $110,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

The increase in cost of professional services in fiscal year 2011 was primarily due to (i) an increase of $486,000 in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, and (ii) an increase of $67,000 in outside consulting services.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in absolute dollars and gross margin to improve in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Research and Development	$6,132	$5,551	$5,510	$581	10%	$41	1%
Percentage of total revenue	14%	12%	18%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $6.1 million, $5.6 million and $5.5 million in fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 10%, or $581,000, in the fiscal year 2012 compared to fiscal year 2011 and an increase of 1%, or $41,000, in fiscal year 2011 compared to fiscal year 2010. Total research and development expenses as a percentage of total revenue was 14% in the fiscal year 2012 compared to 12% in the fiscal year 2011 and 18% in fiscal year 2010.

The increase in research and development expense in fiscal year 2012 was primarily due to (i) an increase of $616,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, and (ii) an increase in outside consulting of $177,000, partially offset by a decrease in international subsidiaries’ expenses of approximately $213,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

The increase in research and development expense in fiscal year 2011 was primarily due to an increase of $600,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases and was partially offset by a decrease of $509,000 in outside consulting services.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to increase slightly or remain relatively constant as a percentage of total revenue in fiscal year 2013 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Sales	$17,578	$11,350	$8,393	$6,228	55%	$2,957	35%
Marketing	$3,603	$2,582	$1,833	$1,021	40%	$749	41%

Total Sales and Marketing	$21,181	$13,932	$10,226	$7,249	52%	$3,706	36%
Percentage of total revenue	49%	32%	34%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $21.2 million, $13.9 million and $10.2 million in fiscal years 2012, 2011 and 2010 respectively. This represented an increase of 52%, or $7.2 million, in fiscal year 2012 compared to fiscal year 2011 and an increase of 36%, or $3.7 million in fiscal year 2011 compared to fiscal year 2010. Total sales and marketing expenses as a percentage of total revenue was 49% in fiscal year 2012 compared to 32% in fiscal year 2011 and 34% in fiscal year 2010.

Total sales expense was $17.6 million for fiscal 2012, an increase of 55% or $6.2 million, from $11.4 million for fiscal year 2011. The increase in fiscal year 2012 was primarily due to (i) an increase of $5.6 million in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) an increase of $432,000 in outside consulting services, (iii) an increase of $260,000 in sales commission expense, and (iv) an increase of $102,000 in third party partner fees, partially offset by a decrease in our international subsidiaries’ expenses of approximately $169,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound.

Total sales expense was $11.4 million for fiscal 2011, an increase of 35% or $3.0 million, from $8.4 million for fiscal year 2010. The increase in fiscal year 2011 was primarily due to (i) an increase of $1.9 million in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) an increase of $1.2 million in sales commission expense, (iii) an increase in our international subsidiaries’ expenses of approximately $34,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound, and was partially offset by a decrease of $218,000 in outside consulting services.

Total marketing expenses were $3.6 million, $2.6 million and $1.8 million in fiscal years 2012, 2011 and 2010, respectively. The increase in fiscal year 2012 was primarily due to (i) an increase of $524,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) an increase of $480,000 in other promotional costs, (iii) an increase of $122,000 in marketing programs expenses partially offset by a decrease in our international subsidiaries’ expenses of approximately $105,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

The increase in fiscal year 2011 was primarily due to an increase of personnel related expenses by $382,000 and an increase of $336,000 in expenses for marketing programs.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to increase slightly or remain relatively constant as a percentage of total revenue in fiscal year 2013.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
General and administrative	$5,743	$3,974	$3,211	$1,769	45%	$763	24%
Percentage of total revenue	13%	9%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $5.7 million, $4.0 million and $3.2 million in the fiscal years 2012, 2011 and 2010, respectively. This represented an increase of 45%, or $1.8 million in fiscal year 2012 compared to fiscal year 2011 and an increase of 24%, or $763,000, in fiscal year 2011 compared to fiscal year 2010. Total general and administrative expenses as a percentage of total revenue was 13% in fiscal year 2012 compared to 9% in the fiscal year 2011 and 12% in fiscal year 2010.

The increase in fiscal 2012 was primarily due to (i) an increase of $1.1 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (ii) an increase of $245,000 in outside consulting services, (iii) an increase of $196,000 in accounting expense, (iv) an increase of $80,000 in investor relations expenses, (v) an increase of $94,000 in bad debt expense, and (vi) an increase of $38,000 in legal expense partially offset by a decrease in our international subsidiaries’ expenses of approximately $46,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

The increase in fiscal 2011 was primarily due to (i) an increase of $404,000 in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (ii) an increase of $412,000 in legal expense which was primarily due to litigation costs, increased business resulting in additional legal review of contracts, our new bank agreement and patent applications, (iii) an increase of $205,000 in outside consulting services primarily related to the implementation of a new accounting application, and was partially offset by (i) a decrease of $176,000 in accounting expense, and (ii) a decrease of $129,000 in bad debt expense.

We anticipate general and administrative expenses to decrease slightly or remain relatively constant as a percentage of total revenue in fiscal year 2013 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Valuation and Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Cost of professional services and recurring revenue	$77	$32	$35	$45	140%	$(3)	(9)%
Research and development	180	52	78	128	246%	(26)	(33)%
Sales and marketing	274	46	49	228	496%	(3)	(6)%
General and administrative	325	88	82	237	269%	6	7%

Total Stock-Based Compensation	$856	$218	$244	$638	292%	$(26)	(11)%
Percentage of total revenue	2%	0%	1%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our Board of Directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense, as the underlying stock options vest. The increase of our stock-based compensation expense in fiscal 2012 was primarily due to the increased Company-wide headcount, increase in option grant activity and the increase to our stock price.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to increase in fiscal year 2013 based on our anticipated hiring and also, if the stock price continues to increase.

Income / (loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(in thousands)
Operating income / (loss)	$(3,128)	$9,692	$1,222	$(12,820)	(132)%	$8,470	693%
Operating margin	(7)%	22%	4%

Loss from operations was $3.2 million in fiscal year 2012 compared to the income from operations of $9.7 million in fiscal year 2011 and income from operations of $1.2 million in fiscal year 2010. We recorded an operating loss margin of 7% in fiscal year 2012 compared to an operating profit margin of 22% in fiscal year 2011 and 4% in the fiscal year 2010.

The change of operating income (loss) in fiscal year 2012 included a decrease in revenue of $702,000 and an increase in total costs and operating expenses of $12.1 million. The decrease in revenue was primarily due to a shift in our business to more hosting transactions resulting in fewer license transactions signed in fiscal year 2012. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was minimal. The increase in total costs and operating expenses was primarily due to (i) an increase in personnel-related costs of $10.7 million including an increase of $260,000 in sales commission, (ii) an increase of $846,000 in outside consulting services, (iii) an increase of $480,000 in other promotional costs, (iv) an increase of $196,000 in accounting expenses, (v) an increase of $126,000 in hosting related expenses, (vi) an increase of $122,000 in marketing programs, (vii) an increase of $80,000 in investor relation expenses, (viii) an increase of $102,000 in third party partner fees, (ix) an increase of $94,000 in bad debt expense, and (x) an increase of $38,000 in legal expenses partially offset by (i) a decrease of $792,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, and (ii) a decrease of $114,000 in third party royalties and support expenses.

The change of operating income in fiscal year 2011 included an increase in revenue of $14.2 million and was partially offset by an increase in total costs and operating expenses of $5.7 million. The increase in revenue was primarily due to the increase in large license transactions signed in fiscal year 2011. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was minimal. The increase in total costs and operating expenses was primarily due to (i) an increase in personnel-related costs of $5.7 million including an increase of $1.2 million in sales commission, (ii) an increase of $412,000 in legal and other expenses, (iii) an increase of $336,000 in marketing programs, (iv) an increase of $138,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, and was partially offset by (i) a decrease of $416,000 in outside consulting services, (ii) a decrease of $198,000 in third party royalties and support, (iii) a decrease of $176,000 in accounting expenses and (iv) a decrease of $129,000 in bad debt expense.

Interest Expense, Net

Net interest expense was $722,000, $1.2 million and $1.1 million in fiscal years 2012, 2011 and 2010, respectively. This represents a decrease of 41% or $508,000 in fiscal year 2012, compared to fiscal year 2011 and an increase of 10% or $107,000 in fiscal year 2011, compared to fiscal year 2010. Interest income was not significant in any year.

The decrease in interest expense in fiscal year 2012 primarily due to a decrease in the annual percentage rate and principal balance of related party notes.

The increase in interest expense in fiscal year 2011 included $81,000 due as a result of the prepayment of a portion of related party notes.

Other Income (Expense)

Other expense was $677,000 in fiscal year 2012, compared to other income of $245,000 in fiscal year 2011 and other expense of $67,000 in fiscal year 2010. The increase of $922,000 in other expense in fiscal year 2012 was primarily due to (i) $677,000 in foreign exchange rate loss related to the payments from international trade receivables due to the weakening of British pound against the Euro in which certain sales were denominated and (ii) $245,000 related to the reclassification of the accumulated translation expense recorded when liquidating our Singapore subsidiary.

The other income in fiscal year 2011 primarily included the foreign exchange gain on international trade receivables.

Income Tax Provision

We recorded an income tax expense of $390,000 for fiscal year 2012 compared to an income tax expense of $196,000 in fiscal year 2011 and an income tax expense of $159,000 in fiscal year 2010. The income tax expenses for fiscal years 2012, 2011 and 2010 were primarily related to the income tax provision for foreign subsidiaries.

Related Party Transactions

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, or the 2002 Agreement, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us, evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bore interest at an effective annual rate of 12% due and payable upon the term of such note. We had the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allowed him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that was amortized to interest expense over the five year life of the note. This note was amended and restated on June 29, 2007.

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

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares of our common stock at $1.20 per share. These warrants expired in June 2010. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the note related to the relative value of the warrants issued in the transaction that is being amortized to interest expense over the life of the note. In addition, the amendment extended the maturity date of the previous note through March 31, 2009. This note was amended and restated on September 24, 2008.

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

On June 30, 2011, and pursuant to the Agreement, we repaid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. In addition we made a partial payment to Mr. Roy for $2.9 million, including accrued interest, against his notes. In September 2011, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock.

On March 31, 2012, we entered into Amendment No.1 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note is $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) we may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 29, 2012, we entered into Amendment No. 2 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we have agreed to extend the maturity date of the Note to July 31, 2013. We may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. As of June 30, 2012 and 2011, the balance of the loan was $5.6 million and $5.0 million, respectively. The interest expense on the related party notes was $588,000, $1.2 million and $1.0 million, for fiscal years 2012, 2011 and 2010, respectively.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2012 and 2011, our cash and cash equivalents and short term investments was $9.9 million and $13.1 million, respectively. Our working capital was $1.9 million at June 30, 2012, a decrease from working capital of $3.8 million at June 30, 2011. As of June 30, 2012, our deferred revenue was $8.1 million, compared to $5.8 million at June 30, 2011. Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $20.7 million at June 30, 2012, up from $11.9 million at June 30, 2011.

Based upon our fiscal year 2013 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012. As of June 30, 2012 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, and is payable in 36 equal monthly payments of principal and interest with maturity date of June 15, 2014. As of June 30, 2012 the amount outstanding under the Comerica Term Loan was $3.3 million. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of June 30, 2012 we were in compliance with the covenants.

On June 30, 2011, and pursuant to the Agreement, we repaid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. In addition we made a partial payment to Mr. Roy for $2.9 million, including accrued interest, against his notes. Mr. Roy also exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. In September 2011 Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock.

On March 31, 2012, we entered into Amendment No.1 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note is $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. On June 29, 2012 the maturity date of the Note was extended to July 31, 2013. As of June 30, 2012 and 2011, the balance of the loan was $5.6 million and $5.0 million, respectively.

On June 28, 2012 (i) we entered into a Second Amendment to the Loan and Security Agreement with Comerica, which extended the date by which we must repay Mr. Roy’s remaining related party debt to July 31, 2013, and (ii) Mr. Roy entered into an Affirmation of Subordination Agreement with the Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

Cash Flows

Net cash provided by operating activities was $1.0 million in fiscal year 2012 compared to the net cash provided by operating activities of $6.8 million in fiscal year 2011 and the net cash provided by operating activities of $2.5 million in fiscal year 2010. The net cash provided by operating activities consisted primarily of net income or loss, plus non-cash expenses related to depreciation and amortization, stock-based compensation, accrued interest and amortization of discount on related party notes, amortization of debt issuance costs, provision for doubtful accounts, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities in fiscal year 2012 primarily consisted of a decrease in accounts receivable by $1.4 million, an increase of $2.3 million in deferred revenue and an increase of $625,000 in accounts payable. The decrease in accounts receivable was primarily due to collection of trade receivables. The increase in deferred revenue was primarily related to the increased hosting transactions. The increase in accounts payable was primarily due to the increase in purchases to support the growth of our business.

The net change in operating assets and liabilities in fiscal year 2011 primarily consisted of an increase in accounts receivable by $5.3 million, an increase of $418,000 in deferred revenue and $1.2 million in accrued compensation. The increase in accounts receivable was primarily due to a large license transaction signed at the end of fiscal year 2011. The increase in deferred revenue was primarily related to the increased license transactions. The increase in accrued compensation included primarily the increase in sales commissions and accrued bonuses.

The net change in operating assets and liabilities in fiscal year 2010 primarily consisted of a decrease of $1.1 million in accounts receivable and an increase in accounts payable by $200,000. This was partially offset by decreases including $368,000 in accrued compensation primarily related to the decreased commissions, a decrease of $245,000 in other long term liabilities and a decrease of $95,000 in other accrued liabilities.

Net cash used in investing activities was $1.2 million in fiscal year 2012 compared to $1.4 million in fiscal year 2011 and $521,000 in fiscal year 2010. Cash used in investing activities in fiscal year 2012 included $1.8 million for the purchase of equipment and software to support the increase in our hosting business and for new employees and $605,000 from the proceeds of sale of short-term investments.

Net cash used in investing activities in fiscal year 2011 included $725,000 for the purchase of equipment and software to support the increase in our hosting business and for new employees and purchases of short-term investments of $626,000.

Cash used in investing activities in fiscal year 2010 of $521,000 was primarily due to the purchase of equipment and software to support the increase in our hosting business and for new employees.

Net cash provided by financing activities was $2.4 million in fiscal year 2012 compared to net cash provided by financing activities of $1.4 million in fiscal year 2011 and net cash used in financing activities of $3.4 million in fiscal year 2010. Net cash used in financing activities in fiscal year 2012 primarily included the proceeds from exercise of stock options of $317,000, offset by payments of $1.7 million on existing bank borrowings, an increase of $1.0 million in restricted cash, and payment of $28,000 on capital lease obligations.

Net cash used in financing activities in fiscal year 2011 primarily included the proceeds from new bank borrowings of $5.0 million, proceeds from exercise of warrants of $1.2 million and proceeds from exercise of stock options of $771,000, and offset by the repayment of $5.0 million of related party notes, payment of $276,000 for the repurchase of our stock, $157,000 payment of capital leases and $115,000 payment of existing bank borrowings.

Net cash used in financing activities in fiscal year 2010 primarily included a repayment of $3.1 million of existing bank borrowings, $181,000 payment of capital leases and $108,000 for the repurchase of our stock.

Commitments

The following table summarizes eGain’s contractual obligations as of June 30, 2012 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,					Thereafter	Total
	2013	2014	2015	2016	2017
Operating leases	$1,274	$1,309	$868	$904	$563	$—	$4,918
Bank borrowings	1,666	1,667	—	—	—	—	3,333
Related party notes payable (including interest payment of $482,000)	—	6,045	—	—	—	—	6,045
Hosting services	456	116	—	—	—	—	572

Total	$3,396	$9,137	$868	$904	$563	$—	$14,868

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2012. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010
	(in thousands, except per share information)
Consolidated Statements of Operations Data:

Revenue:
License	$2,300	$2,849	$3,033	$2,886	$5,632	$1,702	$2,677	$7,360
Recurring revenue	6,302	5,785	5,725	5,781	5,192	5,162	5,236	4,450
Professional services	2,034	2,873	2,078	1,717	1,764	2,051	1,563	1,276

Total revenue	10,636	11,507	10,836	10,384	12,588	8,915	9,476	13,086
Cost of license	(38)	10	(1)	(10)	(1)	14	7	14
Cost of recurring revenue	1,467	1,339	1,291	1,266	1,393	1,359	1,288	1,233
Cost of professional services	2,486	2,116	1,961	1,549	1,488	1,412	1,482	1,227

Total cost of revenue	3,915	3,465	3,251	2,805	2,880	2,785	2,777	2,474

Gross profit	6,721	8,042	7,585	7,579	9,708	6,130	6,699	10,612
Operating expenses:
Research and development	1,760	1,566	1,377	1,430	1,486	1,308	1,343	1,414
Sales and marketing	6,158	5,966	5,010	4,046	4,337	3,165	2,916	3,514
General and administrative	1,457	1,445	1,728	1,113	1,485	900	785	804

Total operating expenses	9,375	8,977	8,115	6,589	7,308	5,373	5,044	5,732

Income / (loss) from operations	(2,654)	(935)	(530)	990	2,400	757	1,655	4,880
Interest expense, net	(134)	(199)	(214)	(175)	(398)	(270)	(286)	(276)
Other income (expense), net	(371)	(44)	(51)	(210)	162	112	(310)	281

Income / (loss) before income tax	(3,159)	(1,178)	(795)	605	2,164	599	1,059	4,885
Income tax provision	(258)	(54)	(47)	(31)	(80)	(32)	(45)	(39)

Net income / (loss)	$(3,417)	$(1,232)	$(842)	$574	$2,084	$567	$1,014	$4,846

Per share information:
Basic net income / (loss) per common share	$(0.14)	$(0.05)	$(0.03)	$0.02	$0.09	$0.03	$0.05	$0.22

Diluted net income / (loss) per common share	$(0.14)	$(0.05)	$(0.03)	$0.02	$0.08	$0.02	$0.04	$0.22

Weighted average shares used in computing basic net income / (loss) per common share	24,450	24,376	24,351	24,141	24,047	22,648	22,031	22,124

Weighted average shares used in computing diluted net income / (loss) per common share	24,450	24,376	24,351	25,977	25,846	24,385	24,549	22,392

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at June 30, 2012 totaled approximately $6.8 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Communications Corporation

Consolidated Financial Statements

As of June 30, 2012 and 2011 and for the years ended June 30, 2012, 2011, and 2010

eGain Communications Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Communications Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of eGain Communications Corporation and its subsidiaries (“the Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity / (deficit) and comprehensive income / (loss), and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Communications Corporation and its subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.

San Jose, California

September 25, 2012

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,911	$12,424
Short term investments	—	633
Restricted cash	35	39
Accounts receivable, less allowance for doubtful accounts of $303 and $181 at June 30, 2012 and 2011, respectively	6,535	8,197
Prepaid and other current assets	795	553

Total current assets	17,276	21,846
Property and equipment, net	2,295	1,015
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	—
Other assets	894	483

Total assets	$26,345	$28,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,875	$924
Accrued compensation	3,385	3,279
Accrued liabilities	1,549	1,911
Current portion of deferred revenue	6,896	5,215
Capital lease obligation	—	28
Current portion of bank borrowings	1,666	1,667
Related party notes payable	—	4,975

Total current liabilities	15,371	17,999
Deferred revenue, net of current portion	1,187	609
Bank borrowings, net of current portion	1,667	3,333
Related party notes payable	5,563	—
Other long term liabilities	242	271

Total liabilities	24,030	22,212

Commitments and contingencies (notes 7 and 8)

Stockholders’ equity:
Common stock, $.001 par value, 50,000 shares authorized, 24,485 and 24,062 shares issued and outstanding at June 30, 2012 and 2011	24	24
Additional paid-in capital	326,742	325,569
Notes receivable from stockholders	(85)	(82)
Accumulated other comprehensive loss	(750)	(800)
Accumulated deficit	(323,616)	(318,699)

Total stockholders’ equity	2,315	6,012

Total liabilities and stockholders’ equity	$26,345	$28,224

The accompanying notes are an integral part of these consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2012	2011	2010
Revenue:
License	$11,067	$17,371	$7,389
Recurring revenue	23,594	20,040	16,617
Professional services	8,703	6,654	5,871

Total revenue	43,364	44,065	29,877
Cost of license	(39)	34	168
Cost of recurring revenue	5,363	5,273	4,492
Cost of professional services	8,112	5,609	5,048

Total cost of revenue	13,436	10,916	9,708

Gross profit	29,928	33,149	20,169

Operating expenses:
Research and development	6,132	5,551	5,510
Sales and marketing	21,181	13,932	10,226
General and administrative	5,743	3,974	3,211

Total operating expenses	33,056	23,457	18,947

Income / (loss) from operations	(3,128)	9,692	1,222
Interest expense, net	(722)	(1,230)	(1,123)
Other income/ (expense)	(677)	245	(67)

Income / (loss) before income tax	(4,527)	8,707	32
Income tax provision	(390)	(196)	(159)

Net income / (loss)	$(4,917)	$8,511	$(127)

Per share information:
Basic net income / (loss) per common share	$(0.20)	$0.37	$(0.01)

Diluted net income / (loss) per common share	$(0.20)	$0.35	$(0.01)

Weighted average shares used in computing basic net income / (loss) per common share	24,329	22,709	22,180

Weighted average shares used in computing diluted net income / (loss) per common share	24,329	24,289	22,180

Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of professional services and recurring revenue	$77	$32	$35
Research and development	$180	$52	$78
Sales and marketing	$274	$46	$49
General and administrative	$325	$88	$82

The accompanying notes are an integral part of these consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
BALANCES AT JUNE 30, 2009	22,213	$22	$323,550	$(76)	$(506)	$(327,083)	$(4,093)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	21	—	14	—	—	—	14
Repurchase of common stock	(108)	—	(108)	—	—	—	(108)
Stock-based compensation	—	—	244	—	—	—	244
Comprehensive loss:
Net loss	—	—	—	—	—	(127)	(127)	$(127)
Foreign currency translation adjustments	—	—	—	—	(90)	—	(90)	(90)

Comprehensive loss	—	—	—	—	—	—	—	(217)

BALANCES AT JUNE 30, 2010	22,126	22	323,700	(79)	(596)	(327,210)	(4,163)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	931	—	771	—	—	—	771
Issuance of common stock due to exercise of warrants	1,218	2	1,156	—	—	—	1,158
Repurchase of common stock	(213)	—	(276)	—	—	—	(276)
Stock-based compensation	—	—	218	—	—	—	218
Comprehensive income:
Net income	—	—	—	—	—	8,511	8,511	8,511
Foreign currency translation adjustments	—	—	—	—	(204)	—	(204)	(204)

Comprehensive income	—	—	—	—	—	—	—	8,307

BALANCES AT JUNE 30, 2011	24,062	24	325,569	(82)	(800)	(318,699)	6,012
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	185	—	317	—	—	—	317
Issuance of common stock due to exercise of warrants	238	—	—	—	—	—	—
Stock-based compensation	—	—	856	—	—	—	856
Comprehensive loss:
Net loss	—	—	—	—	—	(4,917)	(4,917)	(4,917)
Foreign currency translation adjustments	—	—	—	—	(195)	—	(195)	(195)
Cummulative translation adjustment from liquidation of Singapore subsidiary	—	—	—	—	245	—	245	245

Comprehensive loss	—	—	—	—	—	—	—	$(4,867)

BALANCES AT JUNE 30, 2012	24,485	$24	$326,742	$(85)	$(750)	$(323,616)	$2,315

The accompanying notes are an integral part of these consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income / (loss)	$(4,917)	$8,511	$(127)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	846	598	631
Gain on disposal of property and equipment	—	—	4
Stock-based compensation	856	218	244
Provisions for doubtful accounts	200	176	96
Amortization of debt issuance costs	—	—	84
Interest and amortization of discount on related party notes	588	1,251	1,027
Changes in operating assets and liabilities
Accounts receivable	1,350	(5,261)	1,089
Prepaid and other current assets	(250)	(31)	(71)
Other assets	(527)	(121)	53
Accounts payable	625	(246)	200
Accrued compensation	197	1,230	(368)
Other accrued liabilities	(246)	(129)	(95)
Deferred revenue	2,313	418	(27)
Other long term liabilities	(34)	168	(245)

Net cash provided by operating activities	1,001	6,782	2,495

Cash flows from investing activities:
Purchases of property and equipment	(1,827)	(725)	(521)
Sale (purchases) of short-term investments	605	(626)	—
Increase in restricted cash	(2)	(25)	—

Net cash used in investing activities	(1,224)	(1,376)	(521)

Cash flows from financing activities:
Payments on related party notes	—	(5,000)	—
Payments on bank borrowings	(1,667)	(115)	(3,125)
Increase in restricted cash	(1,000)	—	—
Payments on common stock repurchased	—	(276)	(108)
Payments on capital lease obligation	(28)	(157)	(181)
Proceeds from bank borrowings	—	5,000	—
Proceeds from exercise of stock options	317	771	14
Proceeds from exercise of warrants	—	1,158	—

Net cash provided by (used in) financing activities	(2,378)	1,381	(3,400)

Effect of exchange rate differences on cash	88	(96)	(352)

Net (decrease) / increase in cash and cash equivalents	(2,513)	6,691	(1,778)
Cash and cash equivalents at beginning of year	12,424	5,733	7,511

Cash and cash equivalents at end of year	$9,911	$12,424	$5,733

Supplemental cash flow disclosures:
Cash paid for interest	$166	$1,418	$22
Cash paid for income taxes	$186	$181	$186
Non-cash items:
Non-cash investing activities in 2012 consist of purchasing equipment through $367,000 trade accounts payable.
Non-cash financing activities in 2012 consist of a cashless exercise of warrants for 238,393 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

eGain Communications Corporation is one of the premier providers of cloud (or hosting) and on-site customer interaction software for sales and service. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified customer interaction hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France and India.

We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., eGain Communications Pty Ltd., eGain (Cayman) Ltd., Inference Corporation, eGain Communications Pvt. Ltd., eGain Communications SrL, eGain Communications B.V., eGain Communications Ltd., eGain Communications Pacific Pte. Ltd., eGain France S.A.R.L and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

In fiscal year 2012, we liquidated our Singapore subsidiary (eGain Communications Pacific Pte. Ltd) and recorded a reclassification adjustment from accumulated other comprehensive loss on the consolidated balance sheet to other expense on the consolidated statement of operations.

Reclassification

Certain reclassifications have been made to the consolidated statement of cash flows for fiscal year ended June 30, 2011 to conform to the presentation of the fiscal year ended June 30, 2012.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates,

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are included in other income/(expense) in the consolidated statements of operations, and resulted in a loss of $461,000, a gain of $218,000, and a loss of $47,000 in fiscal years 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents and Investments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at June 30, 2012 and 2011 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying consolidated balance sheets. As of June 30, 2012, the Company did not have any short-term or long-term investments. The Company’s short-term investments at June 30, 2011 consisted of time deposits with maturities of less than one year.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable and debt, including related party debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. Our cash and cash equivalents were $9.9 million as of June 30, 2012 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One customer accounted for about 10% of total revenue in fiscal year 2012. One customer accounted for 22% and 14% of total revenue in both fiscal years 2011 and 2010. One customer accounted for approximately 17% of accounts receivables at June 30, 2012. Three customers accounted for approximately 23%, 18% and 16% of accounts receivables at June 30, 2011, and one customer accounted for approximately 31% of accounts receivables at June 30, 2010.

Sales to customers outside of North America accounted for $19.1 million, $23.5 million and $14.2 million of our total revenue in the fiscal years 2012, 2011 and 2010, respectively.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment (or more frequently if impairment indicators arise). In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2012, 2011 and 2010 and found no impairment.

Impairment of Long-Lived Assets

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under ASC 360, an impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2012 and 2011, we did not have any such losses.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 2%, 5% and 4% in fiscal years 2012, 2011 and 2010, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer hosting relationship, once hosting has gone live or system ready. We currently estimate the life of the customer hosting relationship to be approximately 27 months, based on the average life of all hosting customer relationships.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided or, in the case of hosting, when the customer also has access to the hosting services.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from hosting and support services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable hosting or support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends unsecured credit to its customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible.

Deferred Costs

Deferred costs are included in other assets. Such amounts include fees we pay to third party partners for technology and are deferred and amortized over the related customer contract term. Amortization of deferred third party partner fees is included in sales and marketing expense in the accompanying consolidated statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital or operating leases in accordance with ASC 840, Accounting for Leases. When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease.

Capital leases are capitalized at the lower of the net present value of the total amount payable under the leasing agreement (excluding finance charges) or the fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2012, 2011 and 2010 were $251,000, $348,000 and $289,000, respectively.

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

Comprehensive Income / (Loss)

We report comprehensive income / (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income / (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income / (loss) for each of the three years in the period ended June 30, 2012 is shown in the accompanying statements of stockholders’ equity / (deficit). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2012 and 2011 consist of accumulated foreign currency translation adjustments and a cumulative translation reclassification adjustment from the liquidation of our Singapore subsidiary.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income/ (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2012	2011	2010
Net income/(loss) applicable to common stockholders	$(4,917)	$8,511	$(127)

Basic net income/(loss) per common share	$(0.20)	$0.37	$(0.01)

Weighted average common shares used in computing basic net income/(loss) per common share	24,329	22,709	22,180
Effect of dilutive options and warrants outstanding	—	1,580	—

Weighted average common shares used in computing diluted net income/(loss) per common share	24,329	24,289	22,180

Diluted net income/(loss) per common share	$(0.20)	$0.35	$(0.01)

Weighted average shares of stock options and warrants to purchase 682,926 shares of common stock at June 30, 2011, were not included in the computation of diluted net income per common share due to their anti-dilutive effect.

Weighted average shares of stock options and warrants to purchase 2,612,113 and 4,896,247 shares of common stock at June 30, 2012 and 2010, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to our geographic areas for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows (in thousands):

	Total Revenue	Operating Income (Loss)	Identifiable Assets
Year ended June 30, 2012:
North America	$24,254	$(1,148)	$14,720
EMEA	18,862	2,079	5,536
Asia Pacific	248	(4,059)	1,209

	$43,364	$(3,128)	$21,465

Year ended June 30, 2011:
North America	$20,533	$2,590	$15,854
EMEA	23,396	10,494	5,800
Asia Pacific	136	(3,392)	1,690

	$44,065	$9,692	$23,344

Year ended June 30, 2010:
North America	$15,697	$1,179	$6,531
EMEA	14,027	2,910	3,053
Asia Pacific	153	(2,867)	852

	$29,877	$1,222	$10,436

The following table provides the revenue for the fiscal years 2012, 2011 and 2010:

	Year Ended June 30,
	2012	2011	2010
Revenue:
License	$11,067	$17,371	$7,389
Hosting services	11,196	9,244	7,538
Maintenance and support services	12,398	10,796	9,079
Professional services	8,703	6,654	5,871

	$43,364	$44,065	$29,877

One customer accounted for about 10% of total revenue in fiscal year 2012. One customer accounted for 22% and 14% of total revenue in fiscal year 2011 and 2010 respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to and location of services performed.

New Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, which supersedes certain pending paragraphs in ASU 2011-05, Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. For public entities, the amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (our fiscal 2013). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, on comprehensive income presentation to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013). Early adoption is permitted. We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, on fair value measurement, which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards. The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update should be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 (our fiscal 2013). Early application by public entities is not permitted. We are currently evaluating the requirements of this standard, but do not expect it to have a material impact on our Consolidated Financial Statements.

2.  BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2012	2011
Computers and equipment	$3,859	$2,725
Furniture and fixtures	290	97
Leasehold improvements	410	86

Total	4,559	2,908
Accumulated depreciation and amortization	(2,264)	(1,893)

Property and equipment, net	$2,295	$1,015

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense was $846,000, $598,000, $631,000 for the years ended June 30, 2012, 2011 and 2010, respectively. Disposals of fixed assets were $254,000, $75,000 and $192,000 at June 30, 2012, 2011 and 2010, respectively. Fully depreciated equipment of $19.3 million and $19.4 million at June 30, 2012 and 2011, respectively, is not included in the table above.

Accrued liabilities consists of the following (in thousands):

	Year Ended June 30,
	2012	2011
Accrued other liabilities	$640	$1,149
Sales tax payable	596	604
Customer advances	203	122
Accrued rent	110	36

Accrued liabilites	$1,549	$1,911

3.  RELATED PARTY NOTES PAYABLE

On December 24, 2002, we entered into a note and warrant purchase agreement, as amended, or the 2002 Agreement, with Ashutosh Roy, our Chief Executive Officer, pursuant to which Mr. Roy made a loan to us, evidenced by a subordinated secured promissory note and received warrants to purchase shares of our common stock in connection with such loan. The five year subordinated secured promissory note bore interest at an effective annual rate of 12% due and payable upon the term of such note. We had the option to prepay the note at any time subject to the prepayment penalties set forth in such note. On December 31, 2002, Mr. Roy loaned us $2.0 million under the agreement and received warrants that allowed him to purchase up to 236,742 shares of our common stock at an exercise price equal to $2.11 per share. These warrants expired in December 2005. In connection with this loan, we recorded $1.83 million in related party notes payable and $173,000 of discount on the note related to the relative value of the warrants issued in the transaction that was amortized to interest expense over the five year life of the note.

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2007, we amended and restated the 2002 and 2003 notes with Mr. Roy and he loaned to us an additional $2.0 million evidenced by a subordinated secured promissory note, or the 2007 Note, and received additional warrants that allowed him to purchase up to 333,333 shares of our common stock at $1.20 per share. These warrants expired in June 2010. In connection with this additional loan we recorded $1.8 million in related party notes payable and $187,000 discount on the note related to the relative value of the warrants issued in the transaction that is being amortized to interest expense over the life of the note (see note 6). In addition, the amendment extended the maturity date of the previous note through March 31, 2009. This note was amended and restated on September 24, 2008.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders. Immediately prior to the Agreement, the total outstanding indebtedness, including accrued interest, under the prior notes issued to the lenders, including the 2002, 2003 and 2007 Notes, as amended as applicable, equaled $13.8 million. Pursuant to the Agreement and subject to the terms and conditions contained therein, we and the lenders (i) converted a portion of the outstanding indebtedness under the prior notes equal to $6.5 million into shares of our common stock at a price per share equal to $0.95, or at a fair value of $3.4 million, or the Note Conversion, and (ii) extended the maturity date of the remaining outstanding indebtedness of $7.3 million to March 31, 2012, as well as the period for which interest shall accrue, or the Note Extension. We recorded the $3.1 million gain on the Note Conversion as a deemed contribution to capital since the lenders are related parties. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that was amortized to interest expense over the three year life of the note (see note 6). Mr. Roy exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. In September 2011, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock. On June 30, 2011, and pursuant to the Agreement, we repaid in full all outstanding indebtedness, including interest, to Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. In addition, we made a partial payment to Mr. Roy for $2.9 million, including accrued interest, against his notes.

On March 31, 2012, we entered into Amendment No.1 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note is $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 29, 2012, we entered into Amendment No. 2 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we have agreed to extend the maturity date of the Note to July 31, 2013. We may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. As of June 30, 2012 and 2011, the balance of the loan was $5.6 million and $5.0 million, respectively. The interest expense on the related party notes was $588,000, $1.2 million and $1.0 million, for fiscal years 2012, 2011 and 2010, respectively.

4.  BANK BORROWINGS

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. As of June 30, 2012 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. As of June 30, 2012 and 2011, the amount outstanding under the Comerica Term Loan was $3.3 million and $5.0 million, respectively, with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of June 30, 2012, we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. On December 28, 2011, we amended the Loan and Security Agreement with Comerica Bank. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2012 (in thousands):

Bank Borrowings
2013	$1,666
2014	1,667
2015	—
2016	—
2017	—
Thereafter	—

Total Bank Borrowings	$3,333

5.  INCOME TAXES

Income / (loss) before income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
United States	$(4,125)	$2,822	$(1,323)
Foreign	(402)	5,885	1,355

Income / (loss) before income tax	$(4,527)	$8,707	$32

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	Year Ended June 30,
	2012	2011	2010
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	3.3	2.7	(397.1)
Foreign rate differential	(10.3)	(21.0)	(844.6)
Permanent items	(0.4)	0.3	46.1
Expired net operating losses	(36.7)	3.8	1,016.3
Research and development credits	1.8	(1.7)	(127.7)
Other items	(2.5)	(4.9)	40.3
Net change in valuation allowance	2.2	(10.9)	729.6

Effective tax rate	(8.6)%	2.3%	496.9%

The components of the income tax provision are as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Federal	$23	$(7)	$(21)
Foreign	341	178	178
State	26	25	2

Income tax provision	$390	$196	$159

As of June 30, 2012, we had federal and state net operating loss carryforwards of approximately $203.3 million and $49.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2032, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity. We also had federal research and development credit carry forwards of approximately $2.0 million as of June 30, 2012 which will expire at various dates beginning in 2016 through 2031, if not utilized. The California research and development credit carry forwards are approximately $2.6 million as of June 30, 2012 and have an indefinite carryover period. We also have UK net operating loss carry forwards of approximately $6.4 million as of June 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$73,121	$72,844
Research credits	3,688	3,585
Capitalized research and development	4	22
Stock compensation	599	361
Accruals and Reserves	602	270
Other	504	246

Total deferred tax assets	78,518	77,328
Valuation allowance for deferred tax assets	(78,456)	(77,266)

Net deferred tax assets, included in other assets	$62	$62

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

The net valuation allowance increased by $1.2 million for year ended June 30, 2012 compared to the increase of $699,000 and $239,000 for years ended June 30, 2011 and June 30, 2010, respectively.

Deferred tax liabilities have not been recognized for $3.5 million of undistributed earnings of our foreign subsidiaries at June 30, 2012. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

We apply ASC 740, Income Taxes, related to uncertainty in income taxes.

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Beginning balance	$1,163	$1,127	$1,104
Increases in balances related to tax positions taken during current periods	30	36	34
Decrease in balances related to tax positions taken during current periods	—	—	(11)

Ending balance	$1,193	$1,163	$1,127

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal year 2012, 2011, and 2010 if total unrecognized tax benefits were recognized, approximately $394,000, $0 and $0 respectively, would affect the effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income tax, and the amounts were insignificant for the last three fiscal years.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years, 1994-2011 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

6.    STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2012 as follows:

Reserved Stock Options
Stock options outstanding	2,738,250
Reserved for future grants of stock options	1,091,905

Total reserved shares of common stock for issuance	3,830,155

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share, and no shares of preferred stock are outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

Common Stock Warrants

On June 29, 2007, we entered into an amendment to the 2002 Agreement with Ashutosh Roy, the 2007 Note, and received warrants to purchase up to 333,333 shares of our common stock at an exercise price equal to $1.20 per share (see note 3). The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of 3 years, an expected stock price volatility of 75%, a risk free interest rate of 4.28%, and a dividend yield of 0%. We recorded $1.8 million in related party notes payable and $187,000 of discount on the note related to the relative value of the warrants issued in the transaction that was amortized to interest expense over the three year life of the note. These warrants expired in June 2010.

On June 27, 2008, in connection with a revolving credit facility with Bridge Bank N.A., or Bridge Bank, we issued warrants with a put option right to purchase up to 73,889 shares of the our common stock at an exercise price equal to $0.90 per share in connection with such credit facility, or the Bridge Bank Agreement. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. Bridge Bank had the right to require us to purchase the warrant at an amount specified in the Bridge Bank Agreement. The $168,000 fair value assigned to the warrant and put options was recorded as debt issuance cost as of June 30, 2008 and was amortized as interest expense over the two year term

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Agreement. We recorded no expense in fiscal years 2012 and 2011 related to these warrants and recorded $84,000 expense in fiscal year 2010. We accounted for the warrant and the put option rights as a compound financial instrument in the consolidated financial statements at fair value. Bridge Bank exercised the put option upon the expiration of the Bridge Bank Agreement in June 2011.

On September 24, 2008, we entered into a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, as amended, or the Agreement, with the lenders (see note 3). In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95 and as a result, we recorded $272,000 of discount on the notes related to the relative value of the warrants issued in the transaction that is being amortized to interest expense over the three year life of the note. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. Mr. Roy exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. In September 2011, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock (see note 3).

The warrants activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2009	1,932,737	$0.99
Expiration of warrants assumed in June 2007	(333,333)	$1.20

Warrants outstanding as of June 30, 2010	1,599,404	$0.95
Expiration of warrants assumed in June 2008	(73,889)	$0.90
Warrants exercised from amendment to Notes with related parties	(1,218,493)	$0.95

Warrants outstanding as of June 30, 2011	307,022	$0.95
Warrants exercised from amendment to Notes with related parties	(307,022)	$0.95

Warrants outstanding as of June 30, 2012	—	$0.00

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan, which provides for the grant of nonstatutory stock options to directors, officers and key employees of eGain and its subsidiaries. The Plan was increased by 500,000 shares of common stock in November 2007 and 500,000 shares of common stock in September 2011. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2009	324,250	1,134,400	$0.77
Options Granted	(120,000)	120,000	$0.82
Options Forfeited / Expired	30,000	(30,000)	$0.64

Balance at June 30, 2010	234,250	1,224,400	$0.78
Options Granted	(115,000)	115,000	$1.97
Options Forfeited / Expired	—	(755,000)	—

Balance at June 30, 2011	119,250	584,400	$0.93
Shares Authorized for Issuance	500,000	—	—
Options Granted	(340,000)	340,000	$4.56
Options Exercised	—	(40,650)	$0.69
Options Forfeited / Expired	18,750	(18,750)	$2.90

Balance at June 30, 2012	298,000	865,000	$2.33

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan, the 2005 Incentive Plan, which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options granted under the 2005 Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten (10) years from the date of grant. We received stockholder approval of the 2005 Incentive Plan at its 2005 Annual Meeting of Stockholders. Our board of directors approved an increase in the 2005 Incentive Plan by 1.0 million shares of common stock in February 2009 and 1.0 million shares of common stock in September 2011. We received stockholder approval for the increases at our 2009 and 2011 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2009	1,087,600	372,400	$0.99
Options Granted	(941,100)	941,100	$0.76
Options Exercised	—	(840)	$0.74
Options Forfeited / Expired	46,017	(46,017)	$0.90

Balance at June 30, 2010	192,517	1,266,643	$0.82
Options Granted	(165,450)	165,450	$1.89
Options Exercised	—	(110,781)	$0.75
Options Forfeited / Expired	71,984	(71,984)	$1.03

Balance at June 30, 2011	99,051	1,249,328	$0.96
Shares Authorized for Issuance	1,000,000	—	—
Options Granted	(380,300)	380,300	$5.53
Options Exercised	—	(54,713)	$0.95
Options Forfeited / Expired	75,154	(75,154)	$4.04

Balance at June 30, 2012	793,905	1,499,761	$1.96

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2009	42,589	152,256	$10.29
Options Granted	(56,000)	56,000	$0.71
Options Exercised	—	(500)	$0.80
Options Forfeited / Expired	14,989	(14,989)	$16.27

Balance at June 30, 2010	1,578	192,767	$7.07
Options Granted	—	(25,953)	$0.90
Options Forfeited / Expired	58,293	(58,293)	$19.86
Plan Shares Expired	(59,871)	—	—

Balance at June 30, 2011	—	108,521	$1.68
Options Exercised	—	(27,655)	$1.59
Options Forfeited / Expired	—	(3,389)	$11.46

Balance at June 30, 2012	—	77,477	$1.28

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2009	22,122	577,994	$5.83
Options Granted	(4,600)	4,600	$0.49
Options Exercised	—	(19,344)	$0.66
Options Forfeited / Expired	52,858	(52,858)	$13.35

Balance at June 30, 2010	70,380	510,392	$5.20
Options Granted	—	(39,216)	$0.73
Options Forfeited / Expired	40,465	(40,465)	$34.51
Plan Shares Expired	(110,845)	—	—

Balance at June 30, 2011	—	430,711	$2.86
Options Exercised	—	(79,416)	$2.43
Options Forfeited / Expired	—	(55,283)	$12.21

Balance at June 30, 2012	—	296,012	$1.22

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.30–$0.60	60,355	6.05	$0.47	55,738	$0.47
$0.64–$0.64	458,631	2.91	0.64	458,631	0.64
$0.70–$0.70	1,000	3.32	0.70	1,000	0.70
$0.74–$0.74	691,678	7.13	0.74	459,399	0.74
$0.75–$0.91	299,906	5.88	0.79	218,292	0.78
$0.92–$1.40	288,632	5.09	1.17	239,117	1.16
$1.45–$3.32	290,998	5.45	2.32	175,457	2.31
$3.64–$5.28	423,000	9.37	4.64	16,666	5.28
$5.30–$6.91	222,050	9.30	6.08	600	5.60
$9.00–$9.00	2,000	9.33	9.00	—	—

$0.30–$9.00	2,738,250	6.39	$1.98	1,624,900	$0.99

The summary of options vested and exercisable at June 30, 2012 comprised:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding	2,738,250	$1.98	$9,660,787	6.39
Fully vested and expected to vest options.	2,623,894	$1.89	$9,482,200	6.28
Options exercisable	1,624,900	$0.99	$7,251,533	4.91

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $5.45 as of June 30, 2012 that would have been received by the option holders, had they exercised their options on June 30, 2012. The total intrinsic value of stock options exercised during fiscal year 2012, 2011 and 2010 was $690,511, $1,030,788 and $6,162, respectively.

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

	Year Ended June 30,
	2012	2011	2010
Non-cash stock-based compensation expense	$(856)	$(218)	$(244)
Income tax benefit	—	—	—

Net income effect	$(856)	$(218)	$(244)

Net effect on earnings per share, basic and diluted	$(0.04)	$(0.01)	$(0.01)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal year ended June 30, 2012, 2011 and 2010 there were 720,300, 280,450 and 1,121,700 options granted, respectively, with a weighted-average fair value of $3.21, $1.21 and $0.54, respectively, using the following assumptions:

	Year Ended June 30,
	2012	2011	2010
Dividend yield	—	—	—
Expected volatility	85%	82%	80%
Average risk-free interest rate	0.97%	1.82%	2.76%
Expected life (in years)	4.48	4.50	6.25

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total compensation cost, net of forfeitures of all options granted but not yet vested as of June 30, 2012 was $1.5 million which is expected to be recognized over the weighted average period of 1.34 years.

7.    COMMITMENTS AND CONTINGENCIES

Capital Lease

In May 2009, we entered into a capital lease agreement in order to finance software and one year of related support. The lease terms commenced in May 2009 when the license was delivered, and terminates on July 01, 2011. We were obligated to repay the borrowings in eight quarterly installments of principal and interest of $43,817 beginning on July 1, 2009. At the end of the final installment period, we had the option of renewing, returning or purchasing the software at $28,000. The lease obligation and capitalization amount at inception was $305,000, and the interest rate was 3.06%. At the end of the lease term, we exercised our option to purchase the software for $28,000. As of June 30, 2011, property and equipment for the capital lease included $305,000 of software under capital lease. The accumulated amortization of assets under capital lease was $212,000 as of June 30, 2011. As a result of the exercise of the bargain purchase option, there were no assets under capital lease as of June 30, 2012.

Operating Lease

Our India and United States office leases that expired in fiscal year 2011 were renewed or extended. In addition, we were able to obtain new office spaces on acceptable and commercially reasonable terms. We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2017. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. Rent expense for facilities under operating leases was $1.1 million, $779,000 and $754,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We generated no sublease rental income for the fiscal years 2012, 2011 and 2010, respectively.

A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year June 30,	Operating Leases
2013	$1,274
2014	1,309
2015	868
2016	904
2017	563
Thereafter	—

Total minimum lease payments	$4,918

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hosting Services

We have agreements with third parties to provide co-location services for hosting operations that expire on various dates through fiscal year 2013. The agreement requires payment of a minimum amount per month in return for which the hosting services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $633,000, $438,000 and $697,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

A summary of future minimum payments is as follows (in thousands).

Fiscal Year June 30,	Co-location
2013	$456
2014	116
2015	—
2016	—
2017	—
Thereafter	—

Total minimum payments	$572

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. The Company, at the discretion of its board of directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under these plans were $280,000, $267,000 and $239,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Gratuity Plan–India

In accordance with Gratuity Act of 1972, the company sponsors a defined benefit plan (the “Gratuity Plan”) for all of its Indian employees. The plan is required by local law which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the plan were insignificant for the fiscal years 2012, 2011 and 2010.

Severance Pay–Italy

We accrue a severance provisions and pay related taxes to local governmental agencies consistent with local regulatory requirements. Total severance plan expenses were insignificant for the fiscal years 2012, 2011 and 2010.

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

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

Indemnification

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

Transfer pricing

We have received transfer pricing assessments from tax authorities with regard to transfer pricing issues for certain fiscal years, which we have appealed with the appropriate authority. We review the status of each significant matter and assess its potential financial exposure. We believe that such assessments are without merit and would not have a significant impact on our consolidated financial statements.

8.    LITIGATION

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

In May 2010, Microlog Corporation filed a patent infringement lawsuit in the United States District Court in the Eastern District of Texas, case number 6:10-CV-260 LED against a number of defendants, including several current and past eGain customers. LaQuinta Corporation, a named defendant in the Microlog case and a former eGain customer had subsequently filed a third party claim against us requesting indemnification from us in connection with the Microlog case. We filed a motion to dismiss this claim, which was denied by the court on September 29, 2011. In addition, the court denied LaQuinta Corporation’s motion for summary judgment. In October 2011, we filed our answer to LaQuinta Corporation’s third party claim. On February 15, 2012, we entered into a Settlement Agreement with LaQuinta and LaQuinta filed a Motion to dismiss the case. The Court dismissed the matter on March 6, 2012.

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

9.    FAIR VALUE MEASUREMENT

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

eGAIN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value hierarchy consists of the following three levels:

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (in thousands):

	Fair Value Measurement at June 30, 2012		Fair Value Measurement at June 30, 2011
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash equivalents:
Money market funds	$7,010	$7,010	$9,543	$9,543
Short-term investments:
Time deposits	—	—	633	633

Total Assets	$7,010	$7,010	$10,176	$10,176

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of June 30, 2012 and 2011, we did not have any material Level 2 or 3 assets or liabilities.

10.    SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the fiscal year 2011 and 2010, we had repurchased 213,243 shares at an average price of $1.29 and 108,308 shares at an average price of $1.00 per share, respectively. There were no shares repurchased during fiscal year 2012.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders, the Proxy Statement.

The following table sets forth information regarding eGain’s current executive officers as of September 25, 2012:

Name	Age	Position
Ashutosh Roy	46	Chief Executive Officer and Chairman
Eric Smit	50	Chief Financial Officer
Promod Narang	54	Senior Vice President of Products and Engineering
Thomas Hresko	62	Senior Vice President of Worldwide Sales
Charles Jepson	66	Senior Vice President of Business Development

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

Thomas Hresko has served as Sr. Vice President of Worldwide Sales since November of 2005. From July 2004 to October 2005, Mr. Hresko served as Vice President, Worldwide Sales for Corrigo, an enterprise application software company. From April 2002 to October of 2003 Mr. Hresko served as Vice President of Worldwide Sales at Primus Knowledge Solutions, a software company specializing in knowledge management and self service. From January 1990 to January of 2002, he served in sales management positions at Network Associates, enterprise software, security and anti-virus software company. In his most recent position, he served as Vice President Worldwide Sales for the customer relationship management software division. Mr. Hresko holds an M.B.A. from Harvard University and B.B.A from the University of Michigan. On July 19, 2012, the Company reported that Thomas Hresko will be departing the Company effective September 30, 2012.

Charles Jepson, previously the Sr. Vice President Business Development, was appointed Sr. Vice President of Worldwide Sales and Business Development effective July 19, 2012. Prior to eGain, Mr. Jepson worked as an independent consultant specializing in enterprise software from January 2006 to June 2010. He served as President and Chief Executive Officer of Extended Systems from February 2002 to October 2005, President and Chief Executive Officer of Diligent Software from July 2001 to January 2002, Vice President of North American Sales for eGain from June 2000 to July 2001, President and Chief Executive Officer of Inference Corporation from May 1997 to June 2000; and President and Chief Executive Officer of Interlink Computer Sciences from March 1992 to May 1997. Mr. Jepson holds an M.B.A from the University of California, Berkeley and a Bachelor of Arts from San Jose State University.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements there under.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10.8	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

Exhibit No.	Description of Exhibits
10.9	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.10	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.11	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.12	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.13	Loan and Security Agreement between eGain and Comerica Bank dated June 27, 2011, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2011.

10.14	Subordination Agreement between Ashutosh Roy and Comerica Bank dated as of June 27, 2011, filed as Exhibit 10.2 to eGain’s Current Report on Form 8K on June 27, 2011.

10.15	First Amendment to Loan and Security Agreement between eGain Communications Corporation and Comerica Bank, N.A. dated as of December 28, 2011. Affirmation of Subordination Agreement between Ashutosh Roy and Comerica Bank, N.A. dated as of December 28, 2011, filed as Exhibit 10.1 and 10.2 to eGain’s Current Report on Form 8-K on December 28, 2011.

10.16	Amendment No.1 to Restated Subordinated Secured Promissory Note between eGain Communications Corporation and Ashutosh Roy dated as of March 31, 2012, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on March 31, 2012.

10.17	Amendment No. 2 to Restated Subordinated Secured Promissory Note between the Company and Ashutosh Roy dated as of June 29, 2012. Second Amendment to Loan and Security Agreement dated as of June 28, 2012. Affirmation of Subordination Agreement between Ashutosh Roy and Comerica Bank, N.A. dated as of June 28, 2012, filed as Exhibit 10.1, 10.2 and 10.3 to eGain’s Current Report on Form 8-K on June 28, 2012.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) /15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN COMMUNICATIONS CORPORATION

Date: September 25, 2012	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY Ashutosh Roy	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2012

/S/ ERIC N. SMIT Eric N. Smit	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	September 25, 2012

/s/ MARK A. WOLFSON Mark A. Wolfson	Director	September 25, 2012

/s/ DAVID SCOTT David Scott	Director	September 25, 2012

/s/ GUNJAN SINHA Gunjan Sinha	Director	September 25, 2012

/s/ PHIROZ P. DARUKHANAVALA Phiroz P. Darukhanavala	Director	September 25, 2012

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2012	$181	$200	$(78)	$303
Year ended June 30, 2011	$247	$62	$(128)	$181
Year ended June 30, 2010	$139	$172	$(64)	$247

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3(i)	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii)	Amended and Restated Bylaws, as subsequently amended.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1(a)	Form of Indemnification Agreement.

10.2(a)#	Amended and Restated 1998 Stock Plan and forms of stock option agreements there under.

10.3(a)	Golden Gate Commercial Lease Agreement dated as of July 21, 1998 between Registrant and Golden Gate Commercial Company.

10.4(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Ashutosh Roy.

10.5(a)#	Amendment to Common Stock Purchase Agreement dated as of June 24, 1998 between Registrant and Gunjan Sinha.

10.6#	eGain Communications Corporation 2005 Stock Incentive Plan, filed on May 16, 2005 as Exhibit 10.2 on eGain’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7#	eGain Communications Corporation 2005 Management Stock Option Plan, filed as Exhibit 10.1 on eGain’s Current Report on Form 8-K on June 2, 2005.

10. 8	Loan and Security Agreement between eGain and Bridge Bank, N.A. dated June 24, 2008, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.9	Subordination Agreement by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., FW Investors V, L.P. and Bridge Bank National Association dated as of June 24, 2008, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on June 27, 2008.

10.10	Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among eGain Communications Corporation, Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P, and filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.11	Form of Restated Subordinated Secured Promissory Note by and between eGain Communications and Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P., and filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K on September 24, 2008.

10.12	Amendment No. 1 to the Conversion Agreement and Amendment to Subordinated Secured Promissory Notes by and among Ashutosh Roy, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P. and FW Investors V, L.P. filed on February 17, 2009 as Exhibit 10.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.13	Loan and Security Agreement between eGain and Comerica Bank dated June 27, 2011, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on June 27, 2011.

10.14	Subordination Agreement between Ashutosh Roy and Comerica Bank dated as of June 27, 2011, filed as Exhibit 10.2 to eGain’s Current Report on Form 8K on June 27, 2011.

Exhibit No.	Description of Exhibits
10.15	First Amendment to Loan and Security Agreement between eGain Communications Corporation and Comerica Bank, N.A. dated as of December 28, 2011. Affirmation of Subordination Agreement between Ashutosh Roy and Comerica Bank, N.A. dated as of December 28, 2011, filed as Exhibit 10.1 and 10.2 to eGain’s Current Report on Form 8-K on December 28, 2011.

10.16	Amendment No.1 to Restated Subordinated Secured Promissory Note between eGain Communications Corporation and Ashutosh Roy dated as of March 31, 2012, filed as Exhibit 10.1 to eGain’s Current Report on Form 8-K on March 31, 2012.

10.17	Amendment No. 2 to Restated Subordinated Secured Promissory Note between the Company and Ashutosh Roy dated as of June 29, 2012. Second Amendment to Loan and Security Agreement dated as of June 28, 2012. Affirmation of Subordination Agreement between Ashutosh Roy and Comerica Bank, N.A. dated as of June 28, 2012, filed as Exhibit 10.1, 10.2 and 10.3 to eGain’s Current Report on Form 8-K on June 28, 2012.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) /15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

(a)	Incorporated by reference to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended.
#	Indicates management contract or compensation plan or arrangement.
*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.