Form 10-Q
period 2012-09-30
EGAIN Corp
filed 2012-11-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35314

eGAIN CORPORATION

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common Stock $0.001 par value	24,624,073

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	September 30, 2012	June 30, 2012
	(Unaudited)	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$10,314	$9,911
Restricted cash	37	35
Accounts receivable, less allowance for doubtful accounts of $383 and $303 at September 30, 2012 and June 30, 2012, respectively	6,254	6,535
Deferred commissions	1,629	955
Prepaid and other current assets	849	795

Total current assets	19,083	18,231
Property and equipment, net	2,415	2,295
Deferred commissions, net of current portion	512	643
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1,000
Other assets	882	894

Total assets	$28,772	$27,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,520	$1,875
Accrued compensation	3,593	3,385
Accrued liabilities	2,145	1,549
Current portion of deferred revenue	10,292	6,896
Current portion of bank borrowings	1,667	1,666
Related party notes payable	5,674	—

Total current liabilities	24,891	15,371
Deferred revenue, net of current portion	863	1,187
Bank borrowings, net of current portion	1,250	1,667
Related party notes payable	—	5,563
Other long term liabilities	270	242

Total liabilities	27,274	24,030

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 24,578 shares as of September 30, 2012 and 24,485 shares as of June 30, 2012	24	24
Additional paid-in capital	327,145	326,742
Notes receivable from stockholders	(85)	(85)
Accumulated other comprehensive loss	(684)	(750)
Accumulated deficit	(324,902)	(322,018)

Total stockholders’ equity	1,498	3,913

Total liabilities and stockholders’ equity	$28,772	$27,943

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
		As Adjusted
Revenue:
License	$713	$2,886
Recurring revenue	7,174	5,781
Professional services	2,836	1,717

Total revenue	10,723	10,384
Cost of license	45	(10)
Cost of recurring revenue	1,396	1,266
Cost of professional services	2,903	1,549

Total cost of revenue	4,344	2,805

Gross profit	6,379	7,579

Operating expenses:
Research and development	1,950	1,430
Sales and marketing	5,549	4,104
General and administrative	1,507	1,113

Total operating expenses	9,006	6,647

Income / (loss) from operations	(2,627)	932
Interest expense, net	(141)	(175)
Other expense, net	(43)	(210)

Income / (loss) before income taxes	(2,811)	547
Income tax provision	(73)	(31)

Net income / (loss)	$(2,884)	$516

Per share information:
Basic net income / (loss) per common share	$(0.12)	$0.02

Diluted net income / (loss) per common share	$(0.12)	$0.02

Weighted average shares used in computing basic net income / (loss) per common share	24,516	24,141

Weighted average shares used in computing diluted net income / (loss) per common share	24,516	25,977

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2012	2011
		As Adjusted
Net income / (loss)	$(2,884)	$516
Foreign currency translation adjustments	66	(46)

Comprehensive income / (loss)	$(2,818)	$470

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2012	2011
		As Adjusted
Cash flows from operating activities:
Net income /(loss)	$(2,884)	$516
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	273	161
Stock-based compensation	304	130
Provisions for doubtful accounts	95	(35)
Accrued interest and amortization of discount on related party notes payable	111	156
Changes in operating assets and liabilities:
Accounts receivable	352	3,926
Deferred commissions	(544)	58
Prepaid expenses and other assets	11	(110)
Accounts payable	(552)	411
Accrued compensation	151	(1,290)
Accrued liabilities	549	(351)
Deferred revenue	2,946	781
Other long term liabilities	12	(6)

Net cash provided by operating activities	824	4,347

Cash flows from investing activities:
Purchases of property and equipment	(162)	(511)
Proceeds from sale of short-term investments	—	605

Net cash provided by (used in) investing activities	(162)	94

Cash flows from financing activities:
Payments on bank borrowings	(416)	(416)
Payments on capital lease obligations	—	(28)
Increase in restricted cash	—	(1,000)
Proceeds from exercise of stock options	99	30

Net cash used in financing activities	(317)	(1,414)

Effect of change in exchange rates on cash and cash equivalents	58	(45)

Net increase in cash and cash equivalents	403	2,982
Cash and cash equivalents at beginning of period	9,911	12,424

Cash and cash equivalents at end of period	$10,314	$15,406

Supplemental cash flow disclosures:
Cash paid for interest	$36	$36
Cash paid for taxes	$77	$31

Non-cash items:
Non-cash investing activities in three month ended September 30, 2012 consist of purchasing equipment of $165,000 through trade accounts payable.

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

eGain Corporation is one of the premier providers of cloud (or hosting) and on-premise customer interaction software for sales and service. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified customer interaction hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France, South Africa and India.

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2012 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2013. We have evaluated whether there were material subsequent events requiring recognition or disclosure, and there were none.

Voluntary Change in Accounting Policy

Effective this quarter, we made a voluntary change to our accounting policy for sales commissions related to new cloud (hosting) contracts with our customers, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the term of the contract. We believe this method is preferable because commission charges (that are direct and incremental) are so closely related to the revenue from the contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, based upon internal research and feedback from external research analysts it is our belief that most industry peers have adopted a similar commission expense policy. This change should improve the comparability of the Company’s consolidated financial statements to its industry peers and provide better matching of revenues and expenses.

We have, in accordance with ASC 250, Accounting Changes and Error Corrections, retrospectively applied this new accounting policy to all applicable prior period financial information presented herein as required. The cumulative effect of this change on accumulated deficit was a decrease of $503,000 as of July 1, 2011. In addition, the impact of this change to the Company’s net loss and comprehensive loss was a decrease of $544,000, or $0.02 per share on a basic and diluted basis for the three months ended September 30, 2012. The change resulted in an increase to deferred commissions, both, current and non-current portion, on the condensed consolidated balance sheet in the amounts of $1.6 million and $512,000, respectively as of September 30, 2012. The change also resulted in a net increase of $544,000 to deferred commissions reported on the condensed consolidated statement of cash flows for the three months ended September 30, 2012, however there was no impact on the cash flows from operating activities for the three months ended September 30, 2012.

The following tables present the effects of the retrospective application of the voluntary change in accounting policy for sales commissions related to cloud contracts:

Condensed Consolidated Balance Sheet
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Deferred commissions	$—	$955	$955
Deferred commissions, net of current	$—	$643	$643
Total assets	$26,345	$1,598	$27,943
Accumulated deficit	$(323,616)	$1,598	$(322,018)
Total stockholders’ equity	$2,315	$1,598	$3,913
Total liabilities and stockholders’ equity	$26,345	$1,598	$27,943

Condensed Consolidated Statement of Operations
(in thousands, except per share data)	Three Months Ended September 30, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Sales and marketing	$4,046	$58	$4,104
Income /(loss) from operations	$990	$(58)	$932
Net Income / (loss)	$574	$(58)	$516

Basic net income / (loss) per share	$0.02	$—	$0.02
Diluted net income / (loss) per share	$0.02	$—	$0.02

Shares used in computing basic net gain / (loss) per share	24,141		24,141
Shares used in computing diluted net gain / (loss) per share	25,977		25,977

Condensed Consolidated Statement of Comprehensive Income
(in thousands)	Three Months Ended September 30, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Net income	$574	$(58)	$516
Foreign currency translation adjustments	$(46)	$—	$(46)
Comprehensive income	$528	$(58)	$470

Condensed Consolidated Statement of Cash Flows
(in thousands)	Three Months Ended September 30, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$574	$(58)	$516
Deferred commissions	$—	$58	$58
Net cash provided by operating activities	$4,347	$—	$4,347

(1)	Reflects the retrospective impact to sales commission expense as a result of the voluntary change to our sales commission expense policy which was adopted in the first quarter of fiscal year 2013.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Information relating to our geographic areas for the three months ended September 30, 2012 and 2011 is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2012	2011
Total Revenue:
North America	$6,271	$6,581
EMEA	4,378	3,770
Asia Pacific	74	33

	$10,723	$10,384

Operating Income/(loss):
North America	$(750)	$1,189
EMEA	(638)	683
Asia Pacific*	(1,239)	(940)

	$(2,627)	$932

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30, 2012	June 30, 2012
North America	$12,796	$15,692
EMEA	9,656	6,162
Asia Pacific	1,440	1,209

	$23,892	$23,063

The following table provides the revenue for the three months ended September 30, 2012 and 2011, respectively, (unaudited, in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue:
License	$713	$2,886
Cloud services	3,726	2,623
Maintenance and support services	3,448	3,158
Professional services	2,836	1,717

	$10,723	$10,384

For the three months ended September 30, 2012 and 2011, there was one customer that accounted for 14% and 18% of total revenue, respectively.

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue includes cloud services and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting, implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

We apply the provisions of Accounting Standards Codification, or ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for cloud transactions to determine the accounting treatment for multiple elements. We also apply ASC 605 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate units of accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor-specific objective evidence of pricing, and (iv) the services are not essential to the functionality of the software.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, cloud, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and, in some cases, cloud services.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue was less than 1% for the quarter ended September 30, 2012. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

Cloud Services Revenue

Included in recurring revenue is revenue derived from our cloud services. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. These agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of these customers purchase a combination of our cloud services and professional services. In some cases the customer may also acquire a license for our software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, or VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer cloud relationship, once cloud has gone live or system ready. We currently estimate the life of the cloud customer relationship to be approximately 30 months, based on the average life of all cloud customer relationships.

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established vendor-specific objective evidence of fair value for the cloud and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangements, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If vendor-specific evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

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

For cloud arrangements, consulting and implementation services that do not qualify for separate accounting, we recognized the services revenue ratably over the estimated life of the customer cloud relationship.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided or, in the case of cloud, when the customer also has access to the cloud services.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud and support services and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to the Company’s direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized under “Sales and Marketing” expense in the consolidated statement of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended September 30,
	2012	2011
Cost of professional and recurring services revenue	$29	$18
Research and development	77	23
Sales and marketing	96	43
General and administrative	102	46

Total stock-based compensation expense	$304	$130

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8. Options to purchase 28,850 and 203,300 shares of common stock were granted during the three months ended September 30, 2012 and 2011, with a weighted-average fair value of $3.07 and $2.41, respectively, using the following assumptions:

	Three Months Ended September 30,
	2012	2011
Dividend yield	—	—
Expected volatility	85%	85%
Average risk-free interest rate	0.67%	1.15%
Expected life (in years)	4.50	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2012 was $1,225,015, which is expected to be recognized over the weighted average period of 1.32 years. There were 92,117 options exercised for the three months ended September 30, 2012 and 40,161 options exercised for three months ended September 30, 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. For public entities, the amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (our fiscal 2013). The adoption of this amendment did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, on comprehensive income presentation to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The adoption of this amendment resulted in the addition of the Condensed Consolidated Statements of Comprehensive Income / (Loss) statement to our condensed consolidated financial statements.

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

Note 2. Net Income / (Loss) per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares outstanding is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income / (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended September 30,
	2012	2011
Net income/ (loss) applicable to common stockholders	$(2,884)	$516

Basic net income /(loss) per common share	$(0.12)	$0.02

Weighted-average common shares used in computing basic net income / (loss) per common share	24,516	24,141
Effect of dilutive options and warrants	—	1,836

Weighted-average common shares used in computing diluted net income / (loss) per common share	24,516	25,977

Diluted net income / (loss) per common share	$(0.12)	$0.02

Weighted average shares of stock options to purchase 2,707,547 shares of common stock for the three months ended September 30, 2012 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Weighted average shares of stock options and warrants to purchase 265,698 shares of common stock for the three months ended September 30, 2011, were not included in the computation of diluted net income per common share due to their effect being anti-dilutive.

Note 3. Related Party Notes Payable

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

On June 29, 2012, we entered into Amendment No. 2 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we have agreed to extend the maturity date of the Note to July 31, 2013. We may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. As of September 30, 2012 and June 30, 2012, the balance of the loan was $5.7 million and $5.6 million, respectively. The interest expense on the related party notes was $111,000, and $156,000, respectively, for the three months ended September 30, 2012 and 2011.

Note 4. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. As of September 30, 2012 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. As of September 30, 2012 and June 30, 2012, the amount outstanding under the Comerica Term Loan was $2.9 million and $3.3 million, respectively, with an interest rate of 4.25%. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of September 30, 2012, we were in compliance with the covenants. Additionally, we account for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. On December 28, 2011, we amended the Loan and Security Agreement with Comerica Bank. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

Note 5. Income Taxes

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2012 and in the three months ended September 30, 2012.

Note 6. Commitments and Contingencies

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2012 and June 30, 2012. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Note 7. Fair Value Measurement

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of September 30, 2012		As of June 30, 2012
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash and Cash Equivalent:
Money market funds	$5,012	$5,012	$7,010	$7,010

Total Assets	$5,012	$5,012	$7,010	$7,010

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of September 30, 2012 and June 30, 2012, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 8. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended September 30, 2012 and 2011 there were no shares repurchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our hybrid revenue model may impact our operating results; our failure to compete successfully in the markets in which we do business; the adequacy of our capital resources and need for additional financing; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; an unauthorized access is obtained to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the ability to continue increasing investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; and geographical and currency fluctuations and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Corporation is one of the premier providers of cloud (or hosting) and on-premise customer interaction software for sales and service. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of September 30, 2012, unbilled deferred revenue increased to $21.8 million, up from approximately $20.7 million as of June 30, 2012.

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

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2012, which we filed with the Securities and Exchange Commission on September 25, 2012.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 25, 2012 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2012 except for recently adopted accounting guidance as discussed in Note 1, “New Accounting Pronouncements” to our unaudited condensed consolidated financial statements and change in accounting policy as noted below.

Voluntary Change in Accounting Policy

Effective this quarter, we made a voluntary change to our accounting policy for sales commissions related to new cloud (hosting) contracts with our customers, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the term of the contract. We believe this method is preferable because commission charges (that are direct and incremental) are so closely related to the revenue from the non-cancelable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, based upon internal research and feedback from external research analysts it is our belief that most industry peers have adopted a similar commission expense policy. This change should improve the comparability of the Company’s consolidated financial statements to its industry peers and provide better matching of revenues and expenses.

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue include cloud services and software maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consist of consulting implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

License revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

Cloud services revenue is recognized ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases the customer may also acquire a license for our software.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer hosting relationship, once hosting has gone live or system ready. We currently estimate the life of the cloud customer relationship to be approximately 30 months, based on the average life of all cloud customer relationships.

For cloud services, consulting, and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the cloud customer relationship.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided or, in the case of cloud services, when the customer also has access to the cloud services.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud and support services described above. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In September 30, 2012, deferred revenue increased to $11.2 million, compared to $8.1 million at June 30, 2012.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to the Company’s direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as selling expense in the consolidated statement of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Revenue:
License	7%	28%
Recurring revenue	67%	56%
Professional services	26%	16%

Total revenue	100%	100%
Cost of license	1%	0%
Cost of recurring revenue	13%	12%
Cost of professional services	27%	15%

Total cost of revenue	41%	27%

Gross margin	59%	73%

Operating expenses:
Research and development	18%	14%
Sales and marketing	52%	39%
General and administrative	14%	11%

Total operating expenses	84%	64%

Income /(loss) from operations	(24)%	9%

Revenue

(in thousands)	Three Months Ended September 30,
	2012	2011	Change	%

License	$713	$2,886	$(2,173)	(75)%
Recurring revenue	7,174	5,781	1,393	24%
Professional services	2,836	1,717	1,119	65%

Total revenue	$10,723	$10,384	$339	3%

Total revenue increased 3% to $10.7 million in the quarter ended September 30, 2012 from $10.4 million in the comparable year-ago quarter. License revenue decreased 75% to $713,000 in the quarter ended September 30, 2012 from $2.9 million in the comparable year-ago quarter. The decrease in license revenue was primarily due to the booking mix shift from the on-premise delivery model to cloud services. Recurring revenue, which is comprised of cloud and software maintenance and support revenue increased 24% to $7.2 million in the quarter ended September 30, 2012 from $5.8 million in the comparable year-ago quarter. The increase in recurring revenue was primarily due to the expansion within our current customer base and new cloud contracts. Professional services revenue increased 65% to $2.8 million in the quarter ended September 30, 2012 from $1.7 million in the comparable year-ago quarter. The increase in professional services revenue was driven by a number of large customer deployments.

Revenue in Europe and Asia Pacific increased 17% to $4.4 million in the quarter ended September 30, 2012 from $3.8 million in the comparable year-ago quarter. The increase in revenue outside of the Americas demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $58,000 in total revenue for the three months ended September 30, 2012 as compared to the comparable year-ago quarter. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2012	2011	Change	%
License	$45	$(10)	$55	NM
Recurring revenue	1,396	1,266	130	10%
Professional services	2,903	1,549	1,354	87%

Cost of revenue	$4,344	$2,805	$1,539	55%

Percentage of total revenue	41%	27%
Gross margin	59%	73%

NM= not meaningful

Total cost of revenue increased 55% to $4.3 million in the quarter ended September 30, 2012 from $2.8 million in the comparable year-ago quarter. Total cost of revenue represented 41% and 27% of total revenue in the quarter ended September 30, 2012 and 2011, respectively. The increase was primarily due to increases of (i) $1.3 million in personnel and personnel-related expenses; (ii) $159,000 of cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $110,000 in outside consulting offset by $74,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the quarter ended September 30, 2012 was 59% compared to 73% in the comparable year-ago quarter. The decrease in gross margin was primarily due to (i) the decrease in the gross profit of professional services resulting from our increased investment in professional services personnel; and (ii) the decrease in license revenue resulting from the booking mix shift to cloud from on-premise delivery model.

Operating Expenses

Research and Development

	Three Months Ended September 30,
(in thousands)	2012	2011	Change	%
Research and development	$1,950	$1,430	$520	36%
Percentage of total revenue	18%	14%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development for the three months ended September 30, 2012 increased 36% to $1.9 million, compared to $1.4 million for the comparable year-ago quarter. The increase was primarily due to (i) an increase of $531,000 in personnel and personnel-related expenses and (ii) $62,000 in outside consulting services; offset by a decrease of $73,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 18% and 14% for the quarters ended September 30, 2012 and 2011, respectively.

Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2012	2011	Change	%
Sales and marketing	$5,549	$4,104	$1,445	35%
Percentage of total revenue	52%	39%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 35% to $5.5 million in the quarter ended September 30, 2012 from $4.1 million in the comparable year-ago quarter. The increase was primarily due to increases of (i) $1.5 million in personnel and personnel-related expenses which includes a one-time decrease in sales commission of $544,000 from the voluntary change to our accounting policy for sales commissions and one-time personnel payments made to employees of $340,000 as a result of the organization changes made in the quarter and (ii) $69,000 in third party partner fees; offset by a decreases of (i) $79,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (ii) $32,000 in marketing programs and public relations. Total sales and marketing expense as a percentage of total revenue was 52% in the quarter ended September 30, 2012 compared to 39% in the comparable year-ago quarter.

General and Administrative

	Three Months Ended September 30,
(in thousands)	2012	2011	Change	%
General and administrative	$1,507	$1,113	$394	35%
Percentage of total revenue	14%	11%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 35% to $1.5 million in the quarter ended September 30, 2012 from $1.1 million in the comparable year-ago quarter. The increase was primarily due to (i) $170,000 in personnel and personnel-related expense; (ii) an increase of $157,000 accounting and other outside consulting related expenses; (iii) $86,000 in bad debt expense offset by $19,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total general and administrative expense as a percentage of total revenue was 14% and 11% for the quarters ended September 30, 2012 and 2011, respectively.

Income/ (loss) from Operations

	Three Months Ended September 30,
(in thousands)	2012	2011	Change	%
Income /(loss) from operations	$(2,627)	$932	$(3,559)	(382)%
Operating margin	(24)%	9%

Loss from operations in the quarter ended September 30, 2012 was $2.6 million which included $304,000 of stock-based expenses compared to an operating income of $932,000 which included $130,000 of stock-based expenses in the comparable year-ago quarter. We recorded a 24% negative operating margin in the quarter ended September 30, 2012, compared to a 9% operating margin in the comparable year-ago quarter.

Interest Expense, Net

Interest expense consists of interest on our related party notes payable and bank borrowings. Interest expense, net was $141,000 in the quarter ended September 30, 2012 compared to $175,000 in the comparable year-ago quarter.

Other Expense, Net

Other expense primary consists of exchange rate gain/loss on foreign currency transactions. Other expense, net was $43,000 for the quarter ended September 30, 2012 compared to $210,000 for the comparable year-ago quarter.

Income Tax Provision

We recorded an income tax expense of $73,000 for the quarter ended September 30, 2012 compared to $31,000 for the comparable year-ago quarter. The income tax expenses recorded for the three months ended September 30, 2012 was primarily related to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of September 30, 2012 our cash and cash equivalents were $10.3 million and our negative working capital was $5.8 million compared to cash and cash equivalents of $9.9 million and our working capital of $2.8 million (as adjusted) as of June 30, 2012. As of September 30, 2012, our deferred revenue was $11.2 million compared to $8.1 million on June 30, 2012.

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

If adequate funds are not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, the mix of new cloud and license business, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

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

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, and is payable in 36 equal monthly payments of principal and interest with maturity date of June 15, 2014. As of September 30, 2012 and June 30, 2012, the amount outstanding under the Comerica Term Loan was $2.9 million and $3.3 million, respectively. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of September 30, 2012 we were in compliance with the covenants.

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

On March 31, 2012, we entered into Amendment No.1 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note is $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. On June 29, 2012 the maturity date of the Note was extended to July 31, 2013. As of September 30, 2012 and June 30, 2012, the balance of the loan was $5.7 million and $5.6 million, respectively.

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

Cash Flows

Net cash provided by operating activities was $824,000 for the three months ended September 30, 2012 compared to $4.3 million from the same period last year. Net cash provided by operating activities for the three months ended September 30, 2012 consisted primarily of a net loss of $2.9 million, plus non-cash expenses related to stock-based compensation of $304,000, depreciation of $273,000, accrued interest and amortization of discount on related party notes of $111,000, and a $2.9 million provided by operating activities from the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended September 30, 2012 primarily consisted of increases in deferred revenue of $2.9 million, $549,000 in accrued liabilities, $544,000 in deferred commissions, and $151,000 in accrued compensation. This was partially offset by a decrease of $552,000 in accounts payable and $352,000 in accounts receivable. The increase in deferred revenue was primarily attributed by the increase in our cloud business and the renewal of our maintenance and support contracts.

Net cash provided by operating activities was $4.3 million for the three months ended September 30, 2011 consisted primarily of a net income of $516,000, plus non-cash expenses related to depreciation of $161,000, stock-based compensation of $130,000, accrued interest and amortization of discount on related party notes of $156,000, and a $3.4 million used in operating activities from the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended September 30, 2011 primarily consisted of a decrease in accounts receivable of $3.9 million, increase in deferred revenue of $781,000 and accounts payable of $411,000. This was partially offset by a decrease of $1.3 million in accrued compensation and $351,000 in accrued liabilities. The decrease in accrued compensation was primarily related to the payout of employee accrued bonuses from fiscal year 2011. The increase in deferred revenue primarily attributed to the renewal of the maintenance and support of a large support of the license transaction entered into in the quarter ended September 30, 2011.

Net cash used in investing activities was $162,000 for the three months ended September 30, 2012 compared to net cash provided by investing activities of $94,000 for the same period last year. Cash used in investing activities for the three months ended September 30, 2012 related entirely to the purchase of computer equipment for new employees. Cash provided by investing activities for the three months ended September 30, 2011 primarily included $605,000 of the proceeds from sale of short-term investments offset by $511,000 for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased cloud customers and new employees.

Net cash used in financing activities was $317,000 for the three months ended September 30, 2012 compared to net cash used in financing activities of $1.4 million for the same period last year. Net cash used in financing activities for the three months ended September 30, 2012 primarily included the repayment of $416,000 of existing bank borrowings offset by net proceeds of $99,000 on the exercise of stock options. Net cash used in financing activities for the three months ended September 30, 2011 included an increase of $1.0 million in restricted cash, repayment of $416,000 of existing bank borrowings, $28,000 for payment on capital leases, offset by net proceeds of $30,000 on exercise of stock options.

Commitments

There was no significant change to our contractual obligations since June 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There was no significant change since June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at September 30, 2012 totaled approximately $8.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended September 30, 2012, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A”. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing eGain. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

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

There were no repurchased shares of stock in the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

3(iii)	Certificate of Amendment of Certificate of Incorporation effective November 13, 2012.

18	Letter regarding change in accounting principle (Preferability letter)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Comprehensive Income/(Loss) and (v) Notes to Condensed Consolidated Financial Statements

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2012	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(iii)	Certificate of Amendment of Certificate of Incorporation effective November 13, 2012.

18	Letter regarding change in accounting principle (Preferability letter)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Comprehensive Income/(Loss) and (v) Notes to Condensed Consolidated Financial Statements

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.