Form 10-Q
period 2012-12-31
EGAIN Corp
filed 2013-02-11
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2013
Common Stock $0.001 par value	24,798,315

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31, 2012	June 30, 2012
	(Unaudited)	(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$18,839	$9,911
Restricted cash	37	35
Accounts receivable, less allowance for doubtful accounts of $467 and $303 at December 31, 2012 and June 30, 2012, respectively	8,308	6,535
Deferred commissions	1,629	955
Prepaid and other current assets	1,038	795

Total current assets	29,851	18,231
Property and equipment, net	2,481	2,295
Deferred commissions, net of current portion	1,071	643
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1,000
Other assets	793	894

Total assets	$40,076	$27,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$1,875
Accrued compensation	3,745	3,385
Accrued liabilities	1,785	1,549
Current portion of deferred revenue	19,398	6,896
Current portion of bank borrowings	2,167	1,666
Related party notes payable	2,786	—

Total current liabilities	30,992	15,371
Deferred revenue, net of current portion	2,982	1,187
Bank borrowings, net of current portion	3,333	1,667
Related party notes payable	—	5,563
Other long term liabilities	289	242

Total liabilities	37,596	24,030

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 24,779 shares as of December 31, 2012 and 24,485 shares as of June 30, 2012	25	24
Additional paid-in capital	327,589	326,742
Notes receivable from stockholders	(86)	(85)
Accumulated other comprehensive loss	(787)	(750)
Accumulated deficit	(324,261)	(322,018)

Total stockholders’ equity	2,480	3,913

Total liabilities and stockholders’ equity	$40,076	$27,943

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenue:
License	$3,426	$3,033	$4,139	$5,918
Recurring revenue	7,806	5,725	14,980	11,506
Professional services	3,505	2,078	6,341	3,796

Total revenue	14,737	10,836	25,460	21,220
Cost of license	46	(1)	91	(11)
Cost of recurring revenue	1,208	1,291	2,604	2,557
Cost of professional services	3,012	1,961	5,915	3,510

Total cost of revenue	4,266	3,251	8,610	6,056

Gross profit	10,471	7,585	16,850	15,164

Operating expenses:
Research and development	2,142	1,377	4,092	2,807
Sales and marketing	5,946	4,923	11,495	9,027
General and administrative	1,570	1,728	3,077	2,841

Total operating expenses	9,658	8,028	18,664	14,675

Income/ (loss) from operations	813	(443)	(1,814)	489
Interest expense, net	(136)	(214)	(277)	(389)
Other income (expense)	93	(51)	50	(262)

Income/ (loss) before income taxes	770	(708)	(2,041)	(162)
Income tax provision	(129)	(47)	(202)	(77)

Net income/ (loss)	$641	$(755)	$(2,243)	$(239)

Per share information:
Basic net income/ (loss) per common share	$0.03	$(0.03)	$(0.09)	$(0.01)

Diluted net income/ (loss) per common share	$0.02	$(0.03)	$(0.09)	$(0.01)

Weighted average shares used in computing basic net income/ (loss) per common share	24,670	24,351	24,593	24,246

Weighted average shares used in computing diluted net income/ (loss) per common share	26,099	24,351	24,593	24,246

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE / INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income/ (loss)	$641	$(755)	$(2,243)	$(239)
Other comprehensive income/ (loss), net of taxes:
Foreign currency translation adjustments	(103)	(54)	(37)	(100)

Comprehensive income/ (loss)	$538	$(809)	$(2,280)	$(339)

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended December 31,
	2012	2011
		(As Adjusted)
Cash flows from operating activities:
Net loss	$(2,243)	$(239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	571	360
Amortization of deferred commissions	643	321
Stock-based compensation	585	265
Provisions for doubtful accounts	198	86
Accrued interest on related party notes payable	222	316
Changes in operating assets and liabilities:
Accounts receivable	(1,803)	2,420
Deferred commissions	(1,743)	(350)
Prepaid expenses and other assets	(236)	(316)
Accounts payable	(883)	168
Accrued compensation	256	(743)
Accrued liabilities	154	(339)
Deferred revenue	14,185	(753)
Other long term liabilities	26	107

Net cash provided by operating activities	9,933	1,303

Cash flows from investing activities:
Purchases of property and equipment	(623)	(944)
Proceeds from sale of short-term investments	—	605

Net cash used in investing activities	(623)	(339)

Cash flows from financing activities:
Payment on related party notes payable	(3,000)	—
Payments on bank borrowings	(833)	(833)
Payments on capital lease obligations	—	(28)
Proceeds from bank borrowings	3,000	—
Increase in restricted cash	—	(1,000)
Proceeds from exercise of stock options	261	61

Net cash used in financing activities	(572)	(1,800)

Effect of change in exchange rates on cash and cash equivalents	190	(48)

Net increase/ (decrease) in cash and cash equivalents	8,928	(884)
Cash and cash equivalents at beginning of period	9,911	12,424

Cash and cash equivalents at end of period	$18,839	$11,540

Supplemental cash flow disclosures:
Cash paid for interest	$1,818	$83
Cash paid for taxes	$183	$73

Non-cash items:
Non-cash investing activities of purchasing equipment in trade accounts payable	$88	$—

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

eGain Corporation is one of the premier providers of cloud customer engagement solutions. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France, South Africa and India.

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2012 was derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2013. We have evaluated whether there were material subsequent events requiring recognition or disclosure, and there were none.

Voluntary Change in Accounting Policy

Effective July 1, 2012, we made a voluntary change to our accounting policy for sales commissions related to new cloud contracts with our customers, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the term of the contract. We believe this method is preferable because commission charges (that are direct and incremental) are so closely related to the revenue from the contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, based upon internal research and feedback from external research analysts it is our belief that most industry peers have adopted a similar commission expense policy. This change should improve the comparability of the Company’s consolidated financial statements to its industry peers and provide better matching of revenue and expenses.

We have, in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, retrospectively applied this new accounting policy to all applicable prior period financial information presented herein as required. The cumulative effect of this change on accumulated deficit was a decrease of $503,000 as of July 1, 2011 and $2.7 million as of December 31, 2012. In addition, the impact of this change to the Company’s net loss and comprehensive loss was a decrease of $559,000 and $1.1 million, or a loss of $0.02 and $0.04 per share on a basic and diluted basis for the three and six months ended December 31, 2012. The change resulted in an increase to deferred commissions, both, current and non-current portion, on the condensed consolidated balance sheet in the amounts of $1.6 million and $1.1 million, respectively, as of December 31, 2012. The change also resulted in a net increase of $1.1 million to deferred commissions reported on the condensed consolidated statement of cash flows for the six months ended December 31, 2012; however there was no impact on the cash flows from operating activities for the three months ended December 31, 2012.

The following tables present the effect on the condensed consolidated financial statements of the accounting change that was retrospectively adopted on July 1, 2012:

Condensed Consolidated Balance Sheet
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Deferred commissions	$—	$955	$955
Total current assets	$17,276	$955	$18,231
Deferred commissions, net of current portion	$—	$643	$643
Total assets	$26,345	$1,598	$27,943
Accumulated deficit	$(323,616)	$1,598	$(322,018)
Total stockholders’ equity	$2,315	$1,598	$3,913
Total liabilities and stockholders’ equity	$26,345	$1,598	$27,943

Condensed Consolidated Statement of Operations
(in thousands)	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	As Previously Reported	Adjustment (1)	As Adjusted	As Previously Reported	Adjustment (1)	As Adjusted
Sales and marketing	$5,010	$(87)	$4,923	$9,056	$(29)	$9,027
Total operating expenses	$8,115	$(87)	$8,028	$14,704	$(29)	$14,675
Income / (loss) from operations	$(530)	$87	$(443)	$460	$29	$489
Net income / (loss) before income tax	$(795)	$87	$(708)	$(191)	$29	$(162)
Net income / (loss)	$(842)	$87	$(755)	$(268)	$29	$(239)

Condensed Consolidated Statement of Comprehensive Income
(in thousands)	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	As Previously Reported	Adjustment (1)	As Adjusted	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$(842)	$87	$(755)	$(268)	$29	$(239)
Comprehensive income / (loss)	$(896)	$87	$(809)	$(368)	$29	$(339)

Condensed Consolidated Statement of Cash Flows
(in thousands)	Six Months Ended December 31, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$(268)	$29	$(239)
Amortization of deferred commissions	$—	$321	$321
Deferred commissions	$—	$(350)	$(350)

(1)	Reflects the retrospective impact to sales commission expense as a result of the voluntary change to our sales commission expense policy which was adopted in the first quarter of fiscal year 2013.

Segment Information

We operate in one segment, the development, implementation and support of our customer engagement software solutions. Our software solutions are implemented in the eGain Cloud or at the customer’s location. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas for the three and six months ended December 31, 2012 and 2011 are as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Total Revenue:
North America	$8,383	$5,265	$14,653	$11,846
EMEA	6,292	5,507	10,670	9,277
Asia Pacific	62	64	137	97

	$14,737	$10,836	$25,460	$21,220

Operating Income/ (loss):
North America	$865	$(979)	$116	$201
EMEA	1,245	1,425	607	2,150
Asia Pacific*	(1,297)	(889)	(2,536)	(1,863)

	$813	$(443)	$(1,814)	$489

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31, 2012	June 30, 2012
North America	$23,527	$15,692
EMEA	10,089	6,162
Asia Pacific	1,580	1,209

	$35,196	$23,063

The following table provides the revenue for the three and six months ended December 31, 2012 and 2011, respectively, (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue:
License	$3,426	$3,033	$4,139	$5,918
Cloud services	4,503	2,560	8,229	5,183
Maintenance and support services	3,303	3,165	6,751	6,323
Professional services	3,505	2,078	6,341	3,796

	$14,737	$10,836	$25,460	$21,220

For the three months ended December 31, 2012, there was one customer that accounted for 19% of total revenue. For the three months ended December 31, 2011, no customer accounted for more than 10% of total revenue. For the six months ended December 31, 2012 and 2011, there was one customer that accounted for 17% and 10% of total revenue, respectively.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 3% and 1% for three months ended December 31, 2012 and 2011, respectively. License sales to resellers as a percentage of total revenue was approximately 2% and 1% for the six months ended December 31, 2012 and 2011, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

Cloud Services Revenue

Included in recurring revenue is revenue derived from our cloud services. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud services and professional services. In some cases the customer may also acquire a license for our software.

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence, or VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer cloud relationship, once cloud has gone live or system ready. We currently estimate the life of the customer cloud relationship to be approximately 30 months, based on the average life of all cloud customer relationships.

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

For cloud arrangements, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer cloud relationship.

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

Deferred Costs

Deferred costs are included in other assets. Such amounts include fees we pay to third party partners for technology and are deferred and amortized over the related customer contract term. Amortization of deferred third party partner fees is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of professional services and recurring revenue	$30	$13	$59	$31
Research and development	78	18	155	41
Sales and marketing	90	63	186	106
General and administrative	83	41	185	87

Total stock-based compensation expense	$281	$135	$585	$265

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

Options to purchase 128,400 and 124,900 shares of common stock were granted during the three months ended December 31, 2012 and 2011 with a weighted average fair value of $ 2.97 and $4.19, respectively. Options to purchase 157,250 and 328,200 shares of common stock were granted during the six months ended December 31, 2012 and 2011, with a weighted-average fair value of $2.99 and $3.09, respectively, using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	90%	85%	89%	85%
Average risk-free interest rate	0.69%	0.95%	0.69%	1.08%
Expected life (in years)	4.50	4.50	4.50	4.47

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2012 was $1,248,703, which is expected to be recognized over the weighted average period of 1.34 years. There were 191,952 and 284,069 options exercised for the three and six months ended December 31, 2012 and there were 29,778 and 69,939 options exercised for the three and six months ended December 31, 2011.

New Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvement, which contains amendments to make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012 (our fiscal 2014). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

The following table represents the calculation of basic and diluted net income/ (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income/ (loss) applicable to common stockholders	$641	$(755)	$(2,243)	$(239)

Basic net income/ (loss) per common share	$0.03	$(0.03)	$(0.09)	$(0.01)

Weighted-average common shares used in computing basic net income per common share	24,670	24,351	24,593	24,246
Effect of dilutive options	1,429	—	—	—

Weighted-average common shares used in computing diluted net income/ (loss) per common share	26,099	24,351	24,593	24,246

Diluted net income/ (loss) per common share	$0.02	$(0.03)	$(0.09)	$(0.01)

Weighted average shares of stock options to purchase 726,836 and 2,650,351 shares of common stock for the three and six months ended December 31, 2012 and 2,535,459 and 2,488,734 shares of common stock for the three and six months ended December 31, 2011 were not included in the computation of diluted net income/(loss) per common share due to their effect being anti-dilutive.

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

On June 28, 2012, we entered into Amendment No. 2 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed to extend the maturity date of the Note to July 31, 2013. We may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. On December 31, 2012, we made a $3.0 million partial repayment to Mr. Roy bringing the remaining indebtedness to Mr. Roy to $2.8 million. As of December 31, 2012 and June 30, 2012, the balance of the loan was $2.8 million and $5.6 million, respectively. The interest expense on related party notes was $111,000 and $160,000 for the three months ended December 31, 2012 and 2011, respectively. The interest expense on related party notes was $222,000 and $316,000 for the six months ended December 31, 2012 and 2011, respectively.

Note 4. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. As of December 31, 2012 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of December 31, 2012, we were in compliance with the covenants. Additionally, we account for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. On December 28, 2011, we amended the Loan and Security Agreement with Comerica Bank. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which amended the Second Loan and Security Agreement, entered into by the Company and the Bank on June 28, 2012. Subject to and upon the terms and conditions of the Loan Amendment, the Bank agreed to make a term loan to the Company in one disbursement in the amount of $3.0 million, which the Company was obligated to use to pay down indebtedness owed to Mr. Roy. As of December 31, 2012 and June 30, 2012, the amount outstanding under the Comerica Term Loans was $5.5 million and $3.3 million, respectively, with an interest rate of “prime plus one” as per the amendment signed on December 28, 2012.

The Third Amendment to Loan and Security Agreement provides, in addition to other terms and conditions contained therein, that (i) the maturity date of the term loan will June 28, 2016; (ii) the Company shall repay the term loan in thirty-six (36) equal monthly installments of principal in the amount of $83,333.33 each, plus all accrued interest, beginning on July 1, 2013, and continuing on the same day of each month thereafter through the maturity date, at which time remaining amounts due shall be immediately due and payable; (iii) the proceeds of the term loan must be used to pay-down the Note; (iv) the interest on the term loan is the prime interest rate plus one percent and (v) there are no prepayment penalties or warrants associated with the term loan.

On December 31, 2012, the Company used the proceeds of the term loan to pay $3.0 million of the indebtedness due to Mr. Roy. The Company’s remaining outstanding indebtedness to Mr. Roy after the partial repayment is $2.8 million.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2012 and in the three and six months ended December 31, 2012.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2012 and June 30, 2012. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of December 31, 2012		As of June 30, 2012
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash, cash equivalent and restricted cash:
Money market funds	$3,013	$3,013	$7,010	$7,010

Total Assets	$3,013	$3,013	$7,010	$7,010

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of December 31, 2012 and June 30, 2012, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 8. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three and six months ended December 31, 2012 and 2011 there were no shares repurchased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, risks stemming from: our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results; our failure to compete successfully in the markets in which we do business; the adequacy of our capital resources and need for additional financing; our ability to improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; an unauthorized access is obtained to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the ability to continue increasing investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; and geographical and currency  fluctuations and other risks discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These  forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Corporation is one of the premier providers of cloud customer engagement solutions. For over a decade, eGain solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. The company has operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of December 31, 2012, unbilled deferred revenue decreased to $18.1 million, down from approximately $20.7 million as of June 30, 2012.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 25, 2012 and determined that there were no significant changes to our critical accounting policies in the three and six months ended December 31, 2012 except for recently adopted accounting guidance as discussed in Note 1, “New Accounting Pronouncements” to our unaudited condensed consolidated financial statements and change in accounting policy as noted below.

Voluntary Change in Accounting Policy

Effective July 1, 2012, we made a voluntary change to our accounting policy for sales commissions related to new cloud (hosting) contracts with our customers, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the term of the contract. We believe this method is preferable because commission charges (that are direct and incremental) are so closely related to the revenue from the non-cancelable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, based upon internal research and feedback from external research analysts it is our belief that most industry peers have adopted a similar commission expense policy. This change should improve the comparability of the Company’s consolidated financial statements to its industry peers and provide better matching of revenues and expenses.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In December 31, 2012, deferred revenue increased to $22.4 million, compared to $8.1 million at June 30, 2012.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to the Company’s direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as “Sales and Marketing” expense in the consolidated statement of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue:
License	23%	28%	16%	28%
Recurring revenue	53%	53%	59%	54%
Professional services	24%	19%	25%	18%

Total revenue	100%	100%	100%	100%
Cost of license	1%	0%	1%	0%
Cost of recurring revenue	8%	12%	10%	12%
Cost of professional services	20%	18%	23%	17%

Total cost of revenue	29%	30%	34%	29%

Gross margin	71%	70%	66%	71%

Operating expenses:
Research and development	15%	13%	16%	13%
Sales and marketing	40%	45%	45%	43%
General and administrative	10%	16%	12%	13%

Total operating expenses	65%	74%	73%	69%

Income/ (loss) from operations	6%	(4)%	(7)%	2%

Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
License	$3,426	$3,033	$393	13%	$4,139	$5,918	$(1,779)	(30)%
Recurring revenue	7,806	5,725	2,081	36%	14,980	11,506	3,474	30%
Professional services	3,505	2,078	1,427	69%	6,341	3,796	2,545	67%

Total revenue	$14,737	$10,836	$3,901	36%	$25,460	$21,220	$4,240	20%

Total revenue increased 36% to $14.7 million in the quarter ended December 31, 2012 from $10.8 million in the comparable year-ago quarter. Total revenue for the six months ended December 31, 2012 increased 20% to $25.5 million, compared to $21.2 million in the same period last year. License revenue increased 13% to $3.4 million in the quarter ended December 31, 2012 from $3.0 million in the comparable year-ago quarter. The increase in license revenue for the quarter was due to a large license contract totaling approximately $1.1 million. License revenue for the six months ended December 31, 2012 decreased 30% to $4.1 million, compared to $5.9 million in the same period last year. The decrease in license revenue was primarily due to the booking mix shift from the on-premise delivery model to cloud services. Recurring revenue, which is comprised of cloud and software maintenance and support revenue increased 36% to $7.8 million in the quarter ended December 31, 2012 from $5.7 million in the comparable year-ago quarter. Recurring revenue for the six months ended December 31, 2012 increased 30% to $15.0 million, compared to $11.5 million in the same period last year. The increase in recurring revenue was primarily due to the expansion within our current customer base and new cloud contracts. Professional services revenue increased 69% to $3.5 million in the quarter ended December 31, 2012 from $2.1 million in the comparable year-ago quarter. Professional services revenue for the six months ended December 31, 2012 increased 67% to $6.3 million, compared to $3.8 million in the same period last year. The increase in professional services revenue was driven by an increase in demand for our services as more of our customers deploy more applications and integrate our solutions into their customer engagement hubs.

Revenue in Europe and Asia Pacific increased 14% to $6.3 million in the quarter ended December 31, 2012 from $5.6 million in the comparable year-ago quarter. Revenue in Europe and Asia Pacific for the six months ended December 31, 2012 increased 16% to $10.8 million from $9.4 million in the same period last year. The increase in revenue outside of the Americas demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $143,000 in total revenue for the three months ended December 31, 2012 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound for the six months ended December 31, 2012 resulted in a net increase of $73,000 in total revenue as compared to the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%

Cost of revenue	$4,266	$3,251	$1,015	31%	$8,610	$6,056	$2,554	42%
Percentage of total revenue	29%	30%			34%	29%
Gross margin	71%	70%			66%	71%

Total cost of revenue increased 31% to $4.3 million in the quarter ended December 31, 2012 from $3.3 million in the comparable year-ago quarter. Total cost of revenue represented 29% and 30% of total revenue in the quarter ended December 31, 2012 and 2011, respectively. The increase was primarily due to increases of (i) $876,000 in personnel and personnel-related expenses; (ii) $95,000 of cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $44,000 in license related expenses for prepaid royalties and (iv) $6,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the quarter ended December 31, 2012 was 71% compared to 70% in the comparable year-ago quarter. The increase in gross margin was primarily due to (i) the increase in the gross profit of professional services resulting from strong sales growth; and (ii) the increase in cloud revenue resulting from the booking mix shift to cloud from on-premise delivery model.

Cost of revenue for the six months ended December 31, 2012 increased $2.6 million, or 42%, compared to the same period last year. This increase in total cost of revenue was primarily due to an increase of (i) $2.3 million in personnel and personnel-related expenses; (ii) $201,000 of cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $107,000 in outside consulting; (iv) $97,000 in license related expenses for prepaid royalties offset by $120,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. The decrease in gross margin was primarily due to the decrease in license revenue as a percentage of total revenue.

Operating Expenses

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Research and development	$2,142	$1,377	$765	56%	$4,092	$2,807	$1,285	46%
Percentage of total revenue	15%	13%			16%	13%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Research and development costs for the quarter ended December 31, 2012 increased $765,000, or 56%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $783,000 in personnel and personnel-related expenses; offset by a decrease of (ii) $33,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Research and development costs for the six months ended December 31, 2012 increased $1.3 million, or 46%, compared to the same period last year. The increase was primarily due to increases of (i) $1.3 million in personnel and personnel-related expenses; (ii) $69,000 in outside consulting services; offset by a decrease of (iii) $143,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Sales and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Sales and marketing	$5,946	$4,923	$1,023	21%	$11,495	$9,027	$2,468	27%
Percentage of total revenue	40%	45%			45%	43%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 21% to $5.9 million in the quarter ended December 31, 2012 from $4.9 million in the comparable year-ago quarter. The increase was primarily due to increases of (i) $973,000 in personnel and personnel-related expenses and (ii) $108,000 in third party partner fees; offset by a decrease of $54,000 in marketing programs and public relations. Total sales and marketing expense as a percentage of total revenue was 40% in the quarter ended December 31, 2012 compared to 45% in the comparable year-ago quarter.

Sales and marketing expense for the six months ended December 31, 2012 increased $2.5 million, or 27%, compared to the same period last year. The increase was primarily due to increases of (i) $2.6 million in personnel and personnel-related expense due to our expansion in sales team; and (ii) $177,000 in third party partner fees offset by decreases in (iii) $156,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and the British Pound; (iv) $84,000 in outside consulting services and (v) $25,000 in marketing programs and public relations.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
General and administrative	$1,570	$1,728	$(158)	(9)%	$3,077	$2,841	$236	8%
Percentage of total revenue	10%	16%			12%	13%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 9% to $1.6 million in the quarter ended December 31, 2012 from $1.7 million in the comparable year-ago quarter. The decrease was primarily due to (i) $292,000 in legal expense; (ii) $38,000 in bad debt expense; offset by increases of (iii) $98,000 in personnel and personnel-related expense; and (iv) an increase of $76,000 accounting and other outside consulting related expenses. Total general and administrative expense as a percentage of total revenue was 10% and 16% for the quarters ended December 31, 2012 and 2011, respectively.

General and administrative expense for the six months ended December 31, 2012 increased $236,000, or 8%, compared to the same period last year. The increase was primarily due to increases of (i) $266,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment; (ii) $222,000 accounting and other outside consulting related expenses; and (iii) $49,000 in bad debt expense; offset by decreases of (iv) $272,000 in legal expenses; and (v) $29,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Income/ (Loss) from Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2012	2011	Change	%	2012	2011	Change	%
Income (loss) from operations	$813	$(443)	$1,256	(284)%	$(1,814)	$489	$(2,303)	(471)%
Operating margin	6%	(4)%			(7)%	2%

Income from operations in the quarter ended December 31, 2012 was $813,000 which included $281,000 of stock-based compensation expense compared to an operating loss of $443,000 which included $135,000 of stock-based expenses in the comparable year-ago quarter. The increase in total revenue of $3.9 million net of a positive impact of approximately $143,000 from the exchange rate changes between the British Pound and the U.S. Dollar was offset by increases in total cost of revenue of $1.0 million and operating expense of $1.6 million. We recorded a 6% operating margin in the quarter ended December 31, 2012, compared to a 4% negative operating margin in the comparable year-ago quarter.

Loss from operations for the six months ended December 31, 2012 was $1.8 million which included $585,000 of stock-based compensation expense compared to income from operations of $489,000 which included $265,000 of stock-based expense in the same period last year. The increase in total revenue of $4.2 million net of a positive impact of approximately $73,000 from the exchange rate changes between the British Pound and the U.S. Dollar was offset by increases in total cost of revenue of $2.6 million and operating expense of $4.0 million. We recorded a 7% negative operating margin for the six months ended December 31, 2012 compared to a 2% operating margin during the same period last year.

Interest Expense, Net

Interest expense, net decreased 36% to $136,000 in the quarter ended December 31, 2012 from $214,000 in the comparable year-ago quarter. Interest expense, net decreased 29% to $277,000 in the six months ended December 31, 2012 from $389,000 in the same period last year. The decrease in interest expense primarily relates to a lower interest rate on the related party notes payable as a result of Amendment No.1 signed on March 31, 2012.

Other Income (Expense), Net

Other income (expense) primary consists of exchange rate gain/loss on foreign currency transactions. Other income was $93,000 for the quarter ended December 31, 2012 compared to other expense of $51,000 for the comparable year-ago quarter. Other income for the six months ended December 31, 2012 was $50,000 compared to other expense of $262,000 in the same period last year which was primarily due to the exchange rate loss on foreign accounts receivable.

Income Tax Provision

We recorded an income tax expense of $129,000 for the quarter ended December 31, 2012 compared to $47,000 for the comparable year-ago quarter. Income tax for the six months ended December 31, 2012 was $202,000 compared to income tax expense of $77,000 in the same period last year. The income tax expense recorded for the three and six months ended December 31, 2012 was primarily related to our foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of December 31, 2012 our total cash and cash equivalents and restricted cash was $19.9 million and our negative working capital was $1.1 million compared to cash and cash equivalents and restricted cash of $10.9 million and our working capital of $2.9 million as of June 30, 2012. As of December 31, 2012, our deferred revenue was $22.4 million compared to $8.1 million on June 30, 2012.

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

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letter of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012. The Comerica Credit Facility also provides $5.0 million to pay off existing obligations associated with our related parties, or the Comerica Term Loan, and is payable in 36 equal monthly payments of principal and interest with maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of December 31, 2012 we were in compliance with the covenants.

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

On March 31, 2012, we entered into Amendment No.1 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note is extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note was $5.6 million, which included $109,000 of interest for the 90 day extension. The face amount reflected the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

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

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which (i) made a term loan to the Company in the amount of $3.0 million (ii) which the Company was obligated to use to pay down indebtedness owed to Mr. Roy and (iii) the maturity date of the term loan is June 28, 2016.

During the three months ended December 31, 2012, the Company paid off $3.0 million of its indebtedness to Mr. Roy with the proceeds of the term loan. As of December 31, 2012 and June 30, 2012, the balance on the term loans was $5.5 million and $3.3 million, respectively, and the Note from Mr. Roy was $2.8 million and $5.6 million, respectively.

Cash Flows

Net cash provided by operating activities was $9.9 million for the six months ended December 31, 2012 compared to $1.3 million from the same period last year. Net cash provided by operating activities for the six months ended December 31, 2012 consisted primarily of a net loss of $2.2 million, plus non-cash expenses related to stock-based compensation of $585,000, depreciation of $571,000, amortization of deferred commissions of $643,000, accrued interest and amortization of discount on related party notes of $222,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2012 primarily consisted of increases in deferred revenue of $14.2 million, $1.8 million in accounts receivable, $1.7 million in deferred commissions, $256,000 in accrued compensation, $236,000 in prepaid expenses and other assets, and $154,000 in accrued liabilities. This was partially offset by a decrease of $883,000 in accounts payable. The increase in deferred revenue was primarily attributed to payments received in connection with the increase in our cloud business and the renewal of our maintenance and support contracts. The increase in accounts receivable was primarily due to a large cloud transaction signed at the end of the quarter. The increase in deferred commissions was due to the decrease in sales commission expense as a result of the voluntary change in our accounting policy for sales commissions. The increase in accrued compensation was primarily due to an increase in accrued sales commissions offset by the payout of accrued bonuses from fiscal year 2012. The decrease in accounts payable was primarily due a decrease in purchases related with the office expansion of our European headquarters.

Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2011 compared to net cash provided operating activities of $7.8 million from the same period last year. Net cash provided by operating activities for the six months ended December 31, 2011 consisted primarily of a net loss of $239,000, plus non-cash expenses related to depreciation of $360,000, amortization of deferred commissions of $321,000, stock-based compensation of $265,000, accrued interest and amortization of discount on related party notes of $316,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended December 31, 2011 primarily consisted of a decrease in accounts receivable of $2.4 million, an increase of $350,000 in deferred commissions, an increase of $168,000 in accounts payable and an increase of $107,000 in other long term liabilities. This was partially offset by decreases of $753,000 for deferred revenue, $743,000 in accrued compensation, $339,000 in accrued liabilities and an increase of $316,000 in prepaid and other assets. The decrease in accounts receivable was primarily due to the decrease in new license and support businesses of $1.5 million for the quarter ended December 31, 2011 compared to the quarter ended June 30, 2011. The decrease in deferred revenue was primarily due to the timing of payments for cloud and support renewal contracts. The decrease in accrued compensation was primarily related to the decrease in accrued commission and the payout of employee accrued bonuses from fiscal year 2011. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the payment of accounting and professional fees. The increase in deferred commissions was due to the decrease in sales commission expense as a result of the voluntary change in our accounting policy for sales commissions. The increase in prepaid and other assets primarily included the security deposits for additional India’s office space.

Net cash used in investing activities was $623,000 for the six months ended December 31, 2012 compared to net cash used in investing activities of $339,000 for the same period last year. Cash used in investing activities for the six months ended December 31, 2012 related to the purchase of computer equipment for new employees. Cash used in by investing activities for the six months ended December 31, 2011 primarily included $944,000 for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased hosted customers and new employees, offset by $605,000 of the proceeds from sale of short-term investments.

Net cash used in financing activities was $572,000 for the six months ended December 31, 2012 compared to net cash used in financing activities of $1.8 million for the same period last year. Net cash used in financing activities for the six months ended December 31, 2012 primarily included the repayment of $3.0 million on related party notes and $833,000 of existing bank borrowings offset by proceeds from bank borrowings of $3.0 million and $261,000 on the exercise of stock options. Net cash used in financing activities for the six months ended December 31, 2011 included an increase of $1.0 million in restricted cash, repayment of $833,000 of existing bank borrowings, $28,000 for payment on capital leases, offset by net proceeds of $61,000 on exercise of stock options.

Commitments

There was no significant change to our contractual obligations since June 30, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreements that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There was no significant change since June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at December 31, 2012 totaled approximately $11.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended December 31, 2012, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other claims.

We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us in the event of adverse rulings on such claims.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, lead to attempts by third parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

In general, the resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	currency exchange rate fluctuations;

•	the overall demand for enterprise software and services;

•	customer acceptance of cloud-based solutions;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

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

Our hybrid revenue model may impact our operating results

We have a hybrid delivery model meaning that we offer our solutions on a cloud or license basis to our customers. For license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. Whereas, for cloud transactions, cloud revenue is recognized ratably over the term of the cloud contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and cloud transactions This could be exacerbated as more customers employ our cloud solution over our licensed solution; causing us to increase the amount of revenue recognized ratably over the life of the contract therefore resulting in a decrease in our total revenue in the short-term.

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays in making sales may impair our operating results

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Because our potential customers evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval process of our customers and potential customers has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented the closure of sales that we believed were likely to close. In addition, historically our license sales have comprised a relatively small number of high value transactions; consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue from the delay in even one transaction.

Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business

We have in the past and expect in the future to derive a substantial portion of our revenue from sales to a relatively small number of customers. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations.

Most of our contracts have terms ranging from one to three years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these contracts are in renewal periods. A customer may also terminate its contract with us at any time for specified breaches. Further, either party may decide to renegotiate the terms of the contract and may give a termination notice pending renegotiations to avoid having a contract automatically renew under its existing terms.

We must compete successfully in our market segment

The market for customer interaction software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Avaya, Inc., Genesys Telecommunications, Kana Software, Inc, LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc. and similar companies that may attempt to sell customer interaction software to their installed base.

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

We have experienced growth in recent periods and expect to continue to grow. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges

To achieve our business objectives, we will need to continue to expand our business. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that expansion will require substantial management effort and additional investment in our infrastructure and headcount. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

Part of the challenge that we expect to face in the course of our expansion is the need to increase staffing, primarily to develop new sales strategies and expand into different markets. We have considerable need to recruit, train, and retain qualified staff and any delays or difficulties we encounter in these staffing efforts could impair our ability to execute our business plan.

We intend to continue to expand our distribution channels into international markets and to spend significant financial and managerial resources to do so. If we are unsuccessful in our expansion or are unable to provide adequate staffing to service this expansion, our business and operating results will suffer.

If we fail to expand and improve our sales performance and marketing activities, we may be unable to grow our business, negatively impacting our operating results and financial condition

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to increase sales. If we are not able to effectively develop and maintain awareness of our products in a cost-effective manner, we may not achieve widespread acceptance of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in other areas of the Company and may result in declines in the market price of our common stock.

Due to the complexity of our customer interaction hub platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. If we have turnover in our sales and marketing teams, we may not be able to successfully compete with those of our competitors.

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

Our international operations involve various risks, and these risks could adversely affect our business

We derived 44% of our revenue from international sales for the fiscal year 2012 compared to 53% for the fiscal year 2011, and 47% for fiscal year 2010. For the quarter ended December 31, 2012, we derived 43% of our revenue from international sales compared to 51% for the same period in 2011.

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

As of December 31, 2012, approximately 49% of our workforce is employed in India. Of these employees, more than 43% are allocated to research and development at December 31, 2012 compared to 39% at December 31, 2011. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure could cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;

•	the mix of cloud and license transactions;

•	seasonal trends in technology purchases;

•	our ability to attract and retain customers;

•	product offerings and pricing of our competitors; and

•	litigation relating to our intellectual proprietary rights.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2012 and whether customers pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms

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

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights

We are involved in various legal matters arising from the normal course of business activities. These may include claims, suits, and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, and commercial, labor and employment, and other matters.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties claiming that we or our customers have infringed the intellectual property rights of others. In addition we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies and those of our customers may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices or pay monetary damages, or enter into short- or long-term royalty or licensing agreements.

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operation or cash flows or both.

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

Our stock price has demonstrated volatility and market conditions may cause additional declines or fluctuations

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

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 41% of our outstanding capital stock as of December 31, 2012. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Our future success will depend in part on our ability to hire and retain key personnel

Our success will also depend in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. In addition, an increase in attrition in the Indian workforce on which we rely for research and development would have significant negative effects on us and our results of operations.

We have embarked upon an aggressive hiring plan to support our growth. Our hiring is focused in the areas of sales and development, and increasing our sales and service capabilities necessary as we seek to scale our business. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of customer communications and data over the Internet could harm our business and reputation

Our customers have in the past experienced some interruptions with eGain-cloud operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our cloud operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints in the event of sharply increased traffic or other Internet-wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

Certain terms in our contracts may expose us to increased risk through indemnity or other provisions

Our Service Level Agreement (SLA) could impose additional risks in the form of added indemnification, service credits for system unavailability, and loss, damage or costs resulting from use of our system. Our typical SLA provides the customer with credits in the event our services are unavailable. As a result, we could incur significant expense if we experience prolonged periods of unavailability. In addition, many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could prevent us from offering our service to others or otherwise adversely affect our operating results.

Interruptions or delays in service from our third-party data center cloud facilities could impair the delivery of our service and harm our business

We currently serve our customers from third-party data center cloud facilities located in the United States and the United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our cloud service. Interruptions in our cloud service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service, which could have significant negative effects on us and our results of operation.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party access to their customer data located in our cloud environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Our customers use our cloud service to store their customer data, which may contain contact and other personal or identifying information regarding their customers and contacts. Laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customer’s ability to use and share data and, potentially restrict our ability to store and process data.

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

If we are unable to successfully detect weaknesses or errors in our internal controls, the trading price of our common stock may decline and adversely impact our ability to attract new and continued investors

As a smaller reporting company, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. An adverse opinion on our internal controls over financial reporting would indicate an inability to detect weaknesses or errors in our internal controls. If the Company fails to have effective internal control over financial reporting or is unable to complete any necessary modifications to its internal control reporting, investors could lose confidence in the accuracy and completeness of our financial reports and in the reliability of the Company’s internal control over financial reporting, which could cause the price of our common stock to decline.

We may need to license third-party technologies and may be unable to do so on commercially reasonable terms

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

Changes in these or other rules, or scrutiny of our current accounting practices, or a determination that our judgments or assumptions in the application of these accounting principles were incorrect, could have a significant adverse effect on our reported operating results or the way in which we conduct our business.

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

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a cloud delivery model and will seek to have their customer interaction software applications cloud by us. If any of these assumptions is incorrect or if customers and companies do not adopt digital technology in a timely manner, our business will be seriously harmed and our stock price will decline.

We may not be able to respond to the rapid technological change in the customer interaction software industry

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

We may engage in future acquisitions or investments that could dilute our existing stockholders, cause us to incur significant expenses or harm our business

We may review acquisition or investment prospects that we believe may complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming, and may not result in benefits to our business. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, if at all, and, in the case of equity financings, may result in dilution to our existing stockholders. We may not be able to operate acquired businesses profitably. If we are unable to integrate newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

There were no repurchased shares of stock in the quarter ended December 31, 2012.

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

Dated: February 11, 2013	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.