Form 10-Q
period 2013-03-31
EGAIN Corp
filed 2013-05-15
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock $0.001 par value	25,026,900

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31, 2013	June 30, 2012
	(Unaudited)	(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$16,758	$9,911
Restricted cash	30	35
Accounts receivable, less allowance for doubtful accounts of $525 and $303 at March 31, 2013 and June 30, 2012, respectively	10,271	6,535
Deferred commissions	1,674	955
Prepaid and other current assets	2,299	795

Total current assets	31,032	18,231
Property and equipment, net	2,639	2,295
Deferred commissions, net of current portion	754	643
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1,000
Other assets	785	894

Total assets	$41,090	$27,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,829	$1,875
Accrued compensation	3,681	3,385
Accrued liabilities	2,961	1,549
Current portion of deferred revenue	16,450	6,896
Current portion of bank borrowings	2,417	1,666
Related party notes payable	2,841	—

Total current liabilities	30,179	15,371
Deferred revenue, net of current portion	4,188	1,187
Bank borrowings, net of current portion	2,667	1,667
Related party notes payable	—	5,563
Other long term liabilities	293	242

Total liabilities	37,327	24,030

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 24,992 shares as of March 31, 2013 and 24,485 shares as of June 30, 2012	25	24
Additional paid-in capital	328,085	326,742
Notes receivable from stockholders	(87)	(85)
Accumulated other comprehensive loss	(1,029)	(750)
Accumulated deficit	(323,231)	(322,018)

Total stockholders’ equity	3,763	3,913

Total liabilities and stockholders’ equity	$41,090	$27,943

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
		(As Adjusted)		(As Adjusted)
Revenue:
License	$4,098	$2,849	$8,237	$8,767
Recurring revenue	8,346	5,785	23,326	17,292
Professional services	3,016	2,873	9,357	6,669

Total revenue	15,460	11,507	40,920	32,728

Cost of license	34	10	125	(1)
Cost of recurring revenue	1,355	1,339	3,959	3,896
Cost of professional services	3,180	2,116	9,095	5,626

Total cost of revenue	4,569	3,465	13,179	9,521

Gross profit	10,891	8,042	27,741	23,207

Operating expenses:
Research and development	2,101	1,566	6,193	4,372
Sales and marketing	6,027	5,389	17,522	14,417
General and administrative	1,852	1,445	4,929	4,286

Total operating expenses	9,980	8,400	28,644	23,075

Income/ (loss) from operations	911	(358)	(903)	132
Interest expense, net	(99)	(199)	(376)	(588)
Other income (expense)	256	(44)	306	(306)

Income/ (loss) before income tax	1,068	(601)	(973)	(762)
Income tax provision	(38)	(54)	(240)	(132)

Net income/ (loss)	$1,030	$(655)	$(1,213)	$(894)

Per share information:
Basic	$0.04	$(0.03)	$(0.05)	$(0.04)

Diluted	$0.04	$(0.03)	$(0.05)	$(0.04)

Weighted average shares used in computing basic net income/ (loss) per common share	24,889	24,376	24,690	24,289

Weighted average shares used in computing diluted net income/ (loss) per common share	26,373	24,376	24,690	24,289

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE / INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
		(As Adjusted)		(As Adjusted)
Net income/ (loss)	$1,030	$(655)	$(1,213)	$(894)
Other comprehensive income/ (loss), net of taxes:
Foreign currency translation adjustments	(242)	(35)	(279)	(135)

Comprehensive income/ (loss)	$788	$(690)	$(1,492)	$(1,029)

See accompanying notes to unaudited condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2013	2012
		(As Adjusted)
Cash flows from operating activities:
Net loss	$(1,213)	$(894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	938	540
Amortization of deferred commissions	1,118	443
Stock-based compensation	810	520
Provisions for doubtful accounts	305	261
Accrued interest on related party notes payable	278	478
Changes in operating assets and liabilities:
Accounts receivable	(4,142)	2,087
Deferred commissions	(1,948)	(1,049)
Prepaid expenses and other assets	(1,386)	(504)
Accounts payable	(117)	329
Accrued compensation	305	(377)
Accrued liabilities	1,425	(548)
Deferred revenue	12,613	572
Other long term liabilities	39	(16)

Net cash provided by operating activities	9,025	1,842

Cash flows from investing activities:
Decrease in restricted cash	6	—
Purchases of property and equipment	(1,190)	(1,483)
Proceeds from sale of short-term investments	—	605

Net cash used in investing activities	(1,184)	(878)

Cash flows from financing activities:
Payment on related party notes payable, including accrued interest	(3,000)	—
Payments on bank borrowings	(1,250)	(1,250)
Payments on capital lease obligations	—	(28)
Proceeds from bank borrowings	3,000	—
Increase in restricted cash	—	(1,000)
Proceeds from exercise of stock options	532	131

Net cash used in financing activities	(718)	(2,147)

Effect of change in exchange rates on cash and cash equivalents	(276)	(82)

Net increase/ (decrease) in cash and cash equivalents	6,847	(1,265)
Cash and cash equivalents at beginning of period	9,911	12,424

Cash and cash equivalents at end of period	$16,758	$11,159

Supplemental cash flow disclosures:
Cash paid for interest	$1,864	$127
Cash paid for taxes	$228	$103

Non-cash items:
Non-cash investing activities of purchasing equipment in trade accounts payable	$85	$—

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

We have, in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, retrospectively applied this new accounting policy to all applicable prior period financial information presented herein as required. The cumulative effect of this change on accumulated deficit was a decrease of $503,000 as of July 1, 2011 and $2.4 million as of March 31, 2013. In addition, the impact of this change to the Company’s net income (loss) and comprehensive income (loss) was an increase of $273,000 and a decrease of $1.4 million, or an income of $0.01 and a loss of $0.06 per share on a basic and diluted basis for the three and nine months ended March 31, 2013. The change resulted in an increase to deferred commissions, both, current and non-current portion, on the condensed consolidated balance sheet in the amounts of $1.7 million and $0.8 million, respectively, as of March 31, 2013. The change also resulted in a net increase of $830,000 to deferred commissions reported on the condensed consolidated statement of cash flows for the nine months ended March 31, 2013; however there was no impact on the cash flows from operating activities for the three months ended March 31, 2013.

The following tables present the effect on the condensed consolidated financial statements of the accounting change that was retrospectively adopted on July 1, 2012:

Condensed Consolidated Balance Sheet
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Deferred commissions	$—	$955	$955
Total current assets	$17,276	$955	$18,231
Deferred commissions, net of current portion	$—	$643	$643
Total assets	$26,345	$1,598	$27,943
Accumulated deficit	$(323,616)	$1,598	$(322,018)
Total stockholders’ equity	$2,315	$1,598	$3,913
Total liabilities and stockholders’ equity	$26,345	$1,598	$27,943

Condensed Consolidated Statement of Operations
(in thousands)	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	As Previously Reported	Adjustment (1)	As Adjusted	As Previously Reported	Adjustment (1)	As Adjusted
Sales and marketing	$5,966	$(577)	$5,389	$15,023	$(606)	$14,417
Total operating expenses	$8,977	$(577)	$8,400	$23,681	$(606)	$23,075
Income / (loss) from operations	$(935)	$577	$(358)	$(474)	$606	$132
Net income / (loss) before income tax	$(1,178)	$577	$(601)	$(1,368)	$606	$(762)
Net income / (loss)	$(1,232)	$577	$(655)	$(1,500)	$606	$(894)

Condensed Consolidated Statement of Comprehensive Income / (Loss)
(in thousands)	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	As Previously Reported	Adjustment (1)	As Adjusted	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$(1,232)	$577	$(655)	$(1,500)	$606	$(894)
Comprehensive income / (loss)	$(1,267)	$577	$(690)	$(1,635)	$606	$(1,029)

Condensed Consolidated Statement of Cash Flows
(in thousands)	Nine Months Ended March 31, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$(1,500)	$606	$(894)
Amortization of deferred commissions	$—	$443	$443
Deferred commissions	$—	$(1,049)	$(1,049)

(1)	Reflects the retrospective impact to sales commission expense as a result of the voluntary change to our sales commission expense policy which was adopted in the first quarter of fiscal year 2013.

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

Information relating to our geographic areas for the three and nine months ended March 31, 2013 and 2012 are as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Total Revenue:
North America	$9,372	$6,473	$24,025	$18,320
EMEA	6,014	4,960	16,685	14,236
Asia Pacific	74	74	210	172

	$15,460	$11,507	$40,920	$32,728

Operating Income/ (loss):
North America	$1,264	$310	$1,379	$554
EMEA	890	415	1,497	2,490
Asia Pacific*	(1,243)	(1,083)	(3,779)	(2,912)

	$911	$(358)	$(903)	$132

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31, 2013	June 30, 2012
North America	$23,042	$15,692
EMEA	11,626	6,162
Asia Pacific	1,487	1,209

	$36,155	$23,063

The following table provides the revenue for the three and nine months ended March 31, 2013 and 2012, respectively, (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue:
License	$4,098	$2,849	$8,237	$8,767
Cloud services	5,200	2,753	13,429	7,936
Maintenance and support services	3,146	3,032	9,897	9,356
Professional services	3,016	2,873	9,357	6,669

	$15,460	$11,507	$40,920	$32,728

For the three months ended March 31, 2013, there was one customer that accounted for 10% and another customer for 20% of total revenue. For the three months ended March 31, 2012, there was one customer that accounted for more than 17% of total revenue. For the nine months ended March 31, 2013 and 2012, there was one customer that accounted for 18% and 12% of total revenue, respectively.

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue includes cloud services and maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consists of consulting, implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 15% and 1% for three months ended March 31, 2013 and 2012, respectively. License sales to resellers as a percentage of total revenue was approximately 7% and 1% for the nine months ended March 31, 2013 and 2012, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, whether there are any return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections, or other allowances.

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

We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use vendor specific objective evidence (“VSOE”) of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when vendor specific objective evidence of fair value does not exist, we apply the selling price hierarchy. We consider the applicability of ASC 985-605, on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For professional services that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the longer of the remaining contractual period or the average estimated life of the customer cloud relationship, once cloud has gone live or system ready. We currently estimate the life of the customer cloud relationship to be approximately 30 months, based on the average life of all cloud customer relationships.

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE of fair value for the cloud and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangements, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If the VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance and Support Revenue

Included in recurring revenue is revenue derived from maintenance and support services. We use VSOE of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use VSOE of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to our direct sales force.

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

Accounts Receivable and Allowance for Doubtful Accounts

We extend unsecured credit to our customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible.

Receivable from Insurance Recovery

In certain circumstances, we record insurance recoveries that will be recognized during the succeeding twelve month period in other current assets. Such amounts represent pending insurance claims and are recorded net of any insurance deductible in accordance with the guidance in ASC 410 and other interpretations for recognition of an asset related to insurance recovery when probable.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of professional services and recurring revenue	$28	$21	$87	$53
Research and development	57	64	212	105
Sales and marketing	70	76	256	181
General and administrative	70	94	255	181

Total stock-based compensation expense	$225	$255	$810	$520

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

Options to purchase 26,550 and 331,700 shares of common stock were granted during the three months ended March 31, 2013 and 2012, respectively, with a weighted average fair value of $4.82 and $3.40, respectively. Options to purchase 183,800 and 659,900 shares of common stock were granted during the nine months ended March 31, 2013 and 2012, respectively, with a weighted-average fair value of $3.25 and $3.25, respectively, using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Expected volatility	85%	85%	88%	85%
Average risk-free interest rate	0.83%	0.90%	0.71%	0.99%
Expected life (in years)	4.50	4.50	4.50	4.48

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2013 was $1,095,299, which is expected to be recognized over the weighted average period of 1.26 years. There were 222,717 and 506,786 options exercised for the three and nine months ended March 31, 2013, respectively, and there were 51,654 and 121,593 options exercised for the three and nine months ended March 31, 2012, respectively.

New Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters, which applies to the release of the cumulative translation adjustment into net income, when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary that is a nonprofit activity or business within a foreign entity. The amendments in this update are effective for public companies prospectively beginning after December 15, 2013 (our fiscal 2015), and interim and annual periods thereafter. We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, which contains amendments to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012 (our interim period beginning January 1, 2013). The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, which supersedes certain pending paragraphs in ASU 2011-05, Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to reassess the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, on fair value measurement, which is intended to create consistency between U.S. GAAP and

International Financial Reporting Standards. The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update should be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011; our fiscal 2013. Early application by public entities is not permitted. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

The following table represents the calculation of basic and diluted net income/ (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income/ (loss) applicable to common stockholders	$1,030	$(655)	$(1,213)	$(894)

Basic net income/ (loss) per common share	$0.04	$(0.03)	$(0.05)	$(0.04)

Weighted-average common shares used in computing basic net income per common share	24,889	24,376	24,690	24,289
Effect of dilutive options	1,484	—	—	—

Weighted-average common shares used in computing diluted net income/ (loss) per common share	26,373	24,376	24,690	24,289

Diluted net income/ (loss) per common share	$0.04	$(0.03)	$(0.05)	$(0.04)

Weighted average shares of stock options to purchase 132,927 and 2,558,048 shares of common stock for the three and nine months ended March 31, 2013, respectively, and 2,684,531 and 2,553,469 shares of common stock for the three and nine months ended March 31, 2012, respectively, were not included in the computation of diluted net income/ (loss) per common share due to their effect being anti-dilutive.

Note 3. Related Party Notes Payable

Related party notes payable consists of the following (in thousands):

Description	Maturity	Interest Rate	March 31, 2013	June 30, 2012
Related party notes payable	07/31/2013	8%	$2,841	$5,563

Total			$2,841	$5,563

We have an interest bearing subordinated loan, or the Note from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the loan agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount of $5.6 million reflects the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 28, 2012, we entered into Amendment No. 2 to the loan agreement with Mr. Roy. Pursuant to Amendment No. 2 and subject to the terms and conditions contained therein, we agreed to extend the maturity date of the Note to July 31, 2013. We may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. On December 31, 2012, we made a $3.0 million partial repayment to Mr. Roy bringing the remaining indebtedness to Mr. Roy to $2.8 million.

The interest expense on related party notes was $56,000 and $278,000 for the three months and nine months ended March 31, 2013, and $162,000 and $478,000 for the three months and nine months ended March 31, 2012.

Note 4. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are secured by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. As of March 31, 2013 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of March 31, 2013, we were in compliance with the covenants. Additionally, we account for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which amended the Second Loan and Security Agreement, entered into by the Company and the Bank on June 28, 2012. Subject to and upon the terms and conditions of the Loan Amendment, the Bank agreed to make a term loan to the Company in one disbursement in the amount of $3.0 million, which the Company was obligated to use to pay down indebtedness owed to Mr. Roy. As of March 31, 2013 and June 30, 2012, the amount outstanding under the Comerica Term Loans was $5.1 million and $3.3 million, respectively.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2012 and in the three and nine months ended March 31, 2013.

Note 6. Commitments and Contingencies

Warranty

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

The Company’s enterprise cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2013 and June 30, 2012. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Our agreements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third-party’s intellectual property rights.

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

Level 1 –	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 –	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 –	instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of March 31, 2013		As of June 30, 2012
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash, cash equivalent and restricted cash:
Money market funds	$3,014	$3,014	$7,010	$7,010

Total Assets	$3,014	$3,014	$7,010	$7,010

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of March 31, 2013 and June 30, 2012, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 8. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three and nine months ended March 31, 2013 and 2012 there were no shares repurchased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; our ability to improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the ability to continue increasing investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of the voluntary change in our accounting policy on our ability to compare our financial results with our industry peers; the effect of changes to management judgments and estimates; our expectations for and the likelihood of recovering the funds taken from our bank account in the unauthorized wire transactions; the impact of the unauthorized wire transactions; the result of our failure to comply with the covenants under the Comerica Loan; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; and geographical and currency fluctuations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

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

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of March 31, 2013, unbilled deferred revenue decreased to $20.1 million, down from approximately $20.7 million as of June 30, 2012.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 25, 2012 and determined that there were no significant changes to our critical accounting policies in the three and nine months ended March 31, 2013 except for recently adopted accounting guidance as discussed in Note 1, “New Accounting Pronouncements” to our unaudited condensed consolidated financial statements and change in accounting policy as noted below.

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

Revenue Recognition

We derive revenue from three sources: license fees, recurring revenue, and professional services. Recurring revenue includes cloud services and maintenance and support. Maintenance and support consists of technical support and software upgrades and enhancements. Professional services primarily consists of consulting implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

License revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases hosting services.

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

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. We use VSOE of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

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

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud and support services described above. Deferred revenue is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of March 31, 2013, deferred revenue increased to $20.6 million, compared to $8.1 million at June 30, 2012.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to our direct sales force.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue:
License	26%	25%	20%	27%
Recurring revenue	54%	50%	57%	53%
Professional services	20%	25%	23%	20%

Total revenue	100%	100%	100%	100%
Cost of license	0%	0%	0%	0%
Cost of recurring revenue	9%	12%	10%	12%
Cost of professional services	21%	18%	22%	17%

Total cost of revenue	30%	30%	32%	29%

Gross margin	70%	70%	68%	71%

Operating expenses:
Research and development	13%	13%	15%	13%
Sales and marketing	39%	47%	43%	44%
General and administrative	12%	13%	12%	13%

Total operating expenses	64%	73%	70%	71%

Income/ (loss) from operations	6%	(3)%	(2)%	(0)%

Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
License	$4,098	$2,849	$1,249	44%	$8,237	$8,767	$(530)	(6)%
Recurring revenue	8,346	5,785	2,561	44%	23,326	17,292	6,034	35%
Professional services	3,016	2,873	143	5%	9,357	6,669	2,688	40%

Total revenue	$15,460	$11,507	$3,953	34%	$40,920	$32,728	$8,192	25%

Total revenue increased 34% to $15.5 million in the quarter ended March 31, 2013 from $11.5 million in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2013 increased 25% to $40.9 million, compared to $32.7 million in the same period last year. License revenue increased 44% to $4.1 million in the quarter ended March 31, 2013 from $2.8 million in the comparable year-ago quarter. License revenue for the nine months ended March 31, 2013 decreased 6% to $8.2 million, compared to $8.8 million in the same period last year. Recurring revenue, which is comprised of cloud and software maintenance and support revenue increased 44% to $8.3 million in the quarter ended March 31, 2013 from $5.8 million in the comparable year-ago quarter. The cloud portion of the recurring revenue increased 89% to $5.2 million in the quarter ended March 31, 2013 from $2.8 million in the comparable year-ago quarter. Recurring revenue for the nine months ended March 31, 2013 increased 35% to $23.3 million, compared to $17.3 million in the same period last year. The cloud portion of the recurring revenue increased 69% to $13.4 million from $7.9 million in the same period last year. The increases in recurring revenue in both periods was due primarily to new customers, upgrades and additional cloud contracts from existing customers as compared to the same periods last year. Professional services revenue increased 5% to $3.0 million in the quarter ended March 31, 2013 from $2.9 million in the comparable year-ago quarter. Professional services revenue for the nine months ended March 31, 2013 increased 40% to $9.4 million, compared to $6.7 million in the same period last year. The increases in professional services revenue in both periods was driven by an increase in demand for our services as more of our customers deploy more applications and integrate our solutions into their customer engagement hubs.

Revenue in Europe and Asia Pacific increased 21% to $6.1 million in the quarter ended March 31, 2013 from $5.0 million in the comparable year-ago quarter. Revenue in Europe and Asia Pacific for the nine months ended March 31, 2013 increased 17% to $16.9 million from $14.4 million in the same period last year. The increase in revenue outside of North America demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $128,000 in total revenue for the three months ended March 31, 2013 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound for the nine months ended March 31, 2013 resulted in a net decrease of $59,000 in total revenue as compared to the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

We are continuing to see increased interest in our customer interaction solutions but there remains a general unpredictability in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions and seasonal buying patterns. Also, because we offer a hybrid delivery model, the mix of new cloud and license transactions in a quarter could also have an impact on our revenue in a particular quarter. Looking ahead, we see a continuing trend toward more cloud transactions. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place. For cloud transactions, cloud revenue is recognized ratably over the term of the cloud contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and hosting transactions.

Cost of Revenue

In order to better understand the changes within our cost of revenue and resulting gross profit, we have provided the following discussion of the individual components of our cost of revenue.

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%

Cost of license	$34	$10	$24	240%	$125	$(1)	$126	NM
Gross margin	99%	100%	(1)%		98%	100%	(2)%
Cost of recurring revenue	$1,355	$1,339	$16	1%	$3,959	$3,896	$64	2%
Gross margin	84%	77%	7%		83%	77%	6%
Cost of professional services	$3,180	$2,116	$1,064	50%	$9,095	$5,626	$3,468	62%
Gross margin	(5)%	26%	(31)%		3%	16%	(13)%
Total cost of revenue	$4,569	$3,465	$1,104	32%	$13,179	$9,521	$3,658	38%
Total gross margin	70%	70%		—	68%	71%		3%

NM = not meaningful

Total cost of revenue increased 32% to $4.6 million in the quarter ended March 31, 2013 from $3.5 million in the comparable year-ago quarter. Total cost of revenue represented 30% of total revenue for both quarter ended March 31, 2013 and 2012. The increase was primarily due to increases of (i) $1.0 million in employee-related costs; (ii) $64,000 in outside consulting expense; (iii) $55,000 of cloud related expenses such as hosted network and lease costs paid to remote co-location centers; and (iv) $25,000 in license related expenses for prepaid royalties offset by (v) $25,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the quarter ended March 31, 2013 was 70% compared to 70% in the comparable year-ago quarter.

Cost of revenue for the nine months ended March 31, 2013 increased $3.7 million, or 38%, compared to the same period last year. This increase in total cost of revenue was primarily due to an increase of (i) $3.3 million in employee-related costs; (ii) $386,000 in outside consulting expense; (iii) $126,000 in license related expenses for prepaid royalties; (iv) $96,000 of cloud related expenses such as hosted network and lease costs paid to remote co-location centers offset by (v) $224,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the nine months ended March 31, 2013 was 68% compared to 71% in the same period last year.

Operating Expenses

Research and Development

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Research and development	$2,101	$1,566	$535	34%	$6,193	$4,372	$1,821	42%
Percentage of total revenue	13%	13%			15%	13%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Research and development costs for the quarter ended March 31, 2013 increased $535,000, or 34%, compared to the year-ago quarter. The increase was primarily due to increases of (i) $635,000 in employee-related costs; offset by a decrease of (ii) $90,000 in outside consulting expense; and $13,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Research and development costs for the nine months ended March 31, 2013 increased $1.8 million, or 42%, compared to the same period last year. The increase was primarily due to an increase of (i) $2.0 million in personnel and personnel-related expenses offset by a decrease of (ii) $155,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Sales and Marketing

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Sales and marketing	$6,027	$5,389	$638	12%	$17,522	$14,417	$3,105	22%
Percentage of total revenue	39%	47%			43%	44%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expense increased 12% to $6.0 million in the quarter ended March 31, 2013 from $5.4 million in the comparable year-ago quarter. The increase was primarily due to increases of (i) $573,000 in employee-related costs; (ii) $348,000 in third party partner fees; (iii) $78,000 lease costs paid to remote co-location centers for internal projects; and (iv) $25,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and the British Pound offset by a decrease of (v) $177,000 in marketing programs and public relations and (vi) $209,000 in outside consulting expenses. Total sales and marketing expense as a percentage of total revenue was 39% in the quarter ended March 31, 2013 compared to 47% in the comparable year-ago quarter.

Sales and marketing expense for the nine months ended March 31, 2013 increased $3.1 million, or 22%, compared to the same period last year. The increase was primarily due to increases of (i) $2.8 million in employee-related costs due to our expansion in sales team; (ii) $525,000 in third party partner fees; (iii) $225,000 paid to remote co-location centers for internal projects and (iv) $22,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro and the British Pound offset by decreases in (v) $295,000 in outside consulting services and (vi) $204,000 in marketing programs and public relations.

General and Administrative

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
General and administrative	$1,852	$1,445	$407	28%	$4,929	$4,286	$643	15%
Percentage of total revenue	12%	13%			12%	13%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 28% to $1.9 million in the quarter ended March 31, 2013 from $1.4 million in the comparable year-ago quarter. The increase was primarily due to (i) $290,000 in one-time charges related to the secondary offering of shares of our common stock; (ii) $151,000 in legal and outside consulting fees related to investigation and recovery efforts of the unauthorized wire transfers; (iii) $24,000 in legal expense and (iv) $13,000 accounting and other outside consulting related expenses offset by a decreases of (v) $55,000 in employee-related costs and (vi) $11,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 12% and 13% for the quarters ended March 31, 2013 and 2012, respectively.

General and administrative expense for the nine months ended March 31, 2013 increased $643,000, or 15%, compared to the same period last year. The increase was primarily due to increases of (i) $290,000 in one-time charges related to the secondary offering of shares of our common stock; (ii) $234,000 accounting and other outside consulting related expenses; (iii) $207,000 in personnel and personnel-related expense related to the increase in headcount and compensation adjustment (iv) $151,000 in legal and outside consulting fees related to investigation and recovery efforts of the unauthorized wire transfers; (v) $37,000 in bad debt expense offset by decreases of (vi) $247,000 in legal expenses; and (vii) $29,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee.

Income/ (Loss) from Operations

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Income (loss) from operations	$911	$(358)	$1,269	354%	$(903)	$132	$(1,035)	(784)%
Operating margin	6%	(3)%			(2)%	0%

Income from operations in the quarter ended March 31, 2013 was $911,000 which included $225,000 of stock-based compensation expense compared to an operating loss of $358,000 which included $255,000 of stock-based compensation expenses in the comparable year-ago quarter. The increase in total revenue of $4.0 million net of a negative impact of approximately $127,000 from the exchange rate changes between the British Pound and the U.S. Dollar was offset by increases in total cost of revenue of $1.1 million and operating expense of $1.6 million. We recorded a 6% operating margin in the quarter ended March 31, 2013, compared to a 3% negative operating margin in the comparable year-ago quarter.

Loss from operations for the nine months ended March 31, 2013 was $903,000 which included $810,000 of stock-based compensation expense compared to income from operations of $132,000 which included $520,000 of stock-based compensation expense in the same period last year. The increase in total revenue of $8.2 million net of a negative impact of approximately $59,000 from the exchange rate changes between the British Pound and the U.S. Dollar was offset by increases in total cost of revenue of $3.7 million and operating expense of $5.6 million. We recorded a 2% negative operating margin for the nine months ended March 31, 2013 compared to a 0% operating margin during the same period last year.

Interest Expense, Net

Interest expense, net decreased 50% to $99,000 in the quarter ended March 31, 2013 from $199,000 in the comparable year-ago quarter. Interest expense, net decreased 36% to $376,000 in the nine months ended March 31, 2013 from $588,000 in the same period last year. The decrease in interest expense in both periods primarily relates to a lower interest rate on the related party notes payable as a result of Amendment No. 1 signed on March 31, 2012, as well as, a reduction in the interest bearing principal balance on related party notes payable due to the partial repayment of debt that occurred on December 31, 2012.

Other Income (Expense), Net

Other income (expense) primary consists of exchange rate gain/loss on foreign currency transactions. Other income was $256,000 for the quarter ended March 31, 2013 compared to other expense of $44,000 for the comparable year-ago quarter. Other income for the nine months ended March 31, 2013 was $306,000 compared to other expense of $306,000 in the same period last year.

Income Tax Provision

We recorded an income tax expense of $38,000 for the quarter ended March 31, 2013 compared to $54,000 for the comparable year-ago quarter. Income tax expense for the nine months ended March 31, 2013 was $240,000 compared to income tax expense of $132,000 in the same period last year. The income tax expense recorded for the three and nine months ended March 31, 2013 was primarily related to our foreign subsidiaries. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forward deferred tax assets which had previously been reserved for with a valuation allowance.

Liquidity and Capital Resources

Overview

As of March 31, 2013 our total cash and cash equivalents and restricted cash was $17.8 million and our working capital was $853,000 compared to cash and cash equivalents and restricted cash of $10.9 million and our working capital of $2.9 million as of June 30, 2012. As of March 31, 2013, our deferred revenue was $20.6 million compared to $8.1 million on June 30, 2012.

Based upon our current operating plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us or, if available, that they will be on economic terms we consider favorable.

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

Related Party Notes Payable and Bank Borrowings

On March 31, 2012, we entered into Amendment No.1 to the loan agreement, or the Amendment, with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the note held by Mr. Roy, or the Note, would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which included $109,000 of interest for the 90 day extension. The face amount of $5.6 million reflected the reduced interest rate on the Note of 8% beginning April 1, 2012; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

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

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which (i) made a term loan to the Company in the amount of $3.0 million (ii) which the Company was obligated to use to pay down indebtedness owed to Mr. Roy and (iii) the maturity date of the term loan is June 28, 2016. On December 31, 2012, the Company paid off $3.0 million of its indebtedness to Mr. Roy with the proceeds of the term loan.

As of March 31, 2013 and June 30, 2012, the balance on the term loans was $5.1 million and $3.3 million, respectively, and the Note from Mr. Roy was $2.8 million and $5.6 million, respectively.

Accounting for Unauthorized Wire Transfers

On February 15, 2013, our U.K. subsidiary discovered that three unauthorized wire transfers (the “Unauthorized Transactions”) in the amount of approximately $3.9 million were made from our bank account on February 14, 2013. The Company promptly obtained a court order freezing the funds, contacted law enforcement and obtained an independent third-party investigation firm to investigate the matter. As of March 31, 2013, approximately $3.3 million of the funds were secured by the financial institutions involved and have either been returned to our account or are being held in suspense accounts at the financial institutions.

With the assistance of an independent third-party investigation firm, we continue to work with our bank and legal authorities in the U.K. to recover the outstanding funds of approximately $575,000. We believe the likelihood of recovering the remaining outstanding funds from insurance is probable based on the review of our insurance policy by our management, our insurance broker and a related-party insurance expert. As such, we reported the pending insurance recovery net of a $25,000 deductible as a receivable from our insurance carrier on our condensed consolidated balance sheet under prepaid and other current assets as of March 31, 2013.

Cash Flows

Net cash provided by operating activities was $9.0 million for the nine months ended March 31, 2013 compared to $1.8 million from the same period last year. Net cash provided by operating activities for the nine months ended March 31, 2013 consisted primarily of a net loss of $1.2 million, plus non-cash expenses related to stock-based compensation of $810,000, depreciation of $938,000, amortization of deferred commissions of $1.1 million, provision for doubtful accounts of $305,000, accrued interest on related party notes of $278,000, and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended March 31, 2013 primarily consisted of increases in deferred revenue of $12.6 million, $4.1 million in accounts receivable, $1.9 million in deferred commissions, $1.4 million in prepaid expenses and other assets, $1.4 million in accrued liabilities, $305,000 in accrued compensation and $39,000 of other long term liabilities. This was partially offset by a decrease of $117,000 in accounts payable. The increase in deferred revenue was primarily attributed to payments received in connection with the increase in our cloud business and the renewal of our maintenance and support contracts. The increase in accounts receivable was primarily due to large license transactions signed at the end of the quarter. The increase in deferred commissions was due to lower sales commission expense related to the voluntary change in our accounting policy for sales commission. The increase in prepaid and other assets was due to a receivable from banks and insurance, related to the recovery of unauthorized wire transfers, at our United Kingdom subsidiary. The increase in accrued liabilities was due to an increase in customer deposits associated with the termination of a cloud contract.

Net cash provided by operating activities was $1.8 million for the nine months ended March 31, 2012. Net cash provided by operating activities for the nine months ended March 31, 2012 consisted primarily of a net loss of $894,000, plus non-cash expenses related to depreciation of $540,000, stock-based compensation of $520,000, accrued interest and amortization of discount on related party notes of $478,000, amortization of deferred commissions of $443,000, provision for doubtful accounts of $261,000 and the net change in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended March 31, 2012 primarily consisted of a decrease in accounts receivable of $2.1 million and increases of $1.0 million in deferred commissions, $329,000 in accounts payable, and $572,000 in deferred revenue. This was partially offset by decreases of $548,000 in accrued liabilities, $377,000 in accrued compensation, $16,000 in other long term liabilities and $504,000 increase in prepaid and other assets. The decrease in accounts receivable was primarily due to the decrease in new license business. The increase in deferred commissions was due to lower sales commission expense related to the voluntary change in our accounting policy for sales commission. The increase in deferred revenue was primarily due to the timing of payments for hosting and support renewal contracts. The decrease in accrued compensation was primarily related to the decrease in accrued commission and the payout of employee accrued bonuses from fiscal year 2011. The decrease in accrued liabilities primarily consisted of the decrease in sales tax and the payment of accounting and professional fees. The increase in prepaid and other assets primarily included the security deposits for additional office space in India and the additional prepaid third party royalties.

Net cash used in investing activities was $1.2 million for the nine months ended March 31, 2013 compared to net cash used in investing activities of 878,000 for the same period last year. Cash used in investing activities for the nine months ended March 31, 2013 primarily included $1.2 million for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased hosted customers and new employees. Cash used in investing activities for the nine months ended March 31, 2012 primarily included $1.5 million for the purchase of equipment and furniture for our new corporate headquarters, equipment for increased hosted customers and new employees, offset by $605,000 in proceeds from sale of short-term investments.

Net cash used in financing activities was $718,000 for the nine months ended March 31, 2013 compared to net cash used in financing activities of $2.1 million for the same period last year. Net cash used in financing activities for the nine months ended March 31, 2013 primarily included the repayment of $3.0 million on related party notes and $1.3 million on existing bank borrowings offset by proceeds from bank borrowings of $3.0 million and $532,000 on the exercise of stock options. Net cash used in financing activities was $2.1 million for the nine months ended March 31, 2012. Net cash used in financing activities for the nine months ended March 31, 2012 primarily included an increase of $1.0 million in restricted cash, payments of $1.3 million on existing bank borrowings, $28,000 for payment on capital leases, offset by net proceeds of $131,000 on the exercise of stock options.

Commitments

There was no significant change to our contractual obligations since June 30, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreements that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There was no significant change since June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at March 31, 2013 totaled approximately $13 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar and the Euro, British Pound and the India Rupee. During the three months ended March 31, 2013, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. The Company has taken certain remedial measures in response to the Unauthorized Transactions, including implementing additional wire transfer approvals and procedures. Although we concluded that our internal controls procedures prior to the Unauthorized Transactions were designed to meet the reasonable assurance standard, we believe these remedial measures will provide additional protections against unauthorized use of our assets in the future.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

Changes in certain factors beyond our control could negatively impact our business

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

We intend to continue to expand our distribution channels into international markets and to spend significant financial and managerial resources to do so. If we are successful in our expansion or are unable to provide adequate to service this expansion, our business and operating results will suffer.

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

Our international operations involve various risks, and these risks could adversely affect our business

We derived 44% of our revenue from international sales for the fiscal year 2012 compared to 53% for the fiscal year 2011, and 47% for fiscal year 2010. For the quarter ended March 31, 2013, we derived 39% of our revenue from international sales compared to 44% for the same period in 2012.

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

As of March 31, 2013, approximately 48% of our workforce is employed in India. Of these employees, more than 37% are allocated to research and development at March 31, 2013 compared to 39% at March 31, 2012. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure could cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 41% of our outstanding capital stock as of March 31, 2013. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

Certain terms in our contracts may expose us to increased risk through indemnity or other provisions

Our Service Level Agreement (SLA) could impose additional risks in the form of added indemnification, service credits for system unavailability, and loss, damage or costs resulting from use of our Cloud Services system. Our typical Cloud Services SLA provides the customer with credits in the event our services are unavailable. As a result, we could incur significant expense if we experience prolonged periods of unavailability. In addition, many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could prevent us from offering our service to others or otherwise adversely affect our operating results.

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

Our failure to recover funds taken from our bank accounts could adversely affect our financial reporting and reputation

Our inability to recover the funds taken in the Unauthorized Transactions, approximately $500,000 of which remain in suspense accounts and approximately $575,000 of which remain outstanding could adversely affect our financial reporting results. In addition, there may be negative perception of the security of our assets and our services which could cause our stock price to decline.

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

Failure to comply with covenants in our loan facility may restrict our access to credit which could negatively impact our operations

There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. If our access to credit were restricted in this way, our operations would suffer and negatively impact our business.

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

There were no repurchased shares of stock in the quarter ended March 31, 2013.

Item 6.	Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing, except to the extent the Company specifically incorporates it.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2013	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing, except to the extent the Company specifically incorporates it.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.