Form 10-K
period 2013-06-30
EGAIN Corp
filed 2013-09-23
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2012, was approximately $27.1 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 19, 2013
Common Stock $0.001 par value	25,277,747

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders.

eGAIN CORPORATION

TABLE OF CONTENTS

2013 FORM 10-K

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the anticipated revenue to us from the Cisco Partnership; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of the voluntary change in our accounting policy on our ability to compare our financial results with our industry peers; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; the result of our failure to comply with the covenants under the Comerica Loan; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2014 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A “Risk Factors” in this report. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

PART I

ITEM 1.     BUSINESS

Overview

Incorporated in Delaware in September 1997, eGain is a leading provider of cloud-based and on-site customer engagement software solutions. eGain’s customer engagement solutions power digital transformation strategies for leading brands. Our top-rated applications for social, mobile, web, and contact centers help clients deliver connected customer journeys in a multichannel world.

Industry Background

As products get commoditized in a global economy, differentiation increasingly depends on customer engagement. For businesses that sell to consumers, or B2C, one poor customer experience can be amplified and spread overnight through social networks. Consumers expect businesses to serve them conveniently and intelligently across all touch points. Furthermore, multichannel customers are more demanding and spend more than the average customer. Not surprisingly, businesses are looking for efficient, scalable solutions to deliver smart multichannel customer interactions.

Traditional customer relationship management, or CRM, solutions are not designed for the multichannel world. Mostly, they see the phone as the primary customer contact channel. Other channels like web and social are seen as secondary and are often not designed in the solution from the start. As a result, customer experience delivered through these platforms tends to be fragmented and inconsistent across channels. For instance, unified customer history across channels requires solution integration and user interface patchwork.

The eGain Solution

Our solution is designed to provide clients with the following benefits:

•

Build profitable long-term customer relationships. Customers are spending more time conducting business on the web and social channels. Our solution helps businesses design brand-aligned, multichanneled customer journeys. Whether a customer is looking to buy, ask a question, or pay a bill, our solution helps businesses provide customers personalized, consistent responses.

•

Increase revenue through intelligent assistance offers and contextual promotions. In addition to strengthening customer relationships, our solution helps businesses convert website visitors into buyers. It also enables agents to contextually up-sell and cross-sell products in the course of customer engagements. A visitor to a website that uses eGain can be proactively offered personalized promotional content or real-time assistance based on configurable business rules informed by visitor behavior and history. Visitors can collaborate with a customer service agent live over the web through click-to-Call, text and video chat and cobrowse to inquire about and buy a product. Customers calling into a service center can be offered powerful cross-sell offers by agents using the expert reasoning capability of eGain.

•

Reduce operating costs through improved agent productivity and self-service automation. Our solution helps companies provide highly effective customer service while reducing operating costs. Our intelligent routing, auto-response, tracking, and reporting features, complemented with agent-facing knowledge tools, measurably enhance the productivity of service agents. Our robust online self-service tools, with integrated escalation paths and sophisticated artificial intelligence, help resolve customer inquiries without human assistance.

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

•

Offer rapid time to value through flexible deployment options. Our solution can be deployed in the cloud in a number of ways, including on-site, or as a managed service. In addition, we offer eGain Solution-as-a-Service™, or SLaaS™, a package that enables clients to use our solution without a long-term contract or upfront implementation fee. Moreover, our clients have the flexibility to move from one deployment model to another when they need a change.

Products and Services

eGain 11 Suite

Recognized by industry analysts and trusted by leading companies worldwide, eGain 11 helps businesses engage, acquire, and serve customers through multiple engagement channels. It offers modular, best-of-breed applications built on a one-of-a-kind customer engagement hub platform that provides 360-degree customer context and actionable knowledge to enhance every customer interaction. Built for rapidly implementing next-generation customer engagement strategies, eGain 11 consists of:

•	Mobile applications to engage customers through smartphones and tablets.

•	Social applications to extend the company’s customer engagement strategies to social channels.

•	Web applications to transform B2C websites into interactive shopping destinations.

•	Desktop applications to help traditional call centers evolve into knowledge-powered multichannel customer engagement hubs.

•	Messaging applications provide a rich set of secure, personalized communication options.

•	eGain CEH™, a multichannel customer engagement hub, or CEH, platform that provides centralized business rules and workflows, knowledge, interactions, analytics, administration, and integrations to all applications.

•	eGain Connectors™ for integrating with leading CRM, content, CTI, and eCommerce systems.

Mobile Applications

•	eGain Mobile™ makes mobile engagement easy. It extends the reach of an eGain deployment by enabling the business to offer all its eGain-enabled engagement options to mobile users through existing or new phone and tablet apps on the Android and iOS platforms. Capabilities include mobile virtual assistant, offers, chat, click-to-call, cobrowsing, self-service, and notifications.

Social Applications

•	eGain Social™ is a one-of-a-kind application for social customer service knowledge harvesting and single-sourced social publishing, and reputation management. It enables businesses to monitor social networks such as Facebook, Twitter and blogs for customer queries, analyze their content, analyze search results for sentiment, route them intelligently, and post responses privately or back to the social cloud in media appropriate format.

•	eGain Community™ enables the creation and management of online communities or forums, community knowledge harvesting, and single-sourced publishing. Forum posts are searchable from portals, and can be submitted as content for the Knowledge Base Connectors allow integration with existing forums.

Web Applications

•

eGain Offers™ helps businesses engage visitors on the company website and Facebook fan pages with proactive, targeted offers. Using browsing behavior and other attributes, the solution anticipates visitor needs and proactively serves a personalized offer. It leapfrogs existing proactive chat “point” solutions by providing coupons, promotions, surveys, relevant content and contextual help in the form of FAQ, virtual assistant, chat, click to call, and cobrowse options.

•

eGain Virtual Assistant™ enables businesses to offer text and speech chat interactions with one or more virtual assistants (chatbots). Multilingual, as well as emotionally and culturally intelligent, the eGain virtual assistants are capable of understanding natural language. They can be deployed on websites and mobile devices and supports seamless integration with assisted chat channels.

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

•

eGain SelfService™ is a comprehensive solution supporting what we believe to be the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual assistant technology, and case tracking. eGain SelfService offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain OpenCEH™ Platform. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. The key modules of this application are:

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

•

eGain Survey™ helps contact centers, ecommerce sites, and customer portals connect with their customers in a vital and immediate way by eliciting feedback at various points of contact. It enables them to measure and improve the quality of service across all engagement channels, thereby maximizing customer retention.

Desktop Applications

•

eGain CaseManager™ is a comprehensive and a flexible case logging system. Together with eGain Knowledge™, it provides an integrated application for logging, tracking, and resolution as well as follow-on task management for service fulfillment.

•

eGain Mail™ is an industry-leading application for processing inbound customer emails and providing mission-critical email customer response, incorporating hundreds of best practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide our customers a next-generation email management platform for their enterprises. Designed to process very high volumes of email and web form requests, eGain Mail allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports. Additional modules include:

•	eGain SecureMail™ for authenticated web-based access to confidential emails. It is widely used in the financial services sector and other regulated industries.

•	eGain EncryptedMail™ for encrypted email payload delivered to the customer’s mailbox (push), complementing eGain SecureMail (invitation to secure website to share payload).

•

eGain Fax™ and eGain SMS™ to enable timely responses to faxes (and postal mail) and Short Message Service, or SMS, with the same infrastructure that is used to handle emails. Optical Character Recognition, or OCR, technology is used to process faxes and postal mail.

•

eGain Knowledge™ empowers contact center agents with best-practice knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This application delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain Knowledge uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. eGain Multisearch enables simple search-based access to various types of federated content and guided help.

Messaging Applications

•

eGain SecureMessaging™ enables secure and authenticated messaging between a business and its customers. It is a secure web-based portal for customers to read confidential messages, including attachments.

•

eGain Notify™ is a flexible, easy-to-use application for managing and delivering automatic reminders, alerts, and updates at all stages of the customer journey. It is used to provide proactive customer service by sending alerts to customers through multiple engagement channels across the web, email, SMS, voice, and fax. Designed for high-volume usage, this application can easily scale to deliver millions of messages per day in the eGain Cloud.

Flexible Deployment Options

eGain’s deployment options, we believe, are unmatched in the industry. Our customers can choose from multiple options: on-site, cloud, managed, and solution as a service. They can even choose a hybrid model or switch from one deployment type to another.

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

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large enterprises (over $500 million in annual revenue). For the fiscal year ended June 30, 2013, international revenue accounted for 40% and domestic revenue for 60% of total revenue, compared to 44% and 56% respectively for fiscal year 2012 and 53% and 47% respectively for fiscal year 2011.

There was one customer that accounted for 18% of total revenue in fiscal year 2013 and two different customers that accounted for 10% and 22% of total revenue in fiscal years 2012 and 2011, respectively.

Competition

We compete with other application software vendors including Avaya, Inc., Genesys Telecommunications, Kana Software, Inc., Live Person, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, and Salesforce.com, Inc. that may attempt to sell customer engagement software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services.

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

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly B2C enterprises, through a combination of our direct sales force and partners. We target our sales efforts at Enterprise companies. Our North American direct sales organization is based at our corporate headquarters in Sunnyvale, California, with field sales presence throughout the United States. Internationally, we have field offices in France, Germany, Ireland, Italy, India, the Netherlands and the United Kingdom.

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

As of fiscal year ended June 30, 2013, there were 166 employees engaged in worldwide sales and marketing activities.

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

As of fiscal year ended June 30, 2013, we had 140 professionals providing worldwide services for systems installation, solutions development, application management, and education.

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

As of fiscal year ended June 30, 2013, there were 32 employees engaged in worldwide customer support services.

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

As of fiscal year ended June 30, 2013, there were 137 employees engaged in worldwide product development activities. We spent approximately $8.4 million on research and development in fiscal year 2013, and $6.1 million and $5.6 million, respectively, in fiscal years 2012 and 2011.

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

Employees

As of fiscal year ended June 30, 2013, we had 550 full-time employees, of which 137 were in product development, 198 in services and support, 166 in sales and marketing, and 49 in finance and administration.

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

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

Our hybrid revenue model may affect our operating results.

We have a hybrid delivery model meaning that we offer our solutions on a cloud or license basis to our customers. For license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. Whereas, for cloud transactions, cloud revenue is recognized ratably over the term of the cloud contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and cloud transactions. This could be exacerbated as more customers employ our cloud solution over our licensed solution; causing us to increase the amount of revenue recognized ratably over the life of the contract therefore resulting in a decrease in our total revenue in the short-term.

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Because our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management effort in connection with the potential customer. Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This contributes to the uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval process of our customers and potential customers has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented the closure of sales that we believed were likely to close. In addition, historically our license sales have comprised a relatively small number of high value transactions; consequently, we may miss our revenue forecasts and may incur expenses that are not offset by corresponding revenue from the delay in even one transaction.

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

We must compete successfully in our market segment.

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Avaya, Inc., Genesys Telecommunications, Kana Software, Inc., LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc. and similar companies that may attempt to sell customer engagement software to their installed base.

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

We have experienced growth in recent periods and expect to continue to grow. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

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

Part of the challenge that we expect to face in the course of our expansion is the need to increase staffing, primarily to develop new sales strategies and to expand into different markets. We have considerable need to recruit, train, and retain qualified staff and any delays or difficulties we encounter in these staffing efforts could impair our ability to execute our business plan.

We intend to continue to expand our distribution channels into international markets and to spend significant financial and managerial resources to do so. If we are successful in our expansion or are unable to provide adequate service to this expansion, our business and operating results will suffer.

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

Due to the complexity of our customer engagement hub platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. If we have turnover in our sales and marketing teams, we may not be able to successfully compete with those of our competitors.

Our failure to develop and expand strategic and third party distribution channels would impede our revenue growth.

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

Our international operations involve various risks.

We derived 40% of our revenue from international sales for the fiscal year 2013 compared to 44% for the fiscal year 2012, and 53% for fiscal year 2011. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2013, approximately 49% of our workforce was employed in India. Of these employees, 38% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support, or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Our revenue and operating expenses are unpredictable and may fluctuate, which may harm our operating results and financial condition.

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

We may need additional capital, and raising such additional capital may be difficult or impossible and will likely significantly dilute existing stockholders.

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2013 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

Difficulties in implementing our products could harm our revenue and margins.

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

Our reserves may be insufficient to cover receivables we are unable to collect.

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

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of customer communications and data over the Internet could harm our business and reputation.

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

We do maintain a business continuity plan for our customers in the event of an outage. We maintain other co-locations for the purposes of disaster recovery as well as maintaining back up’s of our customer’s information.

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

The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.

Our Service Level Agreement (SLA) includes indemnification provisions and provides for service credits for system unavailability, and loss, damage or costs resulting from use of our system.  If we were required to provide any of these in a material way, our results of operations would suffer.

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

We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired, then our ability to generate revenue will be harmed.

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

Third parties may infringe or misappropriate our intellectual property and similar proprietary rights. In addition, other parties may assert infringement claims against us. Our products may infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

Unknown software defects could disrupt our products and services and problems arising from our vendors’ products or services could disrupt operations, which could harm our business and reputation.

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

Our stock price has demonstrated volatility and continued market conditions may cause declines or fluctuations.

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

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 41% of our outstanding capital stock as of our record date, September 19, 2013. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

If we are unable to hire and retain key personnel, our business and results of operations would be negatively affected.

Our success will also depend in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. Additionally, an increase in attrition in the Indian workforce on which we rely for research and development would have significant negative effects on us and our results of operations. If we cannot hire and retain qualified personnel, our ability to expand our business would be impaired and our results of operations would suffer.

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

The regulatory environment for and certain legal uncertainties in the operation of our business and our customer’s business could impair our growth or decrease demand for our services or increase our cost of doing business.

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

Additionally, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the United States. If we are required to comply with these foreign laws and regulations, our costs will increase which will affect our results of operations.

If we are unable to successfully detect weaknesses or errors in our internal controls, the trading price of our common stock may decline and adversely impact our ability to attract new and continued investors.

As a smaller reporting company, we are not required to include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. An adverse opinion on our internal control over financial reporting would indicate an inability to detect weaknesses or errors in our internal controls. If the Company fails to have effective internal control over financial reporting or is unable to complete any necessary modifications to its internal control reporting, investors could lose confidence in the accuracy and completeness of our financial reports and in the reliability of the Company’s internal control over financial reporting, which could cause the price of our common stock to decline.

We may need to license third-party technologies and may be unable to do so on commercially reasonable terms.

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

Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business.

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

We depend on broad market acceptance of our applications and of our business model.

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer interactions across multiple channels, including Web, phone, email, print and in-person. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for customer engagement software is relatively new and rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a hosted delivery model and will seek to have their customer engagement software applications hosted by us. If any of these assumptions is incorrect or if customers and companies do not adopt digital technology in a timely manner, our business will be seriously harmed and our stock price will decline.

We may not be able to respond to the rapid technological change of the customer engagement software industry.

The customer engagement software industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver product features that meet the standards of these customers, our ability to market our service and compete successfully and to increase revenue could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards or regulatory or legal requirements. More generally, if we cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, our business and operating results will suffer.

We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices such as but not limited to security standards could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

•	enhance the features and performance of our services;

•	develop and offer new services that are valuable to companies doing business online as well as Internet users; and

•	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to our current services, do not meet our customers’ or Internet users’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition

We may engage in future acquisitions or investments that could dilute our existing stockholders, cause us to incur significant expenses or harm our business.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties:

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Sunnyvale, California	Corporate Headquarters	20,640	2016
Pune, India	Corporate Offices	33,262	2017
Noida, India	Corporate Offices	5,374	2014
Slough, England	European Headquarters	13,880	2016

ITEM 3.     LEGAL PROCEEDINGS

On May 20, 2013, we filed suit against Pragmatus Telecom, LLC in the United States District of Delaware seeking a declaratory judgment that our products and services do not infringe directly or indirectly three patents purportedly owned by Pragmatus and that the claims of the Pragmatus patents are invalid.  Pragmatus previously asserted these patents against certain of our customers. We have begun discovery and the matter is currently pending.

On May 17, 2013, we filed suit against Lodsys Group, LLC in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that our products and services do not infringe directly or indirectly two patents purportedly owned by Lodsys and that the claims of the Lodsys patents are invalid.  Lodsys previously asserted these patents against certain of our customers.  The matter is currently pending.

We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with respect to intellectual property, contracts, employment and other matters, as well as claims brought against our customers for whom we have a contractual indemnification obligation. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosures related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to our financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s Common Stock as reported by the NASDAQ Stock Market LLC, as applicable.

	High	Low
Year Ended June 30, 2013
First Quarter	$5.47	$4.24
Second Quarter	$4.87	$3.72
Third Quarter	$9.06	$4.20
Fourth Quarter	$9.82	$7.32
Year Ended June 30, 2012
First Quarter	$5.02	$2.55
Second Quarter	$9.48	$4.01
Third Quarter	$7.46	$4.87
Fourth Quarter	$6.02	$3.31

(b) Holders

As of September 19, 2013, there were approximately 217 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 4,400 beneficial stockholders of our common stock as of September 19, 2013.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
1998 Stock Plan	168,652	$1.22	—
2005 Stock Incentive Plan	1,365,260	$3.06	606,628
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	44,090	$0.99	—
2005 Management Stock Option Plan	693,307	$2.54	326,022
Total	2,271,309	$2.72	932,650

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

(e) Issuer Repurchases of Equity Securities

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the fiscal year 2011, we repurchased 213,243 shares at an average price of $1.29 per share. There were no shares repurchased during fiscal years 2013 and 2012.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report which refers to the July 1, 2012 retrospective adoption of guidance relating to the presentation of comprehensive income (loss) and a change in accounting for costs associated with sales commissions, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share information)
Revenue:
Subscription and support	$32,281	$23,594	$20,040	$16,617	$15,382
License	12,853	11,067	17,371	7,389	8,613
Professional services	13,755	8,703	6,654	5,871	9,224
Total revenue	58,889	43,364	44,065	29,877	33,219
Cost of subscription and support	5,495	5,363	5,273	4,492	4,371
Cost of license	151	(39)	34	168	263
Cost of professional services	12,360	8,112	5,609	5,048	6,112
Total cost of revenue	18,006	13,436	10,916	9,708	10,746
Gross profit	40,883	29,928	33,149	20,169	22,473
Operating expenses:
Research and development	8,419	6,132	5,551	5,510	5,481
Sales and marketing	24,434	20,086	14,071	10,184	10,281
General and administrative	6,787	5,743	3,974	3,211	3,271
Total operating expenses	39,640	31,961	23,596	18,905	19,033
Income / (loss) from operations	1,243	(2,033)	9,553	1,264	3,440
Interest expense, net	(483)	(722)	(1,230)	(1,123)	(1,435)
Other income / (expense), net	303	(677)	245	(67)	230
Income / (loss) before income tax	1,063	(3,432)	8,568	74	2,235
Income tax benefit / (provision), net	(379)	(390)	(196)	(159)	129
Net income / (loss)	$684	$(3,822)	$8,372	$(85)	$2,364
Per share information:
Basic net income / (loss) per common share	$0.03	$(0.16)	$0.37	$(0.00)	$0.11
Diluted net income / (loss) per common share	$0.03	$(0.16)	$0.34	$(0.00)	$0.11
Weighted average shares used in computing basic net income / (loss) per common share	24,780	24,329	22,709	22,180	20,611
Weighted average shares used in computing diluted net income / (loss) per common share	26,089	24,329	24,289	22,180	20,612

Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenues	$121	$77	$32	$35	$29
Research and development	$261	$180	$52	$78	$46
Sales and marketing	$360	$274	$46	$49	$25
General and administrative	$339	$325	$88	$82	$141
	June 30,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$17,235	$10,946	$13,096	$5,733	$7,511
Working capital	$2,021	$2,860	$4,251	$(490)	$(1,426)
Total assets	$43,536	$27,943	$28,727	$15,958	$19,236
Deferred revenue	$19,736	$8,083	$5,824	$5,103	$5,531
Long-term debt	$2,000	$7,230	$3,333	$8,752	$7,999

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

Overview

eGain was incorporated in Delaware in September 1997. We are a leading provider of cloud-based and on-site customer engagement solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs.

In fiscal year 2013, we recorded annual revenue of $58.9 million and income from operations of $1.2 million, compared to annual revenue of $43.4 million and loss from operations of $2.0 million in fiscal year 2012. The year-over-year increase in total revenue was primarily driven by the increase of 70% in subscription revenue as our business has shifted more toward a cloud delivery model. Subscription and support revenue was $32.3 million in fiscal year 2013, an increase of 37% from fiscal year 2012. Professional services revenue was $13.8 million in fiscal year 2013, an increase of 58% from fiscal year 2012. Cash provided by operations was $10.0 million for fiscal year 2013, compared to cash provided by operations of $1.0 million for fiscal year 2012.

Based upon the strong increase in the demand for our products and services we continued to increase our investment in sales and marketing and expand our distribution capability during fiscal year 2013. If the demand continues for our products and services, we intend to continue to increase our sales and marketing investments and the expansion of distribution capability in fiscal year 2014. In addition, we intend to make further investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. Due to fluctuations in our business, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance, but we anticipate an increase in revenue in fiscal year 2014.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2013, unbilled deferred revenue increased to $24.8 million, up from approximately $20.7 million as of June 30, 2012.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill, deferred tax valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Voluntary Change in Accounting Policy for Sales Commissions

On July 1, 2012, we made a voluntary change to our accounting policy for sales commissions related to new cloud contracts with customers, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the term of the contract. We believe this method is preferable because commission charges (that are direct and incremental) are so closely related to the revenue from the contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, it is our belief that most industry peers have adopted a similar commission expense policy. As a result, we believe this change should improve the comparability of our consolidated financial statements to our industry peers and provide better matching of our revenue and expenses.

Revenue Recognition

We enter into arrangements to deliver multiple products or services (multiple-elements). We apply software revenue recognition rules and multiple-elements arrangement revenue guidance. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue net of taxes collected from customers and remitted to governmental authorities.

We derive revenue from three sources:

(i) Subscription and support fees primarily consist of cloud revenue from customers accessing our enterprise cloud computing services, term license revenue, and maintenance and support revenue;

(ii)  License fees primarily consist of perpetual software license revenue;

(iii) Professional services primarily consist of consulting, implementation services and training.

Revenues are recognized when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period.  We use signed software license, services agreements and order forms as evidence of an arrangement for sales of software, cloud, maintenance and support.  We use a signed statement of work as evidence of arrangement for professional services.

•

Delivery or performance has occurred: Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. Delivery is considered to have occurred when we provide the customer access to the software along with login credentials.

•

Fees are fixed or determinable: We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are generally not considered to be fixed or determinable.

•

Collectibility is probable: We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. Payment terms generally range from 30 to 90 days from invoice date. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

We apply the provisions of Accounting Standards Codification, or ASC, 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for cloud transactions to determine the accounting treatment for multiple elements. We also apply ASC 605-35 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor specific objective evidence, or VSOE, of fair value, and (iv) the services are not essential to the functionality of the software.

We enter into arrangements with multiple-deliverables that generally include subscription, maintenance and support, and professional services. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when VSOE of fair value does not exist, we apply the selling price hierarchy, which includes VSOE, third-party evidence of selling price, or TPE, and best estimate of selling price, or BESP. We determine the relative selling price for a deliverable based on its VSOE, if available, or its BESP, if VSOE is not available. We determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, its go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify its pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Subscription and Support Revenue

Cloud Revenue

Cloud revenue consists of subscription fees from customers accessing our cloud-based service offerings. We recognize cloud revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term License Revenue

Term license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity.  Certain of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement.  Term license revenue is recognized ratably over the term of the license contract.

Maintenance and Support Revenue

Maintenance and support revenue consists of customers purchasing maintenance and support for our on-premise software. We use VSOE of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

License Revenue

License revenue includes perpetual license rights sold to customers to use our software in conjunction with related maintenance and support services If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases cloud services.

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 6%, 2% and 5% in fiscal years 2013, 2012 and 2011, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction. These include items such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We recognize the services revenue ratably over the estimated life of the customer cloud relationship once cloud services have gone live or are system ready for cloud, consulting, and implementation services that do not qualify for separate accounting. We currently estimate the life of the customer cloud relationship to be approximately 28 months, based on the average life of all cloud customer relationships.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term license, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In June 30, 2013, deferred revenue increased to $19.7 million, compared to $8.1 million at June 30, 2012.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to our direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as sales and marketing expense in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 8% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2013, 2012 and 2011 and found no impairment.

Accounts Receivable and Allowance for Doubtful Accounts

We extend unsecured credit to customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilize different estimates, then material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write-off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible.

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

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2013, we had a valuation allowance of approximately $73.2 million of which approximately $72.3 million was attributable to U.S. and state net operating losses and research and development credit carry forwards.

We apply ASC 740, Income Taxes, in determining any uncertain tax positions. The guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of “other income and expense, net” in the consolidated statements of operations.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, including related party debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated.

	2013	2012	2011
Revenue:
Subscription and support	55%	54%	46%
License	22%	26%	39%
Professional services	23%	20%	15%
Total revenue	100%	100%	100%
Cost of subscription and support	10%	12%	12%
Cost of license	0%	0%	0%
Cost of professional services	21%	19%	13%
Total cost of revenue	31%	31%	25%
Gross margin	69%	69%	75%
Operating expenses:
Research and development	14%	14%	12%
Sales and marketing	41%	47%	32%
General and administrative	12%	13%	9%
Total operating expenses	67%	74%	53%
Income / (loss) from operations	2%	(5)%	22%

Revenue

Total revenue, which consists of subscription and support, license and professional services revenue, was $58.9 million, $43.4 million, and $44.1 million, in fiscal years 2013, 2012, and 2011, respectively.

In fiscal year 2013, total revenue increased 36%, or $15.5 million, from the prior year. Our international sales accounted for approximately 40% of total revenue in fiscal year 2013, a decrease from 44% of total revenue in fiscal year 2012. The impact of the foreign exchange fluctuation between the U.S. dollar, the Euro and British pound in total revenue was minimal in both fiscal year 2013 and 2012. There was one customer that accounted for 18% of total revenue in fiscal year 2013 and two different customers that accounted for 10% and 22% of total revenue in fiscal years 2012 and 2011, respectively.

We are continuing to see increased interest in our customer engagement solutions but a general unpredictability remains in the length of our current sales cycles, the timing of revenue recognition on more complex license transactions, and seasonal buying patterns. This unpredictability has increased due to the global economic and business condition and the currency exchange rate fluctuations of the British pound and Euro in relation to the U.S. dollar. Also, because we offer a hybrid delivery model, the mix of new cloud and license transactions in a quarter could affect our revenue in a particular quarter. We are continuing to see the perpetual license business shift toward a cloud delivery model. The value of new cloud transactions, as a percentage of combined new cloud, new license, and maintenance and support business, was approximately 60% and 55% for the fiscal years 2013 and 2012, respectively. For license transactions, the license revenue amount is generally recognized in the quarter that delivery and acceptance of our software takes place. For cloud transactions, cloud revenue is recognized ratably over the term of the cloud contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and cloud transactions, but we anticipate total revenue to increase in fiscal year 2014.

Subscription and Support Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Revenue:
Cloud	$19,056	$11,196	$9,244	$7,860	70%	$1,952	21%
Maintenance and support	$13,225	$12,398	$10,796	$827	7%	$1,602	15%
Total subscription and support revenue	$32,281	$23,594	$20,040	$8,687	37%	$3,554	18%
Percentage of total revenue	55%	54%	46%

Subscription and support revenue includes cloud and software maintenance and support revenue. Subscription and support revenue was $32.3 million, $23.6 million, and $20.0 million in fiscal years 2013, 2012, and 2011, respectively. This represented an increase of 37%, or $8.7 million, in fiscal year 2013 compared to fiscal year 2012 and an increase of 18%, or $3.6 million, in fiscal year 2012 compared to fiscal year 2011. Subscription and support revenue represented 55%, 54%, and 46% of total revenue for the fiscal years 2013, 2012 and 2011, respectively.

Cloud revenue was $19.1 million, $11.2 million and $9.2 million in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 70%, or $7.9 million in fiscal year 2013 compared to fiscal year 2012 and an increase to 21%, or $2.0 million, in fiscal year 2012 compared to fiscal year 2011.

The increase in fiscal year 2013 was primarily due to the continued shift from license to our cloud model. The increase in new cloud contracts with current enterprise customers included two new cloud contracts totaling approximately $13.1 million that are recognized ratably over the contractual term. The impact from the foreign currency fluctuations on cloud revenue was minimal in fiscal year 2013.

The increase in fiscal year 2012 was primarily due to the shift from license to our cloud model. The increase in new cloud contracts with current enterprise customers included six new cloud contracts totaling approximately $10.9 million that are recognized ratably over the contractual term. The impact from the foreign currency fluctuations on cloud revenue was minimal in fiscal year 2012.

Excluding the impact from any further foreign currency fluctuations, we expect cloud revenue to increase in fiscal year 2014 based upon current renewal rates for existing cloud customers and the projected levels of new cloud agreements.

Maintenance and support revenue consists of technical support and software upgrades and enhancements. Maintenance and support revenue was $13.2 million, $12.4 million and $10.8 million in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 7%, or $827,000 in fiscal year 2013 compared to fiscal year 2012 and an increase of 15%, or $1.6 million in fiscal year 2012 compared to fiscal year 2011.

Excluding the impact from any future foreign currency fluctuation, we expect maintenance and support revenue to increase or remain relatively constant in fiscal year 2014 based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

License Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Revenue:
License	$12,853	$11,067	$17,371	$1,786	16%	$(6,304)	(36)%
Percentage of total revenue	22%	26%	39%

License revenue was $12.9 million, $11.1 million, and $17.4 million in fiscal years 2013, 2012, and 2011, respectively. This represents an increase of 16% or $1.8 million, in fiscal year 2013 from fiscal year 2012, compared to a decrease of 36% or $6.3 million, in fiscal year 2012 from fiscal year 2011. License revenue represented 22%, 26%, and 39% of total revenue for the fiscal years 2013, 2012, and 2011, respectively.

New license and support transactions in fiscal year 2013 included approximately $7.6 million from five transactions with an average deal size of $1.5 million. The increase in license revenue is primarily attributable to increased demand from new and existing customers. The impact from the foreign currency fluctuations on license revenue was minimal in fiscal year 2013.

New license and support transactions in fiscal year 2012 included approximately $5.8 million from five transactions with an average deal size of $1.0 million. The decrease in license revenue is primarily attributable to a shift to the cloud delivery model in fiscal year 2012. The impact from the foreign currency fluctuations on license revenue was minimal in fiscal year 2012.

Given the general unpredictability in the length of current sales cycles, the mix between cloud and license transactions, the uncertainty in the global economy and the volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods, but we anticipate total license revenue to increase in fiscal year 2014.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Revenue:
Professional services	$13,755	$8,703	$6,654	$5,052	58%	$2,049	31%
Percentage of total revenue	23%	20%	15%

Professional services revenue was $13.8 million, $8.7 million and $6.7 million in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 58%, or $5.1 million in fiscal year 2013 compared to fiscal year 2012 and an increase of 31%, or $2.0 million, in fiscal year 2012 compared to fiscal year 2011.

The increase in fiscal year 2013 was primarily due to the increase in demand for our services and increase in managed customers who migrated from on-premise to the cloud. The impact from the foreign currency fluctuations between the U.S. dollar and the British pound on professional services revenue was an increase of $202,000 in fiscal year 2013.

The increase in fiscal year 2012 was primarily due to the increase in demand for professional service activities such as system implementation, consulting and training. The impact from the foreign currency fluctuations on professional services revenue was minimal in fiscal year 2012.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase or remain relatively constant in fiscal year 2014 based upon our current sales pipeline and current sales trend.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Cost of revenue	$18,006	$13,436	$10,916	$4,570	34%	$2,520	23%
Percentage of total revenue	31%	31%	25%
Gross margin	69%	69%	75%

Total cost of revenue was $18.0 million, $13.4 million and $10.9 million in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 34%, or $4.6 million, in fiscal year 2013 compared to fiscal year 2012 and an increase of 23%, or $2.5 million, in fiscal year 2012 compared to fiscal year 2011.

Total cost of revenue as a percentage of total revenue was 31% for fiscal years 2013 and 2012 and 25% for fiscal year 2011.

The increase in fiscal year 2013 was primarily due to increases of (i) $3.9 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) $414,000 in outside consulting expense, (iii) 288,000 in cloud related expenses, and (iv) 190,000 in license related expenses partially offset by decreases in (i) international subsidiaries’ expenses of approximately $245,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee.

The increase in fiscal year 2012 was primarily due to increases of (i) $2.7 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) $91,000 in cloud related expenses, and was partially offset by decreases in (i) international subsidiaries’ expenses of approximately $179,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee, (ii) $73,000 in license related expenses, and (iii) $13,000 in outside consulting expense.

Gross margin was 69% for fiscal years 2013 and 2012 and 75% in fiscal year 2011.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of Subscription and Support

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Cost of subscription and support	$5,495	$5,363	$5,273	$132	2%	$90	2%
Percentage of subscription and support revenue	17%	23%	26%
Gross margin	83%	77%	74%

Cost of subscription and support revenue includes personnel costs for our cloud services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software, and lease costs paid to remote co-location centers.

Total cost of subscription and support revenue was $5.5 million, $5.4 million and $5.3 million in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 2%, or $132,000, in fiscal year 2013 compared to fiscal year 2012 and an increase of 2%, or $90,000, in fiscal year 2012 compared to fiscal year 2011. Total cost of subscription and support revenue as a percentage of total subscription and support revenue was 17% (a gross margin of 83%) in fiscal year 2013 compared to 23% (a gross margin of 77%) in fiscal year 2012 and 26% (a gross margin of 74%) in fiscal year 2011.

The increase in cost of subscription and support revenue in fiscal year 2013 was primarily due to increases of (i) $288,000 in cloud related expenses and (ii) $35,000 in outside consulting services partially offset by decreases of (i) international subsidiaries’ expenses of approximately $104,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, and (ii) $77,000 in personnel and personnel-related expenses, and (iii) $10,000 in support of third party software.

The increase in cost of subscription and support revenue in fiscal year 2012 was primarily due to (i) an increase in cloud related expenses of $131,000, (ii) an increase of $82,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, partially offset by (i) a decrease in international subsidiaries’ expenses of approximately $69,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (ii) a decrease of $41,000 in support of third party software, and (iii) a decrease of $8,000 in outside consulting services.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of subscription and support revenue to increase in fiscal year 2014 and the gross margin to decrease slightly when compared to fiscal year 2013.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Cost of license	$151	$(39)	$34	$190	(487)%	$(73)	(215)%
Percentage of license revenue	1%	0%	0%
Gross margin	99%	100%	100%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $151,000, $(39,000) and $34,000 in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 487%, or $190,000, in fiscal year 2013 compared to 2012 and a decrease of 215%, or $73,000, in fiscal year 2012 compared to 2011. Total cost of license as a percentage of total license revenue was approximately 1% (a gross margin of 99%) in fiscal year 2013 compared to 0% (a gross margin of 100%) in fiscal years 2012 and 2011.

The increase in cost of license in fiscal years 2013 and 2011 was primarily due to increases in third party royalty expense. The decrease in fiscal year 2012 was primarily due to third party royalties credits applied.

We anticipate cost of license as a percentage of total license revenue to increase slightly in future periods.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Cost of professional services	$12,360	$8,112	$5,609	$4,248	52%	$2,503	45%
Percentage of professional service revenue	90%	93%	84%
Gross margin	10%	7%	16%

Cost of professional services includes personnel costs for consulting services. Total cost of professional services was $12.4 million, $8.1 million and $5.6 million in fiscal years 2013, 2012, and 2011, respectively. This represented an increase of 52%, or $4.2 million, in fiscal year 2013 compared to fiscal year 2012 and an increase of 45%, or $2.5 million, in fiscal year 2012 compared to fiscal year 2011. Total cost of professional services as a percentage of total professional services revenue was 90% (a gross margin of 10%) in fiscal year 2013 compared to 93% (a gross margin of 7%) in fiscal year 2012 and 84% (a gross margin of 16%) in fiscal year 2011.

The increase in cost of professional services in fiscal year 2013 was primarily due to  increases of (i) $4.0 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases and (ii) $379,000 in outside consulting expenses partially offset by a decrease in international subsidiaries’ expenses of approximately $142,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in absolute dollars and gross margin to decrease in future periods due to the timing of revenue recognition for cloud-related transactions.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Research and development	$8,419	$6,132	$5,551	$2,287	37%	$581	10%
Percentage of total revenue	14%	14%	12%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $8.4 million, $6.1 million and $5.6 million in fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 37%, or $2.3 million, in the fiscal year 2013 compared to fiscal year 2012 and an increase of 10%, or $581,000, in fiscal year 2012 compared to fiscal year 2011. Total research and development expenses as a percentage of total revenue was 14% in the fiscal years 2013 and 2012 and 12% in fiscal year 2011.

The increase in research and development expense in fiscal year 2013 was primarily due to an increase of $2.6 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases partially offset by decreases of (i) international subsidiaries’ expenses of approximately $171,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee and (ii) $128,000 in outside consulting expenses.

The increase in research and development expense in fiscal year 2012 was primarily due to increases of (i) $616,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, and (ii) an increase in outside consulting of $17,000, partially offset by a decrease in international subsidiaries’ expenses of approximately $213,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to increase slightly as a percentage of total revenue in fiscal year 2014 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Sales	$21,053	$16,483	$11,489	$4,570	28%	$4,994	43%
Marketing	$3,381	$3,603	$2,582	$(222)	(6)%	$1,021	40%
Total sales and marketing	$24,434	$20,086	$14,071	$4,348	22%	$6,015	43%
Percentage of total revenue	41%	47%	32%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $24.4 million, $20.1 million and $14.1 million in fiscal years 2013, 2012 and 2011 respectively. This represented an increase of 22%, or $4.3 million, in fiscal year 2013 compared to fiscal year 2012 and an increase of 43%, or $6.0 million, in fiscal year 2012 compared to fiscal year 2011. Total sales and marketing expenses as a percentage of total revenue was 41% in fiscal year 2013 compared to 47% in fiscal year 2012 and 32% in fiscal year 2011.

Total sales expense was $21.1 million for fiscal 2013, an increase of 28% or $4.6 million, from $16.5 million for fiscal year 2012. The increase in fiscal year 2013 was primarily due to increases of (i) $2.6 million in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) $1.7 million in sales commission expense, and (iii) $642,000 in third party partner fees, partially offset by decreases of (i) $346,000 in outside consulting services and (ii) international subsidiaries’ expenses of approximately $58,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound.

Total marketing expenses were $3.4 million for fiscal 2013, a decrease of 6% or $222,000, from $3.6 million for fiscal year 2012. The decrease in fiscal year 2013 was primarily due to decreases of (i) $395,000 in marketing programs expenses, and (ii) international subsidiaries’ expenses of approximately $66,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, partially offset by increases of (i) $89,000 in other promotional costs, (ii) $78,000 in personnel and personnel-related expenses, and (iii) $72,000 in outside consulting expenses.

Total sales expense was $16.5 million for fiscal 2012, an increase of 43% or $5.0 million, from $11.5 million for fiscal year 2011. The increase in fiscal year 2012 was primarily due to increases of (i) $5.6 million in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) $432,000 in outside consulting services, (iii) $260,000 in sales commission expense, and (iv) $102,000 in third party partner fees, partially offset by a decrease in our international subsidiaries’ expenses of approximately $169,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound.

Total marketing expenses were $3.6 million for fiscal 2012, an increase of 40% or $1.0 million, from $2.6 million for fiscal year 2011. The increase in fiscal year 2012 was primarily due to increases of (i) $524,000 in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) $480,000 in other promotional costs, (iii) $122,000 in marketing programs expenses, partially offset by a decrease in our international subsidiaries’ expenses of approximately $105,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to increase slightly or remain relatively constant as a percentage of total revenue in fiscal year 2014.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
General and administrative	$6,787	$5,743	$3,974	$1,044	18%	$1,769	45%
Percentage of total revenue	12%	13%	9%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $6.8 million, $5.7 million and $4.0 million in the fiscal years 2013, 2012 and 2011, respectively. This represented an increase of 18%, or $1.0 million in fiscal year 2013 compared to fiscal year 2012 and an increase of 45%, or $1.8 million, in fiscal year 2012 compared to fiscal year 2011. Total general and administrative expenses as a percentage of total revenue was 12% in fiscal year 2013 compared to 13% in the fiscal year 2012 and 9% in fiscal year 2011.

The increase in fiscal year 2013 was primarily due to increases of (i) $318,000 in one-time charges related to the secondary offering of shares of our common stock, (ii) $256,000 in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (iii) $245,000 in accounting and other outside consulting expenses, (iv) $242,000 in legal and outside consulting fees related to investigation and recovery efforts of the unauthorized wire transfers, and (v) $58,000 in bad debt expense, partially offset by a decrease in our international subsidiaries’ expenses of approximately $76,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

The increase in fiscal year 2012 was primarily due to increases of (i) $1.1 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (ii) $245,000 in outside consulting services, (iii) $196,000 in accounting expenses, (iv) $80,000 in investor relations expenses, (v) $94,000 in bad debt expense, and (vi) $38,000 in legal expense partially offset by a decrease in our international subsidiaries’ expenses of approximately $46,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

We anticipate general and administrative expenses to decrease slightly or remain relatively constant as a percentage of total revenue in fiscal year 2014 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Cost of revenue	$121	$77	$32	$44	57%	$45	140%
Research and development	261	180	52	81	45%	128	246%
Sales and marketing	360	274	46	86	31%	228	496%
General and administrative	339	325	88	14	4%	237	269%
Total stock-based compensation	$1,081	$856	$218	$225	26%	$638	292%
Percentage of total revenue	2%	2%	0%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our Board of Directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense, as the underlying stock options vest. The increase of our stock-based compensation expense in fiscal 2013 was primarily due to the increased Company-wide headcount, increase in option grant activity and the increase to our stock price.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to increase in fiscal year 2013 based on our anticipated hiring and also, if the stock price continues to increase.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(in thousands)
Operating income / (loss)	$1,243	$(2,033)	$9,553	$3,276	(161)%	$(11,586)	(121)%
Operating margin	2%	(5)%	22%

Income from operations was $1.2 million in fiscal year 2013 compared to the loss from operations of $2.0 million in fiscal year 2012 and income from operations of $9.6 million in fiscal year 2011. We recorded an operating margin of 2% in fiscal year 2013 compared to an operating loss of 5% in fiscal year 2012 and operating margin of 22% in the fiscal year 2011.

The increase in operating income in fiscal year 2013 was due to an increase in revenue of $15.5 million and an increase in total costs and operating expenses of $12.2 million. The increase in revenue was primarily due to a growing interest in the eGain cloud. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was minimal. The increase in total costs and operating expenses was primarily due to increases of (i) $11.2 million in personnel-related costs including an increase of $1.7 million in sales commission, (ii) $642,000 in third party partner fees, (iii) $318,000 in one-time charges related to the secondary offering of shares of our common stock, (iv) $288,000 in cloud related expenses, (v) $242,000 in legal and outside consulting fees related to investigation and recovery efforts of the unauthorized wire transfers, (vi) $245,000 in accounting and other outside consulting expenses, (vii) $190,000 in third party license royalty expense, (viii) 89,000 in marketing promotional costs, and (ix) $58,000 in bad debt expense partially offset by decreases of (i) $616,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (ii) $395,000 in marketing programs expenses, and (iii) $10,000 in support of third party software.

The change to operating loss in fiscal year 2012 was due to a decrease in revenue of $702,000 and an increase in total costs and operating expenses of $10.9 million. The decrease in revenue was primarily due to a shift in our business to more cloud transactions resulting in fewer license transactions signed in fiscal year 2012. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was minimal. The increase in total costs and operating expenses was primarily due to increases of (i) $9.5 million in personnel-related costs including a decrease of $1.3 million in sales commission, (ii) $846,000 in outside consulting services, (iii) $480,000 in other promotional costs, (iv) $196,000 in accounting expenses, (v) $126,000 in cloud related expenses, (vi) $122,000 in marketing programs, (vii) $80,000 in investor relation expenses, (viii) $102,000 in third party partner fees, (ix) $94,000 in bad debt expense, and (x) $38,000 in legal expenses partially offset by decreases of (i) $792,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, and (ii) $114,000 in third party royalties and support expenses.

Interest Expense, Net

Net interest expense was $483,000, $722,000 and $1.2 million in fiscal years 2013, 2012 and 2011, respectively. This represents a decrease of 33% or $239,000 in fiscal year 2013, compared to fiscal year 2012 and a decrease of 41% or $508,000 in fiscal year 2012, compared to fiscal year 2011. Interest income was not significant in any year.

The decrease in interest expense in fiscal year 2013 and 2012 was primarily due to a decrease in the annual percentage rate and principal balance of related party notes.

Other Income (Expense), Net

Other income was $303,000 in fiscal year 2013, compared to other expense of $677,000 in fiscal year 2012 and other income of $245,000 in fiscal year 2011. Other income in fiscal years 2013 and 2011 primarily included the foreign exchange gain on international trade receivables.

The increase of $922,000 in other expense in fiscal year 2012 was primarily due to (i) $677,000 in foreign exchange rate loss related to the payments from international trade receivables due to the weakening of British pound against the Euro in which certain sales were denominated and (ii) $245,000 related to the reclassification of the accumulated translation adjustment recorded when liquidating our Singapore subsidiary.

Income Tax Provision

Income tax provision was $379,000, $390,000 and $196,000 in fiscal years 2013, 2012 and 2011, respectively. Income tax expense was primarily due to the income tax provision for foreign subsidiaries.

Related Party Transactions

We have an interest bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the loan agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount of $5.6 million reflects the reduced interest rate on the Note of 8% beginning April 1, 2012, prior to which the interest rate was 12%; and (iii) we may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 29, 2012, we entered into Amendment No. 2 to the Agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed to extend the maturity date of the Note to July 31, 2013. We could prepay the Note in full or in part at any time prior to the maturity date without interest penalty.  As of June 30, 2013 and 2012, the balance of the loan was $2.9 million and $5.6 million, respectively. The interest expense on the related party notes was $334,000, $588,000, and $1.2 million, for fiscal years 2013, 2012 and 2011, respectively.

On July 31, 2013, we repaid the outstanding amounts owed under the Note to Mr. Roy. Such amounts equaled $2.9 million.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2013 and 2012, our cash and cash equivalents was $16.2 million and $9.9 million, respectively. Our working capital was $2.0 million at June 30, 2013, a decrease from working capital of $2.9 million at June 30, 2012. As of June 30, 2013, our deferred revenue was $19.7 million, compared to $8.1 million at June 30, 2012. Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $24.8 million at June 30, 2013, up from $20.7 million at June 30, 2012.

Based upon our fiscal year 2014 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash provided by operating activities was $10.0 million in fiscal year 2013 compared to $1.0 million in fiscal year 2012. In fiscal year 2013, net cash provided by operating activities increased $9.0 million over fiscal year 2012 primarily due higher net income after adjusting for depreciation and amortization, stock-based compensation, and changes in working capital accounts specifically, increases in deferred revenue, accounts receivable and deferred commissions.

Net cash provided by operating activities was $1.0 million in fiscal year 2012 compared to $6.8 million in fiscal year 2011. In fiscal year 2012, net cash provided by operating activities decreased $5.8 million over fiscal year 2011 primarily due a net loss of $3.8 million in fiscal year 2012 compared to net income of $8.4 million in fiscal year 2011 and after adjusting for depreciation and amortization, stock-based compensation, and changes in working capital accounts specifically, increases in deferred revenue and deferred commissions offset by a decrease in accounts receivable.

Net cash used in investing activities was $2.5 million in fiscal year 2013 compared to $1.2 million in fiscal year 2012. Cash used in investing activities in fiscal year 2013 primarily related to purchases of equipment and software of $2.5 million to support the increase in our cloud business and for new employees. Net cash used in investing activities in fiscal year 2012 primarily related to purchases of equipment and software of $1.8 million partially offset by $605,000 from the sale proceeds of short-term investments. Net cash used in investing activities in fiscal year 2011 included $725,000 for the purchase of equipment and software to support the increase in our hosting business and for new employees and purchases of short-term investments of $626,000.

Net cash used in financing activities was $936,000 in fiscal year 2013 compared to $2.4 million in fiscal year 2012. Net cash used in financing activities in fiscal year 2013 primarily included the repayment of $3.0 million of related party notes, payments of $1.7 million on existing bank borrowings partially offset by proceeds from new bank borrowings of $3.0 million and proceeds from exercise of stock options of $730,000. Net cash used in financing activities in fiscal year 2012 primarily included payments of $1.7 million on existing bank borrowings, and increase of $1.0 million in restricted cash and payment of $28,000 on capital lease obligations partially offset by proceeds from exercise of stock options of $317,000. Net cash provided by financing activities in fiscal year 2011 primarily included the proceeds from new bank borrowings of $5.0 million, proceeds from exercise of warrants of $1.2 million and proceeds from exercise of stock options of $771,000, and partially offset by the repayment of $5.0 million of related party notes, payment of $276,000 for the repurchase of our stock, $157,000 payment of capital leases and $115,000 payment of existing bank borrowings.

Related Party Notes Payable and Bank Borrowings

On December 31, 2012, we used the proceeds from the new bank borrowings to make a $3.0 million partial repayment to Mr. Roy which reduced the remaining indebtedness to Mr. Roy to $2.8 million.

On July 31, 2013, we repaid the outstanding notes payable balance owed to Mr. Roy. Such amounts equaled $2.9 million.

Accounting for Unauthorized Wire Transfers

On February 15, 2013, our U.K. subsidiary discovered that three unauthorized wire transfers, or the Unauthorized Transactions, in the amount of approximately $3.9 million were made from our bank account on February 14, 2013. We promptly obtained a court order freezing the funds, contacted law enforcement and obtained an independent third-party investigation firm to investigate the matter.

With the assistance of the independent third-party investigation firm and our bank, approximately $2.7 million was recovered and re-deposited to our bank account in March 2013. We filed an insurance claim for approximately $1.2 million of the remaining outstanding funds and reported the pending insurance recovery net of a $25,000 deductible as a receivable from our insurance carrier under “Prepaid and other current assets” on our consolidated balance sheet.

On September 6, 2013, we received insurance proceeds of $1.2 million for the pending claim we filed with our insurance carrier.

Commitments

The following table summarizes our contractual obligations as of June 30, 2013 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,275	$1,184	$2,364	$727	$—
Bank borrowings	4,667	2,667	2,000	—	—
Related party notes payable (including interest payment of $19)	2,916	2,916	—	—	—
Cloud services	1,358	542	816	—	—
Total	$13,216	$7,309	$5,180	$727	$—

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2013. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011
	(in thousands, except per share information)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$8,955	$8,346	$7,806	$7,174	$6,302	$5,785	$5,725	$5,781
License	4,616	4,098	3,426	713	2,300	2,849	3,033	2,886
Professional services	4,398	3,016	3,505	2,836	2,034	2,873	2,078	1,717
Total revenue	17,969	15,460	14,737	10,723	10,636	11,507	10,836	10,384
Cost of subscription and support	1,536	1,355	1,208	1,396	1,467	1,339	1,291	1,266
Cost of license	26	34	46	45	(38)	10	(1)	(10)
Cost of professional services	3,265	3,180	3,012	2,903	2,486	2,116	1,961	1,549
Total cost of revenue	4,827	4,569	4,266	4,344	3,915	3,465	3,251	2,805
Gross profit	13,142	10,891	10,471	6,379	6,721	8,042	7,585	7,579
Operating expenses:
Research and development	2,226	2,101	2,142	1,950	1,760	1,566	1,377	1,430
Sales and marketing	6,912	6,027	5,946	5,549	5,669	5,389	4,923	4,104
General and administrative	1,858	1,852	1,570	1,507	1,457	1,445	1,728	1,113
Total operating expenses	10,996	9,980	9,658	9,006	8,886	8,400	8,028	6,647
Income / (loss) from operations	2,146	911	813	(2,627)	(2,165)	(358)	(443)	932
Interest expense, net	(107)	(99)	(136)	(141)	(134)	(199)	(214)	(175)
Other income (expense), net	(3)	256	93	(43)	(371)	(44)	(51)	(210)
Income / (loss) before income tax	2,036	1,068	770	(2,811)	(2,670)	(601)	(708)	547
Income tax provision	(139)	(38)	(129)	(73)	(258)	(54)	(47)	(31)
Net income / (loss)	$1,897	$1,030	$641	$(2,884)	$(2,928)	$(655)	$(755)	$516
Per share information:
Basic net income / (loss) per common share	$0.08	$0.04	$0.03	$(0.12)	$(0.12)	$(0.03)	$(0.03)	$0.02
Diluted net income / (loss) per common share	$0.07	$0.04	$0.02	$(0.12)	$(0.12)	$(0.03)	$(0.03)	$0.02
Weighted average shares used in computing basic net income / (loss) per common share	25,050	24,889	24,670	24,516	24,450	24,376	24,351	24,141
Weighted average shares used in computing diluted net income / (loss) per common share	26,504	26,373	26,099	24,516	24,450	24,376	24,351	25,977

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at June 30, 2013 totaled approximately $12.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2013 and 2012 and for the years ended June 30, 2013, 2012, and 2011

eGain Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of eGain Corporation and its subsidiaries (“the Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income / (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Corporation and its subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2012, the Company retrospectively changed the accounting for costs associated with sales commissions.

/s/ BURR PILGER MAYER, INC.

San Jose, California

September 23, 2013

eGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2013	2012
		(a)
ASSETS
Current assets:
Cash and cash equivalents	$16,206	$9,911
Restricted cash	29	35
Accounts receivable, less allowance for doubtful accounts of $392 and $303 at June 30, 2013 and 2012, respectively	12,307	6,535
Deferred commissions	1,745	955
Prepaid and other current assets	2,377	795
Total current assets	32,664	18,231
Property and equipment, net	3,544	2,295
Deferred commissions, net of current portion	776	643
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1000
Other assets	672	894
Total assets	$43,536	$27,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,583	$1,875
Accrued compensation	4,339	3,385
Accrued liabilities	2,478	1,549
Deferred revenue	15,679	6,896
Bank borrowings	2,667	1,666
Related party notes payable	2,897	—
Total current liabilities	30,643	15,371
Deferred revenue, net of current portion	4,057	1,187
Bank borrowings, net of current portion	2,000	1,667
Related party notes payable	—	5,563
Other long term liabilities	848	242
Total liabilities	37,548	24,030
Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Common stock, $.001 par value, 50,000 shares authorized, 25,106 and 24,485 shares issued and outstanding at June 30, 2013 and 2012	25	24
Additional paid-in capital	328,552	326,742
Notes receivable from stockholders	(87)	(85)
Accumulated other comprehensive loss	(1,168)	(750)
Accumulated deficit	(321,334)	(322,018)
Total stockholders’ equity	5,988	3,913
Total liabilities and stockholders’ equity	$43,536	$27,943

(a)    As adjusted, see Note 1

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2013	2012	2011
Revenue:		(a)	(a)
Subscription and support	$32,281	$23,594	$20,040
License	12,853	11,067	17,371
Professional services	13,755	8,703	6,654
Total revenue	58,889	43,364	44,065
Cost of subscription and support	5,495	5,363	5,273
Cost of license	151	(39)	34
Cost of professional services	12,360	8,112	5,609
Total cost of revenue	18,006	13,436	10,916
Gross profit	40,883	29,928	33,149
Operating expenses:
Research and development	8,419	6,132	5,551
Sales and marketing	24,434	20,086	14,071
General and administrative	6,787	5,743	3,974
Total operating expenses	39,640	31,961	23,596
Income / (loss) from operations	1,243	(2,033)	9,553
Interest expense, net	(483)	(722)	(1,230)
Other income/ (expense), net	303	(677)	245
Income / (loss) before income tax provision	1,063	(3,432)	8,568
Income tax provision	(379)	(390)	(196)
Net income / (loss)	$684	$(3,822)	$8,372
Per share information:
Basic net income / (loss) per common share	$0.03	$(0.16)	$0.37
Diluted net income / (loss) per common share	$0.03	$(0.16)	$0.34
Weighted average shares used in computing basic net income / (loss) per common share	24,780	24,329	22,709
Weighted average shares used in computing diluted net income / (loss) per common share	26,089	24,329	24,289
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$121	$77	$32
Research and development	$261	$180	$52
Sales and marketing	$360	$274	$46
General and administrative	$339	$325	$88

(a)    As adjusted, see Note 1

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(in thousands)

	Years Ended June 30,
	2013	2012	2011
		(a)	(a)
Net income / (loss)	$684	$(3,822)	$8,372
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustment	(418)	(195)	(204)
Cumulative translation adjustments from liquidation of Singapore subsidiary	—	245	—
Other comprehensive income / (loss), net of tax	(418)	50	(204)
Total comprehensive income / (loss)	$266	$(3,772)	$8,168

(a)    As adjusted, see Note 1

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

BALANCES AT JUNE 30, 2010 (a)	22,126	$22	$323,700	$(79)	$(596)	$(326,568)	$(3,521)
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	931	—	771	—	—	—	771
Issuance of common stock due to exercise of warrants.	1,218	2	1,156				1,158
Repurchase of common stock	(213)	—	(276)	—	—	—	(276)
Stock-based compensation	—	—	218	—	—	—	218
Net income (a)	—	—	—	—	—	8,372	8,372
Foreign currency translation adjustments	—	—	—	—	(204)	—	(204)
BALANCES AT JUNE 30, 2011 (a)	24,062	24	325,569	(82)	(800)	(318,196)	6,515
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	185	—	317	—	—	—	317
Issuance of common stock due to exercise of warrants	238		—	—	—	—	—
Stock-based compensation	—	—	856	—	—	—	856
Net loss (a)	—	—	—	—	—	(3,822)	(3,822)
Foreign currency translation adjustments	—	—	—	—	(195)	—	(195)
Cumulative translation adjustment from liquidation of Singapore subsidiary					245		245
BALANCES AT JUNE 30, 2012 (a)	24,485	24	326,742	(85)	(750)	(322,018)	3,913
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	621	1	729	—	—	—	730
Stock-based compensation	—	—	1,081	—	—	—	1,081
Net income	—	—	—	—	—	684	684
Foreign currency translation adjustments	—	—	—	—	(418)	—	(418)
BALANCES AT JUNE 30, 2013	25,106	$25	$328,552	$(87)	$(1,168)	$(321,334)	$5,988

(a)    As adjusted, see Note 1

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2013	2012	2011
Cash flows from operating activities:		(a)	(a)
Net income / (loss)	$684	$(3,822)	$8,372
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,254	846	598
Stock-based compensation	1,081	856	218
Provisions for doubtful accounts	272	200	176
Amortization of deferred commissions	1,641	628	752
Accrued interest and amortization of discount on related party notes	334	588	1,251
Changes in operating assets and liabilities
Accounts receivable	(6,147)	1,350	(5,261)
Deferred commissions	(2,565)	(1,723)	(613)
Prepaid and other current assets	(1,434)	(250)	(31)
Other assets	31	(527)	(121)
Accounts payable	648	625	(246)
Accrued compensation	970	197	1,230
Accrued liabilities	942	(246)	(129)
Deferred revenue	11,720	2,313	418
Other long term liabilities	594	(34)	168
Net cash provided by operating activities	10,025	1,001	6,782
Cash flows from investing activities:
Purchases of property and equipment	(2,465)	(1,827)	(725)
Sale (purchases) of short-term investments	—	605	(626)
Decrease (increase) in restricted cash	5	(2)	(25)
Net cash used in investing activities	(2,460)	(1,224)	(1,376)
Cash flows from financing activities:
Payments on related party notes	(3,000)	—	(5,000)
Payments on bank borrowings	(1,666)	(1,667)	(115)
Increase in restricted cash	—	(1,000)	—
Payments on common stock repurchased	—	—	(276)
Payments on capital lease obligation	—	(28)	(157)
Proceeds from bank borrowings	3,000	—	5,000
Proceeds from exercise of stock options	730	317	771
Proceeds from exercise of warrants	—	—	1,158
Net cash provided by (used in) financing activities	(936)	(2,378)	1,381
Effect of exchange rate differences on cash and cash equivalents	(334)	88	(96)
Net increase / (decrease) in cash and cash equivalents	6,295	(2,513)	6,691
Cash and cash equivalents at beginning of year	9,911	12,424	5,733
Cash and cash equivalents at end of year	$16,206	$9,911	$12,424

(a) As adjusted, see Note 1

Supplemental cash flow disclosures:
Cash paid for interest	$1,919	$166	$1,418
Cash paid for income taxes	$297	$186	$181

Non-cash items:
Purchase of equipment through trade accounts payable	$76	$367	$—
Cashless exercise of warrants for shares of common stock	—	238	—

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based and on-site customer engagement software solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France, South Africa, and India.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., eGain Communications Pty Ltd., Inference Corporation, eGain Communications Pvt. Ltd., eGain Communications SrL, eGain Communications B.V., eGain Communications Ltd., eGain Communications Pacific Pte. Ltd., eGain France S.A.R.L and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

In fiscal year 2012, we liquidated our Singapore subsidiary (eGain Communications Pacific Pte. Ltd) and recorded a reclassification adjustment from accumulated other comprehensive loss on the consolidated balance sheet to other expense on the consolidated statement of operations. In fiscal year 2013, we liquidated our Cayman subsidiary (eGain Cayman Ltd). There was no financial impact to our consolidated financial statements.

Voluntary Change in Accounting Policy for Sales Commissions

On July 1, 2012, we made a voluntary change to our accounting policy for sales commissions related to new cloud (hosting) contracts with customers, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the term of the contract. We believe this method is preferable because commission charges (that are direct and incremental) are so closely related to the revenue from the contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, we believe that most industry peers have adopted a similar commission expense policy. As a result, we believe this change should improve the comparability of our consolidated financial statements to our industry peers and provide better matching of revenue and expenses.

We have, in accordance with Accounting Standards Codification, or ASC, 250, Accounting Changes and Error Corrections, retrospectively applied this new accounting policy to all applicable prior period financial information presented herein as required. The cumulative effect of this change on accumulated deficit was a decrease of $642,000 as of July 1, 2010 and $2.5 million as of June 30, 2013. In addition, the impact of this change was a decrease of $924,000 to sales and marketing and an increase of $924,000 to net income and comprehensive income or an income of $0.04 per share on a basic and diluted basis for fiscal year 2013. The change resulted in an increase to deferred commissions, both the current and non-current portion, on the consolidated balance sheet in the amounts of $1.7 million and $0.8 million, respectively, as of June 30, 2013. The change also resulted in a net increase of $924,000 to deferred commissions reported on the consolidated statement of cash flows for fiscal year 2013; however, there was no impact on the cash flows from operating activities for fiscal year 2013.

The following tables present the effect on the consolidated financial statements of the accounting change that was retrospectively adopted on July 1, 2012:

Consolidated Balance Sheet
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Deferred commissions	$—	$955	$955
Total current assets	$17,276	$955	$18,231
Deferred commissions, net of current portion	$—	$643	$643
Total assets	$26,345	$1,598	$27,943
Accumulated deficit	$(323,616)	$1,598	$(322,018)
Total stockholders’ equity	$2,315	$1,598	$3,913
Total liabilities and stockholders’ equity	$26,345	$1,598	$27,943

Consolidated Statement of Operations	Year Ended
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Sales and marketing	$21,181	$(1,095)	$20,086
Total operating expense	$33,056	$(1,095)	$31,961
Income / (loss) from operations	$(3,128)	$1,095	$(2,033)
Net income / (loss) before income tax provision	$(4,527)	$1,095	$(3,432)
Net income / (loss)	$(4,917)	$1,095	$(3,822)
Basic net income / (loss) per share	$(0.20)	$0.04	$(0.16)
Diluted net income / (loss) per share	$(0.20)	$0.04	$(0.16)

Consolidated Statement of Operations	Year Ended
(in thousands)	June 30, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Sales and marketing	$13,932	$139	$14,071
Total operating expense	$23,457	$139	$23,596
Income / (loss) from operations	$9,692	$(139)	$9,553
Net income / (loss) before income tax provision	$8,707	$(139)	$8,568
Net income / (loss)	$8,511	$(139)	$8,372
Basic net income / (loss) per share	$0.37	$(0.00)	$0.37
Diluted net income / (loss) per share	$0.35	$(0.01)	$0.34

Consolidated Statement of Comprehensive Loss	Year Ended
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Net loss	$(4,917)	$1,095	$(3,822)
Comprehensive loss	$(4,867)	$1,095	$(3,772)

Consolidated Statement of Comprehensive Income	Year Ended
(in thousands)	June 30, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Net income	$8,511	$(139)	$8,372
Comprehensive income	$8,307	$(139)	$8,168

Consolidated Statement of Cash Flow	Year Ended
(in thousands)	June 30, 2012
	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$(4,917)	$1,095	$(3,822)
Amortization of deferred commissions	—	628	628
Deferred commissions	$—	$(1,723)	$(1,723)

Consolidated Statement of Cash Flow	Year Ended
(in thousands)	June 30, 2011
	As Previously Reported	Adjustment (1)	As Adjusted
Net income / (loss)	$8,511	$(139)	$8,372
Amortization of deferred commissions	—	752	752
Deferred commissions	$—	$(613)	$(613)

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are included in “other income/(expense), net” in the consolidated statements of operations, and resulted in a gain of $317,000, a loss of $461,000, and a gain of $218,000 in fiscal years 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. Our cash equivalents at June 30, 2013 and 2012 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying consolidated balance sheets. As of June 30, 2013 and 2012, we did not have any short-term or long-term investments.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, including related party debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $17.2 million as of June 30, 2013 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. There was one customer that accounted for 18% of total revenue in fiscal year 2013 and two different customers that accounted for 10% and 22% of total revenue in fiscal years 2012 and 2011, respectively. Two customers accounted for approximately 15% and 11%, of accounts receivable at June 30, 2013. One customer accounted for approximately 17% of accounts receivable at June 30, 2012. Three customers accounted for approximately 23%, 18% and 16% of accounts receivable at June 30, 2011.

Sales to customers outside of North America accounted for $23.4 million, $19.1 million and $23.5 million of our total revenue in the fiscal years 2013, 2012 and 2011, respectively.

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

Receivable from Insurance Recovery

In certain circumstances, we record insurance recoveries that will be recognized during the succeeding twelve month period in other current assets. Such amounts represent pending insurance claims and are recorded net of any insurance deductible in accordance with the guidance in ASC 410, Asset Retirement and Environmental Obligations, and other interpretations for recognition of an asset related to insurance recovery when probable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets, which typically is between three to five years. Leasehold improvements are amortized over the lesser of their corresponding lease term or the estimated useful lives of the improvements, which typically is five years. Leased equipment is depreciated on straight-line basis over the useful life of the asset if the lease meets either the transfer of ownership criterion or the bargain purchase option criterion. If the lease does not meet either of the two criterions mentioned, the asset is depreciated over the lease term.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2013, 2012 and 2011 and found no impairment.

Impairment of Long-Lived Assets

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under ASC 360, an impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2013, 2012, and 2011 we did not have any such losses.

Revenue Recognition

We enter into arrangements to deliver multiple products or services (multiple-elements). We apply software revenue recognition rules and multiple-elements arrangement revenue guidance. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue, net of taxes collected from customers and remitted to governmental authorities.

We derive revenue from three sources:

(i) Subscription and support fees primarily consist of  cloud revenue from customers accessing our enterprise cloud computing services, term license revenue, and maintenance and support revenue;

(ii) License fees primarily consist of perpetual software license revenue;

(iii) Professional services primarily consist of consulting, implementation services and training.

Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period. We use signed software license, services agreements and order forms as evidence of an arrangement for sales of software, cloud, maintenance and support. We use signed statement of work as evidence of arrangement for professional services.

•	Delivery or performance has occurred: Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. Delivery is considered to have occurred when we provide the customer access to the software along with login credentials.

•	Fees are fixed or determinable: We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are generally not considered to be fixed or determinable.

•	Collectibility is probable: We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. Payment terms generally range from 30 to 90 days from invoice date. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

We apply the provisions of ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for cloud transactions to determine the accounting treatment for multiple elements. We also apply ASC 605-35 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor-specific objective evidence, or VSOE, of fair value, and (iv) the services are not essential to the functionality of the software.

We enter into arrangements with multiple-deliverables that generally include subscription, maintenance and support, and professional services. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when VSOE of fair value does not exist, we apply the selling price hierarchy, which includes VSOE, third-party evidence of selling price, or TPE, and best estimate of selling price, or BESP. We determine the relative selling price for a deliverable based on VSOE, if available, or BESP, if VSOE is not available. We have determined that TPE is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, customer demographic, the geographic area where services are sold, price lists, its go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Subscription and Support Revenue

Cloud Revenue

Cloud revenue consists of subscription fees from customers accessing our cloud-based service offerings. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term License Revenue

Term license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity.  Certain of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement.  Term license revenue is recognized ratably over the term of the license contract.

Maintenance and Support Revenue

Maintenance and support revenue consists of customers purchasing maintenance and support for our on-premise software. We use VSOE of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

License Revenue

License revenue includes perpetual license rights sold to customers to use our software in conjunction with related maintenance and support services. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases, cloud services.

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 6%, 2% and 5% in fiscal years 2013, 2012 and 2011, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Professional Services Revenue includes system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use VSOE of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

For cloud, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer cloud relationship, once cloud has gone live or system ready. We currently estimate the life of the customer cloud relationship to be approximately 28 months, based on the average life of all cloud customer relationships.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term license, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud and term license contracts with customers and consist of sales commissions to our direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized under “Sales and Marketing” expense in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

For additional information, please see “Voluntary Change in Accounting Policy for Sales Commissions” discussed above.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2013, 2012 and 2011 were $138,000, $251,000 and $348,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets except the deferred tax assets related to India, as we believe it is more likely than not that those assets will be realized. Our provision consists of foreign and state income taxes.

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

Comprehensive Income / (Loss)

We report comprehensive income / (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income / (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income / (loss) for each of the three years in the period ended June 30, 2013 is shown in the accompanying statements of comprehensive income / (loss). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2013 and 2012 consist of accumulated foreign currency translation adjustments and a cumulative translation reclassification adjustment from the liquidation of our Singapore subsidiary.

Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

       The following table represents the calculation of basic and diluted net income/ (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2013	2012	2011
Net income/(loss) applicable to common stockholders	$684	$(3,822)	$8,372
Basic net income/(loss) per common share	$0.03	$(0.16)	$0.37
Weighted average common shares used in computing basic net income/(loss) per common share	24,780	24,329	22,709
Effect of dilutive options and warrants outstanding	1,309	—	1,580
Weighted average common shares used in computing diluted net income/(loss) per common share	26,089	24,329	24,289
Diluted net income/(loss) per common share	$0.03	$(0.16)	$0.34

     Weighted average shares of stock options to purchase 593,282, 2,612,113, and 682,926 shares of common stock at June 30, 2013, 2012, and 2011, respectively, were not included in the computation of diluted net income/(loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas for the fiscal years ended June 30, 2013, 2012 and 2011 is as follows (in thousands):

	Total Revenue	Operating Income (Loss)	Identifiable Assets
Year ended June 30, 2013:
North America	$35,517	$4,148	$25,939
EMEA	23,025	2,175	10,964
Asia Pacific	347	(5,080)	1,698
	$58,889	$1,243	$38,601
Year ended June 30, 2012: (a)
North America	$24,254	$(464)	$15,692
EMEA	18,862	2,490	6,162
Asia Pacific	248	(4,059)	1,209
	$43,364	$(2,033)	$23,063
Year ended June 30, 2011: (a)
North America	$20,533	$2,685	$16,142
EMEA	23,396	10,260	6,015
Asia Pacific	136	(3,392)	1,690
	$44,065	$9,553	$23,847
As adjusted, see Note 1

The following table provides the revenue for the fiscal years 2013, 2012 and 2011 (in thousands):

	Year Ended June 30,
	2013	2012	2011
Revenue:
Cloud services	$19,056	$11,196	$9,244
Maintenance and support services	13,225	12,398	10,796
License	12,853	11,067	17,371
Professional services	13,755	8,703	6,654
	$58,889	$43,364	$44,065

One customer accounted for 18% of total revenue in fiscal year 2013 and two different customers accounted for 10% and 22% of total revenue in fiscal year 2012 and 2011, respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to and location of services performed.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which applies to all entities that have unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal 2015). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, on comprehensive income presentation to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The adoption of this amendment resulted in the addition of the Consolidated Statements of Comprehensive Income / (Loss) to our consolidated financial statements.

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

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2013	2012
Computers and equipment	$6,207	$3,859
Furniture and fixtures	316	290
Leasehold improvements	407	410
Total	6,930	4,559
Accumulated depreciation and amortization	(3,386)	(2,264)
Property and equipment, net	$3,544	$2,295

Depreciation and amortization expense was $1.3 million, $846,000 and $598,000 for the years ended June 30, 2013, 2012 and 2011, respectively. Disposals of fixed assets were $0, $254,000 and $75,000 at June 30, 2013, 2012 and 2011, respectively. Fully depreciated equipment of $19.3 million and $19.3 million at June 30, 2013 and 2012, respectively, is not included in the table above.

Accrued liabilities consist of the following (in thousands):

	Year Ended June 30,
	2013	2012
Customer refunds	$1,064	$—
Accrued other liabilities	739	640
Sales tax payable	432	596
Customer advances	211	203
Accrued rent	32	110
Accrued liabilities	$2,478	$1,549

3. RELATED PARTY NOTES PAYABLE

Related party notes payable consists of the following (in thousands):

			Year Ended June 30,
	Maturity Date	Interest Rate	2013	2012
Related party notes payable	07/31/2013	8%	$2,897	$5,563

We have an interest-bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the loan agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which included $109,000 of interest for the 90 day extension. The Face Amount of $5.6 million reflects the reduced interest rate on the Note of 8% beginning April 1, 2012 prior to which the interest rate was 12%; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 29, 2012, we entered into Amendment No. 2 to the loan agreement with Mr. Roy. Pursuant to Amendment No. 2, and subject to the terms and conditions contained therein, we agreed to extend the maturity date of the Note to July 31, 2013. We may prepay the Note in full or in part at any time prior to the maturity date without interest penalty. On December 31, 2012, we made a $3.0 million partial repayment to Mr. Roy bringing the remaining indebtedness to Mr. Roy to $2.8 million.

Interest expense on related party notes was $334,000, $588,000, and $1.2 million, for fiscal years 2013, 2012, and 2011, respectively.

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed under the Note to Mr. Roy (see Note 11).

4. BANK BORROWINGS

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are collateralized by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain a liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of June 30, 2013, we were in compliance with the covenants. Additionally, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. On December 28, 2011, we amended the Loan and Security Agreement with Comerica Bank. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which amended the Second Loan and Security Agreement, entered into by the Company and the Bank on June 28, 2012. Subject to and upon the terms and conditions of the Loan Amendment, the Bank agreed to make a term loan to the Company in one disbursement in the amount of $3.0 million, which the Company was obligated to use to pay down indebtedness owed to Mr. Roy. As of June 30, 2013 and 2012, the amount outstanding under the Comerica Term Loans was $4.7 million and $3.3 million, respectively. The interest rate on the loan was 4.25% as of June 2012 and 2013.

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

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2013 (in thousands):

Bank Borrowings
2014	$2,667
2015	1,000
2016	1,000
Total Bank Borrowings	$4,667

5. INCOME TAXES

Income / (loss) before income tax provision consisted of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
United States	$(561)	$(3,441)	$2,918
Foreign	1,624	9	5,650
Income / (loss) before income tax provision	$1,063	$(3,432)	$8,568

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2013	2012	2011
		(a)	(a)
Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	56.9	3.4	2.7
Foreign rate differential	24.1	(9.4)	(20.4)
Permanent items	0.0	(0.5)	0.3
Expired net operating losses	313.6	(47.9)	3.9
Research and development credits	(26.3)	2.3	(1.7)
Foreign withholding tax	4.5	0.0	0.0
Nondeductible secondary offering expenditures	10.2	0.0	0.0
Other items	7.2	(2.9)	(5.0)
Net change in valuation allowance	(388.5)	9.6	(11.4)
Effective tax rate	35.7%	(11.4)%	2.4%

The components of the income tax provision are as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
		(a)	(a)
Federal	$48	$23	$(7)
Foreign	325	341	178
State	6	26	25
Income tax provision	$379	$390	$196

(a)

As adjusted, see Note 1 As of June 30, 2013, we had federal and state net operating loss carryforwards of approximately $193.9 million and $39.8 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2013 through 2033, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity. We also had federal research and development credit carryforwards of approximately $2.2 million as of June 30, 2013 which will expire at various dates beginning in 2016 through 2033, if not utilized. The California research and development credit carryforwards are approximately $3.0 million as of June 30, 2013 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards of approximately $6.9 million as of June 30, 2013.

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

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets:		(a)
Net operating loss carryforwards	$68,141	$73,087
Research credits	4,171	3,688
Capitalized research and development	4	4
Stock compensation	473	599
Accruals and Reserves	139	348
Other	350	504
Total deferred tax assets	73,278	78,230
Valuation allowance for deferred tax assets	(73,216)	(78,168)
Net deferred tax assets, included in other assets	$62	$62

As adjusted, see Note 1

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

The net valuation allowance decreased by $5.0 million for year ended June 30, 2013 compared to the increase of $924,000 and $670,000 for years ended June 30, 2012 and June 30, 2011, respectively.

Deferred tax liabilities have not been recognized for $4.5 million of undistributed earnings of our foreign subsidiaries at June 30, 2013. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

We apply ASC 740, Income Taxes, related to uncertainty in income taxes.

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Beginning balance	$1,193	$1,163	$1,127
Increases in balances related to tax positions taken during current periods	585	30	36
Decrease in balances related to tax positions taken during current periods	—	—	—
Ending balance	$1,778	$1,193	$1,163

For fiscal year 2013, 2012, and 2011 if total unrecognized tax benefits were recognized, approximately $394,000, $394,000 and $0 respectively, would affect the effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision, and the amounts were insignificant for the last three fiscal years.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years, 1994-2012 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

6. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2013 as follows:

Reserved Stock Options
Stock options outstanding	2,271,309
Reserved for future grants of stock options	932,650
Total reserved shares of common stock for issuance	3,203,959

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, and no shares of preferred stock are outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

Common Stock Warrants

We had a revolving credit facility with Bridge Bank N.A. which originated in 2008 where we issued warrants with a put option right to purchase up to 73,889 shares of our common stock at an exercise price equal to $0.90 per share. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 3.14%, and a dividend yield of 0%. Bridge Bank N.A. exercised the put option upon the expiration of the Bridge Bank Agreement in June 2011. As such, there are no warrants outstanding with Bridge Bank N.A. as of June 30, 2013 and 2012.

We also had a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, or the Agreement, which originated in 2008 with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders. A condition we and the lenders agreed to, pursuant to the Agreement, was to extend the maturity date of the remaining outstanding indebtedness and the period for which interest was accrued, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. Mr. Roy exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. In September 2011, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock. As such, there are no warrants outstanding with the lenders as of June 30, 2013 and 2012.

The warrants activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding as of June 30, 2010	1,599,404	$0.95
Warrants exercised from Bridge Bank agreement	(73,889)	$0.90
Warrants exercised from amendment to Notes with related parties	(1,218,493)	$0.95
Warrants outstanding as of June 30, 2011	307,022	$0.95
Warrants exercised from amendment to Notes with related parties	(307,022)	$0.95
Warrants outstanding as of June 30, 2012	—	$0.00
Warrants outstanding as of June 30, 2013	—	$0.00

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan, which provides for the grant of non-statutory stock options to directors, officers and key employees of eGain and its subsidiaries. The Plan was increased by 500,000 shares of common stock in November 2007 and 500,000 shares of common stock in September 2011. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2010	234,250	1,224,400	$0.78
Options Granted	(115,000)	115,000	$1.97
Options Forfeited / Expired	—	(755,000)	—
Balance at June 30, 2011	119,250	584,400	$0.93
Shares Authorized for Issuance	500,000	—	—
Options Granted	(340,000)	340,000	$4.56
Options Exercised	—	(40,650)	$0.69
Options Forfeited / Expired	18,750	(18,750)	$2.90
Balance at June 30, 2012	298,000	865,000	$2.33
Options Exercised	—	(143,671)	$1.36
Options Forfeited / Expired	28,022	(28,022)	$2.05
Balance at June 30, 2013	326,022	693,307	$2.54

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan, the 2005 Incentive Plan, which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Options granted under the 2005 Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant. We received stockholder approval of the 2005 Incentive Plan at our 2005 Annual Meeting of Stockholders. Our board of directors approved an increase in the 2005 Incentive Plan by 1.0 million shares of common stock in February 2009 and 1.0 million shares of common stock in September 2011. We received stockholder approval for the increases at our 2011 Annual Meeting of Stockholders.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2010	192,517	1,266,643	$0.82
Options Granted	(165,450)	165,450	$1.89
Options Exercised	—	(110,781)	$0.75
Options Forfeited / Expired	71,984	(71,984)	$1.03
Balance at June 30, 2011	99,051	1,249,328	$0.96
Shares Authorized for Issuance	1,000,000	—	—
Options Granted	(380,300)	380,300	$5.53
Options Exercised	—	(54,713)	$0.95
Options Forfeited / Expired	75,154	(75,154)	$4.04
Balance at June 30, 2012	793,905	1,499,761	$1.96
Options Granted	(338,550)	338,550	$6.48
Options Exercised	—	(321,778)	$1.03
Options Forfeited / Expired	151,273	(151,273)	$4.13
Balance at June 30, 2013	606,628	1,365,260	$3.06

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

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2010	1,578	192,767	$7.07
Options Granted	—	(25,953)	$0.90
Options Forfeited / Expired	58,293	(58,293)	$19.86
Plan Shares Expired	(59,871)	—	—
Balance at June 30, 2011	—	108,521	$1.68
Options Exercised	—	(27,655)	$1.59
Options Forfeited / Expired	—	(3,389)	$11.46
Balance at June 30, 2012	—	77,477	$1.28
Options Exercised	—	(30,756)	$1.68
Options Forfeited / Expired	—	(2,631)	$1.60
Balance at June 30, 2013	—	44,090	$0.99

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

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2010	70,380	510,392	$5.20
Options Granted	—	(39,216)	$0.73
Options Forfeited / Expired	40,465	(40,465)	$34.51
Plan Shares Expired	(110,845)	—	—
Balance at June 30, 2011	—	430,711	$2.86
Options Exercised	—	(79,416)	$2.43
Options Forfeited / Expired	—	(55,283)	$12.21
Balance at June 30, 2012	—	296,012	$1.22
Options Exercised	—	(124,320)	$1.22
Options Forfeited / Expired	—	(3,040)	$1.50
Balance at June 30, 2013	—	168,652	$1.22

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.30–$0.60	39,268	5.07	$0.46	39,268	$0.46
$0.64–$0.64	349,064	1.91	0.64	349,064	0.64
$0.70–$0.70	1,000	2.32	0.70	1,000	0.70
$0.74–$0.74	554,279	6.13	0.74	524,430	0.74
$0.75–$1.10	252,913	4.13	0.97	213,828	0.99
$1.13–$3.32	229,264	5.09	1.99	164,047	1.97
$3.64–$4.60	227,080	8.66	4.08	46,609	3.81
$4.65–$5.28	258,566	8.63	5.18	82,995	5.20
$5.30–$7.97	230,025	8.75	6.45	65,471	6.20
$8.02–$9.00	129,850	9.78	8.38	1,082	8.91
$0.30–$9.00	2,271,309	6.15	$2.72	1,487,794	$1.47

The summary of options vested and exercisable at June 30, 2013 comprised:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding	2,271,309	$2.72	$15,661,784	6.15
Fully vested and expected to vest options	2,189,735	$2.61	$15,347,467	6.05
Options exercisable	1,487,794	$1.47	$12,122,302	4.96

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $9.62 as of June 30, 2013 that would have been received by the option holders, had they exercised their options on June 30, 2013. The total intrinsic value of stock options exercised during fiscal year 2013, 2012 and 2011 was $3.0 million, $691,000 and $1.0 million, respectively.

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

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2013	2012	2011
Non-cash stock-based compensation expense	$(1,081)	$(856)	$(218)
Income tax benefit	—	—	—
Net income effect	$(1,081)	$(856)	$(218)
Net effect on earnings per share, basic and diluted	$(0.04)	$(0.04)	$(0.01)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal year ended June 30, 2013, 2012 and 2011 there were 338,550, 720,300 and 280,450 options granted, respectively, with a weighted-average fair value of $4.05, $3.21 and $1.21, respectively, using the following assumptions:

	Year Ended June 30,
	2013	2012	2011
Dividend yield	—	—	—
Expected volatility	85%	85%	82%
Average risk-free interest rate	0.80%	0.97%	1.82%
Expected life (in years)	4.50	4.48	4.50

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

We base our estimate of expected life of a stock option on the historical exercise behavior, and cancellations of all past option grants made by the company during the time period which its equity shares have been publicly traded, the contractual term of the option, the vesting period and the expected remaining term of the outstanding options.

Total compensation cost, net of forfeitures of all options granted but not yet vested as of June 30, 2013 was $1.4 million, which is expected to be recognized over the weighted average period of 1.35 years.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2017. We entered into a new lease agreement in the U.K. that extended the term of lease to December 24, 2016. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. Rent expense for facilities under operating leases was $1.3 million, $1.1 million, and $779,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We generated no sublease rental income for the fiscal years 2013, 2012 and 2011, respectively.

A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year June 30,	Operating Leases

2014	$1,184
2015	1,164
2016	1,200
2017	727
Total minimum lease payments	$4,275

Cloud Services

We have agreements with third parties to provide co-location services for cloud operations that expire on various dates through fiscal year 2016. The agreement requires payment of a minimum amount per month in return for which the cloud services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $761,000, $633,000 and $438,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

A summary of future minimum payments (including an estimated new 3 year commitment for one datacenter) is as follows (in thousands):

Fiscal Year June 30,	Co-location

2014	$542
2015	420
2016	396
Total minimum payments	$1,358

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under these plans were $356,000, $280,000 and $267,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan, or the Gratuity Plan, for all of our Indian employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2013, 2012 and 2011.

Severance Pay – Italy

We accrue a severance provision and pay related taxes to local governmental agencies consistent with local regulatory requirements. Total severance plan expenses were insignificant for the fiscal years 2013, 2012 and 2011.

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

Historically, costs related to these warranties have not been significant. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Transfer pricing

We have received transfer-pricing assessments from tax authorities with regard to transfer pricing issues for certain fiscal years, which we have appealed with the appropriate authority. We review the status of each significant matter and assess its potential financial exposure. We believe that such assessments are without merit and would not have a significant impact on our consolidated financial statements.

8. LITIGATION

On May 20, 2013, we filed suit against Pragmatus Telecom, LLC in the United States District of Delaware seeking a declaratory judgment that our products and services do not infringe directly or indirectly three patents purportedly owned by Pragmatus and that the claims of the Pragmatus patents are invalid.  Pragmatus previously asserted these patents against certain of our customers. We have begun discovery and the matter is currently pending.

On May 17, 2013, we filed suit against Lodsys Group, LLC in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that our products and services do not infringe directly or indirectly two patents purportedly owned by Lodsys and that the claims of the Lodsys patents are invalid.  Lodsys previously asserted these patents against certain of our customers.  The matter is currently pending.

We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with respect to intellectual property, contracts, employment and other matters, as well as claims brought against our customers for whom we have a contractual indemnification obligation. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to our consolidated financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (in thousands):

	Fair Value Measurement at June 30, 2013		Fair Value Measurement at June 30, 2012
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash equivalents:
Money market funds	$10,016	$10,016	$7,010	$7,010
Total Assets	$10,016	$10,016	$7,010	$7,010

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of June 30, 2013 and 2012, we did not have any material Level 2 or 3 assets or liabilities.

10. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the fiscal year 2011, we had repurchased 213,243 shares at an average price of $1.29. There were no shares repurchased during fiscal year 2013 and 2012.

11. SUBSEQUENT EVENTS

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed under the interest-bearing subordinated loan, or the Note, from our Chief Executive Officer, as discussed in Note 3 and terminated the loan agreement.

On September 6, 2013, we received insurance proceeds of $1.2 million for the pending claim we filed with our insurance carrier related to the unauthorized wire transfers which occurred at our U.K. subsidiary on February 15, 2013.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders, the Proxy Statement.

The following table sets forth information regarding eGain’s current executive officers as of September 23, 2013:

Name	Age	Position
Ashutosh Roy	47	Chief Executive Officer and Chairman
Eric Smit	51	Chief Financial Officer
Promod Narang	55	Senior Vice President of Products and Engineering

Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a director of eGain since September 1997 and President since October 2003. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-service company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy co-founded Parsec Technologies, a call center company based in New Delhi, India. From August 1988, to August 1992, Mr. Roy worked as a Software Engineer at Digital Equipment Corp. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi, a Master’s degree in Computer Science from Johns Hopkins University and an M.B.A. from Stanford University.

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

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. Exhibits
See Item 15(b) of this report.

(b)	Exhibits
The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
3(i).1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(ii).2	Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(iii) on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
3(ii)

Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1	On July 31, 2013, in its Current Report on Form 8-K, the Company announced that it entered into a Consent to Repayment of Subordinated Debt with Ashutosh Roy and Comerica Bank, N.A.

21.1	Subsidiaries of eGain Communications Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) /15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

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

eGAIN COMMUNICATIONS CORPORATION
Date:	September 23, 2013	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date
/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2013
Ashutosh Roy
/s/ ERIC N. SMIT	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	September 23, 2013
Eric N. Smit
/s/ MARK A. WOLFSON	Director	September 23, 2013
Mark A. Wolfson
/s/ DAVID SCOTT	Director	September 23, 2013
David Scott
/s/ GUNJAN SINHA	Director	September 23, 2013
Gunjan Sinha
/s/ PHIROZ P. DARUKHANAVALA	Director	September 23, 2013
Phiroz P. Darukhanavala

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2013	$303	$272	$(183)	$392
Year ended June 30, 2012	$181	$200	$(78)	$303
Year ended June 30, 2011	$247	$62	$(128)	$181

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3(i).1	Amended and Restated Certificate of Incorporation filed as Exhibit 3(i) on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

3(i).2	Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(iii) on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

3(ii)	Amended and Restated Bylaws, as subsequently amended.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1	On July 31, 2013, in its Current Report on Form 8-K, the Company announced that it entered into a Consent to Repayment of Subordinated Debt with Ashutosh Roy and Comerica Bank, N.A.

21.1	Subsidiaries of eGain Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1	Rule 13a-15(e)/15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) /15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

*

In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.