Form 10-Q
period 2013-09-30
EGAIN Corp
filed 2013-11-08
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-35314

eGAIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1252 Borregas Avenue, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock $0.001 par value	25,341,695

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2013

 i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,639	$16,206
Restricted cash	29	29
Accounts receivable, less allowance for doubtful accounts of $620 and $392 at September 30, 2013 and June 30, 2013, respectively	9,833	12,307
Deferred commissions	1,658	1,745
Prepaid and other current assets	1,667	2,377
Total current assets	27,826	32,664
Property and equipment, net	4,271	3,544
Deferred commissions, net of current portion	537	776
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1,000
Other assets	645	672
Total assets	$39,159	$43,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,427	$2,583
Accrued compensation	4,667	4,339
Accrued liabilities	2,630	2,478
Current portion of deferred revenue	17,416	15,679
Current portion of capital lease obligation	176	—
Current portion of bank borrowings	2,250	2,667
Related party notes payable	—	2,897
Total current liabilities	29,566	30,643
Deferred revenue, net of current portion	2,039	4,057
Capital lease obligation, net of current portion	187	—
Bank borrowings, net of current portion	1,750	2,000
Other long term liabilities	848	848
Total liabilities	34,390	37,548
Commitments and contingencies (Note 6)
Stockholders’ equity :
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 25,317 shares as of September 30, 2013 and 25,106 shares as of June 30, 2013	25	25
Additional paid-in capital	329,218	328,552
Notes receivable from stockholders	(88)	(87)
Accumulated other comprehensive loss	(1,048)	(1,168)
Accumulated deficit	(323,338)	(321,334)
Total stockholders’ equity	4,769	5,988
Total liabilities and stockholders’ equity	$39,159	$43,536

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Revenue:
Subscription and support	$9,466	$7,174
License	3,838	713
Professional services	2,378	2,836
Total revenue	15,682	10,723
Cost of subscription and support	1,971	1,396
Cost of license	26	45
Cost of professional services	3,536	2,903
Total cost of revenue	5,533	4,344
Gross profit	10,149	6,379
Operating expenses:
Research and development	2,106	1,950
Sales and marketing	7,395	5,549
General and administrative	2,206	1,507
Total operating expenses	11,707	9,006
Loss from operations	(1,558)	(2,627)
Interest expense, net	(92)	(141)
Other expense, net	(260)	(43)
Loss before income tax provision	(1,910)	(2,811)
Income tax provision	(94)	(73)
Net loss	$(2,004)	$(2,884)
Per share information:
Basic and diluted net loss per common share	$(0.08)	$(0.12)
Weighted average shares used in computing basic and diluted net loss per common share	25,178	24,516

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2013	2012
Net loss	$(2,004)	$(2,884)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	120	66
Comprehensive loss	$(1,884)	$(2,818)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,004)	$(2,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	463	273
Stock-based compensation	346	304
Provisions for doubtful accounts	283	95
Amortization of deferred commission	525	274
Accrued interest on related party notes payable	19	111
Changes in operating assets and liabilities:
Accounts receivable	2,564	352
Deferred commissions	(177)	(818)
Prepaid expenses and other assets	776	11
Accounts payable	(271)	(552)
Accrued compensation	232	151
Accrued liabilities	103	549
Deferred revenue	(554)	2,946
Other long term liabilities	(14)	12
Net cash provided by operating activities	2,291	824
Cash flows from investing activities:
Purchases of property and equipment	(608)	(162)
Net cash used in investing activities	(608)	(162)
Cash flows from financing activities:
Payments on bank borrowings	(667)	(416)
Payments on capital lease obligations	(119)	—
Payments on related party notes	(2,916)	—
Proceeds from exercise of stock options	319	99
Net cash used in financing activities	(3,383)	(317)
Effect of change in exchange rates on cash and cash equivalents	133	58
Net increase (decrease) in cash and cash equivalents	(1,567)	403
Cash and cash equivalents at beginning of period	16,206	9,911
Cash and cash equivalents at end of period	$14,639	$10,314
Supplemental cash flow disclosures:
Cash paid for interest	$98	$36
Cash paid for taxes	$77	$77
Non-cash items:
Purchases of equipment through trade accounts payable	$78	$165
Property and equipment acquired under a capital lease	$482	$—

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we”, or “us”) is a leading provider of cloud-based and on-site customer engagement software solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France, South Africa, and India.

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2013 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2014. We have evaluated whether there were material subsequent events requiring recognition or disclosure, and there were none.

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the three month period ended September 30, 2012 to conform to the presentation of the three month period ended September 30, 2013.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Accounting Standards Codification, or ASC, 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas for the three months ended September 30, 2013 and 2012 is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2013	2012
Total Revenue:
North America	$8,840	$6,271
EMEA	6,786	4,378
Asia Pacific	56	74
	$15,682	$10,723
Operating income (loss):
North America	$(544)	$(750)
EMEA	328	(638)
Asia Pacific*	(1,342)	(1,239)
	$(1,558)	$(2,627)

*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30, 2013	June 30, 2013
North America	$21,394	$25,939
EMEA	10,802	10,964
Asia Pacific	2,028	1,698
	$34,224	$38,601

The following table provides the revenue for the three months ended September 30, 2013 and 2012, respectively, (unaudited, in thousands):

	Three Months Ended September 30,
	2013	2012
Revenue :
Cloud services	$6,046	$3,726
Maintenance and support services	3,420	3,448
License	3,838	713
Professional services	2,378	2,836
	$15,682	$10,723

For the three months ended September 30, 2013, there was one customer that accounted for 20% and another customer for 15% of total revenue. For the three months ended September 30, 2012, there was one customer that accounted for 14% of total revenue.

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

Revenue is recognized when all of the following criteria are met:

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 17% and less than 1% for the three months ended September 30, 2013 and 2012, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use VSOE of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized under “Sales and marketing” expense in the condensed consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

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

Receivable from Insurance Recovery

In certain circumstances, we record insurance recoveries that will be recognized during the succeeding twelve month period in other current assets. Such amounts represent pending insurance claims and are recorded net of any insurance deductible in accordance with the guidance in ASC 410, Asset Retirement and Environmental Obligations and other interpretations for recognition of an asset related to insurance recovery when probable.

Deferred Costs

Deferred costs are included in other assets. Such amounts include fees we pay to third party partners for technology and are deferred and amortized over the related customer contract term. Amortization of deferred third party partner fees is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended September 30,
	2013	2012
Cost of revenue	$67	$29
Research and development	47	77
Sales and marketing	133	96
General and administrative	99	102
Total stock-based compensation expense	$346	$304

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended September 30, 2013 and 2012 there were 142,150 and 28,850 shares of common stock granted, respectively, with a weighted-average fair value of $6.91 and $3.07, respectively, using the following assumptions:

	Three Months Ended September 30,
	2013	2012
Dividend yield	—	—
Expected volatility	80%	85%
Average risk-free interest rate	1.51%	0.67%
Expected life (in years)	4.50	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2013 was $1,900,124, which is expected to be recognized over the weighted average period of 1.41 years. There were 210,553 options exercised for the three months ended September 30, 2013 and 92,117 options exercised for three months ended September 30, 2012.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or the FASB, issued ASU 2013-11, Income Taxes, which applies to all entities that have unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our fiscal 2015). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

Note 2. Net Loss per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares outstanding is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended September 30,
	2013	2012
Net loss applicable to common stockholders	$(2,004)	$(2,884)
Basic net loss per common share	$(0.08)	$(0.12)
Weighted-average common shares used in computing basic net loss per common share	25,178	24,516
Effect of dilutive options and warrants	—	—
Weighted-average common shares used in computing diluted net loss per common share	25,178	24,516
Diluted net loss per common share	$(0.08)	$(0.12)

Weighted average shares of stock options to purchase 2,285,000 shares of common stock for the three months ended September 30, 2013 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Weighted average shares of stock options to purchase 2,707,547 shares of common stock for the three months ended September 30, 2012 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect.

Note 3. Related Party Notes Payable

	Maturity	Interest Rate	September 30, 2013	June 30, 2013
Related party notes payable	7/31/2013	8%	$—	$2,897

We had an interest-bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the loan agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which included $109,000 of interest for the 90 day extension. The Face Amount of $5.6 million reflects the reduced interest rate on the Note of 8% beginning April 1, 2012 prior to which the interest rate was 12%; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

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

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed to Mr. Roy and terminated the loan agreement.  Interest expense on the related party notes was $19,000 and $111,000, respectively, for the three months ended September 30, 2013 and 2012.

Note 4. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are collateralized by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. As of September 30, 2013 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain a liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of September 30, 2013, we were in compliance with the covenants. Additionally, we account for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which amended the Second Loan and Security Agreement, entered into by the Company and the Bank on June 28, 2012. Subject to and upon the terms and conditions of the Loan Amendment, the Bank agreed to make a term loan to the Company in one disbursement in the amount of $3.0 million, which the Company was obligated to use to pay down indebtedness owed to Mr. Roy. As of September 30, 2013 and June 30, 2013, the amount outstanding under the Comerica Term Loans was $4.0 million and $4.7 million, respectively.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2013 and in the three months ended September 30, 2013.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2013 and June 30, 2013. However we cannot guarantee that a warranty reserve will not become necessary in the future.

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

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of September 30, 2013		As of June 30, 2013
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash and Cash Equivalent:
Money market funds	$10,018	$10,018	$10,016	$10,016
Total Assets	$10,018	$10,018	$10,016	$10,016

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of September 30, 2013 and June 30, 2013, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 8. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended September 30, 2013 and 2012 there were no shares repurchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; our ability to develop and expand strategic and third party distribution channels; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of the voluntary change in our accounting policy on our ability to compare our financial results with our industry peers; the effect of changes to management judgments and estimates; risks associated with the uncertainty of pending litigation; the result of our failure to comply with the covenants under the Comerica Loan; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2014 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.   These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Corporation is one of the premier providers of cloud (or hosting) and on-premise customer interaction software for sales and service. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of September 30, 2013, unbilled deferred revenue decreased to $22.5 million, from approximately $24.8 million as of June 30, 2013.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, deferred tax, valuation allowance and accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2013, which we filed with the Securities and Exchange Commission on September 23, 2013.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 23, 2013 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2013.

Revenue Recognition

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 17% and less than 1% for the quarters ended September 30, 2013 and 2012, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use VSOE of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In September 30, 2013, deferred revenue decreased to $19.5 million, compared to $19.7 million at June 30, 2013.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to the Company’s direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as selling expense in the condensed consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Revenue:
Subscription and support	60%	67%
License	25%	7%
Professional services	15%	26%
Total revenue	100%	100%
Cost of subscription and support	13%	13%
Cost of license	0%	1%
Cost of professional services	22%	27%
Total cost of revenue	35%	41%
Gross margin	65%	59%
Operating expenses:
Research and development	14%	18%
Sales and marketing	47%	52%
General and administrative	14%	14%
Total operating expenses	75%	84%
Loss from operations	(10)%	(24)%

Revenue

(in thousands)	Three Months Ended September 30,
	2013	2012	Change	%
Subscription and support	$9,466	$7,174	$2,292	32%
License	3,838	713	3,125	438%
Professional services	2,378	2,836	(458)	(16)%
Total revenue	$15,682	$10,723	$4,959	46%

Total revenue increased 46% to $15.7 million in the quarter ended September 30, 2013 from $10.7 million in the comparable year-ago quarter. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 32% to $9.5 million in the quarter ended September 30, 2013 from $7.2 million in the comparable year-ago quarter. The increase in subscription and support revenue was primarily due to the expansion within our current customer base and new cloud contracts. License revenue increased 438% to $3.8 million in the quarter ended September 30, 2013 from $713,000 in the comparable year-ago quarter. The increase in license revenue was primarily due to new customers and additional licenses from existing customers. Professional services revenue decreased 16% to $2.4 million in the quarter ended September 30, 2013 from $2.8 million in the comparable year-ago quarter. The decrease in professional services revenue was primarily due to contracts with acceptance provisions, where work had been performed but not accepted by the customer by the end of the quarter, therefore we were unable to recognize revenue.

Revenue in Europe and Asia Pacific increased 54% to $6.8 million in the quarter ended September 30, 2013 from $4.5 million in the comparable year-ago quarter. The increase in revenue outside of the Americas demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $113,000 in total revenue for the three months ended September 30, 2013 as compared to the comparable year-ago quarter. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended September 30,
(in thousands)	2013	2012	Change	%
Subscription and support	$1,971	$1,396	$575	41%
License	26	45	(19)	(42)%
Professional services	3,536	2,903	633	22%
Cost of revenue	$5,533	$4,344	$1,189	27%
Percentage of total revenue	35%	41%
Gross margin	65%	59%

Total cost of revenue increased 27% to $5.5 million in the quarter ended September 30, 2013 from $4.3 million in the comparable year-ago quarter. Total cost of revenue represented 35% and 41% of total revenue in the quarters ended September 30, 2013 and 2012, respectively. The increase was primarily due to increases of (i) $925,000 in personnel and personnel-related expenses; (ii) $341,000 in cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $11,000 in outside consulting partially offset by decreases of (i) $68,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $20,000 in license related expenses. Gross margin for the quarter ended September 30, 2013 was 65% compared to 59% in the comparable year-ago quarter.

Operating Expenses

Research and Development

	Three Months Ended September 30,
(in thousands)	2013	2012	Change	%
Research and development	$2,106	$1,950	$156	8%
Percentage of total revenue	14%	18%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development for the three months ended September 30, 2013 increased 8% to $2.1 million, compared to $2.0 million for the comparable year-ago quarter. The increase was primarily due to an increase of $298,000 in personnel and personnel-related expenses partially offset by decreases of (ii) $72,000 in outside consulting services and (ii) $70,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 14% and 18% for the quarters ended September 30, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended September 30,
(in thousands)	2013	2012	Change	%
Sales and marketing	$7,395	$5,549	$1,846	33%
Percentage of total revenue	47%	52%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 33% to $7.4 million in the quarter ended September 30, 2013 from $5.5 million in the comparable year-ago quarter. The increase was primarily due to increases of (i) $1.4 million in personnel and personnel-related expenses of which $668,000 relates to sales commissions; (ii) $348,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $310,000 in marketing programs and public relations partially offset by a decrease of $216,000 in third party partner fees. Total sales and marketing expense as a percentage of total revenue was 47% in the quarter ended September 30, 2013 compared to 52% in the comparable year-ago quarter.

General and Administrative

	Three Months Ended September 30,
(in thousands)	2013	2012	Change	%
General and administrative	$2,206	$1,507	$699	46%
Percentage of total revenue	14%	14%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 46% to $2.2 million in the quarter ended September 30, 2013 from $1.5 million in the comparable year-ago quarter. The increase was primarily due to increases of (i) $374,000 in legal expenses; (ii) $199,000 in personnel and personnel-related expense; (iii) $106,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (iv) $70,000 in accounting, public relations and other outside consulting related expenses partially offset by a decrease of $50,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 14% for the quarters ended September 30, 2013 and 2012.

Loss from Operations

	Three Months Ended September 30,
(in thousands)	2013	2012	Change	%
Loss from operations	$(1,558)	$(2,627)	$1,069	(41)%
Operating margin	(10)%	(24)%

Loss from operations in the quarter ended September 30, 2013 was $1.6 million which included $346,000 of stock-based expenses compared to loss from operations of $2.6 million which included $304,000 of stock-based expenses in the comparable year-ago quarter. We recorded a 10% negative operating margin in the quarter ended September 30, 2013, compared to a 24% negative operating margin in the comparable year-ago quarter.

Interest Expense, Net

Interest expense consists of interest on our related party notes payable and bank borrowings. Interest expense, net was $92,000 in the quarter ended September 30, 2013 compared to $141,000 in the comparable year-ago quarter.

Other Expense, Net

Other expense primary consists of exchange rate gain/loss on foreign currency transactions. Other expense, net was $260,000 for the quarter ended September 30, 2013 compared to $43,000 for the comparable year-ago quarter.

Income Tax Provision

We recorded an income tax provision of $94,000 for the quarter ended September 30, 2013 compared to $73,000 for the comparable year-ago quarter. The income tax expenses recorded for the three months ended September 30, 2013 was primarily related to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of September 30, 2013 our cash and cash equivalents and restricted cash were $15.7 million and our negative working capital was $1.7 million compared to cash and cash equivalents and restricted cash of $17.2 million and working capital of $2.0 million as of June 30, 2013. As of September 30, 2013, our deferred revenue was $19.5 million compared to $19.7 million on June 30, 2013.

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

Related Party Notes Payable

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed under the interest-bearing subordinated loan, or the Note, from our Chief Executive Officer and terminated the loan agreement.

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

With the assistance of the independent third-party investigation firm and our bank, approximately $2.7 million was recovered and re-deposited to our bank account in March 2013. We filed an insurance claim for approximately $1.2 million of the remaining outstanding funds and reported the pending insurance recovery net of a $25,000 deductible as a receivable from our insurance carrier under “Prepaid and other current assets” on our consolidated balance sheet as of June 30, 2013.

On September 6, 2013, we received insurance proceeds of $1.2 million for the pending claim we filed with our insurance carrier.

Cash Flows

Net cash provided by operating activities was $2.3 million for the three months ended September 30, 2013 compared to $824,000 in the comparable year-ago quarter. The increase was primarily due a net loss of $2.0 million for the three months ended September 30, 2013 compared to a net loss of $2.9 million in the comparable year-ago quarter after adjusting for depreciation, amortization of deferred commissions, stock-based compensation, and changes in working capital accounts specifically, decreases in deferred revenue and accounts receivable.

Net cash used in investing activities was $608,000 during the three months ended September 30, 2013 and $162,000 during the comparable year-ago quarter. The net cash used in investing activities during the three months ended September 30, 2013 and 2012 primarily related to purchase of computer equipment for new employees.

Net cash used in financing activities was $3.4 million during the three months ended September 30, 2013 and $317,000 during the comparable year-ago quarter. Net cash used in financing activities for the three months ended September 30, 2013 included the repayment of $2.9 million on related party notes, repayment of $667,000 of existing bank borrowings and $119,000 principal payment on a capital lease obligation partially offset by net proceeds of $319,000 on the exercise of stock options.  Net cash used in financing activities for the three months ended September 30, 2012 included the repayment of $416,000 of existing bank borrowings partially offset by net proceeds of $99,000 on the exercise of stock options.

Commitments

There was no significant change to our contractual obligations since June 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There was no significant change since June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at September 30, 2013 totaled approximately $12.8 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended September 30, 2013, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

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

Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.

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

We derived 44% and 41% of our revenue from international sales for the three months ended September 20, 2013 and 2012, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2013, approximately 51% of our workforce was employed in India. Of these employees, 34% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of September 30, 2013 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights.

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

Failure to comply with covenants in our loan facility may restrict our access to credit which could negatively impact our operations.

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

There were no repurchased shares of stock in the quarter ended September 30, 2013.

Item 6. Exhibits

Exhibits No.	Description of Exhibits
10.1	Consent to Repayment of Subordinate Debt by and among Ashutosh Roy, eGain Corporation and Comerica Bank, dated July 31, 2013.
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: November 8, 2013	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description of Exhibits
10.1	Consent to Repayment of Subordinate Debt by and among Ashutosh Roy, eGain Corporation and Comerica Bank, dated July 31, 2013.
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to Condensed Consolidated Financial Statements

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