Form 10-Q
period 2013-12-31
EGAIN Corp
filed 2014-02-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2014
Common Stock $0.001 par value	25,403,053

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2013

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,491	$16,206
Restricted cash	29	29
Accounts receivable, less allowance for doubtful accounts of $689 and $392 at December 31, 2013 and June 30, 2013, respectively	9,372	12,307
Deferred commissions	1,410	1,745
Prepaid and other current assets	1,766	2,377
Total current assets	25,068	32,664
Property and equipment, net	4,323	3,544
Deferred commissions, net of current portion	435	776
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1,000
Other assets	712	672
Total assets	$36,418	$43,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,304	$2,583
Accrued compensation	4,147	4,339
Accrued liabilities	1,433	2,478
Current portion of deferred revenue	18,045	15,679
Current portion of capital lease obligation	176	—
Current portion of bank borrowings	1,833	2,667
Related party notes payable	—	2,897
Total current liabilities	27,938	30,643
Deferred revenue, net of current portion	1,966	4,057
Capital lease obligation, net of current portion	187	—
Bank borrowings, net of current portion	1,500	2,000
Other long term liabilities	717	848
Total liabilities	32,308	37,548
Commitments and contingencies (Note 6)
Stockholders’ equity :
Common stock, $0.001 par value – authorized: 50,000 shares; outstanding: 25,395 shares as of December 31, 2013 and 25,106 shares as of June 30, 2013	25	25
Additional paid-in capital	329,749	328,552
Notes receivable from stockholders	(89)	(87)
Accumulated other comprehensive loss	(1,020)	(1,168)
Accumulated deficit	(324,555)	(321,334)
Total stockholders’ equity	4,110	5,988
Total liabilities and stockholders’ equity	$36,418	$43,536

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Subscription and support	$10,246	$7,806	$19,712	$14,980
License	3,065	3,426	6,903	4,139
Professional services	4,354	3,505	6,732	6,341
Total revenue	17,665	14,737	33,347	25,460
Cost of subscription and support	1,951	1,208	3,922	2,604
Cost of license	26	46	52	91
Cost of professional services	3,859	3,012	7,395	5,915
Total cost of revenue	5,836	4,266	11,369	8,610
Gross profit	11,829	10,471	21,978	16,850
Operating expenses:
Research and development	2,390	2,142	4,496	4,092
Sales and marketing	8,617	5,946	16,012	11,495
General and administrative	1,930	1,570	4,136	3,077
Total operating expenses	12,937	9,658	24,644	18,664
Income (loss) from operations	(1,108)	813	(2,666)	(1,814)
Interest expense, net	(37)	(136)	(129)	(277)
Other expense, net	(18)	93	(278)	50
Income (loss) before income tax provision	(1,163)	770	(3,073)	(2,041)
Income tax provision	(54)	(129)	(148)	(202)
Net income (loss)	$(1,217)	$641	$(3,221)	$(2,243)
Per share information:
Basic net income (loss) per common share	$(0.05)	$0.03	$(0.13)	$(0.09)
Diluted net income (loss) per common share	$(0.05)	$0.02	$(0.13)	$(0.09)
Weighted average shares used in computing basic net income (loss) per common share	25,356	24,670	25,267	24,593
Weighted average shares used in computing diluted net income (loss) per common share	25,356	26,099	25,267	24,593

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$(1,217)	$641	$(3,221)	$(2,243)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	28	(103)	148	(37)
Comprehensive income (loss)	$(1,189)	$538	$(3,073)	$(2,280)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,221)	$(2,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	984	571
Stock-based compensation	740	585
Provision for doubtful accounts	424	198
Amortization of deferred commission	1,010	643
Accrued interest on related party notes payable	19	222
Changes in operating assets and liabilities:
Accounts receivable	3,023	(1,803)
Deferred commissions	(299)	(1,743)
Prepaid expenses and other assets	654	(236)
Accounts payable	(394)	(883)
Accrued compensation	(322)	256
Accrued liabilities	(1,112)	154
Deferred revenue	(179)	14,185
Other long term liabilities	(150)	27
Net cash provided by operating activities	1,177	9,933
Cash flows from investing activities:
Purchases of property and equipment	(1,163)	(623)
Net cash used in investing activities	(1,163)	(623)
Cash flows from financing activities:
Payments on bank borrowings	(1,334)	(833)
Payments on capital lease obligations	(119)	—
Proceeds from bank borrowings	—	3,000
Payments on related party notes payable	(2,916)	(3,000)
Proceeds from exercise of stock options	457	261
Net cash used in financing activities	(3,912)	(572)
Effect of change in exchange rates on cash and cash equivalents	183	190
Net increase (decrease) in cash and cash equivalents	(3,715)	8,928
Cash and cash equivalents at beginning of period	16,206	9,911
Cash and cash equivalents at end of period	$12,491	$18,839
Supplemental cash flow disclosures:
Cash paid for interest	$139	$1,818
Cash paid for taxes	$108	$183
Non-cash items:
Purchases of equipment through trade accounts payable	$65	$88
Property and equipment acquired under a capital lease	$482	$—

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

Information relating to our geographic areas for the three and six months ended December 31, 2013 and 2012 is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Total Revenue:
North America	$9,033	$8,383	$17,873	$14,653
EMEA	7,870	6,292	14,656	10,670
Asia Pacific	762	62	818	137
	$17,665	$14,737	$33,347	$25,460
Operating income (loss):
North America	$(494)	$865	$(1,038)	$116
EMEA	28	1,245	356	607
Asia Pacific*	(642)	(1,297)	(1,984)	(2,536)
	$(1,108)	$813	$(2,666)	$(1,814)
*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31, 2013	June 30, 2013
North America	$16,642	$25,939
EMEA	12,288	10,964
Asia Pacific	2,553	1,698
	$31,483	$38,601

The following table provides total revenue by category for the three and six months ended December 31, 2013 and 2012, respectively, (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue :
Cloud services	$6,721	$4,503	$12,767	$8,229
Maintenance and support services	3,525	3,303	6,945	6,751
License	3,065	3,426	6,903	4,139
Professional services	4,354	3,505	6,732	6,341
	$17,665	$14,737	$33,347	$25,460

For the three months ended December 31, 2013 and 2012, there was one customer that accounted for 16% and 19% of total revenue, respectively. For the six months ended December 31, 2013 and 2012, there was one customer that accounted for 18% and 17% of total revenue, respectively.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 2% and 3% for the three months ended December 31, 2013 and 2012, respectively.  License sales to resellers as a percentage of total revenue were approximately 9% and 2% for the six months ended December 31, 2013 and 2012, respectively.  Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Under ASC 605-25, in order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. For cloud services, in determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work.

As of June 30, 2013, we did not have standalone value for the professional services related to consulting and implementation of a majority of our core subscription services. This was due to the fact that we had historically performed the majority of these services to support our customers’ implementation of the subscription services. We determined at or around July 1, 2013 that we had established standalone value for these implementation services. This was primarily due to the change in our business focus, the growing number of partners we trained and certified to perform these deployment services and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to consulting and implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning July 1, 2013 when the standalone value was established for those professional services.

For those contracts that have standalone value, we recognized the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$85	$30	$152	$59
Research and development	52	78	99	155
Sales and marketing	160	90	293	186
General and administrative	97	83	196	185
Total stock-based compensation expense	$394	$281	$740	$585

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended December 31, 2013 and 2012 there were 119,700 and 128,400 shares of common stock granted with a weighted-average fair value of $7.44 and $2.97, respectively.  During the six months ended December 31, 2013 and 2012 there were 261,850 and 157,250 shares of common stock granted, respectively, with a weighted-average fair value of $7.16 and $2.99, respectively, using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Expected volatility	80%	90%	80%	89%
Average risk-free interest rate	1.44%	0.69%	1.47%	0.69%
Expected life (in years)	4.50	4.50	4.50	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2013 was $2,200,826, which is expected to be recognized over the weighted average period of 1.43 years. There were 77,929 and 288,482 options exercised for the three and six months ended December 31, 2013 and 191,952 and 284,069 options exercised for three and six months ended December 31, 2012.

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

The following table represents the calculation of basic and diluted net income (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss) applicable to common stockholders	$(1,217)	$641	$(3,221)	$(2,243)
Basic net income (loss) per common share	$(0.05)	$0.03	$(0.13)	$(0.09)
Weighted-average common shares used in computing basic net income (loss) per common share	25,356	24,670	25,267	24,593
Effect of dilutive options and warrants	—	1,429	—	—
Weighted-average common shares used in computing diluted net income (loss) per common share	25,356	26,099	25,267	24,593
Diluted net income (loss) per common share	$(0.05)	$0.02	$(0.13)	$(0.09)

Weighted average shares of stock options to purchase 2,136,411 and 2,210,706 shares of common stock for the three and six months ended December 31, 2013 and 726,836 and 2,650,351 shares of common stock for the three and six months ended December 31, 2012 were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 3. Related Party Notes Payable

	Maturity	Interest Rate	December 31, 2013	June 30, 2013
Related party notes payable	7/31/2013	8%	$—	$2,897

We had an interest-bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the loan agreement with Mr. Roy. Pursuant to Amendment No.1 and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which included $109,000 of interest for the 90 day extension. The Face Amount of $5.6 million reflects the reduced interest rate on the Note of 8% beginning April 1, 2012 prior to which the interest rate was 12%; and (iii) the Company may prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

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

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed to Mr. Roy and terminated the loan agreement.  Interest expense on the related party notes was $0 and $111,000, respectively, for the three months ended December 31, 2013 and 2012.  Interest expense on the related party notes was $19,000 and $222,000, respectively, for the six months ended December 31, 2013 and 2012.

Note 4. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are collateralized by a lien on our assets. In addition, Mr. Roy has subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility provides for the advance of up to the lesser of $1.5 million under a revolving line of credit, or the sum of (i) 80% of certain qualified receivables, less (ii) the aggregate face amounts of any letters of credit issued and any outstanding obligations to Comerica. The revolving line of credit matured on June 27, 2012 and bore interest at a rate of prime plus 0.75% per annum. As of December 31, 2013 there was no outstanding balance under the revolving credit line. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain a liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of December 31, 2013, we were in compliance with the covenants. Additionally, we account for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledges our execution of the Second Amendment and affirms his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which amended the Second Loan and Security Agreement, entered into by the Company and the Bank on June 28, 2012. Subject to and upon the terms and conditions of the Loan Amendment, the Bank agreed to make a term loan to the Company in one disbursement in the amount of $3.0 million, which the Company was obligated to use to pay down indebtedness owed to Mr. Roy. As of December 31, 2013 and June 30, 2013, the amount outstanding under the Comerica Term Loans was $3.3 million and $4.7 million, respectively.

The Third Amendment to Loan and Security Agreement provides, in addition to other terms and conditions contained therein, that (i) the maturity date of the term loan will be June 28, 2016; (ii) the Company shall repay the term loan in thirty-six (36) equal monthly installments of principal in the amount of $83,333.33 each, plus all accrued interest, beginning on July 1, 2013, and continuing on the same day of each month thereafter through the maturity date, at which time remaining amounts due shall be immediately due and payable; (iii) the proceeds of the term loan must be used to pay-down the Note; (iv) the interest on the term loan is the prime interest rate plus one percent and (v) there are no prepayment penalties or warrants associated with the term loan.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2013 and in the three and six months ended December 31, 2013.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2013 and June 30, 2013. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

On May 17, 2013, we filed suit against Lodsys Group, LLC in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that our products and services do not infringe directly or indirectly two patents purportedly owned by Lodsys and that the claims of the Lodsys patents are invalid. Lodsys previously asserted these patents against certain of our customers. The matter was settled on December 18, 2013.  We entered into a settlement agreement which among other items provides a license to the Lodsys patents. In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of December 31, 2013		As of June 30, 2013
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash and Cash Equivalents:
Money market funds	$7,520	$7,520	$10,016	$10,016
Total Assets	$7,520	$7,520	$10,016	$10,016

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of December 31, 2013 and June 30, 2013, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 8. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three and six months ended December 31, 2013 and 2012 there were no shares repurchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; our ability to develop and expand strategic and third party distribution channels; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; the effect of any future changes to our sales organization on our revenue growth rate; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the expenses associated with new data centers, additional data center capacity, real estate and office facilities space; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of the voluntary change in our accounting policy on our ability to compare our financial results with our industry peers; the effect of changes to management judgments and estimates; risks associated with the uncertainty of pending litigation; the result of our failure to comply with the covenants under the Comerica Loan; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2014 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.   These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements represent our estimates and assumptions and speak only as of the date hereof. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Corporation is one of the premier providers of cloud and on-premise customer interaction software for sales and service. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs.  We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of December 31, 2013, unbilled deferred revenue decreased to $17.7 million, from approximately $24.8 million as of June 30, 2013.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 23, 2013 and determined that there were no significant changes to our critical accounting policies in the six months ended December 31, 2013.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 2% and 3% for the three months ended December 31, 2013 and 2012, respectively. License sales to resellers as a percentage of total revenue were approximately 9% and 2% for the six months ended December 31, 2013 and 2012, respectively.  Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Under ASC 605-25, in order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. For cloud services, in determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work.

As of June 30, 2013, we did not have standalone value for the professional services related to consulting and implementation of a majority of our core subscription services. This was due to the fact that we had historically performed the majority of these services to support our customers’ implementation of the subscription services. We determined at or around July 1, 2013 that we had established standalone value for these implementation services. This was primarily due to the change in our business focus, the growing number of partners we trained and certified to perform these deployment services and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to consulting and implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning July 1, 2013 when the standalone value was established for those professional services.

For those contracts that have standalone value, we recognized the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. At December 31, 2013, deferred revenue increased to $20.0 million, compared to $19.7 million at June 30, 2013.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Subscription and support	58%	53%	59%	59%
License	17%	23%	21%	16%
Professional services	25%	24%	20%	25%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	11%	8%	12%	10%
Cost of license	0%	1%	0%	1%
Cost of professional services	22%	20%	22%	23%
Total cost of revenue	33%	29%	34%	34%
Gross margin	67%	71%	66%	66%
Operating expenses:
Research and development	14%	15%	14%	16%
Sales and marketing	48%	40%	48%	45%
General and administrative	11%	10%	12%	12%
Total operating expenses	73%	65%	74%	73%
Income (loss) from operations	(6)%	6%	(8)%	(7)%

Revenue

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Subscription and support	$10,246	$7,806	$2,440	31%	$19,712	$14,980	$4,732	32%
License	3,065	3,426	(361)	(11)%	6,903	4,139	2,764	67%
Professional services	4,354	3,505	849	24%	6,732	6,341	391	6%
Total revenue	$17,665	$14,737	$2,928	20%	$33,347	$25,460	$7,887	31%

Total revenue increased 20% to $17.7 million in the quarter ended December 31, 2013 from $14.7 million in the comparable year-ago quarter. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 31% to $10.2 million in the quarter ended December 31, 2013 from $7.8 million in the comparable year-ago quarter. The increase in subscription and support revenue was primarily due to the expansion within our current customer base and new cloud contracts. License revenue decreased 11% to $3.1 million in the quarter ended December 31, 2013 from $3.4 million in the comparable year-ago quarter. Professional services revenue increased 24% to $4.4 million in the quarter ended December 31, 2013 from $3.5 million in the comparable year-ago quarter. The increase in professional services revenue was primarily due to the professional services for cloud arrangements which we have determined to have value to the customer on a standalone basis as of July 1, 2013 and therefore are accounted for separately. When accounted for separately, these professional services revenues would generally be recognized as the services are rendered.  Prior to this, professional services revenue for cloud arrangements were recognized ratably over the longer of the remaining contractual period or the average estimated life of the customer cloud relationship, once the cloud has gone live or system ready.

Revenue in Europe and Asia Pacific increased 36% to $8.6 million in the quarter ended December 31, 2013 from $6.3 million in the comparable year-ago quarter. The increase in revenue outside of the Americas demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $8,000 in total revenue for the six months ended December 31, 2013 as compared to the comparable year-ago period. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Subscription and support	$1,951	$1,208	$743	62%	$3,922	$2,604	$1,318	51%
License	26	46	(20)	(43)%	52	91	(39)	(43)%
Professional services	3,859	3,012	847	28%	7,395	5,915	1,480	25%
Total cost of revenue	$5,836	$4,266	$1,570	37%	$11,369	$8,610	$2,759	32%
Percentage of total revenue	33%	29%			34%	34%
Gross margin	67%	71%			66%	66%

Total cost of revenue increased 37% to $5.8 million in the quarter ended December 31, 2013 from $4.3 million in the comparable year-ago quarter. Total cost of revenue represented 33% and 29% of total revenue in the quarters ended December 31, 2013 and 2012, respectively. The change was primarily due to increases of (i) $1.2 million in personnel and personnel-related expenses; (ii) $285,000 in cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $173,000 in outside consulting partially offset by decreases of (i) $49,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $21,000 in license related expenses. Gross margin for the quarter ended December 31, 2013 was 67% compared to 71% in the comparable year-ago quarter.

Total cost of revenue for the six months ended December 31, 2013 increased $2.8 million, or 32%, compared to the same period last year. The change was primarily due to increases of (i) $2.1 million in personnel and personnel-related expenses; (ii) $624,000 in cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $184,000 in outside consulting partially offset by decreases of (i) $107,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $39,000 in license related expenses. Gross margin for the six months ended December 31, 2013 and 2012 was 66%, respectively.

Operating Expenses

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Research and development	$2,390	$2,142	$248	12%	$4,496	$4,092	$404	10%
Percentage of total revenue	14%	15%			14%	16%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development for the three months ended December 31, 2013 increased 12% to $2.4 million, compared to $2.1 million for the comparable year-ago quarter. The change was primarily due to an increase of $369,000 in personnel and personnel-related expenses partially offset by decreases of (ii) $44,000 in outside consulting services and (ii) $77,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 14% and 15% for the quarters ended December 31, 2013 and 2012, respectively.

Research and development costs for the six months ended December 31, 2013 increased $404,000, or 10%, compared to the same period last year. The change was primarily due to an increase of $667,000 in personnel and personnel-related expenses partially offset by decreases of (ii) $116,000 in outside consulting services and (ii) $148,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 14% and 16% for the six months ended December 31, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Sales and marketing	$8,617	$5,946	$2,671	45%	$16,012	$11,495	$4,517	39%
Percentage of total revenue	48%	40%			48%	45%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 45% to $8.6 million in the quarter ended December 31, 2013 from $5.9 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $2.3 million in personnel and personnel-related expenses of which $52,000 relates to sales commissions; (ii) $296,000 in marketing programs and public relations; (iii) $165,000 from outside consulting services; (iv) $34,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee partially offset by a decrease of $108,000 in third party partner fees. Total sales and marketing expense as a percentage of total revenue was 48% and 40% for the quarters ended December 31, 2013 and 2012, respectively.

Sales and marketing expense for the six months ended December 31, 2013 increased $4.5 million, or 39%, compared to the same period last year. The change was primarily due to increases of (i) $3.8 million in personnel and personnel-related expenses of which $720,000 relates to sales commissions; (ii) $471,000 in marketing programs and public relations; (iii) $391,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iv) $179,000 from outside consulting services partially offset by a decrease of $324,000 in third party partner fees. Total sales and marketing expense as a percentage of total revenue was 48% and 45% for the six months ended December 31, 2013 and 2012, respectively.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
General and administrative	$1,930	$1,570	$360	23%	$4,136	$3,077	$1,059	34%
Percentage of total revenue	11%	10%			12%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 23% to $1.9 million in the quarter ended December 31, 2013 from $1.6 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $232,000 in personnel and personnel-related expense; (ii) $201,000 in legal expenses partially offset by decreases of (i) $58,000 in accounting, investor relations and other outside consulting related expenses and (ii) $21,000 from outside consulting services. Total general and administrative expense as a percentage of total revenue was 11% and 10% for the quarters ended December 31, 2013 and 2012, respectively.

General and administrative expense for the six months ended December 31, 2013 increased $1.1 million, or 34%, compared to the same period last year. The change was primarily due to increases of (i) $574,000 in legal expenses; (ii) $421,000 in personnel and personnel-related expense; and (iii) $111,000 in bad debt expense partially offset by a decrease of $48,000 in accounting, investor relations and other outside consulting related expenses. Total general and administrative expense as a percentage of total revenue was 12% for both six month periods ended December 31, 2013 and 2012, respectively.

Income (loss) from Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2013	2012	Change	%	2013	2012	Change	%
Income (loss) from operations	$(1,108)	$813	$(1,921)	(236)%	$(2,666)	$(1,814)	$(852)	47%
Operating margin	(6)%	6%			(8)%	(7)%

Loss from operations in the quarter ended December 31, 2013 was $1.1 million which included $394,000 of stock-based compensation expenses compared to income from operations of $813,000 which included $281,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 6% negative operating margin in the quarter ended December 31, 2013, compared to a 6% operating margin in the comparable year-ago quarter.

Loss from operations for the six months ended December 31, 2013 was $2.7 million which included $740,000 of stock-based compensation expense. During the same period last year, loss from operations was $1.8 million which included $585,000 of stock-based compensation expense.

Interest Expense, Net

Interest expense consists of interest on our related party notes payable and bank borrowings. Interest expense, net was $37,000 and $129,000 in the three and six months ended December 31, 2013 compared to $136,000 and $277,000 in the three and six months ended December 31, 2012.  The decrease in interest expense primarily relates to the repayment of related party debt in July 2013.

Other Expense, Net

Other expense primary consists of exchange rate gain/loss on foreign currency transactions. Other expense was $18,000 and $278,000 for the three and six months ended December 31, 2013 compared to other income of $93,000 and $50,000 for the three and six months ended December 31, 2012.

Income Tax Provision

The income tax expenses primarily relate to foreign and state income tax expense. We recorded an income tax provision of $54,000 and $148,000 for the three and six months ended December 31, 2013 compared to $129,000 and $202,000 for the three and six months ended December 31, 2012.

Liquidity and Capital Resources

Overview

As of December 31, 2013 our cash and cash equivalents and restricted cash were $13.5 million and our negative working capital was $2.9 million compared to cash and cash equivalents and restricted cash of $17.2 million and working capital of $2.0 million as of June 30, 2013. As of December 31, 2013, our deferred revenue was $20.0 million compared to $19.7 million on June 30, 2013.

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

Cash Flows

Net cash provided by operating activities was $1.2 million for the six months ended December 31, 2013 compared to $9.9 million in the comparable year-ago period. The decrease was primarily due a net loss of $3.2 million for the six months ended December 31, 2013 compared to a net loss of $2.2 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, stock-based compensation, and changes in working capital accounts specifically, decreases in deferred revenue and accounts receivable.

Net cash used in investing activities was $1.2 million during the six months ended December 31, 2013 and $623,000 during the comparable year-ago period. The net cash used in investing activities during the six months ended December 31, 2013 and 2012 primarily related to purchase of computer equipment for new employees and computer hardware to support the growth in our cloud business.

Net cash used in financing activities was $3.9 million during the six months ended December 31, 2013 and $572,000 during the comparable year-ago period. Net cash used in financing activities for the six months ended December 31, 2013 included the repayment of $2.9 million on related party notes, repayment of $1.3 million of existing bank borrowings and $119,000 principal payment on a capital lease obligation partially offset by net proceeds of $457,000 on the exercise of stock options.   Net cash used in financing activities for the six months ended December 31, 2012 included the repayment of $3.0 million on related party notes, repayment of $833,000 of existing bank borrowings partially offset by net proceeds of $3.0 million from new bank borrowings and $261,000 on the exercise of stock options.

Commitments

There was no significant change to our contractual obligations since June 30, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There was no significant change since June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at December 31, 2013 totaled approximately $14.8 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the six months ended December 31, 2013, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 17, 2013, we filed suit against Lodsys Group, LLC in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that our products and services do not infringe directly or indirectly two patents purportedly owned by Lodsys and that the claims of the Lodsys patents are invalid. Lodsys previously asserted these patents against certain of our customers. The matter was settled on December 18, 2013.  We entered into a settlement agreement which among other items provides a license to the Lodsys patents.

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Avaya, Inc., Genesys Telecommunications,., LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc. and similar companies that may attempt to sell customer engagement software to their installed base.

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

We derived 49% and 43% of our revenue from international sales for the quarter ended December 31, 2013 and 2012, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2013, approximately 49% of our workforce was employed in India. Of these employees, 34% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of December 31, 2013 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 41% of our outstanding capital stock as of our record date, December 31, 2013. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

Periodic changes to our sales organization can be disruptive and may reduce our rate of growth.

We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. In the past, these changes sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales changes we might undertake and our rate of revenue growth could be negatively affected. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

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

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that both customers and companies will increasingly elect to communicate via multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. Our business model also assumes that many companies recognize the benefits of a cloud delivery model and will seek to have their customer engagement software applications hosted by us. If any of these assumptions is incorrect or if customers and companies do not adopt digital technology in a timely manner, our business will be seriously harmed and our stock price will decline.

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

There were no repurchased shares of stock in the quarter ended December 31, 2013.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: February 12, 2014	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements

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