Form 10-Q
period 2014-03-31
EGAIN Corp
filed 2014-05-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock $0.001 par value	25,454,405

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2014

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,769	$16,206
Restricted cash	30	29
Accounts receivable, less allowance for doubtful accounts of $658 and $392 at March 31, 2014 and June 30, 2013, respectively	9,495	12,307
Deferred commissions	1,111	1,745
Prepaid and other current assets	1,583	2,377
Total current assets	19,988	32,664
Property and equipment, net	4,308	3,544
Deferred commission, net of current portion	336	776
Goodwill	4,880	4,880
Restricted cash, net of current portion	1,000	1,000
Other assets	738	672
Total assets	$31,250	$43,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,194	$2,583
Accrued compensation	4,423	4,339
Accrued liabilities	1,300	2,478
Deferred revenue	14,973	15,679
Capital lease obligation	176	—
Bank borrowings	1,417	2,667
Related party notes payable	—	2,897
Total current liabilities	24,483	30,643
Deferred revenue, net of current portion	871	4,057
Capital lease obligation, net of current portion	187	—
Bank borrowings, net of current portion	1,250	2,000
Other long term liabilities	761	848
Total liabilities	27,552	37,548
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 25,453 shares as of March 31, 2014 and 25,106 as of June 30, 2013	25	25
Additional paid-in capital	330,321	328,552
Notes receivable from stockholders	(89)	(87)
Accumulated other comprehensive loss	(997)	(1,168)
Accumulated deficit	(325,562)	(321,334)
Total stockholders' equity	3,698	5,988
Total liabilities and stockholders' equity	$31,250	$43,536

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	$10,608	$8,346	$30,320	$23,326
License	2,519	4,098	9,422	8,237
Professional services	4,899	3,016	11,631	9,357
Total revenue	18,026	15,460	51,373	40,920
Cost of subscription and support	2,238	1,355	6,160	3,959
Cost of license	28	34	80	125
Cost of professional services	3,716	3,180	11,111	9,095
Total cost of revenue	5,982	4,569	17,351	13,179
Gross profit	12,044	10,891	34,022	27,741
Operating expenses:
Research and development	2,668	2,101	7,164	6,193
Sales and marketing	8,628	6,027	24,640	17,522
General and administrative	1,436	1,852	5,572	4,929
Total operating expenses	12,732	9,980	37,376	28,644
Income (loss) from operations	(688)	911	(3,354)	(903)
Interest expense, net	(17)	(99)	(146)	(376)
Other income (expense), net	(77)	256	(355)	306
Income (loss) before income tax provision	(782)	1,068	(3,855)	(973)
Income tax provision	(225)	(38)	(373)	(240)
Net income (loss)	$(1,007)	$1,030	$(4,228)	$(1,213)
Per share information:
Basic net income (loss) per common share	$(0.04)	$0.04	$(0.17)	$(0.05)
Diluted net income (loss) per common share	$(0.04)	$0.04	$(0.17)	$(0.05)
Weighted average shares used in computing basic net income (loss) per common share	25,418	24,889	25,316	24,690
Weighted average shares used in computing diluted net income (loss) per common share	25,418	26,373	25,316	24,690

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income (loss)	$(1,007)	$1,030	$(4,228)	$(1,213)
Other comprehensive income / (loss), net of taxes:
Foreign currency translation adjustments	23	(242)	171	(279)
Comprehensive income / (loss)	$(984)	$788	$(4,057)	$(1,492)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,228)	$(1,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,537	938
Amortization of deferred commissions	1,468	1,118
Stock-based compensation	1,210	810
Provisions for doubtful accounts	493	305
Accrued interest on related party notes payable	19	278
Changes in operating assets and liabilities:
Accounts receivable	2,858	(4,142)
Deferred commissions	(360)	(1,948)
Prepaid expenses and other assets	827	(1,386)
Accounts payable	(598)	(117)
Accrued compensation	(50)	305
Accrued liabilities	(1,246)	1,425
Deferred revenue	(4,333)	12,613
Other long term liabilities	(112)	39
Net cash provided by (used in) operating activities	(2,515)	9,025

Cash flows from investing activities:
Decrease (increase) in restricted cash	(1)	6
Purchases of property and equipment	(1,585)	(1,190)
Net cash used in investing activities	(1,586)	(1,184)

Cash flows from financing activities:
Payment on related party notes payable	(2,916)	(3,000)
Payments on bank borrowings	(2,000)	(1,250)
Payments on capital lease obligations	(119)	—
Proceeds from bank borrowings	—	3,000
Proceeds from exercise of stock options	557	532
Net cash used in financing activities	(4,478)	(718)

Effect of change in exchange rates on cash and cash equivalents	142	(276)
Net increase (decrease) in cash and cash equivalents	(8,437)	6,847
Cash and cash equivalents at beginning of period	16,206	9,911
Cash and cash equivalents at end of period	$7,769	$16,758

Supplemental cash flow disclosures:
Cash paid for interest	$176	$1,864
Cash paid for taxes	$231	$228
Non-cash items:
Purchases of equipment through trade accounts payable	$154	$85
Property and equipment acquired under a capital lease	$482	$—

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2013 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2014.

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

Information relating to our geographic areas for the three and nine months ended March 31, 2014 and 2013 is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Total Revenue:
North America	$9,562	$9,372	$27,435	$24,025
EMEA	8,127	6,014	22,783	16,685
Asia Pacific	337	74	1,155	210
	$18,026	$15,460	$51,373	$40,920

Operating Income (Loss):
North America	$(569)	$1,264	$(1,607)	$1,379
EMEA	1,118	890	1,474	1,497
Asia Pacific*	(1,237)	(1,243)	(3,221)	(3,779)
	$(688)	$911	$(3,354)	$(903)
*	Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31,	June 30,
	2014	2013
Identifiable Tangible Assets:
North America	$13,007	$25,939
EMEA	10,441	10,964
Asia Pacific	2,867	1,698
	$26,315	$38,601

The following table provides total revenue by category for the three and nine months ended March 31, 2014 and 2013, respectively, (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Cloud services	$7,039	$5,200	$19,806	$13,429
Maintenance and support services	3,569	3,146	10,514	9,897
License	2,519	4,098	9,422	8,237
Professional services	4,899	3,016	11,631	9,357
	$18,026	$15,460	$51,373	$40,920

For the three months ended March 31, 2014, there was one customer that accounted for 10% and another for 16% of total revenue. For the three months ended March 31, 2013, there was one customer that accounted for 10% and another for 20% of total revenue. For the nine months ended March 31, 2014 and 2013, there was one customer that accounted for 17% and 18% of total revenue, respectively.

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

—

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

—

Delivery or performance has occurred: Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. Delivery is considered to have occurred when we provide the customer access to the software along with login credentials.

—

Fees are fixed or determinable: We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are generally not considered to be fixed or determinable.

—

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

Subscription and Support Revenue

Cloud Revenue

Cloud services revenue consists of fees from customers subscribing to our cloud-based service offerings. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud services agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud term without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term License Revenue

Term license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more products up to a specific license volume. Certain of our license agreements specify that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract.

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

License Revenue

License revenue includes perpetual licenses sold to customers to use our software in conjunction with related maintenance and support services. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases, cloud services.

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 6% and 15% for the three months ended March 31, 2014 and 2013, respectively. License sales to resellers as a percentage of total revenue were approximately 8% and 7% for the nine months ended March 31, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

For cloud, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer cloud relationship, once the cloud has gone live or is system ready. We currently estimate the life of the customer cloud relationship to be approximately 28 months, based on the average life of all cloud customer relationships.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation model assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Stock-Based Compensation:
Cost of revenue	$92	$28	$244	$87
Research and development	102	57	201	212
Sales and marketing	179	70	472	256
General and administrative	97	70	293	255
Total stock-based compensation expense:	$470	$225	$1,210	$810

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended March 31, 2014 and 2013 there were 274,650 and 26,550 shares of common stock granted with a weighted-average fair value of $5.08 and $4.82 per share, respectively. During the nine months ended March 31, 2014 and 2013 there were 536,500 and 183,800 shares of common stock granted, respectively, with a weighted-average fair value of $6.09 and $3.25 per share, respectively, using the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Expected volatility	80%	85%	80%	88%
Average risk-free interest rate	1.60%	0.83%	1.52%	0.71%
Expected life (in years)	4.50	4.50	4.50	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2014 was $2,855,916, which is expected to be recognized over the weighted average period of 1.54 years. There were 58,899 and 347,381 options exercised for the three and nine months ended March 31, 2014 and 222,717 and 506,786 options exercised for three and nine months ended March 31, 2013.

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

The following table represents the calculation of basic and diluted net income (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income (loss) applicable to common stockholders	$(1,007)	$1,030	$(4,228)	$(1,213)
Basic net income (loss) per common stock	$(0.04)	$0.04	$(0.17)	$(0.05)
Weighted-average common shares used in computing basic net income (loss) per common share	25,418	24,889	25,316	24,690
Effect of dilutive options	—	1,484	—	—
Weighted-average common shares used in computing diluted net income (loss) per common share	25,418	26,373	25,316	24,690
Diluted net income (loss) per common stock	$(0.04)	$0.04	$(0.17)	$(0.05)

Weighted average shares of stock options to purchase 2,152,759 and 2,191,672 shares of common stock for the three and nine months ended March 31, 2014 and 132,927 and 2,558,048 shares of common stock for the three and nine months ended March 31, 2013 were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 3. Related Party Notes Payable

	Maturity	Interest Rate	March 31, 2014	June 30, 2013
Related party notes payable	7/31/2013	8%	$—	$2,897

We had an interest-bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the loan agreement with Mr. Roy. Pursuant to Amendment No.1 and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which included $109,000 of interest for the 90 day extension. The Face Amount of $5.6 million reflected the reduced interest rate on the Note of 8% beginning April 1, 2012 prior to which the interest rate was 12%; and (iii) the Company could prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

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

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed to Mr. Roy and terminated the loan agreement. Interest expense on the related party notes was $0 and $56,000, respectively, for the three months ended March 31, 2014 and 2013. Interest expense on the related party notes was $19,000 and $278,000, respectively, for the nine months ended March 31, 2014 and 2013.

Note 4. Bank Borrowings

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, or Comerica, as may be amended from time to time. Our obligations under the Comerica Credit Facility are collateralized by a lien on our assets. In addition, Mr. Roy subordinated his security interests to those of Comerica pursuant to a Subordination Agreement dated as of June 27, 2011. The Comerica Credit Facility also provided $5.0 million to pay off obligations associated with our related parties, or the Comerica Term Loan, bears interest at a rate of prime plus 1.0% per annum, and is payable in 36 equal monthly payments of principal and interest with a maturity date of June 15, 2014. There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain a liquidity to debt ratio of at least 1.50 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. As of March 31, 2014 we were in compliance with the covenants. Additionally, we account for the $1.0 million minimum cash balance as non-current restricted cash as the funds are not available for immediate withdraw or use and the term of the borrowing arrangement is more than 12 months. The Comerica Credit Facility also required Mr. Roy’s remaining related party debt to be repaid or converted to equity by the end of December 2011. Pursuant to an Amendment to the Loan and Security Agreement entered into on December 28, 2011, the time period in which Mr. Roy’s remaining related party debt to be repaid or converted to equity was extended to June 30, 2012. On June 28, 2012, we entered into another amendment that further extended the maturity date to July 31, 2013. In addition, Mr. Roy entered into an Affirmation of Subordination Agreement with Comerica, under which Mr. Roy acknowledged our execution of the Second Amendment and affirmed his obligations under the Subordination Agreement with Comerica dated June 27, 2011.

On December 28, 2012, we entered into a Third Amendment to Loan and Security Agreement with Comerica, which amended the Second Loan and Security Agreement, entered into by the Company and the Bank on June 28, 2012. Subject to and upon the terms and conditions of the Loan Amendment, the Bank agreed to make a term loan to the Company in one disbursement in the amount of $3.0 million, which the Company was obligated to use to pay down indebtedness owed to Mr. Roy. As of March 31, 2014 and June 30, 2013, the amount outstanding under the Comerica Term Loans was $2.7 million and $4.7 million, respectively.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2013 and in the three and nine months ended March 31, 2014.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2014 and June 30, 2013. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of March 31, 2014		As of June 30, 2013
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash, cash equivalent and restricted cash:
Money market funds	$4,321	$4,321	$10,016	$10,016
Total assets	$4,321	$4,321	$10,016	$10,016

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of March 31, 2014 and June 30, 2013, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 8. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three and nine months ended March 31, 2014 and 2013, there were no shares repurchased.

Note 9. Subsequent Events

On April 30, 2014, we entered into the Fourth Amendment to Loan and Security Agreement (the “Amendment”) with Comerica, which amends the Comerica Credit Facility entered into by the Company and Comerica on June 27, 2011, as amended. Pursuant to the Amendment and subject to the terms and conditions contained therein, Comerica approved a loan of $3.0 million dollars for working capital as well as a revolving line of credit to the Company in the amount of up to $7.0 million dollars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of the words such as “expects”, “aims”, “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential”, ”projects”, “seeks” “assumes”, “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; our ability to develop and expand strategic and third party distribution channels; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; the effect of any future changes to our sales organization on our revenue growth rate; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the expenses associated with new data centers, additional data center capacity, real estate and office facilities space; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of the voluntary change in our accounting policy on our ability to compare our financial results with our industry peers; the effect of changes to management judgments and estimates; risks associated with the uncertainty of pending litigation; the result of our failure to comply with the covenants under the Comerica Loan; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2014 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of March 31, 2014, unbilled deferred revenue decreased to $15.7 million, from approximately $24.8 million as of June 30, 2013.

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 23, 2013 and determined that there were no significant changes to our critical accounting policies in the nine months ended March 31, 2014.

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

Subscription and Support Revenue

Cloud Revenue

Cloud services revenue consists of fees from customers subscribing to our cloud-based service offerings. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of one or two years and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud services agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under “Professional Services Revenue.” If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term License Revenue

Term license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more products up to a specific license volume. Certain of our license agreements specify that customers can exceed pre-determined base volume levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract.

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

License Revenue

License revenue includes perpetual licenses  sold to customers to use our software in conjunction with related maintenance and support services. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases, cloud services.

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 6% and 15% for the three months ended March 31, 2014 and 2013, respectively. License sales to resellers as a percentage of total revenue were approximately 8% and 7% for the nine months ended March 31, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of March 31, 2014, deferred revenue decreased to $15.8 million, compared to $19.7 million at June 30, 2013.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	59%	54%	59%	57%
License	14%	26%	18%	20%
Professional services	27%	20%	23%	23%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	12%	9%	12%	10%
Cost of license	0%	0%	0%	0%
Cost of professional services	21%	21%	22%	22%
Total cost of revenue	33%	30%	34%	32%
Gross profit	67%	70%	66%	68%
Operating expenses:
Research and development	15%	13%	14%	15%
Sales and marketing	48%	39%	48%	43%
General and administrative	8%	12%	11%	12%
Total operating expenses	71%	64%	73%	70%
Income (loss) from operations	(4)%	6%	(7)%	(2)%

Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Subscription and support	10,608	8,346	2,262	27%	30,320	23,326	6,994	30%
License	2,519	4,098	(1,579)	(39)%	9,422	8,237	1,185	14%
Professional services	4,899	3,016	1,883	62%	11,631	9,357	2,274	24%
Total revenue	$18,026	$15,460	$2,566	17%	$51,373	$40,920	$10,453	26%

Total revenue increased 17% to $18.0 million in the quarter ended March 31, 2014 from $15.5 million in the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2014 increased 26% to $51.4 million, compared to $40.9 million in the same period last year. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 27% to $10.6 million in the quarter ended March 31, 2014 from $8.3 million in the comparable year-ago quarter. Subscription and support revenue for the nine months ended March 31, 2014 increased 30% to $30.3 million, compared to $23.3 million in the same period last year. The increase in subscription and support revenue was primarily due to the expansion within our current customer base and new cloud contracts. License revenue decreased 39% to $2.5 million in the quarter ended March 31, 2014 from $4.1 million in the comparable year-ago quarter. License revenue for the nine months ended March 31, 2014 increased 14% to $9.4 million, compared to $8.2 million in the same period last year.  Professional services revenue increased 62% to $4.9 million in the quarter ended March 31, 2014 from $3.0 million in the comparable year-ago quarter. Professional services revenue for the nine months ended March 31, 2014 increased 24% to $11.6 million, compared to $9.4 million in the same period last year. The increase in professional services revenue was primarily due to the professional services for cloud arrangements which we determined to have value to the customer on a standalone basis as of July 1, 2013 and therefore are accounted for separately. When accounted for separately, these professional services revenues would generally be recognized as the services are rendered. Prior to this, professional services revenue for cloud arrangements were recognized ratably over the longer of the remaining contractual period or the average estimated life of the customer cloud relationship, once the cloud has gone live or system ready.

Revenue in Europe and Asia Pacific increased 39% to $8.5 million in the quarter ended March 31, 2014 from $6.1 million in the comparable year-ago quarter. Revenue in Europe and Asia Pacific for the nine months ended March 31, 2014 increased 42% to $23.9 million from $16.9 million in the same period last year.  The increase in revenue outside of the Americas demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $581,000 in total revenue for the three months ended March 31, 2014 as compared to the comparable year-ago quarter. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $594,000 in total revenue for the nine months ended March 31, 2014 as compared to the same period last year. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Subscription and support	$2,238	$1,355	$883	65%	$6,160	$3,959	$2,201	56%
License	28	34	(6)	(18)%	80	125	(45)	(36)%
Professional services	3,716	3,180	536	17%	11,111	9,095	2,016	22%
Total cost of revenue	$5,982	$4,569	$1,413	31%	$17,351	$13,179	$4,172	32%
Percentage of total revenue	33%	30%			34%	32%
Gross margin	67%	70%			66%	68%

Total cost of revenue increased 31% to $6.0 million in the quarter ended March 31, 2014 from $4.6 million in the comparable year-ago quarter. Total cost of revenue represented 33% and 30% of total revenue in the quarters ended March 31, 2014 and 2013, respectively. The change was primarily due to increases of (i) $1.0 million in personnel and personnel-related expenses; (ii) $376,000 in cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $52,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee partially offset by decreases of (i) $11,000 in outside consulting and (ii) $7,000 in license related expenses. Gross margin for the quarter ended March 31, 2014 was 67% compared to 70% in the comparable year-ago quarter.

Total cost of revenue for the nine months ended March 31, 2014 increased $4.2 million, or 32%, compared to the same period last year. The change was primarily due to increases of (i) $3.1 million in personnel and personnel-related expenses; (ii) $1.0 million in cloud related expenses such as hosted network and lease costs paid to remote co-location centers; (iii) $171,000 in outside consulting partially offset by decreases of (i) $88,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $46,000 in license related expenses. Gross margin for the nine months ended March 31, 2014 and 2013 was 66% compared to 68% in the same period last year.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Research and development	$2,668	$2,101	$567	27%	$7,164	$6,193	$971	16%
Percentage of total revenue	15%	13%			14%	15%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development for the three months ended March 31, 2014 increased 27% to $2.7 million, compared to $2.1 million for the comparable year-ago quarter. The change was primarily due to an increase of (i) $616,000 in personnel and personnel-related expenses and (ii) $27,000 in outside consulting services partially offset by a decrease of $77,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 15% and 13% for the quarters ended March 31, 2014 and 2013, respectively.

Research and development costs for the nine months ended March 31, 2014 increased $971,000, or 16%, compared to the same period last year. The change was primarily due to an increase of $1.3 million in personnel and personnel-related expenses partially offset by decreases of (i) $223,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $88,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 14% and 15% for the nine months ended March 31, 2014 and 2013, respectively.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Sales and marketing	$8,628	$6,027	$2,601	43%	$24,640	$17,522	$7,118	41%
Percentage of total revenue	48%	39%			48%	43%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 43% to $8.6 million in the quarter ended March 31, 2014 from $6.0 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $2.6 million in personnel and personnel-related expenses of which $197,000 relates to sales commissions; (ii) $188,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $127,000 in marketing programs and public relations; and (iv) $26,000 from outside consulting services partially offset by a decrease of $348,000 in third party partner fees. Total sales and marketing expense as a percentage of total revenue was 48% and 39% for the quarters ended March 31, 2014 and 2013, respectively.

Sales and marketing expense for the nine months ended March 31, 2014 increased $7.1 million, or 41%, compared to the same period last year. The change was primarily due to increases of (i) $6.8 million in personnel and personnel-related expenses of which $524,000 relates to sales commissions; (ii) $593,000 in marketing programs and public relations; (iii) $196,000 from outside consulting services; and (iv) $194,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee partially offset by a decrease of $672,000 in third party partner fees. Total sales and marketing expense as a percentage of total revenue was 48% and 43% for the nine months ended March 31, 2014 and 2013, respectively.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
General and administrative	$1,436	$1,852	$(416)	(22)%	$5,572	$4,929	$643	13%
Percentage of total revenue	8%	12%			11%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 22% to $1.4 million in the quarter ended March 31, 2014 from $1.9 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $201,000 in personnel and personnel-related expense; (ii) 171,000 from outside consulting services and (iii) $121,000 in bad debt expense partially offset by increases of (i) $37,000 in legal expenses (ii) $31,000 in accounting, investor relations and other outside consulting related expenses and (iii) $9,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total general and administrative expense as a percentage of total revenue was 8% and 12% for the quarters ended March 31, 2014 and 2013, respectively.

General and administrative expense for the nine months ended March 31, 2014 increased $643,000, or 13%, compared to the same period last year. The change was primarily due to increases of (i) $612,000 in legal expenses and (ii) $521,000 in personnel and personnel-related expense partially offset by decreases of (i) $290,000 in one-time charges related to the secondary offering of shares of our common stock incurred in March 2013; (ii) $190,000 in accounting, investor relations and other outside consulting related expenses and (iii) $11,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 11% and 12% for the nine months ended March 31, 2014 and 2013, respectively.

Income (loss) from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Income (loss) from operations	$(688)	$911	$(1,599)	(176)%	$(3,354)	$(903)	$(2,451)	271%
Operating margin	(4)%	6%			(7)%	(2)%

Loss from operations in the quarter ended March 31, 2014 was $688,000 which included $470,000 of stock-based compensation expenses compared to income from operations of $911,000 which included $225,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 4% negative operating margin in the quarter ended March 31, 2014, compared to a 6% operating margin in the comparable year-ago quarter.

Loss from operations for the nine months ended March 31, 2014 was $3.4 million which included $1.2 million of stock-based compensation expense. During the same period last year, loss from operations was $903,000 which included $810,000 of stock-based compensation expense. We recorded a 7% negative operating margin, compared to a 2% negative operating margin in the same period last year.

Interest Expense, Net

Interest expense consists of interest on our related party notes payable and bank borrowings. Interest expense, net was $17,000 and $146,000 in the three and nine months ended March 31, 2014 compared to $99,000 and $376,000 in the three and nine months ended March 31, 2013. The decrease in interest expense primarily relates to the repayment of related party debt in July 2013.

Other Income (Expense), Net

Other income (expense), net primary consists of exchange rate gain/loss on foreign currency transactions. Other expense was $77,000 and $355,000 for the three and nine months ended March 31, 2014 compared to other income of $256,000 and $306,000 for the three and nine months ended March 31, 2013.

Income Tax Provision

The income tax expenses primarily relate to foreign and state income tax expense. We recorded an income tax provision of $225,000 and $373,000 for the three and nine months ended March 31, 2014 compared to $38,000 and $240,000 for the three and nine months ended March 31, 2013.

Liquidity and Capital Resources

Overview

As of March 31, 2014 our cash and cash equivalents and restricted cash were $8.8 million and our negative working capital was $4.5 million compared to cash and cash equivalents and restricted cash of $17.2 million and working capital of $2.0 million as of June 30, 2013. As of March 31, 2014, our deferred revenue was $15.8 million compared to $19.7 million on June 30, 2013.

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

Cash Flows

Net cash used in operating activities was $2.5 million for the nine months ended March 31, 2014 compared to cash provided by operating activities of $9.0 million in the comparable year-ago period. The decrease was primarily due a net loss of $4.2 million for the nine months ended March 31, 2014 compared to a net loss of $1.2 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, stock-based compensation, and changes in working capital accounts specifically, decreases in deferred revenue, accounts receivable and accrued liabilities.

Net cash used in investing activities was $1.6 million during the nine months ended March 31, 2014 and $1.2 million during the comparable year-ago period. The net cash used in investing activities during the nine months ended March 31, 2014 and 2013 primarily related to purchase of computer equipment for new employees and computer hardware to support the growth in our cloud business.

Net cash used in financing activities was $4.5 million during the nine months ended March 31, 2014 and $718,000 during the comparable year-ago period. Net cash used in financing activities for the nine months ended March 31, 2014 included the repayment of $2.9 million on related party notes, repayment of $2.0 million of existing bank borrowings and $119,000 principal payment on a capital lease obligation partially offset by net proceeds of $557,000 on the exercise of stock options. Net cash used in financing activities for the nine months ended March 31, 2013 included the repayment of $3.0 million on related party notes, repayment of $1.3 of existing bank borrowings partially offset by net proceeds of $3.0 million from new bank borrowings and $532,000 on the exercise of stock options.

Commitments

There was no significant change to our contractual obligations since June 30, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014 we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There was no significant change since June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at March 31, 2014 totaled approximately $13.3 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the nine months ended March 31, 2014, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

—	general economic and business conditions;
—	currency exchange rate fluctuations;
—	the overall demand for enterprise software and services;
—	customer acceptance of cloud-based solutions;
—	governmental budgetary constraints or shifts in government spending priorities; and
—	general political developments.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Avaya, Inc., Genesys Telecommunications, LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc. and similar companies that may attempt to sell customer engagement software to their installed base.

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

We derived 47% and 39% of our revenue from international sales for the quarters ended March 31, 2014 and 2013, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

—	general economic conditions in each country or region in which we do or plan to do business;
—	foreign currency fluctuations and imposition of exchange controls;
—	expenses associated with complying with differing technology standards and language translation issues;
—	difficulty and costs in staffing and managing our international operations;
—	difficulties in collecting accounts receivable and longer collection periods;
—	health or similar issues, such as a pandemic or epidemic;
—	various trade restrictions and tax consequences;
—	hostilities in various parts of the world; and
—	reduced intellectual property protections in some countries.

As of March 31, 2014, approximately 49% of our workforce was employed in India. Of these employees, 33% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

—	demand for our software and budget and spending decisions by information technology departments of our customers;
—	the mix of cloud and license transactions;
—	seasonal trends in technology purchases;
—	our ability to attract and retain customers;
—	product offerings and pricing of our competitors; and
—	litigation relating to our intellectual proprietary rights.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of March 31, 2014 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations due to factors such as the following:

—	concerns related to liquidity of our stock;
—	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;

—	announcements of technological innovations and/or the introduction of new services by us or our competitors;
—	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
—	conditions and trends in the Internet and other technology industries; and
—	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 40.4% of our outstanding capital stock as of our record date, March 31, 2014. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

—	recognition of revenue;
—	contingencies and litigation; and
—	accounting for income taxes.

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

—	enhance the features and performance of our services;
—	develop and offer new services that are valuable to companies doing business online as well as Internet users; and
—	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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

There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of $1.0 million and we must maintain liquidity to debt ratio of at least 2.0 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. If our access to credit were restricted in this way, our operations would suffer and negatively impact our business.

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

There were no repurchased shares of stock in the quarter ended March 31, 2014.

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: May 9, 2014	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements

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