Form 10-K
period 2014-06-30
EGAIN Corp
filed 2014-09-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35314

eGain Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1252 Borregas Avenue, California 94089	(408) 636-4500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2013, was approximately $158.3 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 9, 2014
Common Stock $0.001 par value	25,481,643

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders.

eGAIN CORPORATION

TABLE OF CONTENTS

2014 FORM 10-K

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the result of our failure to comply with the covenants under the Comerica Loan; statements referring to the Company’s recent acquisition; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between subscription and license transactions when compared with management’s projections; the anticipated revenue to us from the Cisco Partnership; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A “Risk Factors” in this report. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

•

Reduce total cost of ownership through an open architecture, integration adapters, and scalable design. Our solution is designed to easily integrate with business data and processes residing in legacy systems and other enterprise data sources. By integrating “out of the box” solutions with leading business applications, our platform allows clients to leverage existing data, content, and communication assets.

•

Offer rapid time to value through flexible deployment options. Our solution can be deployed in a number of ways, including in the cloud, on-site, or as a managed service. In addition, we offer eGain Solution-as-a-Service™, or SLaaS™, a package that enables clients to use our solution without a long-term contract or upfront implementation fee. Moreover, our clients have the flexibility to move from one deployment model to another when they need a change.

Products and Services

eGain  Suite

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

Social Applications

•

eGain Social™ is an application for social customer service knowledge harvesting and single-sourced social publishing, and reputation management. It enables businesses to monitor social networks such as Facebook, Twitter and blogs for customer queries, analyze their content, analyze search results for sentiment, route them intelligently, and post responses privately or back to the social cloud in media appropriate format.

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

•

eGain Virtual Assistant™ enables businesses to offer text and speech chat interactions with one or more virtual assistants (chatbots). Multilingual, as well as emotionally and culturally intelligent, the eGain virtual assistants are capable of understanding natural language. They can be deployed on websites and mobile devices and support seamless integration with assisted chat channels.

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

Cloud Operations

We serve our customers and end users from several secure data centers worldwide. Physical security features at these facilities include 24x7 on-site security, three physical barriers and multiple access controls. The systems at these facilities are protected by firewalls and encryption technology we utilize. Operational redundancy features include redundant power, on-site backup generators, multiple carrier entrance facilities, and robust environmental controls and monitoring.

We employ a wide range of security features, including two-factor authentication, data encryption, encoded session identifications and passwords. We contract with specialized security vendors to conduct regular security audits of our infrastructure. We also employ outside vendors for 24x7 managed network security and monitoring. Every page we serve is delivered encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption in our storage systems and backup technology.

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

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large enterprises (over $500 million in annual revenue). For the fiscal year ended June 30, 2014, international revenue accounted for 45% and domestic revenue for 55% of total revenue, compared to 40% and 60% respectively for fiscal year 2013 and 44% and 56% respectively for fiscal year 2012.

There were two different customers that accounted for 16% and 10% of total revenue in fiscal year 2014. Two different customers accounted for 18% and 10% of total revenue in fiscal years 2013 and 2012, respectively.

Competition

We compete with other application software vendors including Avaya, Inc., Genesys Telecommunications,  Live Person, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, and Salesforce.com, Inc. that may attempt to sell customer engagement software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services.

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

As of fiscal year ended June 30, 2014, there were 189 employees engaged in worldwide sales and marketing activities.

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

As of fiscal year ended June 30, 2014, we had 191 professionals providing worldwide services for systems installation, solutions development, application management, and education.

Customer Success

We offer a comprehensive collection of support services designed to rapidly respond to inquiries. Our technical support services are available to customers worldwide under maintenance agreements. Our customer success strategy is to provide dedicated customer support account managers for large enterprise customers. The customer success team uses eGain’s own software suite to provide world-class service to all our customers through support centers located in California, the United Kingdom, and India.

As of fiscal year ended June 30, 2014, there were 49 employees engaged in worldwide customer support services.

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

In addition, we continuously analyze market and customer requirements and evaluate technology that we believe will enhance platform acceptance in the market. As a result of this process, we acquired Exony Limited in August 2014.

As of fiscal year ended June 30, 2014, there were 158 employees engaged in worldwide product development activities. We spent approximately $10.0 million on research and development in fiscal year 2014, and $8.4 million and $6.1 million, respectively, in fiscal years 2013 and 2012.

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

Employees

As of fiscal year ended June 30, 2014, we had 681 full-time employees, of which 158 were in product development, 274 in services and support, 189 in sales and marketing, and 60 in finance and administration.

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

The global economic climate continues to influence our business such as, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our hybrid revenue model may affect our operating results.

We have a hybrid delivery model meaning that we offer our solutions on a subscription or perpetual license basis to our customers. For perpetual license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. Whereas, for subscription transactions, the revenue is recognized ratably over the term of the contract, which is typically one to two years. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and subscriptions transactions. This could be exacerbated as more customers select our subscription solution over our perpetual licensed solution; causing us to increase the amount of revenue recognized ratably over the life of the contract therefore resulting in a decrease in our total revenue in the short-term.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2015 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

Failure to comply with covenants in our loan facility may restrict our access to credit which could negatively impact our operations

There are a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we are required to maintain a minimum cash balance of seventy percent (70%) of our consolidated cash at Comerica and we must maintain a liquidity to debt ratio of at least 2.00 to 1.00. If we fail to comply with our covenants, Comerica can declare any outstanding amounts immediately due and payable and stop extending credit to us. If our access to credit were restricted in this way, our operations would suffer and negatively impact our business.

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

A number of factors are likely to cause fluctuations in our operating results, including, but not limited to, the following:

•	demand for our software and budget and spending decisions by information technology departments of our customers;
•	the mix of subscription and perpetual license transactions;
•	seasonal trends in technology purchases;
•	our ability to attract and retain customers;
•	product offerings and pricing of our competitors; and
•	litigation relating to our intellectual proprietary rights.

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

As we acquire companies or technologies, we may not realize the expected business benefits, the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operations.

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In August 2014, we acquired Exony Ltd. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in and the cost of integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies at the acquired company;

•	challenges caused by distance, language and cultural differences;

•

in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries; and

•	the tax effects of any such acquisitions.

In addition, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of repayment obligations related to the incurrence of indebtedness which could affect the market price of our common stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business operations and prospects may be seriously harmed.

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

We derived 45% of our revenue from international sales for the fiscal year 2014 compared to 40% for the fiscal year 2013, and 44% for fiscal year 2012. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2014, approximately 49% of our workforce was employed in India. Of these employees, 33% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our customers have in the past experienced some interruptions with eGain cloud operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet-wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

We do maintain a business continuity plan for our customers in the event of an outage. We maintain other co-locations for the purposes of disaster recovery as well as maintaining back up’s of our customer’s information. We provide premium disaster recovery and standard disaster recovery to our customers.  If a customer opts not to pay for premium disaster recovery, we will only assure that their data is available within 72 hours. This delay could cause severe disruptions to our customers’s customers and may result in our customers termination of our solutions.  Our premium disaster recovery service provides for an alternative data center and a return to operations within one business day.

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

Our products may infringe issued patents that may relate to our products because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 41% of our outstanding capital stock as of our record date, September 9, 2014. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers expect us to meet voluntary certification or other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our subscription solution.

Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could harm our business.

Our customers and potential customers do business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If in the future we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business.

In some cases, industry-specific laws, regulations or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer interactions across multiple channels, including Web, phone, email, print and in-person. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for customer engagement software is rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties:

Location	Principal Use	Approximate Square Footage	Lease Expiration Date
Sunnyvale, California	Corporate Headquarters	20,640	2022
Pune, India	Corporate Offices	33,262	2017
Noida, India	Corporate Offices	11,755	2018
Slough, England	Corporate Headquarters	14,173	2016

ITEM 3.	LEGAL PROCEEDINGS

On May 20, 2013, we filed suit against Pragmatus Telecom, LLC (“Pragmatus”) in the United States District of Delaware seeking a declaratory judgment that our products and services do not infringe directly or indirectly three patents purportedly owned by Pragmatus and that the claims of the Pragmatus patents are invalid. Pragmatus previously asserted these patents against certain of our customers. Discovery continues and the matter is currently pending.

On May 17, 2013, we filed suit against Lodsys Group, LLC (“Lodsys”) in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that our products and services do not infringe directly or indirectly two patents purportedly owned by Lodsys and that the claims of the Lodsys patents are invalid. Lodsys previously asserted these patents against certain of our customers. The matter was settled on December 18, 2013. We entered into a settlement agreement which among other items provides a license to the Lodsys patents.

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

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s common stock as reported by the NASDAQ Stock Market LLC.

Year Ended June 30, 2014	High	Low
First Quarter	$15.70	$9.31
Second Quarter	$15.75	$9.89
Third Quarter	$11.04	$6.95
Fourth Quarter	$7.49	$5.75
Year Ended June 30, 2013
First Quarter	$5.47	$4.24
Second Quarter	$4.87	$3.72
Third Quarter	$9.06	$4.20
Fourth Quarter	$9.82	$7.32

(b) Holders

As of September 9, 2014, there were approximately 233 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 3,700 beneficial stockholders of our common stock as of September 9, 2014.

(c) Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
1998 Stock Plan	91,568	$0.66	—
2005 Stock Incentive Plan	1,632,435	$4.96	200,624
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	21,180	$0.68	—
2005 Management Stock Option Plan	537,207	$2.92	352,481
Total	2,282,390	$4.27	553,105

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

(e) Issuer Repurchases of Equity Securities

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2014 and 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share information)
Revenue
Subscription and support	$40,477	$32,281	$23,594	$20,040	$16,617
License	14,800	12,853	11,067	17,371	7,389
Professional services	14,985	13,755	8,703	6,654	5,871
Total revenue	70,262	58,889	43,364	44,065	29,877
Cost of subscription and support	8,518	5,495	5,363	5,273	4,492
Cost of license	104	151	(39)	34	168
Cost of professional services	14,840	12,360	8,112	5,609	5,048
Total cost of revenue	23,462	18,006	13,436	10,916	9,708
Gross profit	46,800	40,883	29,928	33,149	20,169
Operating Expenses
Research and development	9,963	8,419	6,132	5,551	5,510
Sales and marketing	33,367	24,434	20,086	14,071	10,184
General and administrative	7,529	6,787	5,743	3,974	3,211
Total operating expenses	50,859	39,640	31,961	23,596	18,905
Income / (loss) from operations	(4,059)	1,243	(2,033)	9,553	1,264
Interest expense, net	(181)	(483)	(722)	(1,230)	(1,123)
Other income / (expense), net	(415)	303	(677)	245	(67)
Income / (loss) before income tax provision	(4,655)	1,063	(3,432)	8,568	74
Income tax provision	(591)	(379)	(390)	(196)	(159)
Net income / (loss)	$(5,246)	$684	$(3,822)	$8,372	$(85)
Per share information
Basic net income / (loss) per common share	$(0.21)	$0.03	$(0.16)	$0.37	$(0.00)
Diluted net income / (loss) per common share	$(0.21)	$0.03	$(0.16)	$0.34	$(0.00)
Weighted average shares used in computing basic net income / (loss) per common share	25,353	24,780	24,329	22,709	22,180
Weighted average shares used in computing diluted net income / (loss) per common share	25,353	26,089	24,329	24,289	22,180
Below is a summary of stock - based compensation included in the costs and expenses above:
Cost of revenues	$280	$121	$77	$32	$35
Research and development	$386	$261	$180	$52	$78
Sales and marketing	$464	$360	$274	$46	$49
General and administrative	$397	$339	$325	$88	$82

	June 30,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$8,815	$17,235	$10,946	$13,096	$5,733
Working capital	$(1,885)	$2,021	$2,860	$4,251	$(490)
Total assets	$32,647	$43,536	$27,943	$28,727	$15,958
Deferred revenue	$13,713	$19,736	$8,083	$5,824	$5,103
Long-term debt	$4,208	$2,000	$7,230	$3,333	$8,752

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal year 2014, we recorded annual revenue of $70.3 million and loss from operations of $4.1 million, compared to annual revenue of $58.9 million and income from operations of $1.2 million in fiscal year 2013. The year-over-year increase in total revenue was primarily driven by the 36% increase in subscription revenue as our business has shifted more toward a cloud delivery model. Subscription and support revenue was $40.5 million in fiscal year 2014, an increase of 25% from fiscal year 2013. Professional services revenue was $15.0 million in fiscal year 2014, an increase of 9% from fiscal year 2013. Cash used in operations was $4.7 million for fiscal year 2014, compared to cash provided by operations of $10.0 million for fiscal year 2013.

Based upon the strong increase in the demand for our products and services we continued to increase our investment in sales and marketing and expand our distribution capability during fiscal year 2014. If the demand continues for our products and services, we intend to continue to increase our sales and marketing investments and the expansion of distribution capability in fiscal year 2015. In addition, we intend to make further investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. Due to fluctuations in our business, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance, but we anticipate an increase in revenue in fiscal year 2015.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2014, unbilled deferred revenue decreased to $22.6 million, down from approximately $24.8 million as of June 30, 2013.

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

License Revenue

License revenue consists of perpetual license rights sold to customers to use our software in conjunction with related maintenance and support services If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases cloud services.

License sales to resellers as a percentage of total revenue were approximately 11%, 6% and 2% in fiscal years 2014, 2013 and 2012, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction. These include items such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We determined at or around July 1, 2013 that we had established standalone value for consulting and implementation services. This was primarily due to the change in our business focus, the growing number of partners we trained and certified to perform these deployment services and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to consulting and implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning July 1, 2013 when the standalone value was established for those professional services.

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

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. In June 30, 2014, deferred revenue decreased to $13.7 million, compared to $19.7 million at June 30, 2013.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2014, 2013 and 2012 and found no impairment.

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

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2014, we had a valuation allowance of approximately $74.1 million of which approximately $69.2 million was attributable to U.S. and state net operating losses and research and development credit carryforwards.

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

	2014	2013	2012
Revenue:
Subscription and support	58%	55%	54%
License	21%	22%	26%
Professional services	21%	23%	20%
Total revenue	100%	100%	100%
Cost of subscription and support	12%	10%	12%
Cost of license	0%	0%	0%
Cost of professional services	21%	21%	19%
Total cost of revenue	33%	31%	31%
Gross profit	67%	69%	69%
Operating Expenses:
Research and development	14%	14%	14%
Sales and marketing	48%	41%	47%
General and administrative	11%	12%	13%
Total operating expenses	73%	67%	74%
Income / (loss) from operations	(6)%	2%	(5)%

Revenue

Total revenue, which consists of subscription and support, license and professional services revenue, was $70.3 million, $58.9 million, and $43.4 million, in fiscal years 2014, 2013, and 2012, respectively.

In fiscal year 2014, total revenue increased 19% or $11.4 million, from the prior year. Our international sales accounted for approximately 45% of total revenue in fiscal year 2014, an increase from 40% of total revenue in fiscal year 2013. The impact of the foreign exchange fluctuation between the U.S. dollar, the Euro and British pound in total revenue was $1.3 million in fiscal year 2014 and was minimal in fiscal year 2013. There were two different customers that accounted for 16% and 10% of total revenue in fiscal year 2014. Two different customers accounted for 18% and 10% of total revenue in fiscal years 2013 and 2012, respectively.

Subscription and Support Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Revenue
Cloud	$26,010	$19,056	$11,196	$6,954	36%	$7,860	70%
Maintenance and support	$14,467	$13,225	$12,398	$1,242	9%	$827	7%
Total subscription and support revenue	$40,477	$32,281	$23,594	$8,196	25%	$8,687	37%
Percentage of total revenue	58%	55%	54%

Subscription and support revenue includes cloud and software maintenance and support revenue. Subscription and support revenue was $40.5 million, $32.3 million, and $23.6 million in fiscal years 2014, 2013, and 2012, respectively. This represented an increase of 25% or $8.2 million, in fiscal year 2014 compared to fiscal year 2013 and an increase of 37%, or $8.7 million, in fiscal year 2013 compared to fiscal year 2012. Subscription and support revenue represented 58%, 55%, and 54% of total revenue for the fiscal years 2014, 2013 and 2012, respectively.

Cloud revenue was $26.0 million, $19.1 million and $11.2 million in fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 36%, or $7.0 million in fiscal year 2014 compared to fiscal year 2013 and an increase of 70%, or $7.9 million, in fiscal year 2013 compared to fiscal year 2012.

The increase in fiscal year 2014 was primarily due to the increase in new cloud contracts from prior year enterprise customers that are recognized ratably over an average contractual term of 24 months. The impact from the foreign currency fluctuations on cloud revenue was an increase of $280,000 in fiscal year 2014.

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

Excluding the impact from any further foreign currency fluctuations, we expect cloud revenue to increase in fiscal year 2015 based upon current renewal rates for existing cloud customers and the projected levels of new cloud agreements.

Maintenance and support revenue consists of technical support and software upgrades and enhancements. Maintenance and support revenue was $14.5 million, $13.2 million and $12.4 million in fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 9% or $1.2 million in fiscal year 2014 compared to fiscal year 2013 and an increase of 7%, or $827,000 in fiscal year 2013 compared to fiscal year 2012.

Excluding the impact from any future foreign currency fluctuation, we expect maintenance and support revenue to increase in fiscal year 2015 based upon the current renewal rates for existing maintenance and support customers and the projected levels of new license sales.

License Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Revenue
License	$14,800	$12,853	$11,067	$1,947	15%	$1,786	16%
Percentage of total revenue	21%	22%	26%

License revenue was $14.8 million, $12.9 million, and $11.1 million in fiscal years 2014, 2013, and 2012, respectively. This represents an increase of 15% or $1.9 million, in fiscal year 2014 from fiscal year 2013, compared to an increase of 16% or $1.8 million, in fiscal year 2013 from fiscal year 2012. License revenue represented 21%, 22%, and 26% of total revenue for the fiscal years 2014, 2013, and 2012, respectively.

The increase in license revenue is primarily attributable to increased demand from new and existing customers. New license and support transactions in fiscal year 2014 included approximately $19.7 million from numerous transactions with an average deal size of $170,000. The impact from the foreign currency fluctuations on license revenue was an increase of $290,000 in fiscal year 2014.

New license and support transactions in fiscal year 2013 included approximately $7.6 million from five transactions with an average deal size of $1.5 million from new and existing customers. The impact from the foreign currency fluctuations on license revenue was minimal in fiscal year 2013.

Given the general unpredictability in the length of current sales cycles, the mix between cloud and license transactions, the uncertainty in the global economy and the volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods, but we anticipate total license revenue to increase in fiscal year 2015.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Revenue
Professional services	$14,985	$13,755	$8,703	$1,230	9%	$5,052	58%
Percentage of total revenue	21%	23%	20%

Professional services revenue was $15.0 million, $13.8 million and $8.7 million in fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 9%, or $1.2 million in fiscal year 2014 compared to fiscal year 2013 and an increase of 58%, or $5.1 million, in fiscal year 2013 compared to fiscal year 2012.

The increase in fiscal year 2014 was primarily due to the increase in demand for our services and increase in managed customers who migrated from on-premise to the cloud. The impact from the foreign currency fluctuations between the U.S. dollar and the British pound on professional services revenue was an increase of $395,000 in fiscal year 2014.

The increase in fiscal year 2013 was primarily due to the increase in demand for our services and increase in managed customers who migrated from on-premise to the cloud. The impact from the foreign currency fluctuations between the U.S. dollar and the British pound on professional services revenue was an increase of $202,000 in fiscal year 2013.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase in fiscal year 2015 based upon our current sales pipeline and current sales trend.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Cost of revenue	$23,462	$18,006	$13,436	$5,456	30%	$4,570	34%
Percentage of total revenue	33%	31%	31%
Gross margin	67%	69%	69%

Total cost of revenue was $23.5 million, $18.0 million and $13.4 million in fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 30%, or $5.5 million, in fiscal year 2014 compared to fiscal year 2013 and an increase of 34%, or $4.6 million, in fiscal year 2013 compared to fiscal year 2012.

Total cost of revenue as a percentage of total revenue was 33% for fiscal year 2014 and 31% for fiscal years 2013 and 2012.

The increase in fiscal year 2014 was primarily due to increases of (i) $4.0 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases, (ii) $1.2 million in cloud related expenses, (iii) $343,000 in outside consulting expense, and (iv) international subsidiaries’ expenses of approximately $78,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee partially offset by a decrease of $47,000 in license related expenses.

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

Gross margin was 67% in fiscal year 2014 and 69% for fiscal years 2013 and 2012.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of Subscription and Support

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Cost of subscription and support	$8,518	$5,495	$5,363	$3,023	55%	$132	2%
Percentage of subscription and support revenue	21%	17%	23%
Gross margin	79%	83%	77%

Cost of subscription and support revenue includes personnel costs for our cloud services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software, and lease costs paid to remote co-location centers.

Total cost of subscription and support revenue was $8.5 million, $5.5 million and $5.4 million in fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 55%, or $3.0 million, in fiscal year 2014 compared to fiscal year 2013 and an increase of 2%, or $132,000, in fiscal year 2013 compared to fiscal year 2012. Total cost of subscription and support revenue as a percentage of total subscription and support revenue was 21% (a gross margin of 79%) in fiscal year 2014 compared to 17% (a gross margin of 83%) in fiscal year 2013 and 23% (a gross margin of 77%) in fiscal year 2012.

The increase in cost of subscription and support revenue in fiscal year 2014 was primarily due to increases of (i) $1.8 million in personnel and personnel-related expenses, (ii) $1.2 million in cloud related expenses, and (iii) international subsidiaries’ expenses of approximately $52,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee partially offset by a decrease of $51,000 in outside consulting services.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of subscription and support revenue to increase in fiscal year 2015 and the gross margin to decrease when compared to fiscal year 2014, as we continue to invest in our cloud infrastructure.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
			(in thousands)
Cost of license	$104	$151	$(39)	$(47)	(31)%	$190	487%
Percentage of license revenue	1%	1%	0%
Gross margin	99%	99%	100%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $104,000, $151,000 and $(39,000) in fiscal years 2014, 2013 and 2012, respectively. This represented a decrease of 31%, or $47,000 in fiscal year 2014 compared to 2013 and an increase of 487%, or $190,000, in fiscal year 2013 compared to 2012. Total cost of license as a percentage of total license revenue was approximately 1% (a gross margin of 99%) in fiscal years 2014 and 2013 compared to 0% (a gross margin of 100%) in fiscal year 2012.

The decrease in cost of license in fiscal years 2014 was primarily due to decrease in third party royalties expense. The increase in cost of license in fiscal year 2013 was primarily due to increases in third party royalty expense.

We anticipate cost of license as a percentage of total license revenue to increase slightly in future periods.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Cost of professional services	$14,840	$12,360	$8,112	$2,480	20%	$4,248	52%
Percentage of professional services	99%	90%	93%
Gross margin	1%	10%	7%

Cost of professional services includes personnel costs for consulting services. Total cost of professional services was $14.8 million, $12.4 million and $8.1 million in fiscal years 2014, 2013, and 2012, respectively. This represented an increase of 20% or $2.5 million, in fiscal year 2014 compared to fiscal year 2013 and an increase of 52%, or $4.2 million, in fiscal year 2013 compared to fiscal year 2012. Total cost of professional services as a percentage of total professional services revenue was 99% (a gross margin of 1%) in fiscal year 2014 compared to 90% (a gross margin of 10%) in fiscal year 2013 and 93% (a gross margin of 7%) in fiscal year 2012.

The increase in cost of professional services in fiscal year 2014 was primarily due to increases of (i) $2.0 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (ii) $395,000 in outside consulting expenses, and (iii) international subsidiaries’ expenses of approximately $25,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase in absolute dollars and gross margin to remain relatively constant in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Research and development	$9,963	$8,419	$6,132	$1,544	18%	$2,287	37%
Percentage of total revenue	14%	14%	14%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $10.0 million, $8.4 million and $6.1 million in fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 18% or $1.5 million in the fiscal year 2014 compared to fiscal year 2013 and an increase of 37%, or $2.3 million, in fiscal year 2013 compared to fiscal year 2012. Total research and development expenses as a percentage of total revenue was 14% in the fiscal years 2014, 2013 and 2012.

The increase in research and development expense in fiscal year 2014 was primarily due to an increase of $1.9 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases partially offset by decreases of (i) international subsidiaries’ expenses of approximately $254,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee and (ii) $89,000 in outside consulting expenses.

The increase in research and development expense in fiscal year 2013 was primarily due to an increase of $2.6 million in personnel and personnel-related expenses from the increased headcount and Company-wide compensation increases partially offset by decreases of (i) international subsidiaries’ expenses of approximately $171,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee and (ii) $128,000 in outside consulting expenses.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to increase as a percentage of total revenue in fiscal year 2015 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Sales	$28,607	$21,053	$16,483	$7,554	36%	$4,570	28%
Marketing	$4,760	$3,381	$3,603	$1,379	41%	$(222)	(6)%
Total sales and marketing	$33,367	$24,434	$20,086	$8,933	37%	$4,348	22%
Percentage of total revenue	48%	41%	47%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $33.4 million, $24.4 million and $20.1 million in fiscal years 2014, 2013 and 2012 respectively. This represented an increase of 37%, or $8.9 million, in fiscal year 2014 compared to fiscal year 2013 and an increase of 22%, or $4.3 million, in fiscal year 2013 compared to fiscal year 2012. Total sales and marketing expenses as a percentage of total revenue was 48% in fiscal year 2014 compared to 41% in fiscal year 2013 and 47% in fiscal year 2012.

Total sales expense was $28.6 million for fiscal 2014, an increase of 36% or $7.6 million, from $21.1 million for fiscal year 2013. The increase in fiscal year 2014 was primarily due to increases of (i) $7.3 million in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) $520,000 in sales commission expense, and (iii) international subsidiaries’ expenses of approximately $533,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound, and (iv) $86,000 in outside consulting services partially offset by a decrease of $891,000 in third party partner fees.

Total marketing expenses was $4.8 million for fiscal 2014, an increase of 41% or $1.4 million, from $3.4 million for fiscal year 2013. The increase in fiscal year 2014 was primarily due to increases of (i) $749,000 in marketing programs expenses, (ii) $632,000 in personnel and personnel-related expenses, and (iii) $55,000 in outside consulting expenses partially offset by a decrease in international subsidiaries’ expenses of approximately $56,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Total marketing expenses was $3.4 million for fiscal 2013, a decrease of 6% or $222,000, from $3.6 million for fiscal year 2012. The decrease in fiscal year 2013 was primarily due to decreases of (i) $395,000 in marketing programs expenses, and (ii) international subsidiaries’ expenses of approximately $66,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, partially offset by increases of (i) $89,000 in other promotional costs, (ii) $78,000 in personnel and personnel-related expenses, and (iii) $72,000 in outside consulting expenses.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to decrease or remain relatively constant as a percentage of total revenue in fiscal year 2015.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
			(in thousands)
General and administrative	$7,529	$6,787	$5,743	$742	11%	$1,044	18%
Percentage of total revenue	11%	12%	13%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $7.5 million, $6.8 million and $5.7 million in the fiscal years 2014, 2013 and 2012, respectively. This represented an increase of 11% or $742,000 in fiscal year 2014 compared to fiscal year 2013 and an increase of 18%, or $1.0 million, in fiscal year 2013 compared to fiscal year 2012. Total general and administrative expenses as a percentage of total revenue was 11% in fiscal year 2014 compared to 12% in the fiscal year 2013 and 13% in fiscal year 2012.

The increase in fiscal year 2014 was primarily due to increases of (i) $529,000 in legal fees, (ii) $397,000 in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (iii) $49,000 in bad debt expense, and (iv) international subsidiaries’ expenses of approximately $16,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee partially offset by a decrease of $250,000 in other outside consulting expenses.

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

We anticipate general and administrative expenses to decrease as a percentage of total revenue in fiscal year 2015 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Cost of revenue	$280	$121	$77	$159	131%	$44	57%
Research and development	386	261	180	125	48%	81	45%
Sales and marketing	464	360	274	104	29%	86	31%
General and administrative	397	339	325	58	17%	14	4%
Total stock-based compensation	$1,527	$1,081	$856	$446	41%	$225	26%
Percentage of total revenue	2%	2%	2%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our board of directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense, as the underlying stock options vest. The increase of our stock-based compensation expense in fiscal 2013 was primarily due to the increased Company-wide headcount, increase in option grant activity and the increase in our stock price.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to increase in fiscal year 2015 based on our anticipated hiring and also, if the stock price increases.

Income / (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(in thousands)
Operating income / (loss)	$(4,059)	$1,243	$(2,033)	$(5,302)	(427)%	$3,276	(161)%
Operating margin / (loss)	(6)%	2%	(5)%

Loss from operations was $4.1 million in fiscal year 2014 compared to the income from operations of $1.2 million in fiscal year 2013 and loss from operations of $2.0 million in fiscal year 2012. We recorded an operating loss of 6% in fiscal year 2014 compared to an operating margin of 2% in fiscal year 2013 and operating loss of 5% in the fiscal year 2012.

The decrease in operating income (loss) in fiscal year 2014 was due to an increase in revenue of $11.4 million and an increase in total costs and operating expenses of $16.7 million. The increase in revenue was primarily due to an increase in cloud transactions. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was an increase of $1.3 million. The increase in total costs and operating expenses was primarily due to increases of (i) $14.8 million in personnel-related costs including an increase of $520,000 in sales commission, (ii) $1.0 million in cloud related expenses, (iii) $749,000 in marketing programs expenses, (iv) $532,000 in legal fees, (v) $318,000 in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (vi) $141,000 in accounting and other outside consulting expenses, and (vii) $49,000 in bad debt expense partially offset by decreases of (i) $891,000 in third party partner fees, and (ii) $47,000 in license related expenses.

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

Interest Expense, Net

Net interest expense was $181,000, $483,000 and $722,000 in fiscal years 2014, 2013 and 2012, respectively. This represents a decrease of 63% or $302,000 in fiscal year 2014, compared to fiscal year 2013 and a decrease of 33% or $239,000 in fiscal year 2013, compared to fiscal year 2012. Interest income was not significant in any year.

The decrease in interest expense in fiscal year 2014 and 2013 was primarily due to repayment of related party notes principal balance.

Other Income (Expense), Net

Other expense was $415,000 in fiscal year 2014, compared to other income of $303,000 in fiscal year 2013 and other expense of $677,000 in fiscal year 2012. Other expense and income in fiscal years 2014 and 2013 primarily included the foreign exchange loss and gain on international trade receivables.

Income Tax Provision

Income tax provision was $591,000, $379,000 and $390,000 in fiscal years 2014, 2013 and 2012, respectively. Income tax provision was primarily due to the income tax provision for foreign subsidiaries.

Related Party Transactions

We had an interest bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the Note agreement with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which includes $109,000 of interest for the 90 day extension. The face amount of $5.6 million reflected the reduced interest rate on the Note of 8% beginning April 1, 2012, prior to which the interest rate was 12%; and (iii) we could prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 29, 2012, we entered into Amendment No. 2 to the Note with Mr. Roy. Pursuant to the Amendment and subject to the terms and conditions contained therein, we agreed to extend the maturity date of the Note to July 31, 2013. We could prepay the Note in full or in part at any time prior to the maturity date without interest penalty. The interest expense on the related party notes was $19,000, $334,000 and $588,000 for fiscal years 2014, 2013 and 2012, respectively.

On July 31, 2013, we repaid the outstanding amounts of $2.9 million to Mr. Roy. Such amounts equaled $2.9 million.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2014 and 2013, our cash and cash equivalents was $8.8 million and $16.2 million, respectively. Our working capital was a negative $1.9 million at June 30, 2014, a decrease from working capital of $2.0 million at June 30, 2013. As of June 30, 2014, our deferred revenue was $13.7 million, compared to $19.7 million at June 30, 2013. Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $22.6 million at June 30, 2014, down from $24.8 million at June 30, 2013.

Based upon our fiscal year 2015 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash used by operating activities was $4.7 million in fiscal year 2014 compared to net cash provided by operating activities of $10.0 million in fiscal year 2013. In fiscal year 2014, net cash used by operating activities increased $14.7 million over fiscal year 2013 primarily due lower net income after adjusting for depreciation and amortization, amortization of deferred commissions, stock-based compensation, and changes in working capital accounts specifically, decreases in deferred revenue, accounts receivable and prepaid and other current assets.

Net cash provided by operating activities was $10.0 million in fiscal year 2013 compared to $1.0 million in fiscal year 2012. In fiscal year 2013, net cash provided by operating activities increased $9.0 million over fiscal year 2012 primarily due to higher net income after adjusting for depreciation and amortization, stock-based compensation, and changes in working capital accounts specifically, increases in deferred revenue, accounts receivable and deferred commissions.

Net cash used in investing activities was $1.8 million in fiscal year 2014 compared to $2.5 million in fiscal year 2013 and $1.2 million in 2012. Cash used in investing activities in fiscal year 2014 primarily related to purchases of equipment and software of $1.8 million to support the increase in investment for cloud infrastructure and equipment for new employees. Net cash used in investing activities in fiscal year 2013 primarily related to purchases of equipment and software of $2.5 million to support the increase in our cloud business and for new employees. Net cash used in investing activities in fiscal year 2012 primarily related to purchases of equipment and software of $1.8 million partially offset by $605,000 from the sale proceeds of short-term investments.

Net cash used in financing activities was $1.1 million in fiscal year 2014 compared to $936,000 in fiscal year 2013 and $2.4 million in 2012. Net cash used in financing activities in fiscal year 2014 primarily included the repayment of $2.9 million of related party notes, payments of $2.7 million on existing bank borrowings, and payments of $144,000 on capital lease obligations partially offset by proceeds from new bank borrowings of $3.0 million, proceeds from exercise of stock options of $578,000 and a $1.0 million decrease in restricted cash. Net cash used in financing activities in fiscal year 2013 primarily included the repayment of $3.0 million of related party notes, payments of $1.7 million on existing bank borrowings partially offset by proceeds from new bank borrowings of $3.0 million and proceeds from exercise of stock options of $730,000. Net cash used in financing activities in fiscal year 2012 primarily included payments of $1.7 million on existing bank borrowings, and increase of $1.0 million in restricted cash and payment of $28,000 on capital lease obligations partially offset by proceeds from exercise of stock options of $317,000.

Related Party Notes Payable and Bank Borrowings

On December 31, 2012, we used the proceeds from the new bank borrowings to make a $3.0 million partial repayment to Mr. Roy which reduced the remaining indebtedness to Mr. Roy to $2.8 million.

On July 31, 2013, we repaid the outstanding amounts of $2.9 million to Mr. Roy.

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

With the assistance of the independent third-party investigation firm and our bank, approximately $2.7 million was recovered and re-deposited to our bank account in March 2013. We filed an insurance claim for approximately $1.2 million of the remaining outstanding funds and had reported the pending insurance recovery net of a $25,000 deductible as a receivable from our insurance carrier under “Prepaid and other current assets” on our consolidated balance sheet as of June 30, 2013.

On September 6, 2013, we received insurance proceeds of $1.2 million for the pending claim we filed with our insurance carrier.

Commitments

The following table summarizes our contractual obligations as of June 30, 2014 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$10,551	$1,533	$3,351	$2,340	$3,327
Capital leases	$1,131	$456	$675	—	—
Bank borrowings	$5,000	$1,417	$3,000	$583	—
Cloud services	$1,483	$610	$873	—	—
Total	$18,165	$4,016	$7,899	$2,923	$3,327

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2014. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012
	(in thousands, except per share information)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$10,157	$10,608	$10,246	$9,466	$8,955	$8,346	$7,806	$7,174
License	5,378	2,519	3,065	3,838	4,616	4,098	3,426	713
Professional services	3,354	4,899	4,354	2,378	4,398	3,016	3,505	2,836
Total revenue	18,889	18,026	17,665	15,682	17,969	15,460	14,737	10,723
Cost of subscription and support	2,358	2,238	1,951	1,971	1,536	1,355	1,208	1,396
Cost of license	24	28	26	26	26	34	46	45
Cost of professional services	3,729	3,716	3,859	3,536	3,265	3,180	3,012	2,903
Total cost of revenue	6,111	5,982	5,836	5,533	4,827	4,569	4,266	4,344
Gross profit	12,778	12,044	11,829	10,149	13,142	10,891	10,471	6,379
Operating Expenses:
Research and development	2,799	2,668	2,390	2,106	2,226	2,101	2,142	1,950
Sales and marketing	8,727	8,628	8,617	7,395	6,912	6,027	5,946	5,549
General and administrative	1,957	1,436	1,930	2,206	1,858	1,852	1,570	1,507
Total operating expenses	13,483	12,732	12,937	11,707	10,996	9,980	9,658	9,006
Income / (loss) from operations	(705)	(688)	(1,108)	(1,558)	2,146	911	813	(2,627)
Interest expense, net	(35)	(17)	(37)	(92)	(107)	(99)	(136)	(141)
Other income / (expense), net	(60)	(77)	(18)	(260)	(3)	256	93	(43)
Income / (loss) before income tax	(800)	(782)	(1,163)	(1,910)	2,036	1,068	770	(2,811)
Income tax (provision)	(218)	(225)	(54)	(94)	(139)	(38)	(129)	(73)
Net income / (loss)	$(1,018)	$(1,007)	$(1,217)	$(2,004)	$1,897	$1,030	$641	$(2,884)
Per share information:
Basic net income / (loss) per common share	$(0.04)	$(0.04)	$(0.05)	$(0.08)	$0.08	$0.04	$0.03	$(0.12)
Diluted net income / (loss) per common share	$(0.04)	$(0.04)	$(0.05)	$(0.08)	$0.07	$0.04	$0.02	$(0.12)
Weighted average shares used in computing basic net income / (loss) per common share	25,462	25,418	25,356	25,178	25,050	24,889	24,670	24,516
Weighted average shares used in computing diluted net income / (loss) per common share	25,462	25,418	25,356	25,178	26,504	26,373	26,099	24,516

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency at June 30, 2014 totaled approximately $13.3 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2014 and 2013 and for the years ended June 30, 2014, 2013, and 2012

eGain Corporation

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Corporation and its subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

September 12, 2014

eGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$8,785	$16,206
Restricted cash	30	29
Accounts receivable, less allowance for doubtful accounts of $574 and $392 at June 30, 2014 and 2013, respectively	11,163	12,307
Deferred commissions	865	1,745
Prepaid and other current assets	1,348	2,377
Total current assets	22,191	32,664
Property and equipment, net	4,489	3,544
Deferred commission, net of current portion	337	776
Goodwill	4,880	4,880
Restricted cash, net of current portion	—	1,000
Other assets	750	672
Total assets	$32,647	$43,536
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,162	$2,583
Accrued compensation	5,729	4,624
Accrued liabilities	1,456	2,193
Deferred revenue	12,920	15,679
Capital lease obligation	392	—
Bank borrowings	1,417	2,667
Related party notes payable	—	2,897
Total current liabilities	24,076	30,643
Deferred revenue, net of current portion	793	4,057
Capital lease obligation, net of current portion	625	—
Bank borrowings, net of current portion	3,583	2,000
Other long term liabilities	521	848
Total liabilities	29,598	37,548
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 25,471 and 25,106 shares at June 30, 2014 and 2013, respectively	25	25
Additional paid-in capital	330,657	328,552
Notes receivable from stockholders	(83)	(87)
Accumulated other comprehensive loss	(970)	(1,168)
Accumulated deficit	(326,580)	(321,334)
Total stockholders' equity	3,049	5,988
Total liabilities and stockholders' equity	$32,647	$43,536

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2014	2013	2012
Revenue:
Subscription and support	$40,477	$32,281	$23,594
License	14,800	12,853	11,067
Professional services	14,985	13,755	8,703
Total revenue	70,262	58,889	43,364
Cost of subscription and support	8,518	5,495	5,363
Cost of license	104	151	(39)
Cost of professional services	14,840	12,360	8,112
Total cost of revenue	23,462	18,006	13,436
Gross profit	46,800	40,883	29,928
Operating expenses:
Research and development	9,963	8,419	6,132
Sales and marketing	33,367	24,434	20,086
General and administrative	7,529	6,787	5,743
Total operating expenses	50,859	39,640	31,961
Income (loss) from operations	(4,059)	1,243	(2,033)
Interest expense, net	(181)	(483)	(722)
Other income (expense), net	(415)	303	(677)
Income (loss) before income tax provision	(4,655)	1,063	(3,432)
Income tax provision	(591)	(379)	(390)
Net income (loss)	$(5,246)	$684	$(3,822)
Per share information:
Basic net income (loss) per common share	$(0.21)	$0.03	$(0.16)
Diluted net income (loss) per common share	$(0.21)	$0.03	$(0.16)
Weighted average shares used in computing basic net income (loss) per common share	25,353	24,780	24,329
Weighted average shares used in computing diluted net income (loss) per common share	25,353	26,089	24,329
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$280	$121	$77
Research and development	$386	$261	$180
Sales and marketing	$464	$360	$274
General and administrative	$397	$339	$325

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(in thousands)

	Years Ended June 30,
	2014	2013	2012
Net income (loss)	$(5,246)	$684	$(3,822)
Other comprehensive income / (loss), net of taxes:
Foreign currency translation adjustments	198	(418)	(195)
Cumulative translation adjustments from liquidation of Singapore subsidiary	—	—	245
Other comprehensive income / (loss), net of taxes:	198	(418)	50
Total comprehensive income / (loss)	$(5,048)	$266	$(3,772)

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
BALANCES AT JUNE 30, 2011	24,062	$24	$325,569	$(82)	$(800)	$(318,196)	$6,515
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	185	—	317	—	—	—	317
Issuance of common stock due to exercise of warrants	238	—	—	—	—	—	—
Stock-based compensation	—	—	856	—	—	—	856
Net loss	—	—	—	—	—	(3,822)	(3,822)
Foreign currency translation adjustments	—	—	—	—	(195)	—	(195)
Cumulative translation adjustment from liquidation of Singapore subsidiary	—	—	—	—	245	—	245
BALANCES AT JUNE 30, 2012	24,485	24	326,742	(85)	(750)	(322,018)	3,913
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	621	1	729	—	—	—	730
Stock-based compensation	—	—	1,081	—	—	—	1,081
Net income	—	—	—	—	—	684	684
Foreign currency translation adjustments	—	—	—	—	(418)	—	(418)
BALANCES AT JUNE 30, 2013	25,106	25	328,552	(87)	(1,168)	(321,334)	5,988
Repayment on stockholder notes	—	—	—	6	—	—	6
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	365	—	578	—	—	—	578
Stock-based compensation	—	—	1,527	—	—	—	1,527
Net loss	—	—	—	—	—	(5,246)	(5,246)
Foreign currency translation adjustments	—	—	—	—	198	—	198
BALANCES AT JUNE 30, 2014	25,471	$25	$330,657	$(83)	$(970)	$(326,580)	$3,049

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,246)	$684	$(3,822)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,108	1,254	846
Stock-based compensation	1,527	1,081	856
Provision for doubtful accounts	258	272	200
Amortization of deferred commissions	1,926	1,641	628
Accrued interest on related party notes payable	19	334	588
Changes in operating assets and liabilities
Accounts receivable, net	1,542	(6,147)	1,350
Deferred commissions	(568)	(2,565)	(1,723)
Prepaid and other current assets	1,168	(1,434)	(250)
Other assets	(88)	31	(527)
Accounts payable	(514)	648	625
Accrued compensation	922	970	197
Accrued liabilities	(798)	942	(246)
Deferred revenue	(6,558)	11,720	2,313
Other long term liabilities	(357)	594	(34)
Net cash provided by (used in) operating activities	(4,659)	10,025	1,001
Cash flows from investing activities:
Purchases of property and equipment	(1,772)	(2,465)	(1,827)
Sale of short-term investments	—	—	605
Decrease (increase) in restricted cash	(1)	5	(2)
Net cash used in investing activities	(1,773)	(2,460)	(1,224)
Cash flows from financing activities:
Payments on related party notes payable	(2,916)	(3,000)	—
Payments on bank borrowings	(2,667)	(1,666)	(1,667)
Decrease (increase) in restricted cash	1,000	—	(1,000)
Payments on capital lease obligation	(144)	—	(28)
Proceeds from bank borrowings	3,000	3,000	—
Proceeds from exercise of stock options	578	730	317
Repayments on related party notes receivable	6	—	—
Net cash used in financing activities	(1,143)	(936)	(2,378)
Effect of exchange rate differences on cash and cash equivalents	154	(334)	88
Net increase / (decrease) in cash and cash equivalents	(7,421)	6,295	(2,513)
Cash and cash equivalents at beginning of year	16,206	9,911	12,424
Cash and cash equivalents at end of year	$8,785	$16,206	$9,911

Supplemental cash flow disclosures:
Cash paid for interest	$216	$1,919	$166
Cash paid for income taxes	$480	$297	$186
Non-cash items:
Purchases of equipment through trade accounts payable	$22	$76	$367
Property and equipment acquired under a capital lease	$1,148	$-	$-
Cashless exercise of warrants for shares of common stock	$-	$-	$238

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

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., eGain Communications Pvt. Ltd., eGain Communications SrL, eGain Communications B.V., eGain Communications (SA),  eGain France S.A.R.L and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

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

Certain reclassifications have been made to the consolidated balance sheets and the consolidated statement of cash flows for the fiscal year period ended June 30, 2013 to conform to the presentation of the fiscal year period ended June 30, 2014. There was no effect on total assets, stockholders’ equity or net income (loss) for the year ended June 30, 2013.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income/(loss). Foreign currency transaction gains and losses are included in “other income/(expense), net” in the consolidated statements of operations, and resulted in a loss of $405,000, a gain of $317,000, and a loss of $461,000 in fiscal years 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. Our cash equivalents at June 30, 2014 and 2013 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying consolidated balance sheets. As of June 30, 2014 and 2013, we did not have any short-term or long-term investments.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $8.8 million as of June 30, 2014 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit.

Our customer base extends across many different industries and geographic regions. We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. There were two different customers that accounted for 16% and 10% of total revenue in fiscal year 2014. Two different customers accounted for 18% and 10% of total revenue in fiscal years 2013 and 2012, respectively. Two customers accounted for approximately 28% and 14%, of accounts receivable at June 30, 2014. Two customers accounted for approximately 15% and 11%, of accounts receivable at June 30, 2013. One customer accounted for approximately 17% of accounts receivable at June 30, 2012.

Sales to customers outside of North America accounted for $31.7 million, $23.4 million, and $19.1 million of our total revenue in the fiscal years 2014, 2013 and 2012, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets, which typically is between three to five years. Leasehold improvements and leased equipment are depreciated on straight-line basis over the shorter of the lease term or useful life of the asset, which is typically three to five years.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2014, 2013 and 2012 and found no impairment.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2014, 2013, and 2012, we did not have any such losses.

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

License Revenue

License revenue consists of perpetual license rights sold to customers to use our software in conjunction with related maintenance and support services. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and in some cases, cloud services.

License sales to resellers as a percentage of total revenue were approximately 11%, 6%, and 2% in fiscal years 2014, 2013 and 2012, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We determined at or around July 1, 2013 that we had established standalone value for consulting and implementation services. This was primarily due to the change in our business focus, the growing number of partners we trained and certified to perform these deployment services and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to consulting and implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning July 1, 2013 when the standalone value was established for those professional services.

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

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as “sales and marketing” expense in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2014, 2013 and 2012 were $120,000, $138,000, and $251,000 respectively.

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

Comprehensive Income / (Loss)

We report comprehensive income / (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income / (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income / (loss) for each of the three years in the period ended June 30, 2014 is shown in the accompanying statements of comprehensive income / (loss). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2014 and 2013 consist of accumulated foreign currency translation adjustments.

Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2014	2013	2012
Net income / (loss) applicable to common stockholders	$(5,246)	$684	$(3,822)
Basic net income/(loss) per common share	$(0.21)	$0.03	$(0.16)
Weighted average common shares used in computing basic net income/(loss) per common share	25,353	24,780	24,329
Effect of dilutive options and warrants outstanding	—	1,309	—
Weighted average common shares used in computing diluted net income/(loss) per common share	25,353	26,089	24,329
Diluted net income/(loss) per common share	$(0.21)	$0.03	$(0.16)

Weighted average shares of stock options to purchase 2,218,445, 593,282, and 2,612,113 shares of common stock at June 30, 2014, 2013, and 2012, respectively, were not included in the computation of diluted net income/(loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2014, 2013 and 2012 is as follows (in thousands):

	Total Revenue	Operating Income (Loss)	Identifiable Assets
Year ended June 30, 2014:
North America	$38,589	$(996)	$14,365
EMEA	30,198	1,439	11,282
Asia Pacific	1,475	(4,502)	2,065
	$70,262	$(4,059)	$27,712
Year ended June 30, 2013:
North America	$35,517	$4,148	$25,939
EMEA	23,025	2,175	10,964
Asia Pacific	347	(5,080)	1,698
	$58,889	$1,243	$38,601
Year ended June 30, 2012:
North America	$24,254	$(464)	$15,692
EMEA	18,862	2,490	6,162
Asia Pacific	248	(4,059)	1,209
	$43,364	$(2,033)	$23,063

The following table provides the revenue for the fiscal years 2014, 2013 and 2012 (in thousands):

	Year Ended June 30,
	2014	2013	2012
Revenue:
Cloud services	$26,010	$19,056	$11,196
Maintenance and support services	14,467	13,225	12,398
License	14,800	12,853	11,067
Professional services	14,985	13,755	8,703
	$70,262	$58,889	$43,364

There were two different customers that accounted for 16% and 10% of total revenue in fiscal year 2014, 18% of total revenue in fiscal year 2013, and 10% of total revenue in fiscal year 2012. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to and location of services performed.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018), including interim periods within that reporting period, with early application not permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

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

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2014	2013
Computers and equipment	$7,332	$6,207
Leased Equipment	1,148	—
Furniture and fixtures	552	316
Leasehold improvements	487	407
Total	9,519	6,930
Accumulated depreciation and amortization	(5,030)	(3,386)
Property and equipment, net	$4,489	$3,544

Depreciation and amortization expense was $2.1 million, $1.3 million, and $846,000 for the years ended June 30, 2014, 2013 and 2012, respectively. Accumulated depreciation relating to computers, equipment and software under capital leases totaled $139,000 at June 30, 2014. Amortization of assets under capital leases is included in depreciation and amortization expense. Disposals of fixed assets were $912,000, $254,000 and $75,000 at June 30, 2014, 2013 and 2012, respectively. Fully depreciated equipment of $19.2 million and $19.3 million at June 30, 2014 and 2013, respectively, is not included in the table above.

Accrued liabilities consist of the following (in thousands):

	Year Ended June 30,
	2014	2013
Customer refunds	$—	$1,064
Accrued other liabilities	626	454
VAT liability	446	313
Sales tax payable	243	119
Customer advances	141	211
Accrued rent	—	32
Accrued liabilities	$1,456	$2,193

3. RELATED PARTY NOTES PAYABLE

Related party notes payable consists of the following (in thousands):

			Year Ended June 30,
	Maturity Date	Interest Rate	2014	2013
Related party notes payable	7/31/2013	8%	$—	$2,897

We had an interest-bearing subordinated loan, or the Note, from our Chief Executive Officer, Ashutosh Roy, which originated in 2002 and previously had a maturity date of March 31, 2012. On March 31, 2012, we entered into Amendment No.1 to the Note with Mr. Roy. Pursuant to the Amendment No.1 and subject to the terms and conditions contained therein, we agreed that (i) the maturity date of the Note would be extended 90 days to June 29, 2012; (ii) as of April 1, 2012 the “Face Amount” of the Note would be $5.6 million, which included $109,000 of interest for the 90 day extension. The Face Amount of $5.6 million reflected the reduced interest rate on the Note of 8% beginning April 1, 2012 prior to which the interest rate was 12%; and (iii) the Company could prepay the Note in full or in part at any time prior to the maturity date without interest penalty.

On June 29, 2012, we entered into Amendment No. 2 to the Note with Mr. Roy. Pursuant to Amendment No. 2, and subject to the terms and conditions contained therein, we agreed to extend the maturity date of the Note to July 31, 2013. We could prepay the Note in full or in part at any time prior to the maturity date without interest penalty. On December 31, 2012, we made a $3.0 million partial repayment to Mr. Roy bringing the remaining indebtedness to Mr. Roy to $2.8 million.

Interest expense on related party notes was $19,000, $334,000, $588,000 for fiscal years 2014, 2013, and 2012, respectively.

On July 31, 2013, we repaid the outstanding amount of $2.9 million owed and terminated the loan agreement.

4. BANK BORROWINGS

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank, Comerica, or the Bank, as may be amended from time to time. Our obligations under the Comerica Credit Facility are collateralized by a lien on our assets. There were a number of affirmative and negative covenants under the Comerica Credit Facility, with the primary covenants being that we were required to maintain a minimum cash balance of $1.0 million and maintain a liquidity to debt ratio of at least 1.50 to 1.00. If we failed to comply with our covenants, Comerica could declare any outstanding amounts immediately due and payable and stop extending credit to us. In 2013, we accounted for the $1.0 million minimum cash balance as non-current restricted cash as the funds were not available for immediate withdraw or use and the term of the borrowing arrangement was more than 12 months.

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

On April 30, 2014, we entered into a Fourth Amendment to Loan and Security Agreement with Comerica, which amended the Third Loan and Security Agreement, entered into by the Company and the Bank on December 28, 2012. Subject to and upon the terms and conditions of this Agreement, the Bank agreed to make a term loan with a maturity date of January 30, 2018 to the Company in one disbursement in the amount of $3.0 million. The Company shall repay the term loan in thirty-six (36) equal monthly installments of principal in the amount of $83,333.33 each, plus all accrued interest, beginning on February 1, 2015. A revolving line was also established whereby we may request advances up to an aggregate outstanding amount not to exceed the lesser of $7.0 million or the borrowing base. Amounts borrowed under the revolving line may be repaid and re-borrowed at any time without penalty or premium prior to April 30, 2016. As of June 30, 2014, there were no outstanding amounts due on the revolving line. Under the Fourth Amendment, we are required to maintain a minimum cash balance of seventy percent of our consolidated cash at Comerica and maintain liquidity to debt ratio of at least 2.00 to 1.00. As a result, the previously required $1.0 million minimum restricted cash balance could be accounted for under cash and cash equivalents. As of June 30, 2014, we were in compliance with the covenants.

As of June 30, 2014 and 2013, the amount outstanding under the Comerica Term Loans was $5.0 million and $4.7 million respectively. The interest rate on the loan was 4.25% as of June 30, 2014 and 2013.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2014 (in thousands):

Bank Borrowings
2015	$1,417
2016	2,000
2017	1,000
2018	583
Total bank borrowings	$5,000

5. INCOME TAXES

Income / (loss) before income tax provision consisted of the following (in thousands):

	Year Ended June 30,
	2014	2013	2012
United States	(3,830)	$(561)	$(3,441)
Foreign	(825)	1,624	9
Income / (loss) before income tax provision	$(4,655)	$1,063	$(3,432)

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2014	2013	2012

Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	(8.3)	56.9	3.4
Foreign rate differential	(7.1)	24.1	(9.4)
Permanent items	0.0	0.0	(0.5)
Expired net operating losses	0.0	313.6	(47.9)
Research and development credits	3.0	(26.3)	2.3
Foreign withholding tax	(1.0)	4.5	0.0
Nondeductible secondary offering expenditures	0.0	10.2	0.0
Other items	(2.3)	7.2	(2.9)
Net change in valuation allowance	(31.0)	(388.5)	9.6
Effective tax rate	(12.7)%	35.7%	(11.4)%

The components of the income tax provision are as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Current provision:			(a)
Federal	$54	$48	$23
Foreign	567	325	341
State	6	6	26
Total current:	627	379	390
Deferred (benefit):
Foreign	(36)	—	—
Total deferred:	(36)	—	—
Income tax provision	$591	$379	$390

As of June 30, 2014, we had federal and state net operating loss carryforwards of approximately $191.3 million and $25.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2019 through 2033, if not utilized. Partial amounts of the net operating loss are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity. We also had federal research and development credit carryforwards of approximately $2.0 million as of June 30, 2014 which will expire at various dates beginning in 2016 through 2033, if not utilized. The California research and development credit carryforwards are approximately $3.3 million as of June 30, 2014 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards of approximately $8.0 million as of June 30, 2014.

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

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$67,124	$68,141
Research credits	4,168	4,171
Deferred revenue	1,083	183
Capitalized research and development	—	4
Stock compensation	411	473
Accruals and Reserves	984	139
Other	456	167
Total deferred tax assets	74,226	73,278
Valuation allowance for deferred tax assets	(74,130)	(73,216)
Net deferred tax assets, included in other assets	$96	$62

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

The net valuation allowance increased by $914,000 for the year ended June 30, 2014, compared to the decrease of $5.0 million for year ended June 30, 2013, and the increase of $924,000 for year ended June 30, 2012, respectively.

Deferred tax liabilities have not been recognized for $5.2 million of undistributed earnings of our foreign subsidiaries at June 30, 2014. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

We apply ASC 740, Income Taxes, related to uncertainty in income taxes.

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Beginning balance	$1,778	$1,193	$1,163
Increases in balances related to tax positions taken during current periods	58	585	30
Decrease in balances related to tax positions taken during prior periods	(546)	—	—
Ending balance	$1,290	$1,778	$1,193

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

6. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2014 as follows:

Reserved Stock Options
Stock options outstanding	2,282,390
Reserved for future grants of stock options	553,105
Total reserved shares of common stock for issuance	2,835,495

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

Common Stock Warrants

We had a Conversion Agreement and Amendment to Subordinated Secured Promissory Notes, or the Agreement, which originated in 2008 with Mr. Roy, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P., or the lenders. A condition we and the lenders agreed to, pursuant to the Agreement, was to extend the maturity date of the remaining outstanding indebtedness and the period for which interest was accrued, or the Note Extension. In consideration for the Note Extension, the lenders received warrants to purchase an aggregate of 1,525,515 shares of our common stock at a price per share equal to $0.95. The fair value of these warrants was determined using the Black-Scholes valuation method with the following assumptions: an expected life of three years, an expected stock price volatility of 80%, a risk free interest rate of 2.26%, and a dividend yield of 0%. Mr. Roy exercised his warrants to purchase 1,218,493 shares of our common stock in March 2011. In September 2011, Oak Hill Capital Partners L.P., Oak Hill Capital Management Partners L.P., and FW Investors L.P. exercised 307,022 warrants on a cashless basis and received 238,393 shares of our common stock. As such, there are no warrants outstanding with the lenders as of June 30, 2014 and 2013.

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

The following table represents the activity under the 2005 Management Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2011	119,250	584,400	$0.93
Shares Authorized for Issuance	500,000	—	—
Options Granted	(340,000)	340,000	$4.56
Options Exercised	—	(40,650)	$0.69
Options Forfeited / Expired	18,750	(18,750)	$2.90
Balance at June 30, 2012	298,000	865,000	$2.33
Options Exercised	—	(143,671)	$1.36
Options Forfeited / Expired	28,022	(28,022)	$2.05
Balance at June 30, 2013	326,022	693,307	$2.54
Options Exercised		(129,641)	$1.23
Options Forfeited / Expired	26,459	(26,459)	$1.23
Balance at June 30, 2014	352,481	537,207	$2.92

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2011	99,051	1,249,328	$0.96
Shares Authorized for Issuance	1,000,000	—	—
Options Granted	(380,300)	380,300	$5.53
Options Exercised	—	(54,713)	$0.95
Options Forfeited / Expired	75,154	(75,154)	$4.04
Balance at June 30, 2012	793,905	1,499,761	$1.96
Options Granted	(338,550)	338,550	$6.48
Options Exercised	—	(321,778)	$1.03
Options Forfeited / Expired	151,273	(151,273)	$4.13
Balance at June 30, 2013	606,628	1,365,260	$3.06
Options Granted	(583,250)	583,250	$9.68
Options Exercised	—	(138,829)	$1.82
Options Forfeited / Expired	177,246	(177,246)	$8.30
Balance at June 30, 2014	200,624	1,632,435	$4.96

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

The following table represents the activity under the 2000 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2011	—	108,521	$1.68
Options Exercised	—	(27,655)	$1.59
Options Forfeited / Expired	—	(3,389)	$11.46
Balance at June 30, 2012	—	77,477	$1.28
Options Exercised	—	(30,756)	$1.68
Options Forfeited / Expired	—	(2,631)	$1.60
Balance at June 30, 2013	—	44,090	$0.99
Options Exercised	—	(22,750)	$1.26
Options Forfeited / Expired	—	(160)	$2.40
Balance at June 30, 2014	—	21,180	$0.68

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

The following table represents the activity under the 1998 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Price
Balance at June 30, 2011	—	430,711	$2.86
Options Exercised	—	(79,416)	$2.43
Options Forfeited / Expired	—	(55,283)	$12.21
Balance at June 30, 2012	—	296,012	$1.22
Options Exercised	—	(124,320)	$1.22
Options Forfeited / Expired	—	(3,040)	$1.50
Balance at June 30, 2013	—	168,652	$1.22
Options Exercised	—	(73,984)	$1.86
Options Forfeited / Expired	—	(3,100)	$2.55
Balance at June 30, 2014	—	91,568	$0.66

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.30-$0.60	28,068	3.93	$0.49	28,068	$0.49
$0.64-$0.64	253,430	0.91	$0.64	253,430	$0.64
$0.70-$0.70	1,000	1.32	$0.70	1,000	$0.70
$0.74-$0.74	512,273	5.13	$0.74	512,273	$0.74
$0.75-$1.50	247,363	4.40	$1.16	234,517	$1.15
$1.51-$5.00	238,946	7.47	$4.09	127,072	$4.03
$5.28-$5.47	261,646	7.58	$5.32	154,176	$5.32
$5.55-$7.94	374,961	9.04	$7.42	80,150	$6.99
$8.02-$10.15	229,403	9.07	$9.09	30,712	$8.51
$10.19-$15.50	135,300	8.83	$12.30	1,958	$11.44
$0.30-$15.50	2,282,390	6.35	$4.27	1,423,356	$2.11

The summary of options vested and exercisable at June 30, 2014 comprised:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding	2,282,390	$4.27	$7,257,197	6.35
Fully vested and expected to vest options	2,186,438	$4.09	$7,223,115	6.23
Options exercisable	1,423,356	$2.11	$6,724,284	4.88

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $6.77 as of June 30, 2014 that would have been received by the option holders, had they exercised their options on June 30, 2014. The total intrinsic value of stock options exercised during fiscal years 2014, 2013 and 2012 was $3.8 million, $3.0 million, and $691,000 , respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2014	2013	2012
Non-cash stock-based compensation expense	$(1,527)	$(1,081)	$(856)
Income tax benefit	—	—	—
Net income effect	$(1,527)	$(1,081)	$(856)
Net effect on income (loss) per share, basic and diluted	$(0.06)	$(0.04)	$(0.04)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2014, 2013 and 2012 there were 583,250, 338,550, and 720,300 options granted, respectively, with a weighted-average fair value of $5.93, $4.05, and $3.21 , respectively, using the following assumptions:

	Year Ended June 30,
	2014	2013	2012
Dividend yield	—	—	—
Expected volatility	80%	85%	85%
Average risk-free interest rate	1.55%	0.80%	0.97%
Expected life (in years)	4.50	4.50	4.48

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

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2014 was $2.1 million, which is expected to be recognized over the weighted average period of 1.48 years.

7. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March, 2022 and lease additional space in the current premises.  The term of the additional space commences on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord will provide the company with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. We lease certain equipment and software under operating and capital leases with various expiration dates.

Rent expense for facilities under operating leases was $1.4 million, $1.3 million, and $1.1 million, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

A summary of future minimum lease payments is as follows (in thousands):

Fiscal Year June 30,	Operating Leases	Capital Leases
2015	$1,533	$456
2016	1,690	456
2017	1,661	219
2018	1,193	—
2019	1,147	—
Thereafter	3,327	—
Total minimum lease payments	$10,551	1,131
Less amounts representing interest		(114)
Total capital lease obligations at June 30, 2014		$1,017

Cloud Services

We have agreements with third parties to provide co-location services for cloud operations that expire on various dates through fiscal year 2017. The agreement requires payment of a minimum amount per month in return for which the cloud services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $882,000, $761,000, and $633,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

A summary of future minimum payments (including an estimated new 3 year commitment for one datacenter) is as follows (in thousands):

Fiscal Year June 30,	Co-location
2015	$610
2016	585
2017	288
Total minimum payments	$1,483

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under these plans were $395,000, $356,000, and $280,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan, or the Gratuity Plan, for all of our Indian employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2014, 2013 and 2012.

Severance Pay – Italy

We accrue a severance provision and pay related taxes to local governmental agencies consistent with local regulatory requirements. Total severance plan expenses were insignificant for the fiscal years 2014, 2013 and 2012.

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

8. LITIGATION

On May 20, 2013, we filed suit against Pragmatus Telecom, LLC (“Pragmatus”) in the United States District of Delaware seeking a declaratory judgment that our products and services do not infringe directly or indirectly three patents purportedly owned by Pragmatus and that the claims of the Pragmatus patents are invalid. Pragmatus previously asserted these patents against certain of our customers. Discovery continues and the matter is currently pending.

On May 17, 2013, we filed suit against Lodsys Group, LLC (“Lodsys”) in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that our products and services do not infringe directly or indirectly two patents purportedly owned by Lodsys and that the claims of the Lodsys patents are invalid. Lodsys previously asserted these patents against certain of our customers. The matter was settled on December 18, 2013. We entered into a settlement agreement which among other items provides a license to the Lodsys patents.

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

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (in thousands):

	Fair Value Measurement at June 30, 2014		Fair Value Measurement at June 30, 2013
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash equivalents:
Money market funds	$1,622	$1,622	$10,016	$10,016
Total assets	$1,622	$1,622	$10,016	$10,016

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of June 30, 2014 and 2013, we did not have any material Level 2 or 3 assets or liabilities.

10. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2014 and 2013.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2014 and 2013, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2014
Revenues	$15,682	$17,665	$18,026	$18,889	$70,262
Gross profit	$10,149	$11,829	$12,044	$12,778	$46,800
Loss from operations	$(1,558)	$(1,108)	$(688)	$(705)	$(4,059)
Net loss	$(2,004)	$(1,217)	$(1,007)	$(1,018)	$(5,246)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.04)	$(0.04)	$(0.21)

Fiscal 2013
Revenues	$10,723	$14,737	$15,460	$17,969	$58,889
Gross profit	$6,379	$10,471	$10,891	$13,142	$40,883
Income (loss) from operations	$(2,627)	$813	$911	$2,146	$1,243
Net income (loss)	$(2,884)	$641	$1,030	$1,897	$684
Basic net income (loss) per share	$(0.12)	$0.03	$0.04	$0.08	$0.03
Diluted net income (loss) per share	$(0.12)	$0.02	$0.04	$0.07	$0.03

12. SUBSEQUENT EVENTS

On August 4, 2014, we filed a Form 8-K with the Securities and Exchange Commission disclosing that we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited (“Exony”) to acquire all the outstanding share capital of Exony. Exony is a provider of innovative contact center software and voice analytics. The acquisition of Exony extends the Company’s platform with contact center management, reporting and analytics capabilities. Under the terms of the Purchase Agreement with Exony described in the Form 8-K, we agreed to issue 1,209,308 shares of our common stock and approximately $8 million in cash to the shareholders of Exony at the closing subject to adjustment as defined in the Purchase Agreement. These shares will be issued pursuant to an exemption under Regulation S or Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price allocation for the acquisition and pro forma financial information are not yet available.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992 Framework), our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc., which audited our consolidated financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the Company’s internal control over financial reporting. Burr Pilger Mayer, Inc. has issued an attestation report, which appears as part of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

On August 4, 2014, we filed a Form 8-K with the Securities and Exchange Commission disclosing that we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited (“Exony”). Under the terms of the Purchase Agreement with Exony described in the Form 8-K, the Company agreed to issue 1,209,308 shares of the Company’s common stock and approximately $8 million in cash to the shareholders of Exony at the closing. These shares will be issued pursuant to an exemption under Regulation S or Regulation D promulgated under the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the internal control over financial reporting of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, eGain Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992 Framework) by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eGain Corporation and its subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income / (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014, and the related financial statement schedule and our report dated September 12, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

September 12, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Stockholders, the Proxy Statement.

The following table sets forth information regarding eGain’s current executive officers as of September 12, 2014:

Name	Age	Position
Ashutosh Roy	48	Chief Executive Officer and Chairman
Eric Smit	52	Chief Financial Officer
Promod Narang	56	Senior Vice President of Products and Engineering
AJ Berkeley	69	Senior Vice President of Worldwide Sales

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

AJ Berkeley was appointed as Senior Vice President of Worldwide Sales on August 4, 2014.  Mr. Berkeley most recently led the Company’s strategic alliances effort since 2011 and prior to that he was an independent consultant for three years. Mr. Berkeley started his career in sales at Hewlett Packard and has also served as CEO of various start-ups, including Interlink.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

eGAIN COMMUNICATIONS CORPORATION

Date: September 12, 2014	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2014
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 12, 2014
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ DAVID SCOTT	Director	September 12, 2014
David Scott

/s/ GUNJAN SINHA	Director	September 12, 2014
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 12, 2014
Phiroz P. Darukhanavala

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2014	$392	$258	$(76)	$574
Year ended June 30, 2013	$303	$272	$(183)	$392
Year ended June 30, 2012	$181	$200	$(78)	$303

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of eGain Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

31.1	Rule 13a-15(e)/15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) /15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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