Form 10-K/A
period 2014-06-30
EGAIN Corp
filed 2014-10-24
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☐	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2014

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number 001-35314

EGAIN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1252 Borregas Avenue, Sunnyvale, California	94089
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 262-9003

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2013, was approximately $158.3 million. For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the Registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 25,481,643 shares of the Registrant’s Common Stock $0.001 par value, outstanding on September 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE

eGain Corporation is filing this Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission (“SEC”) on September 12, 2014 (the “Original Report”). The purpose of this Amendment No. 1 is to replace PART IV, Item 15 in its entirety, to replace the corresponding Exhibit Index in its entirety, and to file two exhibits.  This Amendment No. 1 continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and the Registrant’s other filings with the SEC.

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

(b) Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibit
2.1*	Share Purchase Agreement dated July 30, 2014 between the Registrant, Exony Limited, and Certain Shareholders of Exony Limited.
3(i).1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
3(i).2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
3(ii)

Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission  on July 22, 1999, as subsequently amended (the “Form S‑1”).

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1.
10.1#	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1.
10.2#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder, incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1.
10.3#	2000 Non-Management Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10.4#	2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.5#	2005 Management Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2005.
10.6

Loan and Security Agreement dated as of June 27, 2011 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 1, 2011.

10.7

Subordination Agreement dated as of June 27, 2011 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on July 1, 2011.

10.8

First Amendment to Loan and Security Agreement dated as of December 28, 2011 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2011.

10.9

Second Amendment to Loan and Security Agreement dated as of June 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 3, 2012.

10.10

Third Amendment to Loan and Security Agreement dated as of December 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2013.

Exhibit No.	Description of Exhibit
10.11

Prime Reference Rate Addendum to Loan and Security Agreement dated as of December 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-

K filed on January 3, 2013.

10.12

Modification to Loan Documents dated December 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 3, 2013.

10.13

Fourth Amendment to Loan and Security Agreement dated as of April 30, 2014 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014.

10.14*	Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and DeGuigne Ventures, LLC dated May 9, 2011.
10.15

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) dated May 14, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014.

21.1	Subsidiaries of eGain Corporation.
23.1

Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission on September 12, 2014 as Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference).

24.1	Power of Attorney.
31.1*	Rule 13a-14(a)/15(d)-15(e) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) /15(d)-15(e) Certification of Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.
101##

The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets at June 30, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended June 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders' Equity for the years ended June 30, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013, and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
#	Indicates management contract or compensation plan or arrangement.
**

The certifications in this exhibit is not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 (the “Securities Act”) or the Securities Exchange Act of 1934 (the “Exchange Act”), whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

##

In accordance with Rule 406T of Regulation S‑T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Sunnyvale, State of California, on the 24th day of October, 2014.

eGAIN CORPORATION

/s/ Ashutosh Roy
Ashutosh Roy
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1*	Share Purchase Agreement dated July 30, 2014 between the Registrant, Exony Limited, and Certain Shareholders of Exony Limited.
3(i).1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
3(i).2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
3.(ii)

Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission  on July 22, 1999, as subsequently amended (the “Form S‑1”).

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1.
10.1#	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1.
10.2#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder, incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1.
10.3#	2000 Non-Management Stock Option Plan, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10.4#	2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.5#	2005 Management Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2005.
10.6

Loan and Security Agreement dated as of June 27, 2011 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 1, 2011.

10.7

Subordination Agreement dated as of June 27, 2011 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on July 1, 2011.

10.8

First Amendment to Loan and Security Agreement dated as of December 28, 2011 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2011.

10.9

Second Amendment to Loan and Security Agreement dated as of June 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 3, 2012.

10.10

Third Amendment to Loan and Security Agreement dated as of December 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2013.

10.11

Prime Reference Rate Addendum to Loan and Security Agreement dated as of December 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2013.

10.12

Modification to Loan Documents dated December 28, 2012 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 3, 2013.

10.13

Fourth Amendment to Loan and Security Agreement dated as of April 30, 2014 between the Registrant and Comerica Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014.

10.14*	Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and DeGuigne Ventures, LLC dated May 9, 2011.
10.15

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) dated May 14, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014.

21.1	Subsidiaries of eGain Corporation.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.1

Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission on September 12, 2014 as Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference).

24.1	Power of Attorney.
31.1*	Rule 13a-14(a)/15(d)-15(e) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) /15(d)-15(e) Certification of Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.
101.INS##	XBRL Instance Document
101.SCH##	XBRL Taxonomy Extension Schema Document
101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF##	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB##	XBRL Taxonomy Extension Label Linkbase Document
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensation plan or arrangement.
**

The certifications in this exhibit is not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 (the “Securities Act”) or the Securities Exchange Act of 1934 (the “Exchange Act”), whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

##

In accordance with Rule 406T of Regulation S‑T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.