Form 10-Q
period 2014-09-30
EGAIN Corp
filed 2014-11-10
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common Stock $0.001 par value	26,648,875

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2014

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,111	$8,785
Restricted cash	1,944	30
Accounts receivable, less allowance for doubtful accounts of $581 and $574 as of September 30, 2014 and June 30, 2014, respectively	15,402	11,163
Deferred commissions	598	865
Prepaid and other current assets	1,870	1,348
Total current assets	24,925	22,191
Property and equipment, net	4,220	4,489
Deferred commission, net of current portion	225	337
Intangible assets, net	9,705	—
Goodwill	13,230	4,880
Other assets	793	750
Total assets	$53,098	$32,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,928	$2,162
Accrued compensation	6,931	5,729
Accrued liabilities	3,960	1,456
Deferred revenue	13,383	12,920
Capital lease obligation	399	392
Bank borrowings	1,167	1,417
Total current liabilities	28,768	24,076
Deferred revenue, net of current portion	1,380	793
Capital lease obligation, net of current portion	381	625
Bank borrowings, net of current portion	10,533	3,583
Other long term liabilities	2,307	521
Total liabilities	43,369	29,598
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 26,649 shares as of September 30, 2014 and 25,471 as of June 30, 2014	26	25
Additional paid-in capital	338,967	330,657
Notes receivable from stockholders	(84)	(83)
Accumulated other comprehensive loss	(964)	(970)
Accumulated deficit	(328,216)	(326,580)
Total stockholders' equity	9,729	3,049
Total liabilities and stockholders' equity	$53,098	$32,647

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013
Revenue:
Subscription and support	$10,445	$9,466
License	6,728	3,838
Professional services	3,531	2,378
Total revenue	20,704	15,682
Cost of subscription and support	2,879	1,971
Cost of license	28	26
Cost of professional services	4,080	3,536
Total cost of revenue	6,987	5,533
Gross profit	13,717	10,149
Operating expenses:
Research and development	3,741	2,106
Sales and marketing	8,505	7,395
General and administrative	2,942	2,206
Total operating expenses	15,188	11,707
Loss from operations	(1,471)	(1,558)
Interest expense, net	(123)	(92)
Other expense, net	(10)	(260)
Loss before income tax provision	(1,604)	(1,910)
Income tax provision	(32)	(94)
Net loss	$(1,636)	$(2,004)
Per share information:
Basic and diluted net loss per common share	$(0.06)	$(0.08)
Weighted average shares used in computing basic and diluted net loss per common share	26,187	25,178

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2014	2013
Net loss	$(1,636)	$(2,004)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	6	120
Comprehensive loss	$(1,630)	$(1,884)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,636)	$(2,004)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	668	463
Amortization of acquired intangibles	425	—
Amortization of deferred commissions	416	525
Stock-based compensation	558	346
Provisions for doubtful accounts	34	283
Accrued interest on related party notes payable	—	19
Changes in operating assets and liabilities:
Accounts receivable	(2,144)	2,564
Deferred commissions	(60)	(177)
Prepaid expenses and other current assets	(362)	776
Accounts payable	(48)	(271)
Accrued compensation	(1,707)	232
Accrued liabilities	247	103
Deferred revenue	(2,458)	(554)
Other long term liabilities	26	(14)
Net cash (used in) provided by operating activities	(6,041)	2,291
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,905)	—
Purchases of property and equipment	(71)	(608)
Increase in restricted cash	(1,995)	—
Net cash used in investing activities	(3,971)	(608)
Cash flows from financing activities:
Payment on related party notes payable	—	(2,916)
Payments on bank borrowings	(250)	(667)
Payments on capital lease obligations	(233)	(119)
Proceeds from bank borrowings	6,950	—
Proceeds from exercise of stock options	34	319
Net cash provided by (used in) financing activities	6,501	(3,383)
Effect of change in exchange rates on cash and cash equivalents	(163)	133
Net decrease in cash and cash equivalents	(3,674)	(1,567)
Cash and cash equivalents at beginning of period	8,785	16,206
Cash and cash equivalents at end of period	$5,111	$14,639

Supplemental cash flow disclosures:
Cash paid for interest	$126	$98
Cash paid for taxes	$110	$77
Non-cash items:
Purchases of equipment through trade accounts payable	$95	$78
Property and equipment acquired under a capital lease	$16	$482
Issuance of common stock in connection with business acquisition	$7,719	$—

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

Our recently acquired subsidiary, Exony Limited (“Exony”), provides advanced analytics and management software that helps enterprises use their customer contact and call center resources more effectively, improving their customers’ experience, reducing churn and enhancing productivity. Exony products enable organizations to move away from legacy contact center infrastructure and consolidate in cloud environments, which enhances productivity and improves customer experience.

Principles of Consolidation

We have prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2014 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2015.

Business Combinations

Business combinations are accounted for at fair value under the purchase method of accounting. Acquisition costs are expensed as incurred and recorded in general and administrative expenses and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

Information relating to our geographic areas for the three months ended September 30, 2014 and 2013 is as follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2014	2013
Total Revenue:
North America	$12,229	$8,840
EMEA	8,169	6,786
Asia Pacific	306	56
	$20,704	$15,682
Operating Loss:
North America	$921	$(544)
EMEA	(1,092)	328
Asia Pacific*	(1,300)	(1,342)
	$(1,471)	$(1,558)

 *Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,	June 30,
	2014	2014
Identifiable Tangible Assets:
North America	$11,291	$14,365
EMEA	16,562	11,282
Asia Pacific	2,311	2,065
	$30,164	$27,712

The following table provides total revenue by category for the three months ended September 30, 2014 and 2013, respectively, (unaudited, in thousands):

	Three Months Ended
	September 30,
	2014	2013
Revenue:
Subscription and support	$10,445	$9,466
License	6,728	3,838
Professional services	3,531	2,378
	$20,704	$15,682

For the three months ended September 30, 2014, there was one customer that accounted for 21% and another for 11% of total revenue. For the three months ended September 30, 2013, there was one customer that accounted for 20% and another for 15% of total revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 29% and 17% for the three months ended September 30, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended
	September 30,
	2014	2013
Stock-Based Compensation:
Cost of revenue	$129	$67
Research and development	193	47
Sales and marketing	124	133
General and administrative	112	99
Total stock-based compensation expense:	$558	$346

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended September 30, 2014 and 2013 there were 673,300 and 142,150 shares of common stock granted with a weighted-average fair value of $3.82 and $6.91 per share respectively, using the following assumptions:

Three Months Ended

	September 30,
	2014	2013
Dividend yield	—	—
Expected volatility	80%	80%
Average risk-free interest rate	1.70%	1.51%
Expected life (in years)	4.50	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2014 was $3,733,083, which is expected to be recognized over the weighted average period of 1.68 years. There were 13,440 options exercised for the three months ended September 30, 2014 and 210,553 options exercised during three months ended September 30, 2013.

New Accounting Pronouncements

In June 2014, the Financial Accounting and Standards Board, or the FASB, issued ASU 2014-12, Compensation-Stock Compensation which applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2014	2013
Net loss applicable to common stockholders	$(1,636)	$(2,004)
Basic net loss per common stock	$(0.06)	$(0.08)
Weighted-average common shares used in computing basic net loss per common share	26,187	25,178
Effect of dilutive options	—	—
Weighted-average common shares used in computing diluted net loss per common share	26,187	25,178
Diluted net loss per common stock	$(0.06)	$(0.08)

Weighted average shares of stock options to purchase 2,425,037 and 2,285,000 shares of common stock for the three months ended September 30, 2014 and 2013, respectively were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The Third Amendment to Loan and Security Agreement provides, in addition to other terms and conditions contained therein, that (i) the maturity date of the term loan is June 28, 2016; (ii) the Company shall repay the term loan in thirty-six (36) equal monthly installments of principal in the amount of $83,333.33 each, plus all accrued interest, beginning on July 1, 2013, and continuing on the same day of each month thereafter through the maturity date, at which time remaining amounts due shall be immediately due and payable; (iii) the proceeds of the term loan must be used to pay-down the promissory note to Mr. Roy; (iv) the interest on the term loan is the prime interest rate plus one percent and (v) there are no prepayment penalties or warrants associated with the term loan.

On April 30, 2014, we entered into a Fourth Amendment to Loan and Security Agreement with Comerica, which amended the Third Loan and Security Agreement, entered into by the Company and the Bank on December 28, 2012. Subject to and upon the terms and conditions of this Agreement, the Bank agreed to make a term loan with a maturity date of January 30, 2018 to the Company in one disbursement in the amount of $3.0 million. The Company shall repay the term loan in thirty-six (36) equal monthly installments of principal in the amount of $83,333.33 each, plus all accrued interest, beginning on February 1, 2015. A revolving line was also established whereby borrower may request advances up to an aggregate outstanding amount not to exceed the lesser of $7.0 million or the borrowing base. Amounts borrowed under the revolving line may be repaid and re-borrowed at any time without penalty or premium prior to April 30, 2016. As of September 30, 2014, there was $7.0 million outstanding on the revolving line. Under the Fourth Amendment, we are required to maintain a minimum cash balance of seventy percent of our consolidated cash at Comerica and maintain liquidity to debt ratio of at least 2.00 to 1.00. As a result, the previously required $1.0 million minimum restricted cash balance is accounted for under cash and cash equivalents.

On September 16, 2014, we entered into a Fifth Amendment to Loan and Security Agreement with Comerica, which amended the Fourth Loan and Security Agreement, entered into by the Company and the Bank on April 30, 2014.  This Fifth Amendment provides us with five days to cure any breach of the minimum cash requirement. In addition, our Bank Debt Liquidity Coverage for the months of July through September 2014 was changed to 1:25 to 1:00.  From October 31, 2014 this ratio will return to 2:00 to 1:00.

Pursuant to the terms of the Fourth Amendment, we are required to maintain a minimum cash balance of seventy percent of our consolidated cash at Comerica. We currently have a waiver of this requirement in place until Exony’s working capital acquisition adjustment is completed.

As of September 30, 2014 and June 2014, the amount outstanding under the Comerica Term Loans was $4.7 million and $5.0 million respectively. The interest rate on the loan was 4.25% as of September 30, 2014 and June 30, 2014.

Note 4. Income Taxes

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2014 and in the three months ended September 30, 2014.

Note 5. Commitments and Contingencies

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2014 and June 30, 2014. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

On September 25, 2014, we entered into a settlement agreement with Pragmatus, and the case was subsequently dismissed with prejudice.

In the ordinary course of business, we are from time to time involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

Note 6. Fair Value Measurement

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of September 30, 2014		As of June 30, 2014
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash, cash equivalents and restricted cash:
Money market funds	$222	$222	$1,622	$1,622
Total assets	$222	$222	$1,622	$1,622

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of September 30, 2014 and June 30, 2014, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended September 30, 2014 and 2013, there were no shares repurchased.

Note 8. Acquisition

On July 30, 2014, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited, a privately held United Kingdom company (“Exony”), and certain of its shareholders (collectively, the “Shareholders”), pursuant to which we agreed to acquire all the outstanding share capital of Exony for (A) an aggregate of 1,209,308 shares of the Company’s common stock, $0.001 par value per share (“Company Stock”), with a value of $8.02 million as of August 6, 2014, the closing date of the acquisition (based on the closing price of the Company’s common stock as of such date) and (B) an aggregate of $8.13 million in cash (collectively “Acquisition Consideration”), with 15% of each of the cash and Company Stock being held in an escrow account to secure certain indemnification obligations of the Shareholders.  The Acquisition Consideration is subject to an adjustment based on Exony’s working capital as of the closing. The other purchase consideration relates to two shareholders of Exony who have the right to exercise their options within six months from the acquisition date which entitles them to $299,000 (45,119 shares) of Company stock and $289,000 of cash acquisition consideration. The cash portion of the transaction was funded from eGain’s existing cash and its available credit facility. We have incurred acquisition costs of approximately $615,000 through September 30, 2014, which are included in general and administrative expenses.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Purchase consideration:
Cash	$7,841
Stock (1,164,189 shares of Company Stock)	7,719
Other purchase consideration (includes 45,119 shares of Company Stock)	588
Estimated working capital adjustment	1,451
Total purchase price		$17,599
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	2,751
Restricted cash	3,185
Accounts receivable	2,850
Prepaid and other current assets	281
Property and equipment	315
Total assets acquired		9,382
Accounts payable	(786)
Accrued compensation	(3,139)
Accrued liabilities	(352)
Deferred revenue	(4,185)
Other liabilities	(326)
Total liabilities assumed		(8,788)
Fair value of identifiable intangibles at acquisition-date:
Developed technology	6,990
Customer relationships	2,990
Trade name	150
Total identifiable intangibles at acquisition-date		10,130
Deferred tax liability:		(1,475)
Goodwill		$8,350

The allocation of the purchase price consideration was based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as we gather additional information regarding the assets acquired and the liabilities assumed, and finalize the working capital adjustment.

Included in the acquisition of Exony are operating lease commitments for office space in Newbury, England. The annual lease payment for a 5 year term lease is approximately $260,000 and $91,000 for a 2 year term lease.

The goodwill of $8.3 million arising from the Exony acquisition largely reflects the expansion of our service offerings complementary to our existing products. As Exony is considered an innovative contact center software provider, the acquisition was intended to extend eGain's platform with contact center management, reporting and analytics capabilities to our customers.

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Fair Value	Life	Income Statement Category
Developed technology	6,990	4	Research and development expense
Customer relationships - software license	1,380	2	Sales and marketing expense
Customer relationships - maintenance license	1,610	6	Cost of sales
Trade name	150	2	General and administrative expense

Amortization expense related to the above intangible assets was approximately $425,000 for the three months ended September 30, 2014.

Estimated future amortization expense remaining at September 30, 2014 for intangible assets acquired is as follows:

Year Ending June 30,
2015	$2,086
2016	2,781
2017	2,090
2018	2,016
2019	438
Thereafter	294
Total future amortization expense	$9,705

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Exony, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. Exony contributed revenues of $1.5 million and net loss of $0.7 million (basic and diluted net loss per common share of $0.03) in the period ended September 30, 2014.

Note 9. Subsequent Events

          None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of the words such as “expects”, “aims”, “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential”, ”projects”, “seeks” “assumes”, “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; the result of our failure to comply with the covenants under the Comerica Loan; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; as we acquire companies or technologies, we may not realize the expected business benefits; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; our ability to develop and expand strategic and third party distribution channels; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; the effect of any future changes to our sales organization on our revenue growth rate; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the expenses associated with new data centers, additional data center capacity, real estate and office facilities space; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; risks associated with the uncertainty of pending litigation; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2015 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Corporation is a leading provider of cloud-based and on-site customer engagement software solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, South Africa and India.

Our recently acquired subsidiary,  Exony Limited (“Exony”), provides advanced analytics and management software that helps enterprises use their customer contact and call center resources more effectively, improving their customers’ experience, reducing churn and enhancing productivity. Exony products enable organizations to move away from legacy contact center infrastructure and consolidate in cloud environments, which enhances productivity and improves customer experience.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of September 30, 2014, unbilled deferred revenue increased to $30.8 million, from approximately $22.6 million as of June 30, 2014.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including Adjusted EBITDA as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted EBITDA, a non-GAAP financial measure, defined as net income (loss), adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision, amortization of acquired intangibles, and acquisition-related expenses.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisitions.

Adjusted EBITDA for the fiscal first quarter was $0.9 million compared to a loss of $1.0 million for the first quarter of fiscal 2014.

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

		Three Months Ended
		September 30,
		2014	2013
Revenue		$20,704	$15,682
Gross Profit		13,717	10,149
Adjusted EBITDA
Net loss		$(1,636)	$(2,004)
Add:	Purchase accounting adjustments to deferred revenue related to acquisitions	86	—
	Depreciation and amortization	668	463
	Stock-based compensation expense	558	346
	Interest expense, net	123	92
	Income tax provision	32	94
	Amortization of acquired intangible assets	425	—
	Acquisition-related expenses	615	—
Adjusted EBITDA		$871	$(1,009)

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, deferred tax, valuation allowance and accrued liabilities, long-lived assets, stock-based compensation goodwill and intangible assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2014, which we filed with the Securities and Exchange Commission, or SEC, on September 12, 2014.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 12, 2014 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2014.

Business Combinations

Business combinations are accounted for at fair value under the purchase method of accounting. Acquisition costs are expensed as incurred and recorded in general and administrative expenses and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 29% and 17% for the three months ended September 30, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of September 30, 2014, deferred revenue increased to $14.8 million, compared to $13.7 million as of June 30, 2014.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud contracts with customers and consist of sales commissions to the Company’s direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically one or two years. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as “Sales and marketing” expense in the condensed consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013
Revenue:
Subscription and support	50%	60%
License	33%	25%
Professional services	17%	15%
Total revenue	100%	100%
Cost of subscription and support	14%	13%
Cost of license	0%	0%
Cost of professional services	20%	22%
Total cost of revenue	34%	35%
Gross profit	66%	65%
Operating expenses:
Research and development	18%	14%
Sales and marketing	41%	47%
General and administrative	14%	14%
Total operating expenses	73%	75%
Loss from operations	(7)%	(10)%

Revenue

	Three Months Ended
	September 30,
(in thousands)	2014	2013	Change	%
Subscription and support	$10,445	$9,466	$979	10%
License	6,728	3,838	2,890	75%
Professional services	3,531	2,378	1,153	48%
Total revenue	$20,704	$15,682	$5,022	32%

Total revenue increased 32% to $20.7 million in the quarter ended September 30, 2014 from $15.7 million in the comparable year-ago quarter. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 10% to $10.5 million in the quarter ended September 30, 2014 from $9.5 million in the comparable year-ago quarter. The increase in subscription and support revenue was primarily due to $625,000 of revenue generated from Exony and an increase in support from our license business over the last four quarters. License revenue increased 75% to $6.7 million in the quarter ended September 30, 2014 from $3.8 million in the comparable year-ago quarter.  The increase in license was primarily due to new customers and additional licenses from existing customers. Professional services revenue increased 48% to $3.5 million in the quarter ended September 30, 2014 from $2.4 million in the comparable year-ago quarter. The increase in professional services revenue was primarily due to approximately $505,000 of revenue generated from Exony. Exony contributed approximately $1.5 million of revenue in the period ended September 30, 2014.

Revenue in Europe and Asia Pacific increased 24% to $8.5 million in the quarter ended September 30, 2014 from $6.8 million in the comparable year-ago quarter.  The increase in revenue outside of North America demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net increase of $365,000 in total revenue for the three months ended September 30, 2014 as compared to the comparable year-ago quarter. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands)	2014	2013	Change	%
Subscription and support	$2,879	$1,971	$908	46%
License	28	26	2	8%
Professional services	4,080	3,536	544	15%
Total cost of revenue	$6,987	$5,533	$1,454	26%
Percentage of total revenue	34%	35%
Gross margin	66%	65%

Total cost of revenue increased 26% to $7.0 million in the quarter ended September 30, 2014 from $5.5 million in the comparable year-ago quarter. Total cost of revenue represented 34% and 35% of total revenue in the quarters ended September 30, 2014 and 2013, respectively. The change was primarily due to increases of (i) $1.2 million in personnel and personnel-related expenses; (ii) $158,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $41,000 in intangible amortization of customer relationships related to acquired maintenance licenses and (iv) $57,000 in outside consulting. Gross margin for the quarter ended September 30, 2014 was 66% compared to 65% in the comparable year-ago quarter.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands)	2014	2013	Change	%
Research and development	$3,741	$2,106	$1,635	78%
Percentage of total revenue	18%	14%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development for the three months ended September 30, 2014 increased 78% to $3.7 million, compared to $2.1 million for the comparable year-ago quarter. The change was primarily due to increases of (i) $1.3 million in personnel and personnel-related expenses; (ii) $267,000 in intangible amortization of acquired developed software technology; (iii) $26,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (iv) $24,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 18% and 14% for the quarters ended September 30, 2014 and 2013, respectively.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands)	2014	2013	Change	%
Sales and marketing	$8,505	$7,395	$1,110	15%
Percentage of total revenue	41%	47%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 15% to $8.5 million in the quarter ended September 30, 2014 from $7.4 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $1.2 million in personnel and personnel-related expenses of which $115,000 relates to sales commissions; (ii) $148,000 in third party partner fees; (iii) $105,000 in intangible amortization of customer relationships related to acquired software licenses; and (iv) $29,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by decreases of (i) $250,000 in marketing programs and public relations and (ii) $75,000 from outside consulting services. Total sales and marketing expense as a percentage of total revenue was 41% and 47% for the quarters ended September 30, 2014 and 2013, respectively.

General and Administrative

	Three Months Ended
	September 30,
(in thousands)	2014	2013	Change	%
General and administrative	$2,942	$2,206	$736	33%
Percentage of total revenue	14%	14%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 33% to $2.9 million in the quarter ended September 30, 2014 from $2.2 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $615,000 in one-time acquisition transaction costs; (ii) $407,000 in personnel and personnel-related expense; (iii) $26,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (iv) $11,000 in intangible amortization of trade name partially offset by decreases of (i) $175,000 in legal expenses; (ii) $168,000 in bad debt and (iii) $9,000 from outside consulting services. Total general and administrative expense as a percentage of total revenue was 14% in both quarters ended September 30, 2014 and 2013.

Loss from Operations

	Three Months Ended
	September 30,
(in thousands)	2014	2013	Change	%
Loss from operations	$(1,471)	$(1,558)	$87	(6)%
Operating margin	(7)%	(10)%

Loss from operations in the quarter ended September 30, 2014 was $1.5 million which included $558,000 of stock-based compensation expenses, compared to loss from operations of $1.6 million which included $346,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 7% negative operating margin in the quarter ended September 30, 2014, compared to a 10% negative operating margin in the comparable year-ago quarter.

Interest Expense, Net

Interest expense consists of interest on bank borrowings, capital leases and our related party notes payable. Interest expense, net was $123,000 in the three months ended September 30, 2014 compared to $92,000 in the three months ended September 30, 2013. The increase in interest expense primarily relates to interest paid on bank borrowing repayments of $36,000.

Other Income (Expense), Net

Other income (expense), net was $10,000 for the three months ended September 30, 2014 primarily due to other income received of $143,000 offset by $133,000 from exchange rate gain/loss on foreign currency transactions compared to income (expense), net of $260,000 for the three months ended September 30, 2013 primarily related to exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

The income tax expenses primarily relate to foreign and state income tax expense. We recorded an income tax provision of $32,000 for the three months ended September 30, 2014 compared to $94,000 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Overview

As of September 30, 2014 our cash and cash equivalents and restricted cash were $7.1 million and our negative working capital was $3.8 million compared to cash and cash equivalents and restricted cash of $8.8 million and negative working capital of $1.9 million as of June 30, 2014. As of September 30, 2014, our deferred revenue was $14.8 million compared to $13.7 million on June 30, 2014.

On April 30, 2014, we borrowed $3.0 million from Comerica Bank as a term loan to be used for working capital.  For the term loan, we must make thirty-six (36) equal monthly installments of principal in the amount of $83,333.33 each, plus all accrued interest, and continuing on the same day of each month thereafter through the maturity date of January 30, 2018, at which time remaining amounts due shall be immediately due and payable. There are no prepayment penalties or warrants associated with the term loan.

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

Acquisition of Exony Limited

On July 24, 2014, we borrowed $7.0 million from our revolving line of credit with Comerica Bank in connection with the acquisition of all of the outstanding shares of Exony Limited pursuant to the Share Purchase Agreement. Amounts borrowed under the revolving line must be repaid and may be re-borrowed at any time without penalty or premium prior to April 30, 2016.

Cash Flows

Net cash used in operating activities was $6.0 million for the three months ended September 30, 2014 compared to cash provided by operating activities of $2.3 million in the comparable year-ago period. The decrease was primarily due to a net loss of $1.6 million for the three months ended September 30, 2014 compared to a net loss of $2.0 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions and intangible assets, stock-based compensation, and changes in working capital accounts specifically, increases in deferred revenue, accounts receivable, accrued liabilities and accrued compensation.

Net cash used in investing activities was $4.0 million during the three months ended September 30, 2014 and $608,000 during the comparable year-ago period. The net cash used in investing activities during the three months ended September 30, 2014 primarily related to $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired and an increase in restricted cash of $2.0 million related to escrow funds reserved for the payment of Exony management incentive bonuses. Net cash used in investing activities for the three months ended September 30, 2013 related to $608,000 of computer equipment purchases for new employees and computer hardware to support the growth in our cloud business.

Net cash provided by financing activities was $6.5 million during the three months ended September 30, 2014 compared to cash used in financing activities of $3.4 million during the comparable year-ago period. Net cash provided by financing activities for the three months ended September 30, 2014 primarily related to $7.0 million in borrowings from our line of credit used to finance the majority of the acquisition of Exony on August 6, 2014 partially offset by the repayment of $250,000 of existing bank borrowings and $233,000 principal payments on capital lease obligations. Net cash used in financing activities for the three months ended September 30, 2013 included the repayment of $2.9 million on related party notes, repayment of $667,000 of existing bank borrowings and $119,000 principal payment on a capital lease obligation partially offset by $319,000 on the exercise of stock options.

Commitments

The acquisition of Exony included operating lease commitments to lease approximately 10,435 square feet and 3,655 square feet of an office building located in Newbury, England. The leases commenced on January 24, 2014 with annual lease payments of approximately $260,000 for a 5 year term lease and $91,000 for a 2 year term lease.

Off-Balance Sheet Arrangements

As of September 30, 2014 we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There was no significant change since June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2014 totaled approximately $18.9 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. During the three months ended September 30, 2014, there was no significant fluctuation in foreign currency exchange rates between the U.S. Dollar and the Euro and the British Pound and the India Rupee. If the U.S. Dollar strengthens in future periods, we may experience an adverse effect on our financial position or results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On September 25, 2014, we entered into a settlement agreement with Pragmatus, and the case was subsequently dismissed with prejudice.

In the ordinary course of business, we are from time to time involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

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

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In August 2014, we acquired Exony  Acquisitions and investments involve numerous risks, including:

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

We derived 41% and 44% of our revenue from international sales for the quarters ended September 30, 2014 and 2013, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2014, approximately 51% of our workforce was employed in India. Of these employees, 34% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of September 30, 2014 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 38.6% of our outstanding capital stock as of September 30, 2014. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

There were no repurchased shares of stock in the quarter ended September 30, 2014.

Item 6. Exhibits

Exhibits No.	Description of Exhibits
2.1

Share Purchase Agreement dated July 30, 2014 between the Registrant, Exony Limited, and Certain Shareholders of Exony Limited, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 10‑K/A filed on October 24, 2014.

10.1	Fifth Amendment to Loan and Security Agreement dated as of December 28, 2012 between the Registrant and Comerica Bank.
10.2#	Amended and Restated 2005 Stock Incentive Plan.

10.3#	2005 Management Stock Option Plan, as amended.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)

The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

.
#	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2014	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description of Exhibits
2.1

Share Purchase Agreement dated July 30, 2014 between the Registrant, Exony Limited, and Certain Shareholders of Exony Limited, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10‑K/A filed on October 24, 2014.

10.1	Fifth Amendment to Loan and Security Agreement dated as of December 28, 2012 between the Registrant and Comerica Bank.

10.2#	Amended and Restated 2005 Stock Incentive Plan.

10.3#	2005 Management Stock Option Plan, as amended.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.
32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)

The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensation plan or arrangement.