Form 10-Q
period 2014-12-31
EGAIN Corp
filed 2015-02-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”; “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2015
Common Stock $0.001 par value	26,685,679

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	December 31,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,296	$8,785
Restricted cash	1,017	30
Accounts receivable, less allowance for doubtful accounts of $517 and $574 as of December 31, 2014 and June 30, 2014, respectively	10,736	11,163
Deferred commissions	533	865
Prepaid and other current assets	1,867	1,348
Total current assets	22,449	22,191
Property and equipment, net	3,941	4,489
Deferred commissions, net of current portion	178	337
Intangible assets, net	9,010	—
Goodwill	13,230	4,880
Other assets	1,193	750
Total assets	$50,001	$32,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,555	$2,162
Accrued compensation	7,159	5,729
Accrued liabilities	2,894	1,456
Deferred revenue	11,473	12,920
Capital lease obligations	437	392
Bank borrowings	500	1,417
Total current liabilities	25,018	24,076
Deferred revenue, net of current portion	1,157	793
Capital lease obligations, net of current portion	386	625
Bank borrowings, net of current portion	16,500	3,583
Other long term liabilities	2,043	521
Total liabilities	45,104	29,598
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 26,674 shares as of December 31, 2014 and 25,471 as of June 30, 2014	27	25
Additional paid-in capital	339,779	330,657
Notes receivable from stockholders	(76)	(83)
Accumulated other comprehensive loss	(1,156)	(970)
Accumulated deficit	(333,677)	(326,580)
Total stockholders' equity	4,897	3,049
Total liabilities and stockholders' equity	$50,001	$32,647

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	$10,956	$10,246	$21,401	$19,712
License	3,583	3,065	10,311	6,903
Professional services	4,364	4,354	7,895	6,732
Total revenue	18,903	17,665	39,607	33,347
Cost of subscription and support	3,264	1,951	6,143	3,922
Cost of license	26	26	54	52
Cost of professional services	4,951	3,859	9,031	7,395
Total cost of revenue	8,241	5,836	15,228	11,369
Gross profit	10,662	11,829	24,379	21,978
Operating expenses:
Research and development	4,160	2,390	7,901	4,496
Sales and marketing	9,599	8,617	18,104	16,012
General and administrative	2,573	1,930	5,515	4,136
Total operating expenses	16,332	12,937	31,520	24,644
Loss from operations	(5,670)	(1,108)	(7,141)	(2,666)
Interest expense, net	(145)	(37)	(268)	(129)
Other income (expense), net	163	(18)	153	(278)
Loss before income tax provision	(5,652)	(1,163)	(7,256)	(3,073)
Income tax benefit (provision)	191	(54)	159	(148)
Net loss	$(5,461)	$(1,217)	$(7,097)	$(3,221)
Per share information:
Basic and diluted net loss per common share	$(0.20)	$(0.05)	$(0.27)	$(0.13)
Weighted average shares used in computing basic and diluted net loss per common share	26,657	25,356	26,422	25,267

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(5,461)	$(1,217)	$(7,097)	$(3,221)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(192)	28	(186)	148
Comprehensive loss	$(5,653)	$(1,189)	$(7,283)	$(3,073)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,097)	$(3,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,291	984
Amortization of acquired intangibles	1,120	—
Amortization of deferred commissions	638	1,010
Amortization of deferred financing costs	10	—
Stock-based compensation	1,308	740
Provisions for doubtful accounts	—	424
Accrued interest on related party notes payable	—	19
Changes in operating assets and liabilities:
Accounts receivable	1,014	3,023
Deferred commissions	(191)	(299)
Prepaid expenses and other current assets	(303)	654
Accounts payable	(316)	(394)
Accrued compensation	(1,196)	(322)
Accrued liabilities	(792)	(1,112)
Deferred revenue	(3,146)	(179)
Other long term liabilities	(214)	(150)
Net cash (used in) provided by operating activities	(7,874)	1,177
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,905)	—
Purchases of property and equipment	(428)	(1,163)
Increase in restricted cash	(1,196)	—
Net cash used in investing activities	(3,529)	(1,163)
Cash flows from financing activities:
Payment on related party notes payable	—	(2,916)
Payments on bank borrowings	(11,950)	(1,334)
Payments on capital lease obligations	(296)	(119)
Proceeds from bank borrowings	23,950	—
Payments made for debt issue costs	(538)
Proceeds from exercise of stock options	103	457
Net cash provided by (used in) financing activities	11,269	(3,912)
Effect of change in exchange rates on cash and cash equivalents	(355)	183
Net decrease in cash and cash equivalents	(489)	(3,715)
Cash and cash equivalents at beginning of period	8,785	16,206
Cash and cash equivalents at end of period	$8,296	$12,491

Supplemental cash flow disclosures:
Cash paid for interest	$282	$139
Cash paid for taxes	$227	$108
Non-cash items:
Purchases of equipment through trade accounts payable	$42	$65
Property and equipment acquired under a capital lease	$136	$482
Issuance of common stock in connection with business acquisition	$7,719	$—

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we”, or “us”) is a leading provider of cloud-based and on-site customer engagement software solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We provide advanced analytics and management software that help enterprises use their customer contact and call center resources more effectively, improving their customers’ experience, reducing churn and enhancing productivity.  Our products enable organizations to move away from legacy contact center infrastructure and consolidate in cloud environments, which enhances productivity and improves customer experience. We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, France, South Africa, and India.

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

Information relating to our geographic areas for the three and six months ended December 31, 2014 and 2013 is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Total Revenue:
North America	$8,395	$9,033	$20,624	$17,873
EMEA	10,081	7,870	18,250	14,656
Asia Pacific	427	762	733	818
	$18,903	$17,665	$39,607	$33,347
Operating Loss:
North America	$(3,397)	$(494)	$(2,476)	$(1,038)
EMEA	(1,211)	28	(2,303)	356
Asia Pacific*	(1,062)	(642)	(2,362)	(1,984)
	$(5,670)	$(1,108)	$(7,141)	$(2,666)

*Includes costs associated with corporate support.

In addition, identifiable tangible assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,	June 30,
	2014	2014
Identifiable Tangible Assets:
North America	$10,388	$14,365
EMEA	15,142	11,282
Asia Pacific	2,231	2,065
	$27,761	$27,712

The following table provides total revenue by category for the three and six months ended December 31, 2014 and 2013, respectively, (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	$10,956	$10,246	$21,401	$19,712
License	3,583	3,065	10,311	6,903
Professional services	4,364	4,354	7,895	6,732
	$18,903	$17,665	$39,607	$33,347

For the three months ended December 31, 2014, there were two different customers that accounted for 15% and 10% of total revenue. For the three months ended December 31, 2013, there was one customer that accounted for 16% of total revenue. For the six months ended December 31, 2014, there were three different customers that accounted for 13%,  11% and for 10% of total revenue. For the six months ended December 31, 2013, there was one customer that accounted for 18% of total revenue.

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

We enter into arrangements with multiple-deliverables that generally include subscription, support, and professional services. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when VSOE of fair value does not exist, we apply the selling price hierarchy, which includes VSOE, third-party evidence of selling price, or TPE, and best estimate of selling price, or BESP. We determine the relative selling price for a deliverable based on VSOE, if available, or BESP, if VSOE is not available. We have determined that TPE is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, customer demographic, the geographic area where services are sold, price lists, go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 10% and 2% for the three months ended December 31, 2014 and 2013, respectively. License sales to resellers as a percentage of total revenue were approximately 20% and 9% for the six months ended December 31, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We determined at or around July 1, 2013 that we had established standalone value for consulting and implementation services under cloud contracts. This was primarily due to the change in our business focus, the growing number of partners we trained and certified to perform these deployment services and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to consulting and implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning July 1, 2013 when the standalone value was established for those professional services.

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

The commissions are deferred and amortized over the terms of the related customer contracts, which are typically 12 to 36 months. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized under “Sales and marketing” expense in the condensed consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

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

Deferred Financing Costs

        Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of December 31, 2014 was $538,469 and $10,017, respectively and are included in other assets in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $10,017 for three months ended December 31, 2014. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Stock-Based Compensation:
Cost of revenue	$174	$85	$303	$152
Research and development	217	52	410	99
Sales and marketing	195	160	319	293
General and administrative	164	97	276	196
Total stock-based compensation expense:	$750	$394	$1,308	$740

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended December 31, 2014 and 2013, there were 47,100 and 119,700 shares of common stock granted with a weighted-average fair value of $3.01 and $7.44, per share, respectively. During the six months ended December 31, 2014 and 2013 there were 720,400 and 261,850 shares of common stock granted with a weighted-average fair value of $3.77 and $7.16 per share respectively, using the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Expected volatility	80%	80%	80%	80%
Average risk-free interest rate	1.60%	1.44%	1.69%	1.47%
Expected life (in years)	4.50	4.50	4.50	4.50

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We determined the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deemed to be non-

recurring and non-indicative of future events. The risk-free interest rate is derived from the average U.S. Treasury Strips rate with maturities approximating the expected lives of the awards during the period, which approximate the rate in effect at the time of the grant.

We base our estimate of expected life of a stock option on the historical exercise behavior, and cancellations of all past option grants made by the Company during the time period which its equity shares have been publicly traded, the contractual term of the option, the vesting period and the expected remaining term of the outstanding options.

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2014 was $3,047,463, which is expected to be recognized over the weighted average period of 1.61 years. There were 25,097 and 38,537 options exercised for the three and six months ended December 31, 2014 and 77,929 and 288,482 options exercised for the three and six months ended December 31, 2013.

New Accounting Pronouncements

In June 2014, the Financial Accounting and Standards Board, or the FASB, issued Accounting Standards Update, or ASU 2014-12, Compensation-Stock Compensation which applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss applicable to common stockholders	$(5,461)	$(1,217)	$(7,097)	$(3,221)
Basic net loss per common stock	$(0.20)	$(0.05)	$(0.27)	$(0.13)
Weighted-average common shares used in computing basic net loss per common share	26,657	25,356	26,422	25,267
Effect of dilutive options	—	—	—	—
Weighted-average common shares used in computing diluted net loss per common share	26,657	25,356	26,422	25,267
Diluted net loss per common stock	$(0.20)	$(0.05)	$(0.27)	$(0.13)

Weighted average shares of stock options to purchase 2,910,740 and 2,667,888 shares of common stock for the three and six months ended December 31, 2014 and 2,136,411 and 2,210,706 shares of common stock for the three and six months ended December 31, 2013 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 3. Bank Borrowings

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, as administrative agent and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $10.0 million, and a term loan (“Term Loan”) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month recurring revenues from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

Borrowings under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 4.75%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) 3.75%.

We will pay certain recurring fees with respect to the Credit Agreement, including servicing fees to the administrative agent. Prior to the first anniversary of the closing date of the Credit Agreement voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments are subject a prepayment premium of 1.0% of the amount prepaid or reduced.

Subject to certain exceptions, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to the following: net proceeds from certain asset sales; net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); net proceeds of certain judgments, settlements and other claims or causes of action of us; and a portion with step-downs based upon the achievement of a financial covenant linked to the Leverage Ratio; as such term is defined in the Credit Agreement of our annual excess cash flow and our subsidiaries, and with such required prepayment amount to be reduced dollar-for-dollar by any voluntary prepayments of term loans.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. In addition, the Credit Agreement contains financial covenants which initially require us to achieve minimum EBITDA and liquidity levels.  However, subject to the conditions of the Credit Agreement, once we have achieved (but in any event no earlier than June 30, 2016) a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.50 to 1.00 and a Leverage Ratio of less than 2.50 to 1.00, we will be required to comply with a minimum Fixed Charge Coverage Ratio and a specific Leverage Ratio.

The Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; monetary judgment defaults; bankruptcy, insolvency and dissolution events; cross-default to other material indebtedness; material inaccuracy of a representation or warranty when made; failure to perfect a lien; actual or asserted invalidity or impairment of any definitive loan documentation or repudiation of guaranties; or a change of control. As of December 31, 2014, balances on the Term Loan and Revolving Loans were $10.0 million and $7.0 million, respectively.

As a condition to entering into the Credit Agreement, the Company pledged certain property and assets as collateral for the benefit of Wells Fargo Bank.

Concurrently with our entry into the Credit Agreement described above, we paid in full and terminated that certain Loan and Security Agreement dated June 7, 2011, as amended, between us and Comerica Bank.

Note 4. Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States and United Kingdom, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our benefit primarily relates to foreign operations and realized benefits of amortized book intangibles as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2014 and in the six months ended December 31, 2014.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2014 and June 30, 2014. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of December 31, 2014		As of June 30, 2014
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash, cash equivalents and restricted cash:
Money market funds	$222	$222	$1,622	$1,622
Total assets	$222	$222	$1,622	$1,622

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of December 31, 2014 and June 30, 2014, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates. Based on borrowing rates currently available to the Company for loans with similar terms and capital leases, the carrying value of the bank borrowings and capital lease obligations approximates fair value.

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the six months ended December 31, 2014 and 2013, there were no shares repurchased.

Note 8. Acquisition

On July 30, 2014, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited, a privately held United Kingdom company (“Exony”), and certain of its shareholders (collectively, the “Shareholders”), pursuant to which we agreed to acquire all the outstanding share capital of Exony for (A) an aggregate of  1,209,308 shares of the Company’s common stock, $0.001 par value per share (“Company Stock”), with a value of $8.02 million as of August 6, 2014, the closing date of the acquisition (based on the closing price of the Company’s common stock as of such date) and (B) an aggregate of $8.13 million in cash (collectively “Acquisition Consideration”), with 15% of each of the cash and Company Stock being held in an escrow account to secure certain indemnification obligations of the Shareholders.  The Acquisition Consideration is subject to an adjustment based on Exony’s working capital as of the closing. The other purchase consideration relates to two shareholders of Exony who have the right to exercise their options within six months from the acquisition date which entitles them to $299,000  (45,119 shares) of Company stock and $289,000 of cash acquisition consideration. The cash portion of the transaction was funded from eGain’s existing cash and its available credit facility. We have incurred acquisition costs of approximately $844,000 through December 31, 2014, which are included in general and administrative expenses.

The purchase price for this acquisition had been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance	Life	Income Statement Category
Developed technology	$ 6,990	$ (704)	$ 6,286	4	Research and development expense
Customer relationships - software license	1,380	(278)	1,102	2	Sales and marketing expense
Customer relationships - maintenance license	1,610	(108)	1,502	6	Cost of sales
Trade name	150	(30)	120	2	General and administrative expense
	$ 10,130	$ (1,120)	$ 9,010

Amortization expense related to the above intangible assets for the three and six months ended December 31, 2014 was approximately $0.7 million and $1.1 million, respectively.

Estimated future amortization expense remaining at December 31, 2014 for intangible assets acquired is as follows:

Year Ending
June 30,
2015	$1,391
2016	2,781
2017	2,090
2018	2,016
2019	438
Thereafter	294
Total future amortization expense	$9,010

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Exony, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity.  Exony contributed revenues of $2.3 million and $3.8 million for the three and six month periods ended December 31, 2014, respectively. Net loss of $1.2 million and net loss of $1.9 million was incurred from Exony in the three and six month periods ended December 31, 2014.

Note 9. Subsequent Events

 None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of the words such as “expects”, “aims”, “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential”, ”projects”, “seeks” “assumes”,  “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; the result of our failure to comply with the covenants under the Wells Fargo Bank Facility; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; as we acquire companies or technologies, we may not realize the expected business benefits; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; our ability to develop and expand strategic and third party distribution channels; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; the effect of any future changes to our sales organization on our revenue growth rate; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the expenses associated with new data centers, additional data center capacity, real estate and office facilities space; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2015 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

Overview

eGain Corporation is a leading provider of cloud-based and on-site customer engagement software solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on eGain to transform fragmented sales engagement and customer service operations into unified Customer Interaction Hubs. We provide advanced analytics and management software that helps enterprises use their customer contact and call center resources more effectively, improving their customers’ experience, reducing churn and enhancing productivity. Our products enable organizations to move away from legacy contact center infrastructure and consolidate in cloud environments, which enhances productivity and improves customer experience.

We have operations in the United States, United Kingdom, Netherlands, Ireland, Italy, Germany, South Africa and India.

We provide advanced analytics and management software that help enterprises use their customer contact and call center resources more effectively, improving their customers’ experience, reducing churn and enhancing productivity. Exony products enable organizations to move away from legacy contact center infrastructure and consolidate in cloud environments, which enhances productivity and improves customer experience.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of December 31, 2014, unbilled deferred revenue increased to $29.1 million, from approximately $22.6 million as of June 30, 2014.

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

Adjusted EBITDA, a non-GAAP financial measure, defined as net income (loss), adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision (benefit), amortization of acquired intangibles, and acquisition-related expenses.

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

Adjusted EBITDA was a loss of $2.4 million and a loss of $1.5 million for the three and six months ended December 31, 2014, respectively. For the three and six months ended December 31, 2013, adjusted EBITDA was a loss of $0.3 million and a loss of $1.2 million, respectively.

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

		Three Months Ended		Six Months Ended
		December 31,		December 31,
		2014	2013	2014	2013
Revenue		$18,903	$17,665	$39,607	$33,347
Gross Profit		10,662	11,829	24,379	21,978
Adjusted EBITDA
Net loss		$(5,461)	$(1,217)	$(7,097)	$(3,221)
Add:	Purchase accounting adjustments to deferred revenue related to acquisitions	162	—	248	—
	Depreciation and amortization	623	463	1,291	984
	Stock-based compensation expense	750	394	1,308	740
	Interest expense, net	145	37	268	129
	Income tax provision (benefit)	(191)	54	(159)	148
	Amortization of acquired intangible assets	695	—	1,120	—
	Acquisition-related expenses	229	—	844	—
	Severance and related charges	644	—	704	—
Adjusted EBITDA		$(2,404)	$(269)	$(1,473)	$(1,220)

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 12, 2014 and determined that there were no significant changes to our critical accounting policies in the six months ended December 31, 2014.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 10% and 2% for the three months ended December 31, 2014 and 2013, respectively. License sales to resellers as a percentage of total revenue were approximately 20% and 9% for the six months ended December 31, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

We determined at or around July 1, 2013 that we had established standalone value for these implementation services under cloud contracts. This was primarily due to the change in our business focus, the growing number of partners we trained and certified to perform these deployment services and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to consulting and implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning July 1, 2013 when the standalone value was established for those professional services.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of December 31, 2014, deferred revenue decreased to $12.6 million, compared to $13.7 million as of June 30, 2014.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	58%	58%	54%	59%
License	19%	17%	26%	21%
Professional services	23%	25%	20%	20%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	18%	11%	15%	12%
Cost of license	—%	—%	—%	—%
Cost of professional services	26%	22%	23%	22%
Total cost of revenue	44%	33%	38%	34%
Gross profit	56%	67%	62%	66%
Operating expenses:
Research and development	22%	14%	20%	14%
Sales and marketing	51%	48%	46%	48%
General and administrative	14%	11%	14%	12%
Total operating expenses	87%	73%	80%	74%
Loss from operations	(31)%	(6)%	(18)%	(8)%

Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Subscription and support	$10,956	$10,246	$710	7%	$21,401	$19,712	$1,689	9%
License	3,583	3,065	518	17%	10,311	6,903	3,408	49%
Professional services	4,364	4,354	10	0%	7,895	6,732	1,163	17%
Total revenue	$18,903	$17,665	$1,238	7%	$39,607	$33,347	$6,260	19%

Total revenue increased 7% to $18.9 million in the quarter ended December 31, 2014 from $17.7 million in the comparable year-ago quarter. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 7% to $11.0 million in the quarter ended December 31, 2014 from $10.2 million in the comparable year-ago quarter. The increase in subscription and support revenue was primarily due to $1.1 million of revenue generated from Exony and an increase in support from our license business over the last four quarters. License revenue increased 17% to $3.6 million in the quarter ended December 31, 2014 from $3.1 million in the comparable year-ago quarter.  The increase in license revenue was primarily due to new customers and additional licenses from existing customers. Professional services revenue was flat at  $4.4 million in the quarter ended December 31, 2014 compared to the year-ago quarter.

Total revenue for the six months ended December 31, 2014 increased 19% to $39.6 million, compared to $33.3 million in the same period last year. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 9% to $21.4 million for the six months ended December 31, 2014, compared to $19.7 million in the same period last year. The increase in subscription and support revenue was primarily due to $1.7 million of revenue generated from Exony. License revenue increased 49% to $10.3 million for the six months ended December 31, 2014, compared to $6.9 million in the same period last year.  The increase in license revenue was primarily due to new customers and additional licenses from existing customers and $800,000 of revenue generated from Exony. Professional services revenue increased 17% to $7.9 million for the six months ended December 31, 2014, compared to $6.7 million in the same period last year. The increase in professional services revenue was primarily due to approximately $1.3 million of revenue generated from Exony.

Revenue in Europe and Asia Pacific increased 22% to $10.5 million in the quarter ended December 31, 2014 from $8.6 million in the comparable year-ago quarter.  Total revenue for the six months ended December 31, 2014 increased 23% to $19.0 million in Europe and Asia Pacific, compared to $15.5 million in the same period last year. The increase in revenue outside of North America demonstrates increased acceptance of our product world-wide. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $91,000 in total revenue in the quarter ended December 31, 2014 and an increase of $106,000 for the six months ended December 31, 2014. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Subscription and support	$3,264	$1,951	$1,313	67%	$6,143	$3,922	$2,221	57%
License	26	26	—	—%	54	52	2	4%
Professional services	4,951	3,859	1,092	28%	9,031	7,395	1,636	22%
Total cost of revenue	$8,241	$5,836	$2,405	41%	$15,228	$11,369	$3,859	34%
Percentage of total revenue	44%	33%			38%	34%
Gross margin	56%	67%			62%	66%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers and network support staff who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue increased 41% to $8.2 million in the quarter ended December 31, 2014 from $5.8 million in the comparable year-ago quarter. Total cost of revenue represented 44% and 33% of total revenue in the quarters ended December 31, 2014 and 2013, respectively. The change was primarily due to increases of (i) $2.0 million in personnel and personnel-related expenses; (ii) $276,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers; (iii) $75,000 in outside consulting and (iv) $67,000 in intangible amortization of customer relationships related to acquired maintenance licenses partially offset by $67,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the quarter ended December 31, 2014 was 56% compared to 67% in the comparable year-ago quarter.

Total cost of revenue for the six month ended December 31, 2014 increased 34% to $15.2 million, compared to $11.4 million in the same period last year. Total cost of revenue represented 38% and 34% of total revenue in the six month period ended December 31, 2014 and 2013, respectively. The change was primarily due to increases of (i) $3.3 million in personnel and personnel-related expenses; (ii) $268,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers; (iii) $164,000 in outside consulting;  and (iv) $108,000 in intangible amortization of customer relationships related to acquired maintenance licenses partially offset by $33,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the six month ended December 31, 2014 was 62% compared to 66% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate cost of subscription and support and cost of license to remain relatively constant while the cost of professional services to decrease in future quarters based upon our current business plan.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Research and development	$4,160	$2,390	$1,770	74%	$7,901	$4,496	$3,405	76%
Percentage of total revenue	22%	14%			20%	14%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development increased 74% to $4.2 million in the quarter ended December 31, 2014 from $2.4 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $1.4 million in personnel and personnel-related expenses; (ii) $437,000 in intangible amortization of acquired developed software technology; partially offset by a decrease of $85,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 22% and 14% for the quarters ended December 31, 2014 and 2013, respectively.

Total costs for research and development for the six months ended December 31, 2014 increased 76% to $7.9 million, compared to $4.5 million in the same period last year. The change was primarily due to increases of (i) $2.8 million in personnel and personnel-related expenses; (ii) $704,000 in intangible amortization of acquired developed software technology; partially offset by decreases of (i) $80,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $61,000 in outside consulting services. Total research and development revenue as a percentage of total revenue for the six month ended December 31, 2014 was 20%  compared to 14% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to decrease in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Sales and marketing	$9,599	$8,617	$982	11%	$18,104	$16,012	$2,092	13%
Percentage of total revenue	51%	48%			46%	48%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense increased 11% to $9.6 million in the quarter ended December 31, 2014 from $8.6 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $1.3 million in personnel and personnel-related expenses of which $468,000 relates to severance and related charges and  $420,000 relates to sales commissions; and (ii) $173,000 in intangible amortization of customer relationships related to acquired software licenses;  partially offset by decreases of (i)  $343,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (ii) $189,000 in outside consulting services. Total sales and marketing expense as a percentage of total revenue was 51% and 48% for the quarters ended December 31, 2014 and 2013, respectively.

Total sales and marketing expense for the six months ended December 31, 2014 increased 13% to $18.1 million, compared to $16.0 million in the same period last year. The change was primarily due to increases of (i) $2.6 million in personnel and personnel-related expenses of which $1.4 million relates to sales commissions and $528,000 relates to severance and related charges; (ii) $278,000 in intangible amortization of customer relationships related to acquired software licenses; and (iii) $148,000 in third party partner fees; partially offset by decreases of (i) $435,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (ii) $260,000 from outside consulting services; and (iii) $242,000 in marketing programs and public relations services. Total sales and marketing expense as a percentage of total revenue for the six month ended December 31, 2014 was 46%  compared to 48% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate sales and marketing expense to decrease in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
General and administrative	$2,573	$1,930	$643	33%	$5,515	$4,136	$1,379	33%
Percentage of total revenue	14%	11%			14%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 33% to $2.6 million in the quarter ended December 31, 2014 from $1.9 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $589,000 in personnel and personnel-related expense of which $141,000 relates to severance and related charges; (ii)  $229,000 in one-time acquisition transaction costs; (iii) $103,000 from outside consulting services, including accounting and audit services; (iv) $19,000 in intangible amortization of trade name; partially offset by decreases of (i) $284,000 in legal expenses; (ii) $173,000 in bad debt; and (iii) $12,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total general and administrative expense as a percentage of total revenue was 14% and 11% for the quarters ended December 31, 2014 and 2013, respectively.

Total general and administrative expense for the six months ended December 31, 2014 increased 33% to $5.5 million, compared to $4.1 million in the same period last year. The change was primarily due to increases of (i) $1.1 million in personnel and personnel-related expense of which $141,000 relates to severance and related charges; (ii) $844,000 million in one-time acquisition transaction costs; (iii) $107,000 from outside consulting services, including accounting and audit services; (iv) $30,000 in intangible amortization of trade name partially offset by decreases of (i) $455,000 in legal expenses; (ii)  $347,000 in bad debt; and (iii)  $41,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total general and administrative expense as a percentage of total revenue for the six month ended December 31, 2014 was 14%  compared to 12% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate general and administrative expense to decrease in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2014	2013	Change	%	2014	2013	Change	%
Loss from operations	$(5,670)	$(1,108)	$(4,562)	412%	$(7,141)	$(2,666)	$(4,475)	168%
Operating margin	(31)%	(6)%			(18)%	(8)%

Loss from operations in the quarter ended December 31, 2014 was $5.7 million which included $750,000 of stock-based compensation expenses, compared to loss from operations of $1.1 million which included $394,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 31% negative operating margin in the quarter ended December 31, 2014, compared to a 6% negative operating margin in the comparable year-ago quarter.

Loss from operations for the six months ended December 31, 2014 was $7.1 million which included $1.3 million of stock-based compensation expenses, compared to loss from operations of $2.7 million in the same period last year which included $740,000 of stock-based compensation expenses in the same period last year. We recorded a 18% negative operating margin for the six month ended December 31, 2014, compared to 8% negative operating margin in the same period last year.

Interest Expense, Net

Interest expense consists of interest on bank borrowings, capital leases and our related party notes payable. Interest expense, net was $145,000 and $268,000 in the three and six months ended December 31, 2014 compared to $37,000 and $129,000 in the three and six months ended December 31, 2013. The increase in interest expense primarily relates to interest paid on bank borrowing repayments and capital leasing agreements.

Other Income (Expense), Net

Other income was $163,000 and $153,000 for the three and six months ended December 31, 2014 compared to other expense of $18,000 and $278,000 the three and six months ended December 31, 2013. Other income primarily consists of an unclaimed property refund. Other expense primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Benefit (Provision)

We recorded an income tax benefit of $191,000 and $159,000 for the three and six months ended December 31, 2014 compared to an income tax provision of $54,000 and $148,000 for the three and six months ended December 31, 2013. The tax benefit primarily relates to the reversal of the intangible amortization generated and benefited by Exony Limited which was acquired in the current fiscal year. The income tax expenses primarily relate to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of December 31, 2014 our cash and cash equivalents and restricted cash were $9.3 million and our negative working capital was $2.6 million compared to cash and cash equivalents and restricted cash of $8.8 million and negative working capital of $1.9 million as of June 30, 2014. As of December 31, 2014, our deferred revenue was $12.6 million compared to $13.7 million on June 30, 2014.

On November 21, 2014, we entered into a new $20 million credit facility with Wells Fargo Bank to be used for working capital and support our strategic growth plans. The new facility, which includes a $10 million, five-year term loan and a $10 million revolver, replaces our prior credit facility with Comerica Bank.  For the term loan, we must make quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date of November 21, 2019, at which time remaining amounts shall be immediately due and payable.

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

Cash Flows

Net cash used in operating activities was $7.9 million for the six months ended December 31, 2014 compared to cash provided by operating activities of $1.2 million in the comparable year-ago period. The decrease was primarily due to a net loss of $7.1 million for the six months ended December 31, 2014 compared to a net loss of $3.2 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts specifically, decreases in deferred revenue, accrued compensation, accrued liabilities, accounts payable, and increases in prepaid and other current assets.

Net cash used in investing activities was $3.5 million during the six months ended December 31, 2014 and $1.2 million during the comparable year-ago period. The net cash used in investing activities during the six months ended December 31, 2014 primarily related to $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired and an increase in restricted cash of $1.2 million related to escrow funds reserved for the payment of Exony management incentive bonuses. Net cash used in investing activities for the six months ended December 31, 2013 related to $1.2 million of computer equipment purchases for new employees and computer hardware to support the growth in our cloud business.

Net cash provided by financing activities was $11.3 million during the six months ended December 31, 2014 compared to cash used in financing activities of $3.9 million during the comparable year-ago period. Net cash provided by financing activities for the six months ended December 31, 2014 primarily related to $24.0 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans partially offset by the repayment of $12.0 million of existing bank borrowings, $538,000 payments made for debt issue costs, and $296,000 principal payments on capital lease obligations. Net cash used in financing activities for the six months ended December 31, 2013 included the repayment of $2.9 million on related party notes, repayment of $1.3 million of existing bank borrowings and $119,000 principal payments on a capital lease obligation partially offset by $457,000 from the exercise of stock options.

Commitments

The acquisition of Exony included operating lease commitments to lease approximately 10,435 square feet and 3,655 square feet of an office building located in Newbury, England. The leases commenced on January 24, 2014 with annual lease payments of approximately $260,000 for a 5 year term lease and $91,000 for a 2 year term lease.

Off-Balance Sheet Arrangements

As of December 31, 2014 we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There was no significant change since June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2014 totaled approximately $17.4 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We

are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

If we fail to comply with our covenants, Wells Fargo can declare any outstanding amounts immediately due and payable and stop extending credit to us. If our access to credit were restricted in this way, our operations would suffer and negatively impact our business.

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

•	deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies at the acquired company;

•	challenges caused by distance, language and cultural differences;

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

Growth of our business is dependent on our ability to improve our sales force and on the ability of our sales force to increase sales. If we are not able to effectively develop and maintain awareness of our products in a cost-effective manner, we may not achieve widespread acceptance of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in other areas of the Company and may result in declines in the market price of our common stock.

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

We derived 56% and 49% of our revenue from international sales for the quarters ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013, we derived 48% and 46% of our revenue from international sales, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2014, approximately 41% of our workforce was employed in India. Of these employees, 35% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of December 31, 2014 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

•

actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated revenue and profitability goals and changes in or failure to meet securities analysts’ expectations;

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 38.7% of our outstanding capital stock as of December 31, 2014. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

There were no repurchased shares of stock in the quarter ended December 31, 2014.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the six months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended December 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: February 9, 2015	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the six months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended December 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements

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