Form 10-Q
period 2015-03-31
EGAIN Corp
filed 2015-05-08
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock $0.001 par value	26,769,132

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	March 31,	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,190	$8,785
Restricted cash	766	30
Accounts receivable, less allowance for doubtful accounts of $726 and $574 as of March 31, 2015 and June 30, 2014, respectively	12,220	11,163
Deferred commissions	544	865
Prepaid and other current assets	1,825	1,348
Total current assets	24,545	22,191
Property and equipment, net	3,435	4,489
Deferred commissions, net of current portion	150	337
Intangible assets, net	8,315	—
Goodwill	13,230	4,880
Other assets	1,317	750
Total assets	$50,992	$32,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,909	$2,162
Accrued compensation	7,483	5,729
Accrued liabilities	2,791	1,456
Deferred revenue	14,569	12,920
Capital lease obligations	451	392
Bank borrowings	562	1,417
Total current liabilities	27,765	24,076
Deferred revenue, net of current portion	1,377	793
Capital lease obligations, net of current portion	342	625
Bank borrowings, net of current portion	16,312	3,583
Other long term liabilities	2,033	521
Total liabilities	47,829	29,598
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 26,765 shares as of March 31, 2015 and 25,471 as of June 30, 2014	27	25
Additional paid-in capital	340,402	330,657
Notes receivable from stockholders	(77)	(83)
Accumulated other comprehensive loss	(1,113)	(970)
Accumulated deficit	(336,076)	(326,580)
Total stockholders' equity	3,163	3,049
Total liabilities and stockholders' equity	$50,992	$32,647

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue:
Subscription and support	$10,840	$10,608	$32,241	$30,320
License	5,230	2,519	15,541	9,422
Professional services	3,162	4,899	11,057	11,631
Total revenue	19,232	18,026	58,839	51,373
Cost of subscription and support	3,021	2,238	9,164	6,160
Cost of license	4	28	58	80
Cost of professional services	4,525	3,716	13,556	11,111
Total cost of revenue	7,550	5,982	22,778	17,351
Gross profit	11,682	12,044	36,061	34,022
Operating expenses:
Research and development	4,142	2,668	12,043	7,164
Sales and marketing	7,883	8,628	25,987	24,640
General and administrative	1,812	1,436	7,327	5,572
Total operating expenses	13,837	12,732	45,357	37,376
Loss from operations	(2,155)	(688)	(9,296)	(3,354)
Interest expense, net	(310)	(17)	(578)	(146)
Other income (expense), net	15	(77)	168	(355)
Loss before income tax benefit (provision)	(2,450)	(782)	(9,706)	(3,855)
Income tax benefit (provision)	51	(225)	210	(373)
Net loss	$(2,399)	$(1,007)	$(9,496)	$(4,228)
Per share information:
Basic and diluted net loss per common share	$(0.09)	$(0.04)	$(0.36)	$(0.17)
Weighted average shares used in computing basic and diluted net loss per common share	26,709	25,418	26,516	25,316

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net loss	$(2,399)	$(1,007)	$(9,496)	$(4,228)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	43	23	(143)	171
Comprehensive loss	$(2,356)	$(984)	$(9,639)	$(4,057)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,496)	$(4,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,898	1,537
Amortization of acquired intangibles	1,815	—
Amortization of deferred commissions	808	1,468
Amortization of deferred financing costs	41	—
Stock-based compensation	1,830	1,210
Provisions for doubtful accounts	236	493
Accrued interest on related party notes payable	—	19
Changes in operating assets and liabilities:
Accounts receivable	(928)	2,858
Deferred commissions	(372)	(360)
Prepaid expenses and other current assets	(455)	827
Accounts payable	(896)	(598)
Accrued compensation	(581)	(50)
Accrued liabilities	(910)	(1,246)
Deferred revenue	337	(4,333)
Other long term liabilities	(207)	(112)
Net cash used in operating activities	(6,880)	(2,515)
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,905)	—
Purchases of property and equipment	(512)	(1,585)
Increase in restricted cash	(980)	(1)
Net cash used in investing activities	(3,397)	(1,586)
Cash flows from financing activities:
Payment on related party notes payable	—	(2,916)
Payments on bank borrowings	(12,076)	(2,000)
Payments on capital lease obligations	(359)	(119)
Proceeds from bank borrowings	23,950	—
Payments made for debt issue costs	(550)	—
Proceeds from exercise of stock options	205	557
Net cash provided by (used in) financing activities	11,170	(4,478)
Effect of change in exchange rates on cash and cash equivalents	(488)	142
Net increase (decrease) in cash and cash equivalents	405	(8,437)
Cash and cash equivalents at beginning of period	8,785	16,206
Cash and cash equivalents at end of period	$9,190	$7,769

Supplemental cash flow disclosures:
Cash paid for interest	$298	$176
Cash paid for taxes	$304	$231
Non-cash items:
Purchases of equipment through trade accounts payable	$59	$154
Property and equipment acquired under a capital lease	$185	$482
Issuance of common stock in connection with business acquisition	$7,719	$—

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we”, or “us”) is a leading provider of cloud-based and on-site customer engagement software solutions. For over a decade, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We provide advanced analytics and management software that help enterprises use their customer contact and call center resources more effectively, improving their customers’ experience, reducing churn and enhancing productivity.  Our products enable organizations to move away from legacy contact center infrastructure and consolidate in cloud environments, which enhances productivity and improves customer experience. We have operations in the United States, United Kingdom, Netherlands, Ireland, Germany, France, South Africa, and India.

Principles of Consolidation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2014 was derived from audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2015.

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

Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Accounting Standards Codification, or ASC, 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment and all required financial segment information can be found in the condensed consolidated financial statements.

Information relating to our geographic areas for the three and nine months ended March 31, 2015 and 2014 is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Total Revenue:
North America	$9,171	$9,562	$29,795	$27,435
EMEA	9,620	8,127	27,870	22,783
Asia Pacific	441	337	1,174	1,155
	$19,232	$18,026	$58,839	$51,373
Operating Loss:
North America	$(1,215)	$(569)	$(3,691)	$(1,607)
EMEA	32	1,118	(2,271)	1,474
Asia Pacific*	(972)	(1,237)	(3,334)	(3,221)
	$(2,155)	$(688)	$(9,296)	$(3,354)

*Includes costs associated with corporate support.

For the three months ended March 31, 2015, there were no customers that accounted for greater than 10% of total revenue. For the three months ended March 31, 2014, there was one customer that accounted for 16% and another for 10% of total revenue. For the nine months ended March 31, 2015, there were two different customers that accounted for 10% of total revenue, respectively. For the nine months ended March 31, 2014, there was one customer that accounted for 17% of total revenue.

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

When licenses are sold together with system implementation and consulting services, license fees are recognized upon shipment, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor-specific objective evidence (“VSOE”), of fair value, and (iv) the services are not essential to the functionality of the software.

We enter into arrangements with multiple-deliverables that generally include subscription, support, and professional services. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. We use VSOE, of fair value for each of those units, when available. For revenue recognition with multiple-deliverable elements, in certain limited circumstances when VSOE of fair value does not exist, we apply the selling price hierarchy, which includes VSOE, third-party evidence of selling price (“TPE”), and best estimate of selling price (“BESP”). We determine the relative selling price for a deliverable based on VSOE, if available, or BESP, if VSOE is not available. We have determined that TPE is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information.

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

Subscription and Support Revenue

Cloud Revenue

Cloud services revenue consists of fees from customers subscribing to our cloud-based service offerings. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of 12 to 36 months and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 10% and 6% for the three months ended March 31, 2015 and 2014, respectively. License sales to resellers as a percentage of total revenue were approximately 17% and 8% for the nine months ended March 31, 2015 and 2014, respectively.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs for the quarter and accumulated amortization as of March 31, 2015 was $508,726 and $40,897, respectively and are included in other assets in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $30,672 and $40,897 for three and nine months ended March 31, 2015. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Stock-Based Compensation:
Cost of revenue	$106	$92	$409	$244
Research and development	184	102	594	201
Sales and marketing	102	179	421	472
General and administrative	130	97	406	293
Total stock-based compensation expense:	$522	$470	$1,830	$1,210

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended March 31, 2015 and 2014, there were 13,500 and 274,650 shares of common stock granted with a weighted-average fair value of $2.64 and $5.08, per share, respectively. During the nine months ended March 31, 2015 and 2014 there were 733,900 and 536,500 shares of common stock granted with a weighted-average fair value of $3.75 and $6.09 per share respectively, using the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Expected volatility	80%	80%	80%	80%
Average risk-free interest rate	1.45%	1.60%	1.69%	1.52%
Expected life (in years)	4.50	4.50	4.40	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2015 was $2,392,299, which is expected to be recognized over the weighted-average period of 1.53 years. There were 90,933 and 129,470 options exercised for the three and nine months ended March 31, 2015 and 58,899 and 347,381 options exercised for the three and nine months ended March 31, 2014.

New Accounting Pronouncements

In April 2015, the Financial Accounting and Standards Board, or the FASB, issued Accounting Standards Update, or ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software, which provides guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In April 2015, the FASB, issued ASU 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In January 2015, the FASB, issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates the requirement to consider whether an event or transaction is extraordinary. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In June 2014, the FASB, issued ASU 2014-12, Compensation-Stock Compensation which applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018), including interim periods within that reporting period, with early application not permitted. In April 2015, FASB has issued for public comment a proposed Accounting Standards Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which would defer the effective date of this new revenue recognition standard by one year. This will change the effective date to annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the effects that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

Note 2. Net Loss per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares outstanding is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net loss applicable to common stockholders	$(2,399)	$(1,007)	$(9,496)	$(4,228)
Basic net loss per common stock	$(0.09)	$(0.04)	$(0.36)	$(0.17)
Weighted-average common shares used in computing basic net loss per common share	26,709	25,418	26,516	25,316
Effect of dilutive options	—	—	—	—
Weighted-average common shares used in computing diluted net loss per common share	26,709	25,418	26,516	25,316
Diluted net loss per common stock	$(0.09)	$(0.04)	$(0.36)	$(0.17)

Weighted-average shares of stock options to purchase 2,833,206 and 2,722,293 shares of common stock for the three and nine months ended March 31, 2015 and 2,152,759 and 2,191,672 shares of common stock for the three and nine months ended March 31, 2014 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; monetary judgment defaults; bankruptcy, insolvency and dissolution events; cross-default to other material indebtedness; material inaccuracy of a representation or warranty when made; failure to perfect a lien; actual or asserted invalidity or impairment of any definitive loan documentation or repudiation of guaranties; or a change of control. As of March 31, 2015, balances on the Term Loan and Revolving Loans were $9.9 million and $7.0 million, respectively.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2014 and in the nine months ended March 31, 2015.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2015 and June 30, 2014. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (unaudited, in thousands):

	As of March 31, 2015		As of June 30, 2014
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash, cash equivalents and restricted cash:
Money market funds	$—	$—	$1,622	$1,622
Total assets	$—	$—	$1,622	$1,622

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of March 31, 2015 and June 30, 2014, we did not have any Level 2 or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective condensed consolidated balance sheet dates. Based on borrowing rates currently available to the Company for loans and capital leases with similar terms, the carrying value of the bank borrowings and capital lease obligations approximates fair value.

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the nine months ended March 31, 2015 and 2014, there were no shares repurchased.

Note 8. Acquisition

On July 30, 2014, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited, a privately held United Kingdom company (“Exony”), and certain of its shareholders (collectively, the “Shareholders”), pursuant to which we agreed to acquire all the outstanding share capital of Exony for (A) an aggregate of  1,209,308 shares of the Company’s common stock, $0.001 par value per share (“Company Stock”), with a value of $8.02 million as of August 6, 2014, the closing date of the acquisition (based on the closing price of the Company’s common stock as of such date) and (B) an aggregate of $8.13 million in cash (collectively “Acquisition Consideration”), with 15% of each of the cash and Company Stock being held in an escrow account to secure certain indemnification obligations of the Shareholders.  The Acquisition Consideration is subject to an adjustment based on Exony’s working capital as of the closing. The other purchase consideration relates to two shareholders of Exony who have the right to exercise their options within six months from the acquisition date which entitles them to $299,000 (45,119 shares) of Company stock and $289,000 of cash acquisition consideration. The cash portion of the transaction was funded from eGain’s existing cash and its available credit facility. We have incurred acquisition costs of approximately $844,000 through March 31, 2015, which are included in general and administrative expenses.

The purchase price for this acquisition had been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Purchase consideration:
Cash	$7,841
Stock (1,164,189 shares of Company Stock)	7,719
Other purchase consideration (includes 45,119 shares of Company Stock)	588
Estimated working capital adjustment	1,451
Total purchase price		$17,599
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	2,751
Restricted cash	3,185
Accounts receivable	2,850
Prepaid and other current assets	281
Property and equipment	315
Total assets acquired		9,382
Accounts payable	(786)
Accrued compensation	(3,139)
Accrued liabilities	(352)
Deferred revenue	(4,185)
Other liabilities	(326)
Total liabilities assumed		(8,788)
Fair value of identifiable intangibles at acquisition-date:
Developed technology	6,990
Customer relationships	2,990
Trade name	150
Total identifiable intangibles at acquisition-date		10,130
Deferred tax liability		(1,475)
Goodwill		$8,350

The allocation of the purchase price consideration was based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as we finalize the working capital adjustment and continue to gather additional information regarding the assets acquired and the liabilities assumed.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance	Life	Income Statement Category
Developed technology	$ 6,990	$ (1,141)	$ 5,849	4	Research and development expense
Customer relationships - software license	1,380	(450)	930	2	Sales and marketing expense
Customer relationships - maintenance license	1,610	(175)	1,435	6	Cost of sales
Trade name	150	(49)	101	2	General and administrative expense
	$ 10,130	$ (1,815)	$ 8,315

Amortization expense related to the above intangible assets for the three and nine months ended March 31, 2015 was approximately $0.7 million and $1.8 million, respectively.

Estimated future amortization expense remaining at March 31, 2015 for intangible assets acquired is as follows:

Year Ending
June 30,
2015	$696
2016	2,781
2017	2,090
2018	2,016
2019	438
Thereafter	294
Total future amortization expense	$8,315

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Exony, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity.  Exony contributed revenues of $3.3 million and $7.1 million for the three and nine month periods ended March 31, 2015, respectively. Net income of $0.4 million and net loss of $1.5 million was incurred from Exony in the three and nine month periods ended March 31, 2014.

Note 9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of the words such as “expects”, “aims”, “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential”, ”projects”, “seeks” “assumes”,  “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals; the result of our failure to comply with the covenants under the Wells Fargo Bank Facility; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; as we acquire companies or technologies, we may not realize the expected business benefits; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnership and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; our ability to develop and expand strategic and third party distribution channels; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; the effect of any future changes to our sales organization on our revenue growth rate; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the expenses associated with new data centers, additional data center capacity, real estate and office facilities space; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations in fiscal 2015 with respect to revenue, cost of revenue, expenses and other financial metrics. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have operations in the United States, United Kingdom, Netherlands, Ireland, Germany, South Africa and India.

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

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of March 31, 2015, unbilled deferred revenue decreased to $22.1 million, from approximately $22.6 million as of June 30, 2014.

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

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss), adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision (benefit), amortization of acquired intangibles, and acquisition-related expenses.

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

Adjusted EBITDA was income of $0.4 million and a loss of $1.1 million for the three and nine months ended March 31, 2015, respectively. For the three and nine months ended March 31, 2014, adjusted EBITDA was income of $0.3 million and a loss of $1.0 million, respectively.

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

		Three Months Ended		Nine Months Ended
		March 31,		March 31,
		2015	2014	2015	2014
Revenue		$19,232	$18,026	$58,839	$51,373
Gross Profit		11,682	12,044	36,061	34,022
Adjusted EBITDA
Net loss		$(2,399)	$(1,007)	$(9,496)	$(4,228)
Add:	Purchase accounting adjustments to deferred revenue related to acquisitions	71	—	319	—
	Depreciation and amortization	607	553	1,898	1,537
	Stock-based compensation expense	522	470	1,830	1,210
	Interest expense, net	310	17	578	146
	Income tax provision (benefit)	(51)	225	(210)	373
	Amortization of acquired intangible assets	695	—	1,815	—
	Acquisition-related expenses	—	—	844	—
	Severance and related charges	590	—	1,294	—
Adjusted EBITDA		$345	$258	$(1,128)	$(962)

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 12, 2014 and determined that there were no significant changes to our critical accounting policies in the nine months ended March 31, 2015.

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

Subscription and Support Revenue

Cloud Revenue

Cloud services revenue consists of fees from customers subscribing to our cloud-based service offerings. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of 12 to 36 months and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 10% and 6% for the three months ended March 31, 2015 and 2014, respectively. License sales to resellers as a percentage of total revenue were approximately 17% and 8% for the nine months ended March 31, 2015 and 2014, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of March 31, 2015, deferred revenue increased to $16.0 million, compared to $13.7 million as of June 30, 2014.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue:
Subscription and support	56%	59%	55%	59%
License	27%	14%	26%	18%
Professional services	17%	27%	19%	23%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	16%	12%	16%	12%
Cost of license	—%	—%	—%	—%
Cost of professional services	23%	21%	23%	22%
Total cost of revenue	39%	33%	39%	34%
Gross profit	61%	67%	61%	66%
Operating expenses:
Research and development	22%	15%	21%	14%
Sales and marketing	41%	48%	44%	48%
General and administrative	9%	8%	12%	11%
Total operating expenses	72%	71%	77%	73%
Loss from operations	(11)%	(4)%	(16)%	(7)%

Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Subscription and support	$10,840	$10,608	$232	2%	$32,241	$30,320	$1,921	6%
License	5,230	2,519	2,711	108%	15,541	9,422	6,119	65%
Professional services	3,162	4,899	(1,737)	(35)%	11,057	11,631	(574)	(5)%
Total revenue	$19,232	$18,026	$1,206	7%	$58,839	$51,373	$7,466	15%

Total revenue increased 7% to $19.2 million in the quarter ended March 31, 2015 from $18.0 million in the comparable year-ago quarter. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 2% to $10.8 million in the quarter ended March 31, 2015 from $10.6 million in the comparable year-ago quarter. The increase in subscription and support revenue was primarily due to an increase in maintenance and support from our license business offset by a reduction in cloud revenue primarily due to the decreased annual contract value from one customer renewal. License revenue increased 108% to $5.2 million in the quarter ended March 31, 2015 from $2.5 million in the comparable year-ago quarter.  The increase in license revenue was primarily due to new customers and additional licenses from existing customers. Professional services revenue decreased 35% to $3.2 million in the quarter ended March 31, 2015 from $4.9 million in the comparable year-ago quarter. The decrease in professional services revenue was primarily due to our strategic decision to reduce our focus on directly providing consulting and implementation services to our customers and shifting these services over to our partners. Additionally, our version 14 product release has simplified the deployment process for new and upgrade installations, further reducing the effort previously required by our professional services staff.

Total revenue for the nine months ended March 31, 2015 increased 15% to $58.8 million, compared to $51.4 million in the same period last year. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 6% to $32.2 million for the nine months ended March 31, 2015, compared to $30.3 million in the same period last year. The increase in subscription and support revenue was primarily due to an increase in maintenance and support from our license business offset by a reduction in cloud revenue primarily due to the decreased annual contract value from one customer renewal. License revenue increased 65% to $15.5 million for the nine months ended March 31, 2015, compared to $9.4 million in the same period last year.  The increase in license revenue was primarily due to new customers and additional licenses from existing customers. Professional services revenue decreased 5% to $11.1 million for the nine months ended March 31, 2015, compared to $11.6 million in the same period last year.

Revenue from international sales increased 19% to $10.1 million in the quarter ended March 31, 2015 from $8.5 million in the comparable year-ago quarter.  Total revenue for the nine months ended March 31, 2015 increased 21% to $29.0 million from international sales, compared to $23.9 million in the same period last year. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $749,000 in total revenue in the quarter ended March 31, 2015 and decrease of $610,000 for the nine months ended March 31, 2015. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Subscription and support	$3,021	$2,238	$783	35%	$9,164	$6,160	$3,004	49%
License	4	28	(24)	(86)%	58	80	(22)	(28)%
Professional services	4,525	3,716	809	22%	13,556	11,111	2,445	22%
Total cost of revenue	$7,550	$5,982	$1,568	26%	$22,778	$17,351	$5,427	31%
Percentage of total revenue	39%	33%			39%	34%
Gross margin	61%	67%			61%	66%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue increased 26% to $7.6 million in the quarter ended March 31, 2015 from $6.0 million in the comparable year-ago quarter. Total cost of revenue represented 39% and 33% of total revenue in the quarters ended March 31, 2015 and 2014, respectively. The change was primarily due to increases of (i) $1.6 million in personnel and personnel-related expenses of which $271,000 relates to severance and related charges; (ii) $126,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers; and (iii) $67,000 in intangible amortization of customer relationships related to acquired maintenance licenses partially offset by (i) $230,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (2) $24,000 in license related expenses. Gross margin for the quarter ended March 31, 2015 was 61% compared to 67% in the comparable year-ago quarter.

Total cost of revenue for the nine month ended March 31, 2015 increased 31% to $22.8 million, compared to $17.4 million in the same period last year. Total cost of revenue represented 39% and 34% of total revenue in the nine month period ended March 31, 2015 and 2014, respectively. The change was primarily due to increases of (i) $4.9 million in personnel and personnel-related expenses; (ii) $399,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers; (iii) $175,000 in intangible amortization of customer relationships related to acquired maintenance licenses;  and (iv) $161,000 in outside consulting partially offset by (i) $160,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee and (ii) $21,000 in license related expenses. Gross margin for the nine month ended March 31, 2015 was 61% compared to 66% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate cost of subscription and support and cost of license to remain relatively constant while the cost of professional services to decrease in future quarters based upon our current business plan.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Research and development	$4,142	$2,668	$1,474	55%	$12,043	$7,164	$4,879	68%
Percentage of total revenue	22%	15%			21%	14%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development increased 55% to $4.1 million in the quarter ended March 31, 2015 from $2.7 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $748,000 in personnel and personnel-related expenses primarily due to the additional research and development personnel added with the Exony acquisition;  (ii) $437,000 in intangible amortization of acquired developed software technology; and (iii) $303,000 in outside consulting services partially offset by a decrease of $14,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 22% and 15% for the quarters ended March 31, 2015 and 2014, respectively.

Total costs for research and development for the nine months ended March 31, 2015 increased 68% to $12.0 million, compared to $7.2 million in the same period last year. The change was primarily due to increases of (i) $3.5 million in personnel and personnel-related expenses primarily due to the additional research and development personnel added with the Exony acquisition;  (ii) $1.1 million in intangible amortization of acquired developed software technology; and (iii) $255,000 in outside consulting services. Total research and development revenue as a percentage of total revenue for the nine month ended March 31, 2015 was 21%  compared to 14% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to decrease in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Sales and marketing	$7,883	$8,628	$(745)	(9)%	$25,987	$24,640	$1,347	5%
Percentage of total revenue	41%	48%			44%	48%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 9% to $7.9 million in the quarter ended March 31, 2015 from $8.6 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $595,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee (ii) $445,000 in personnel and personnel-related expenses of which $149,000 relates to sales commissions; and (iii) $55,000 in outside consulting services partially offset by increases of (i) $173,000 in intangible amortization of customer relationships related to acquired software licenses; and (ii) $172,000 in marketing programs and public relations services. Total sales and marketing expense as a percentage of total revenue was 41% and 48% for the quarters ended March 31, 2015 and 2014, respectively.

Total sales and marketing expense for the nine months ended March 31, 2015 increased 5% to $26.0 million, compared to $24.6 million in the same period last year. The change was primarily due to increases of (i) $2.0 million in personnel and personnel-related expenses of which $551,000 relates to sales commissions; (ii) $450,000 in intangible amortization of customer relationships related to acquired software licenses; and (iii) $148,000 in third party partner fees; partially offset by decreases of (i) $905,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (ii) $313,000 from outside consulting services; and (iii) $64,000 in marketing programs and public relations services. Total sales and marketing expense as a percentage of total revenue for the nine month ended March 31, 2015 was 44%  compared to 48% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate sales and marketing expense to remain relatively constant as a percentage of revenue in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
General and administrative	$1,812	$1,436	$376	26%	$7,327	$5,572	$1,755	31%
Percentage of total revenue	9%	8%			12%	11%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 26% to $1.8 million in the quarter ended March 31, 2015 from $1.4 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $470,000 in personnel and personnel-related expense; (ii)  $272,000 in bad debt expense;  (iii) $48,000 from outside consulting services, including accounting and audit services; and (iv) $19,000 in intangible amortization of trade name; partially offset by decreases of (i) $401,000 in legal expenses; and (ii) $30,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total general and administrative expense as a percentage of total revenue was 9% and 8% for the quarters ended March 31, 2015 and 2014, respectively.

Total general and administrative expense for the nine months ended March 31, 2015 increased 31% to $7.3 million, compared to $5.6 million in the same period last year. The change was primarily due to increases of (i) $1.6 million in personnel and personnel-related expense of which $138,000 relates to severance and related charges; (ii) $844,000 in one-time acquisition transaction costs; (iii) $192,000 from outside consulting services, including accounting and audit services; (iv) $49,000 in intangible amortization of trade name partially offset by decreases of (i) $854,000 in legal expenses; (ii)  $64,000 in bad debt; and (iii)  $44,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total general and administrative expense as a percentage of total revenue for the nine month ended March 31, 2015 was 12%  compared to 11% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate general and administrative expense to remain relatively constant as a percentage of revenue in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Loss from operations	$(2,155)	$(688)	$(1,467)	213%	$(9,296)	$(3,354)	$(5,942)	177%
Operating margin	(11)%	(4)%			(16)%	(7)%

Loss from operations in the quarter ended March 31, 2015 was $2.2 million which included $695,000 of amortization of purchased intangible assets and $522,000 of stock-based compensation expenses, compared to loss from operations of $688,000 which included $470,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 11% negative operating margin in the quarter ended March 31, 2015, compared to a 4% negative operating margin in the comparable year-ago quarter.

Loss from operations for the nine months ended March 31, 2015 was $9.3 million which included $1.8 million of stock-based compensation expenses and $1.8 million of amortization of purchased intangible assets, compared to loss from operations of $3.4 million in the same period last year which included $1.2 million of stock-based compensation expenses in the same period last year. We recorded a 16% negative operating margin for the nine month ended March 31, 2015, compared to 7% negative operating margin in the same period last year.

Interest Expense, Net

Interest expense consists of interest on bank borrowings, capital leases and our related party notes payable. Interest expense, net was $310,000 and $578,000 in the three and nine months ended March 31, 2015 compared to $17,000 and $146,000 in the three and nine months ended March 31, 2014. The increase in interest expense primarily relates to interest paid on bank borrowing repayments and capital leasing agreements.

Other Income (Expense), Net

Other income was $15,000 and $168,000 for the three and nine months ended March 31, 2015 compared to other expense of $77,000 and $355,000 the three and nine months ended March 31, 2014. Other income primarily consists of an unclaimed property refund. Other expense primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Benefit (Provision)

We recorded an income tax benefit of $51,000 and $210,000 for the three and nine months ended March 31, 2015 compared to an income tax provision of $225,000 and $373,000 for the three and nine months ended March 31, 2014. The tax benefit primarily relates to the reversal of the intangible amortization generated and benefited by Exony Limited which was acquired in the current fiscal year. The income tax expenses primarily relate to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of March 31, 2015 our cash and cash equivalents and restricted cash were $10.0 million and our negative working capital was $3.2 million compared to cash and cash equivalents and restricted cash of $8.8 million and negative working capital of $1.9 million as of June 30, 2014. As of March 31, 2015, our deferred revenue was $16.0 million compared to $13.7 million on June 30, 2014.

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

Cash Flows

Net cash used in operating activities was $6.9 million for the nine months ended March 31, 2015 compared to cash used in operating activities of $2.5 million in the comparable year-ago period. The increase in cash used was primarily due to a net loss of $9.5 million for the nine months ended March 31, 2015 compared to a net loss of $4.2 million in the comparable year-ago period and adjustments to reconcile net loss to cash used in operating activities, specifically the addition of acquired intangible amortization of $1.8 million and increases in accounts receivable and decreases in accounts payable, accrued liabilities and accrued compensation.

Net cash used in investing activities was $3.4 million during the nine months ended March 31, 2015 and $1.6 million during the comparable year-ago period. The net cash used in investing activities during the nine months ended March 31, 2015 primarily related to $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired and an increase in restricted cash of $1.0 million related to escrow funds reserved for the payment of Exony management incentive bonuses. Net cash used in investing activities for the nine months ended March 31, 2014 related to $1.6 million of computer equipment purchases for new employees and computer hardware to support the growth in our cloud business.

Net cash provided by financing activities was $11.2 million during the nine months ended March 31, 2015 compared to cash used in financing activities of $4.5 million during the comparable year-ago period. Net cash provided by financing activities for the nine months ended March 31, 2015 primarily related to $24.0 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans partially offset by the repayment of $12.1 million of existing bank borrowings, $550,000 payments made for debt issue costs, and $359,000 principal payments on capital lease obligations offset by $205,000 from the exercise of stock options. Net cash used in financing activities for the nine months ended March 31, 2014 included the repayment of $2.9 million on related party notes, repayment of $2.0 million of existing bank borrowings and $119,000 principal payments on a capital lease obligation partially offset by $557,000 from the exercise of stock options.

Commitments

The acquisition of Exony included operating lease commitments to lease approximately 10,435 square feet and 3,655 square feet of an office building located in Newbury, England. The leases commenced on January 24, 2014 with annual lease payments of approximately $260,000 for a 5 year term lease and $91,000 for a 2 year term lease.

Off-Balance Sheet Arrangements

As of March 31, 2015 we had no off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There was no significant change since June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2015 totaled approximately $17.6 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a hybrid delivery model meaning that we offer our solutions on a cloud or license basis to our customers. For license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. Whereas, for cloud transactions, cloud revenue is recognized ratably over the term of the cloud contract, which is typically 12 to 36 months. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and cloud transactions. This could be exacerbated as more customers employ our cloud solution over our licensed solution; causing us to increase the amount of revenue recognized ratably over the life of the contract therefore resulting in a decrease in our total revenue in the short-term.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which range from 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We cannot accurately predict subscription renewals and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which range from 12 to 36 months, with the average subscription period being 24 months. Some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates given the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

We derived 52% and 47% of our revenue from international sales for the quarters ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014, we derived 49% and 47% of our revenue from international sales, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2015, approximately 40% of our workforce was employed in India. Of these employees, 37% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of March 31, 2015 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

Our Service Level Agreement (SLA) includes indemnification provisions and provides for service credits for system unavailability, and loss, damage or costs resulting from use of our system. If we are required to provide any of these in a material way, our results of operations would suffer.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 38.2% of our outstanding capital stock as of March 31, 2015. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

There were no repurchased shares of stock in the quarter ended March 31, 2015.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Comprehensive Loss for the nine months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: May 8, 2015	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Comprehensive Loss for the nine months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

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