Form 10-K
period 2015-06-30
EGAIN Corp
filed 2015-09-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35314

eGain Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0466366

(State or other jurisdiction
of incorporation or organization)

1252 Borregas Avenue

Sunnyvale, California 94084

(Address of principal executive offices, including zip code)

(408) 636-4500

(Registrant’s telephone number, including area code)

(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2014, was approximately $85.7 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 27,021,594 shares of the Registrant’s Common Stock $0.001 par value, outstanding on September 8, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Stockholders.

eGAIN CORPORATION

2015 FORM 10-K

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the result of our failure to comply with the covenants under the Wells Fargo Credit Agreement; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between subscription and license transactions when compared with management’s projections; the anticipated revenue to us from the Cisco Partnership; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report.

PART I

ITEM 1.BUSINESS

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

Products and Services

eGain Suite

Recognized by industry analysts and trusted by leading companies worldwide, the eGain software suite helps businesses engage, acquire, and serve customers through multiple engagement channels. Modular, best-of-breed applications—built on a one-of-a-kind customer engagement hub platform, eGain OpenCEH™ Platform—combine 360-degree customer context, intelligent process guidance, and actionable knowledge to enhance every customer interaction. Designed for rapidly implementing next-generation customer engagement strategies, the eGain suite consists of:

•	Mobile applications to engage customers through smartphones and tablets.
•	Social applications to extend the company’s customer engagement strategies to social channels.
•	Web applications to transform B2C websites into interactive shopping destinations.
•	Desktop applications to help traditional call centers evolve into knowledge-powered omnichannel customer engagement hubs.
•	Management applications to provide the insight and capabilities needed to drive smarter contact center operations.
•	Messaging applications provide a rich set of secure, personalized communication options.
•

eGain OpenCEH, a multichannel customer engagement hub, or CEH, platform that provides centralized business rules and workflows, knowledge, interactions, analytics, administration, and integrations to all applications. The web-services-based architecture of the platform enables rapid innovation and extension of customer engagement capabilities.

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

Social Applications

•

eGain Social™ is an application for social customer service, knowledge harvesting and single-sourced social publishing, and reputation management. It enables businesses to monitor social networks such as Facebook, Twitter, YouTube, and blogs for opportunities for engaging with customers.> Mentions are analyzed for sentiment. The right agent picks up relevant mentions and posts responses privately or back to the social cloud in media-appropriate format.

•

eGain Community™ enables the creation and management of online communities or forums, community knowledge harvesting, and single-sourced publishing. Forum posts are searchable from portals, and can be submitted as content for the Knowledge Base. Connectors allow integration with existing forums.

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

•

eGain Virtual Assistant™ enables businesses to offer text and speech chat interactions with one or more virtual assistants (chatbots). Multilingual, as well as emotionally and culturally intelligent, eGain virtual assistants can be deployed on websites and mobile devices and support seamless integration with assisted chat channels.

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
•

eGain SelfService™ is a comprehensive solution supporting what we believe is the broadest set of self-service access options in the industry—dynamic FAQs, topic-based browsing, natural language search, guided help, virtual assistant technology, and case tracking. eGain SelfService offers a unique combination of rich, multi-access self-service capabilities built on a collaborative knowledge management framework within eGain OpenCEH Platform. This framework makes it easy for organizations to create, maintain, and enhance common content in a distributed manner, as well as leverage existing content from across the enterprise. The key modules of this application are:

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

Desktop Applications

•

eGain CaseManager™ is a comprehensive and a flexible case logging system. Together with eGain Knowledge™, it provides an integrated application for logging, tracking, and resolving customer issues. It also features follow-on task management for service fulfillment.

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

Management Applications

•

eGain VIM™ helps businesses monitor, measure, and manage their omnichannel engagement infrastructure. The VIM dashboard makes complex management tasks easy by providing a consolidated view of all contact centers that lets managers optimize performance quickly. It offers both insight and the ability to intervene effectively.

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

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large enterprises (over $500 million in annual revenue). For the fiscal year ended June 30, 2015, international revenue accounted for 52% and domestic revenue for 48% of total revenue, compared to 45% and 55%, respectively, for fiscal year 2014, and 40% and 60%, respectively, for fiscal year 2013.

There was one customer that accounted for 10% of total revenue in fiscal year 2015. Two customers accounted for 16% and 10%, respectively, of total revenue in fiscal year 2014. Two customers accounted for 18% and 10%, respectively, of total revenue in fiscal year 2013.

Competition

We compete with other application software vendors including Avaya, Inc., Genesys Telecommunications, Live Person, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc and Verint KANA. that may attempt to sell customer engagement software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services.

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

As of the fiscal year ended June 30, 2015, we had 123 employees engaged in worldwide sales and marketing activities.

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

As of fiscal year ended June 30, 2015, we had 129 professionals providing worldwide services for systems installation, solutions development, application management, and education.

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

As of the fiscal year ended June 30, 2015, there were 55 employees engaged in worldwide customer support services and 35 employees engaged in worldwide cloud services and maintenance support.

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

As of the fiscal year ended June 30, 2015, we had 159 employees engaged in worldwide product development activities. We spent approximately $16.0 million on research and development in fiscal year 2015, and $10.0 million and $8.4 million, respectively, in fiscal years 2014 and 2013.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2015, we had four issued patents in the United States and one issued patent outside of the United States. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non‑provisional filings. Our issued U.S. patents expire at various times between 2028 and 2034.

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

Employees

As of the fiscal year ended June 30, 2015, we had 562 full-time employees, of which 159 were in product development, 219 in services and support, 123 in sales and marketing, and 61 in finance and administration.

None of our employees are covered by collective bargaining agreements. While we believe our relations with our employees are good, our future performance depends largely upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are bound by employment agreements requiring service for a defined period of time.

Available Information

We were incorporated in Delaware in September 1997, and our website is located at www.egain.com. We make available free of charge on our website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10‑K.

ITEM 1A.RISK FACTORS

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

We have a hybrid delivery model meaning that we offer our solutions on a subscription or perpetual license basis to our customers. For perpetual license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. Whereas, for subscription transactions, the revenue is recognized ratably over the term of the contract, which is typically 12 to 36 months. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and subscriptions transactions. This could be exacerbated as more customers select our subscription solution over our perpetual licensed solution; causing us to increase the amount of revenue recognized ratably over the life of the contract therefore resulting in a decrease in our total revenue in the short-term.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. Our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. Furthermore, although our business model is primarily focused on recurring revenue, we anticipate continuing to recognize license revenue, particularly with international customers. License revenue is difficult to forecast and is likely to fluctuate due to many factors that are beyond our control including transition of license customers to recurring revenue models. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

Other factors that may cause our revenue and operating results to fluctuate include:

• timing of customer budget cycles;
• the priority our customers place on our products compared to other business investments;
• size, timing and contract terms of new customer contracts, and unpredictable and often lengthy sales cycles;
• reduced renewals;

• competitive factors, including new product introductions, upgrades and discounted pricing or special payment terms offered by our competitors, as well as strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

• technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with solutions;
• consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;
• operating expenses associated with expansion of our sales force or business, and our product development efforts;
• cost, timing and management efforts related to the introduction of new features to our solutions;
• our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported to our solutions or otherwise provided to us by our customers; and
• extraordinary expenses such as impairment charges, litigation or other payments related to settlement of dispute.

Any of these developments may adversely affect our revenue, operating results and financial condition. Furthermore, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In such cases, we may be required to defer revenue recognition on sales to affected customers. In the future, we may have to record additional reserves or write-offs, or defer revenue on sales transactions, which could negatively impact our financial results.

If we are unable to increase the profitability of our recurring revenue products and services, experience significant customer attrition, or if we are required to defer recognition of revenue, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement and refine our recurring revenue products and services offerings. Our business model shift to recurring revenues, and our cloud services in particular, has generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our cloud business to offset the lower margins, we may not be able to achieve sustained profitability.

In order to sustain or increase our recent operating profitability, we must improve gross margins in our recurring revenue product and services offerings. Factors that could harm our ability to improve our gross margins include:

•

increased costs to license and maintain third party software embedded in our software applications or the cost to create or substitute such third party software if it can no longer be licensed on commercially reasonable terms;

•	our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and general economic conditions limiting customer demand;
•

increased cost of third party services providers, including data centers for our cloud operations and professional services contractors performing implementation and technical support services to cloud customers;

•	customer contractual requirements that delay revenue recognition until customer implementations commence production operations or customer-specific requirements are met;
•

significant attrition as customers decide for their own economic or other reasons to not renew their cloud contracts when they are up for renewal could negatively impact the efficiency of our data centers and lead to the costs being spread over fewer customers negatively impacting gross margin;

•	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs; and
•

higher wage and benefits costs for our existing personnel or the need to increase the number of our employees to support increasing customer demands for our professional services, technical support or general operations.

If we are unable to increase our recurring revenue gross margins, our ability to sustain or increase our operating profits will be hindered and our operating results and financial condition will be adversely affected.

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

Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected.

In November 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which Wells Fargo agreed to provide a term loan in the amount of $10.0 million (“Term”) and revolving loan to us in an amount not to exceed $10.0 million  ("Revolver"), Term and Revolver (collectively, the “Loans”). In September 2015, we increased the maximum borrowing amount of the Revolver to $15.0 million. The Loans contain a number of restrictive covenants, and its terms may restrict our current and future operations, including:

•	our flexibility to plan for, or react to, changes in our business and industry conditions;
•	our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;
•	place us at a competitive disadvantage compared to our less leveraged competitors; and
•	increase our vulnerability to the impact of adverse economic and industry conditions.

In addition, if we fail to comply with the covenants or payment obligations specified in the Loans, we may trigger an event of default and Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Loans, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the Loans collateral, which consists of substantially all our assets. If the debt under the Loans were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2016 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 52% of our revenue from international sales for the fiscal year 2015 compared to 45% for the fiscal year 2014, and 40% for fiscal year 2013. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2015, approximately 41% of our workforce was employed in India. Of these employees, 42% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.

Our solutions are based on complex software that may contain errors, or "bugs," that could be costly to correct, harm our reputation and impair our ability to sell our solutions to new customers. Moreover, customers relying on our solution may be more sensitive to such errors, and potential security vulnerabilities and business interruptions for these applications. If we incur substantial costs to correct any errors of this nature, our operating margins could be adversely affected. Because our customers depend on our solutions for critical business functions, any service interruptions could result in lost or delayed market acceptance and lost sales, higher service-level credits and warranty costs, diversion of development resources and product liability suits.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 39% of our outstanding capital stock as of our record date, September 8, 2015. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.

We use offshore resources to perform new product and services development and provide support and professional consulting efforts, which requires detailed technical and logistical coordination. We must ensure that our international resources and personnel are aware of and understand development specifications and customer support, as well as implementation and configuration requirements and that they can meet applicable timelines. If we are unable to maintain acceptable standards of quality in support, product development and professional services, our attempts to reduce costs and drive growth through new products and margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Outsourcing services to offshore providers may expose us to misappropriation of our intellectual property or that of our customers, or make it more difficult to defend intellectual property rights in our technology.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices such as but not limited to security standards could render our services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

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

If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition

The European Parliament is considering revocation of the legal framework under which personal data of European residents may be transferred to the United States, and this revocation, if implemented, could hamper our business in Europe.

The use and transfer of personal data in many European countries is currently governed under a regulatory framework pursuant to which U.S. businesses: (i) commit to treat the personal data of European Union residents in accordance with the current regulatory framework and (ii) may self-certify their compliance. The European Union is currently considering adoption of new regulations which would include prohibitions on the transfer of our data about European Union customers to our computer servers in the United States. If these restrictions are adopted, we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our expansion plans in Europe, or render these plans commercially infeasible. These developments could materially increase our costs of doing business and harm our operating results.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters	20,640	2022
Pune, India	Corporate Offices	33,262	2017
Noida, India	Corporate Offices	11,755	2018
Slough, England	Corporate Headquarters	14,173	2016
Newbury, England	Corporate Offices	14,090	2016, 2019

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant.

The following table sets forth information regarding eGain’s current executive officers as of September 11, 2015:

Name	Age	Position
Ashutosh Roy	49	Chief Executive Officer and Chairman
Eric Smit	53	Chief Financial Officer
Promod Narang	57	Senior Vice President of Products and Engineering
AJ Berkeley	70	Senior Vice President of Worldwide Sales

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s common stock as reported by the NASDAQ Stock Market LLC.

Year Ended June 30, 2015	High	Low
First Quarter	$7.14	$5.66
Second Quarter	$5.91	$3.99
Third Quarter	$5.32	$3.02
Fourth Quarter	$5.22	$2.82
Year Ended June 30, 2014
First Quarter	$15.70	$9.31
Second Quarter	$15.75	$9.89
Third Quarter	$11.04	$6.95
Fourth Quarter	$7.49	$5.75

(b)	Holders

As of September 4, 2015, there were approximately 222 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 3,200 beneficial stockholders of our common stock as of September 4, 2015.

(c)	Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

(d)	Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2015:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Plan	38,959	$0.67	—
2005 Stock Incentive Plan	1,665,995	$4.83	1,093,554
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	12,150	$0.71	—
2005 Management Stock Option Plan	948,007	$5.50	722,990
Total	2,665,111	$4.99	1,816,544

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan, pursuant to which the Compensation Committee may grant non-qualified stock options to purchase up to 962,400 shares of eGain common stock, at an exercise price of not less than 100% of the fair market value of such common stock, to directors, officers and key employees of the Company and its subsidiaries. In September 2014, our board approved an increase in the number of shares of commons stock reserved for issuance by 1,000,000 and extended the expiration date of the of the 2005 Management Stock Option Plan to September 30, 2024.

In both November 2007 and September 2011, our board of directors approved an increase of 500,000 shares for issuance under the 2005 Management Stock Option Plan. In September 2014, our board of directors approved the amendment to the 2005 Management Stock Option Plan, which approved an increase in the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares from 1,962,400 shares to 2,962,400 shares.  Options granted under the 2005 Management Plan are subject to vesting as determined by the Compensation Committee. The options are exercisable for up to ten years from the date of grant.

(e) Issuer Repurchases of Equity Securities

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2015 and 2014.

ITEM 6.SELECTED FINANCIAL DATA

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

	Year ended June 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share information)
Revenue
Subscription and support	$42,311	$40,477	$32,281	$23,594	$20,040
License	18,325	14,800	12,853	11,067	17,371
Professional services	15,277	14,985	13,755	8,703	6,654
Total revenue	75,913	70,262	58,889	43,364	44,065
Cost of subscription and support	12,082	8,518	5,495	5,363	5,273
Cost of license	61	104	151	(39)	34
Cost of professional services	16,998	14,840	12,360	8,112	5,609
Total cost of revenue	29,141	23,462	18,006	13,436	10,916
Gross profit	46,772	46,800	40,883	29,928	33,149
Operating expenses
Research and development	16,042	9,963	8,419	6,132	5,551
Sales and marketing	32,703	33,367	24,434	20,086	14,071
General and administrative	9,313	7,529	6,787	5,743	3,974
Total operating expenses	58,058	50,859	39,640	31,961	23,596
Income (loss) from operations	(11,286)	(4,059)	1,243	(2,033)	9,553
Interest expense, net	(834)	(181)	(483)	(722)	(1,230)
Other income (expense), net	11	(415)	303	(677)	245
Income (loss) before income tax provision	(12,109)	(4,655)	1,063	(3,432)	8,568
Income tax provision	(320)	(591)	(379)	(390)	(196)
Net income (loss)	$(12,429)	$(5,246)	$684	$(3,822)	$8,372
Per share information
Basic net income (loss) per common share	$(0.47)	$(0.21)	$0.03	$(0.16)	$0.37
Diluted net income (loss) per common share	$(0.47)	$(0.21)	$0.03	$(0.16)	$0.34
Weighted average shares used in computing basic net income (loss) per common share	26,609	25,353	24,780	24,329	22,709
Weighted average shares used in computing diluted net income (loss) per common share	26,609	25,353	26,089	24,329	24,289
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$476	$280	$121	$77	$32
Research and development	$736	$386	$261	$180	$52
Sales and marketing	$574	$464	$360	$274	$46
General and administrative	$531	$397	$339	$325	$88

	June 30,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$9,309	$8,815	$17,235	$10,946	$13,096
Working capital	$(2,039)	$(1,885)	$2,021	$2,860	$4,251
Total assets	$49,731	$32,647	$43,536	$27,943	$28,727
Deferred revenue	$15,812	$13,713	$19,736	$8,083	$5,824
Long-term debt	$18,554	$4,208	$2,000	$7,230	$3,333

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal year 2015, we recorded annual revenue of $75.9 million and loss from operations of $11.3 million, compared to annual revenue of $70.3 million and loss from operations of $4.1 million in fiscal year 2014. The year-over-year increase in total revenue was primarily driven by the 24% increase in license revenue and 5% increase in subscription and support revenue. License revenue was $18.3 million in fiscal year 2015, compared to $14.8 million in fiscal year 2014. Subscription and support revenue was $42.3 million in fiscal year 2015,  compared to $40.5 million in fiscal year 2014. Professional services revenue was $15.3 million in fiscal year 2015,  compared to $15.0 million in fiscal year 2014. Cash used in operations was $10.5 million for fiscal year 2015, compared to cash used in operations of $4.7 million for fiscal year 2014.

Based upon the strong increase in the demand for our products and services we continued to increase our investment in sales and marketing and expand our distribution capability during fiscal year 2015. If the demand continues for our products and services, we intend to continue to increase our sales and marketing investments and the expansion of distribution capability in fiscal year 2016. In addition, we intend to make further investments in product development and technology to enhance our current products and services, develop new products and services and further advance our solution offerings. We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. Due to fluctuations in our business, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance, but we anticipate a decrease in revenue in fiscal year 2016 primarily driven by the shift from perpetual license business toward a cloud delivery model.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2015, unbilled deferred revenue increased to $26.5 million, up from approximately $22.6 million as of June 30, 2014.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including Adjusted EBITDA as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with Generally Accepted Accounting Principles (GAAP).

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss), adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision, amortization of acquired intangibles, acquisition-related expenses and severance and related charges.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Fiscal Year Ended June 30
	2015	2014	2013
Revenue	$75,913	$70,262	$58,889
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	372	—	—
Non-GAAP Revenue	76,285	70,262	58,889
Gross profit	46,772	46,800	40,883
Adjusted EBITDA
Net income (loss)	$(12,429)	$(5,246)	$684
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	372	—	—
Depreciation and amortization	2,503	2,108	1,254
Stock-based compensation expense	2,317	1,527	1,081
Interest expense, net	834	181	483
Income tax provision	320	591	379
Amortization of acquired intangible assets	2,510	—	—
Acquisition-related expenses	844	—	—
Severance and related charges	1,294	137	161
Adjusted EBITDA	$(1,435)	$(702)	$4,042

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill, intangibles, deferred tax valuation allowance, accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We derive revenue from three sources:

i.	Subscription and support fees primarily consist of cloud revenue from customers accessing our enterprise cloud computing services, term license revenue, and maintenance and support revenue;
ii.	License fees primarily consist of perpetual software license revenue;
iii.	Professional services primarily consist of consulting, implementation services and training.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 15%, 11% and 6% in fiscal years 2015, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction. These include items such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of June 30, 2015, deferred revenue increased to $15.8 million, compared to $13.7 million as of June 30, 2014.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 9.49% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2015, 2014 and 2013 and found no impairment.

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

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2015, we had a valuation allowance of approximately $78.6 million of which approximately $76.6 million was attributable to U.S. and state net operating losses and research and development credit carryforwards.

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

	2015	2014	2013
Revenue:
Subscription and support	56%	58%	55%
License	24%	21%	22%
Professional services	20%	21%	23%
Total revenue	100%	100%	100%
Cost of subscription and support	16%	12%	10%
Cost of license	—%	—%	—%
Cost of professional services	23%	21%	21%
Total cost of revenue	39%	33%	31%
Gross profit	61%	67%	69%
Operating Expenses:
Research and development	21%	14%	14%
Sales and marketing	43%	48%	41%
General and administrative	12%	11%	12%
Total operating expenses	76%	73%	67%
Income (loss) from operations	(15)%	(6)%	2%

Revenue

Total revenue, which consists of subscription and support, license and professional services revenue, was $75.9 million, $70.3 million, and $58.9 million, in fiscal years 2015, 2014, and 2013, respectively.

In fiscal year 2015, total revenue increased 8% or $5.7 million, from the prior year. Our international sales accounted for approximately 52% of total revenue in fiscal year 2015, an increase from 45% of total revenue in fiscal year 2014. The impact of the foreign exchange fluctuation between the U.S. dollar, the Euro and British pound in total revenue was $1.3 million in fiscal years 2015 and 2014. There was one customer that accounted for 10% of total revenue in fiscal year 2015. There were two different customers that accounted for 16% and 10% of total revenue in fiscal year 2014. Two different customers accounted for 18% and 10% of total revenue in fiscal year 2013.

Subscription and Support Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Revenue
Subscription and support revenue	$42,311	$40,477	$32,281	$1,834	5%	$8,196	25%
Percentage of total revenue	56%	58%	55%

 Subscription and support revenue includes cloud and software maintenance and support revenue. Subscription and support revenue was $42.3 million, $40.5 million, and $32.3 million in fiscal years 2015, 2014, and 2013, respectively. This represented an increase of 5% or $1.8 million, in fiscal year 2015 compared to fiscal year 2014 and an increase of

25% or $8.2 million, in fiscal year 2014 compared to fiscal year 2013. Subscription and support revenue represented 56%, 58%, and 55% of total revenue for the fiscal years 2015, 2014 and 2013, respectively.

The increase in fiscal year 2015 was primarily due to an increase in maintenance and support from our license business and an increase in customer base through acquisition of Exony partially offset by a reduction in cloud revenue primarily due to the decreased annual contract value from one customer renewal.  The impact from foreign currency fluctuations was a decrease of $620,000 in fiscal year 2015.

The increase in fiscal year 2014 was primarily due to the increase in new cloud contracts from prior year enterprise customers that are recognized ratably over an average contractual term of 24 months. The impact from foreign currency fluctuations was an increase of $590,000 in fiscal year 2015.

Excluding the impact from any future foreign currency fluctuation, we expect subscription and support revenue to increase or remain relatively constant in fiscal year 2016 due to the shift from perpetual license business toward a cloud delivery model.

License Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Revenue
License	$18,325	$14,800	$12,853	$3,525	24%	$1,947	15%
Percentage of total revenue	24%	21%	22%

License revenue was $18.3 million, $14.8 million, and $12.9 million in fiscal years 2015, 2014, and 2013, respectively. This represents an increase of 24% or $3.5 million, in fiscal year 2015 from fiscal year 2014, compared to an increase of 15% or $1.9 million, in fiscal year 2014 from fiscal year 2013. License revenue represented 24%, 21%, and 22% of total revenue for the fiscal years 2015, 2014, and 2013, respectively.

The increase in license revenue was primarily attributable to increased demand from new and existing customers. New license and support transactions in fiscal year 2015 included approximately $23.7 million from numerous transactions with an average deal size of $176,000. The impact from the foreign currency fluctuations on license revenue was a decrease of $286,000 in fiscal year 2015.

New license and support transactions in fiscal year 2014 included approximately $19.7 million from numerous transactions with an average deal size of $170,000. The impact from the foreign currency fluctuations on license revenue was an increase of $290,000 in fiscal year 2014.

Given the general unpredictability in the length of current sales cycles, the mix between cloud and license transactions, the uncertainty in the global economy and the volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods.  However, as we continue the shift from our license to cloud model, we anticipate total license revenue to decrease in fiscal year 2016.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Revenue
Professional services	$15,277	$14,985	$13,755	$292	2%	$1,230	9%
Percentage of total revenue	20%	21%	23%

Professional services revenue was $15.3 million, $15.0 million and $13.8 million in fiscal years 2015, 2014 and 2013, respectively. This represented an increase of 2%, or $292,000 in fiscal year 2015 compared to fiscal year 2014 and an increase of 9%, or $1.2 million, in fiscal year 2014 compared to fiscal year 2013.

Professional services revenue in fiscal year 2015 was relatively constant compared to fiscal year 2014. The impact from foreign currency fluctuations was a decrease of $390,000.

The increase in fiscal year 2014 was primarily due to the increase in demand for our services and increase in managed customers who migrated from on-premise to the cloud. The impact from the foreign currency fluctuations between the U.S. dollar and the British pound on professional services revenue was an increase of $395,000 in fiscal year 2014.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase or remain relatively constant in fiscal year 2016.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Cost of revenue	$29,141	$23,462	$18,006	$5,679	24%	$5,456	30%
Percentage of total revenue	39%	33%	31%
Gross margin	61%	67%	69%

Total cost of revenue was $29.1 million, $23.5 million and $18.0 million in fiscal years 2015, 2014 and 2013, respectively. This represented an increase of 24%, or $5.7 million, in fiscal year 2015 compared to fiscal year 2014 and an increase of 30%, or $5.5 million, in fiscal year 2014 compared to fiscal year 2013.

Total cost of revenue as a percentage of total revenue was 39%, 33% and 31% for fiscal years 2015, 2014 and 2013, respectively.

The increase in fiscal year 2015 was primarily due to increases of (i) $5.3 million in personnel and personnel-related expenses from the increased headcount due to Exony acquisition and Company-wide compensation increases, (ii) $539,000 in cloud related expenses such as hosted network and lease cost paid to remote co-location centers, (iii) $242,000 in intangible amortization of customer relationships related to acquired maintenance contracts; (iv) $23,000 in outside consulting expense partially offset by a decrease of (i) international subsidiaries’ expenses of approximately $426,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee and (ii) $43,000 in license related expenses.

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

Gross margin was 61%, 67% and 69% for fiscal years 2015, 2014 and 2013, respectively.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of Subscription and Support

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Cost of subscription and support	$12,082	$8,518	$5,495	$3,564	42%	$3,023	55%
Percentage of subscription and support revenue	29%	21%	17%
Gross margin	71%	79%	83%

Cost of subscription and support revenue includes personnel costs for our cloud services and maintenance and support. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software, and lease costs paid to remote co-location centers.

Total cost of subscription and support revenue was $12.1 million, $8.5 million and $5.5 million in fiscal years 2015, 2014 and 2013, respectively. This represented an increase of 42%, or $3.6 million, in fiscal year 2015 compared to fiscal year 2014 and an increase of 55%, or $3.0 million, in fiscal year 2014 compared to fiscal year 2013. Total cost of subscription and support revenue as a percentage of total subscription and support revenue was 29% (a gross margin of 71%) in fiscal year 2015 compared to 21% (a gross margin of 79%) in fiscal year 2014 and 17% (a gross margin of 83%) in fiscal year 2013.

The increase in cost of subscription and support revenue in fiscal year 2015 was primarily due to increases of (i) $2.9 million in personnel and personnel-related expenses from the increased headcount due to Exony acquisition and Company-wide compensation increases, (ii) $539,000 in cloud related expenses, (iii) $242,000 in intangible amortization of customer relationships related to acquired maintenance contracts, and (iv) $23,000 in outside consulting services partially offset by a decrease of international subsidiaries’ expenses of approximately $101,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of subscription and support revenue to increase in fiscal year 2016 and the gross margin to remain relatively constant as we continue to invest in our cloud infrastructure.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Cost of license	$61	$104	$151	$(43)	(41)%	$(47)	(31)%
Percentage of license revenue	-%	1%	1%
Gross margin	100%	99%	99%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $61,000, $104,000 and $151,000 in fiscal years 2015, 2014 and 2013, respectively. This represented a decrease of 41%, or $43,000 in fiscal year 2015 compared to 2014 and a decrease of 31%, or $47,000, in fiscal year 2014 compared to 2013. Total cost of license as a percentage of total license revenue was approximately 0% (a gross margin of 100%) in fiscal year 2015 compared to 1% (a gross margin of 99%) in fiscal years 2014 and 2013.

The decrease in cost of license in fiscal years 2015 and 2014 was primarily due to decrease in third party royalties expense.

We anticipate cost of license as a percentage of total license revenue to remain relatively constant in future periods.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Cost of professional services	$16,998	$14,840	$12,360	$2,158	15%	$2,480	20%
Percentage of professional services	111%	99%	90%
Gross margin	(11)%	1%	10%

Cost of professional services includes personnel costs for consulting services. Total cost of professional services was $17.0 million, $14.8 million and $12.4 million in fiscal years 2015, 2014, and 2013, respectively. This represented an increase of 15% or $2.2 million, in fiscal year 2015 compared to fiscal year 2014 and an increase of 20% or $2.5 million, in fiscal year 2014 compared to fiscal year 2013. Total cost of professional services as a percentage of total professional services revenue was 111% (a negative gross margin of 11%) in fiscal year 2015 compared to 99% (a gross margin of 1%) in fiscal year 2014 and 90% (a gross margin of 10%) in fiscal year 2013.

The increase in cost of professional services in fiscal year 2015 was primarily due to an increase of $2.5 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases partially offset by international subsidiaries’ expenses of approximately $324,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to decrease in absolute dollars and gross margin to increase in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Research and development	$16,042	$9,963	$8,419	$6,079	61%	$1,544	18%
Percentage of total revenue	21%	14%	14%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $16.0 million, $10.0 million and $8.4 million in fiscal years 2015, 2014 and 2013, respectively. This represented an increase of 61%  or $6.1 million in the fiscal year 2015 compared to fiscal year 2014 and an increase of 18% or $1.5 million, in fiscal year 2014 compared to fiscal year 2013. Total research and development expenses as a percentage of total revenue was 21% in the fiscal year 2015 and 14% in fiscal years 2014 and 2013.

The increase in research and development expense in fiscal year 2015 was primarily due to increases of (i) $4.0 million in personnel and personnel-related expenses from the increased headcount due to Exony acquisition and Company-

wide compensation increases, (ii) $1.6 million in intangible amortization of acquired developed software technology, and (iii) $525,000 in outside consulting services partially offset by a decrease of international subsidiaries’ expenses of approximately $61,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian.

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

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to remain relatively constant as a percentage of total revenue in fiscal year 2016 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Sales	$28,970	$28,607	$21,053	$363	1%	$7,554	36%
Marketing	$3,733	$4,760	$3,381	$(1,027)	(22)%	$1,379	41%
Total sales and marketing	$32,703	$33,367	$24,434	$(664)	(2)%	$8,933	37%
Percentage of total revenue	43%	48%	41%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $32.7 million, $33.4 million and $24.4 million in fiscal years 2015, 2014 and 2013 respectively. This represented a decrease of 2%, or $664,000 in fiscal year 2015 compared to fiscal year 2014 and an increase of 37%, or $8.9 million, in fiscal year 2014 compared to fiscal year 2013. Total sales and marketing expenses as a percentage of total revenue was 43% in fiscal year 2015 compared to 48% in fiscal year 2014 and 41% in fiscal year 2013.

Total sales expense was $29.0 million for fiscal 2015, an increase of 1% or $363,000, from $28.6 million for fiscal year 2014. The increase in fiscal year 2015 was primarily due to increases of (i) $919,000 in personnel and personnel-related expense related to the increased headcount and compensation increase in our worldwide sales force, (ii) $623,000 in intangible amortization of customer relationships related to acquired software contracts; and (iii) $148,000 in third party partner fees partially offset by decreases of (i) international subsidiaries’ expenses of approximately $1.1 million primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and (iv) $234,000 in outside consulting services.

Total marketing expenses was $3.7 million for fiscal 2015, a decrease of 22% or $1.0 million, from $4.8 million for fiscal year 2014. The decrease in fiscal year 2015 was primarily due to decreases of (i) $360,000 in marketing programs expenses, (ii) $507,000 in personnel and personnel-related expenses, (iii) $80,000 in outside consulting expenses, and (iv) international subsidiaries’ expenses of approximately $79,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to decrease or remain relatively constant as a percentage of total revenue in fiscal year 2016.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
General and administrative	$9,313	$7,529	$6,787	$1,784	24%	$742	11%
Percentage of total revenue	12%	11%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $9.3 million, $7.5 million and $6.8 million in the fiscal years 2015, 2014 and 2013, respectively. This represented an increase of 24% or $1.8 million in fiscal year 2015 compared to fiscal year 2014 and an increase of 11% or $742,000, in fiscal year 2014 compared to fiscal year 2013. Total general and administrative expenses as a percentage of total revenue was 12% in fiscal year 2015 compared to 11% in the fiscal year 2014 and 12% in fiscal year 2013.

The increase in fiscal year 2015 was primarily due to increases of (i) $1.8 million in personnel and personnel-related expense from the increased headcount and Company-wide compensation increases, (ii) $844,000 in one-time acquisition transaction costs, (iii) $202,000 from outside consulting services, including accounting and audit services, and (iv) $68,000 in intangible amortization of trade name partially offset by decreases of (i) $1.0 million in legal fees; (ii) international subsidiaries’ expenses of approximately $109,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, and (iii) $60,000 in bad debt expense.

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

We anticipate general and administrative expenses to decrease as a percentage of total revenue in fiscal year 2016 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Cost of revenue	$476	$280	$121	$196	70%	$159	131%
Research and development	736	386	261	350	91%	125	48%
Sales and marketing	574	464	360	110	24%	104	29%
General and administrative	531	397	339	134	34%	58	17%
Total stock-based compensation	$2,317	$1,527	$1,081	$790	52%	$446	41%
Percentage of total revenue	3%	2%	2%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our board of directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense, as the underlying stock options vest.  The increase of our stock-based compensation expense in fiscal 2015 was primarily due to the increased Company-wide headcount and increase in option grant activity, particularly to key employees of the Company and its subsidiaries granted in the first quarter of the fiscal year. The increase of our stock-based compensation expense in fiscal 2014 was primarily due to the increased Company-wide headcount, increase in option grant activity and the increase in our stock price.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to increase in fiscal year 2015 based on our anticipated hiring and also, if the stock price increases.

Income (Loss) from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(in thousands)
Operating income (loss)	$(11,286)	$(4,059)	$1,243	$(7,227)	178%	$(5,302)	(427)%
Operating margin (loss)	(15)%	(6)%	2%

Loss from operations was $11.3 million in fiscal year 2015 compared to loss from operations of $4.1 million in fiscal year 2014 and income from operations of $1.2 million in fiscal year 2013. We recorded an operating loss of 15% in fiscal years 2015 compared to an operating loss of 6% in fiscal year 2014 and an operating margin of 2% in fiscal year 2013.

The decrease in operating income (loss) in fiscal year 2015 was due to an increase in total costs of revenue and operating expenses of $12.9 million and increase in revenue of $5.7 million. The increase in revenue was primarily due to an increase in new license transactions and maintenance and support renewals. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was a decrease of $1.3 million. The increase in total costs and operating expenses was primarily due to increases of (i) $11.7 million in personnel-related costs including an increase of $133,000 in sales commission, (ii) $2.5 million in intangible amortization from acquisition, (iii) $844,000 in one-time acquisition transaction costs, (iv) $443,000 in cloud related expenses, (v) $411,000 in outside consulting services, and (vi) 148,000 in third party partner fees partially offset by decreases of (i) $1.8 million in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (ii) $1.0 million in legal fees, (iii) $360,000 in marketing programs expenses, and (iv) $43,000 in license related expenses.

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

Interest Expense, Net

Net interest expense was $834,000, $181,000 and $483,000 in fiscal years 2015, 2014 and 2013, respectively. This represents an increase of 361% or $653,000 in fiscal year 2015, compared to fiscal year 2014 and a decrease of 63% or $302,000 in fiscal year 2014, compared to fiscal year 2013. Interest income was not significant in any year.

The increase in interest expense in fiscal year 2015 and 2014 was primarily due interest incurred on bank borrowing and capital leasing agreements.

Other Income (Expense), Net

Other income was $11,000 in fiscal year 2015, compared to other expense was $415,000 in fiscal year 2014 and other income of $303,000 in fiscal year 2013. Other expense and income in fiscal year 2015 was primarily due to (i) $359,000 reclassification of the accumulated translation expense recorded when liquidating our Inference, SiteBridge and Australia subsidiaries, and (ii) $190,000 in foreign exchange loss and gain on international trade receivables due to the weakening of the British pound and Euro against the dollar in which certain sales were denominated.  Other expense and income in fiscal years 2014 and 2013 primarily included the foreign exchange loss and gain on international trade receivables.

Income Tax Provision

Income tax provision was $320,000, $591,000 and $379,000 in fiscal years 2015, 2014 and 2013, respectively. Income tax provision was primarily due to the income tax provision for foreign subsidiaries.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2015 and 2014, our cash and cash equivalents was $9.3 million and $8.8 million, respectively. Our working capital was a negative $2.0 million as of June 30, 2015, a decrease from negative working capital of $1.9 million as of June 30, 2014. As of June 30, 2015, our deferred revenue was $15.8 million, compared to $13.7 million as of June 30, 2014. Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $26.5 million as of June 30, 2015, up from $22.6 million as of June 30, 2014.

As of June 30, 2015 and 2014, our restricted cash was $676,000 and $30,000, respectively. The increase was primarily attributed to cash earmarked for the payment of Exony Limited’s (“Exony”) management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

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

On September 1, 2015, we amended the credit facility with Wells Fargo to increase the revolver from $10 million to $15 million and increased the quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date which remained unchanged at November 21, 2019.

Based upon our fiscal year 2016 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash used in operating activities was $10.5 million in fiscal year 2015 compared to net cash used in operating activities of $4.7 million in fiscal year 2014 and net cash provided by operating activities of $10.0 million in fiscal year 2013. The increase in cash used was primarily due to a net loss of $12.4 million for the fiscal year 2015 compared to a net loss of $5.2 million in the comparable year-ago period and adjustments to reconcile net loss to cash used in operating activities, specifically the addition of acquired intangible amortization of $2.5 million and increases in deferred revenue due to the addition of acquired customer balances from our Exony acquisition, accounts receivable due to timing of prepayments received for cloud customer renewals, accrued liabilities due to the addition of working capital and other consideration accrued as part of the Exony acquisition and accrued compensation due to acquired liabilities from our Exony acquisition.

Net cash used in operating activities was $4.7 million in fiscal year 2014 compared to net cash provided by operating activities of $10.0 million in fiscal year 2013. In fiscal year 2014, net cash used by operating activities increased $14.7 million over fiscal year 2013 primarily due to lower net income after adjusting for depreciation and amortization, amortization of deferred commissions, stock-based compensation, and changes in working capital accounts specifically, decreases in deferred revenue and accounts receivables due to timing of prepayments received for cloud customer renewals and prepaid and other current assets due to receipt of pending insurance recovery from our insurance carrier.

Net cash used in investing activities was $3.4 million in fiscal year 2015 compared to $1.8 million in fiscal year 2014 and $2.5 million in fiscal year 2013. Cash used in investing activities in fiscal year 2015 primarily related to (i) $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired and an increase in restricted cash of $779,000 related to escrow funds reserved for the payment of Exony management incentive bonuses and (ii) $741,000 of equipment and software purchases. Net cash used in investing activities in fiscal year 2014 primarily related to purchases of equipment and software of $1.8 million to support the increase in investment for cloud infrastructure and equipment for new employees.

Net cash provided by financing activities was $13.6 million in fiscal year 2015 compared to net cash used in financing activities of $1.1 million in fiscal year 2014 and $936,000 in fiscal year 2013. Net provided by financing activities in fiscal year 2015 primarily related to $26.5 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans partially offset by the repayment of $12.2 million of existing bank borrowings, $550,000 payments made for debt issue costs, and $434,000 principal payments on capital lease obligations partially offset by $339,000 from the exercise of stock options. Net cash used in financing activities in fiscal year 2014 primarily included the repayment of $2.9 million of related party notes, payments of $2.7 million on existing bank borrowings, and payments of $144,000 on capital lease obligations partially offset by proceeds from new bank borrowings of $3.0 million, proceeds from exercise of stock options of $578,000 and a $1.0 million decrease in restricted cash.

Commitments

The following table summarizes our contractual obligations as of June 30, 2015 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
					More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Operating leases	$10,013	$1,993	$3,401	$2,473	$2,146
Capital leases	$766	$491	$275	—	—
Bank borrowings	$19,250	$625	$1,875	$16,750	—
Cloud services	$905	$593	$312	—	—
Contractual commitments	$2,560	$1,020	$1,540	—	—
Total	$33,494	$4,722	$7,403	$19,223	$2,146

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2015. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2015	2015	2014	2014	2014	2014	2013	2013
	(in thousands, except per share information)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$10,070	$10,840	$10,956	$10,445	$10,157	$10,608	$10,246	$9,466
License	2,784	5,230	3,583	6,728	5,378	2,519	3,065	3,838
Professional services	4,220	3,162	4,364	3,531	3,354	4,899	4,354	2,378
Total revenue	17,074	19,232	18,903	20,704	18,889	18,026	17,665	15,682
Cost of subscription and support	2,918	3,021	3,264	2,879	2,358	2,238	1,951	1,971
Cost of license	3	4	26	28	24	28	26	26
Cost of professional services	3,442	4,525	4,951	4,080	3,729	3,716	3,859	3,536
Total cost of revenue	6,363	7,550	8,241	6,987	6,111	5,982	5,836	5,533
Gross profit	10,711	11,682	10,662	13,717	12,778	12,044	11,829	10,149
Operating expenses:
Research and development	3,999	4,142	4,160	3,741	2,799	2,668	2,390	2,106
Sales and marketing	6,716	7,883	9,599	8,505	8,727	8,628	8,617	7,395
General and administrative	1,986	1,812	2,573	2,942	1,957	1,436	1,930	2,206
Total operating expenses	12,701	13,837	16,332	15,188	13,483	12,732	12,937	11,707
Loss from operations	(1,990)	(2,155)	(5,670)	(1,471)	(705)	(688)	(1,108)	(1,558)
Interest expense, net	(256)	(310)	(145)	(123)	(35)	(17)	(37)	(92)
Other income (expense), net	(157)	15	163	(10)	(60)	(77)	(18)	(260)
Loss before income tax	(2,403)	(2,450)	(5,652)	(1,604)	(800)	(782)	(1,163)	(1,910)
Income tax benefit (provision)	(530)	51	191	(32)	(218)	(225)	(54)	(94)
Net loss	$(2,933)	$(2,399)	$(5,461)	$(1,636)	$(1,018)	$(1,007)	$(1,217)	$(2,004)
Per share information:
Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.20)	$(0.06)	$(0.04)	$(0.04)	$(0.05)	$(0.08)
Weighted average shares used in computing basic and diluted net loss per common share	26,890	26,709	26,657	26,187	25,462	25,418	25,356	25,178

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2015 totaled approximately $17.6 million a 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.76 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S dollar and the Euro and the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash and cash equivalents. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short‑term, low‑risk, investment‑grade debt instruments. These investments are subject to interest rate risk and will decrease in value if market interest rates increase.

Our cash and cash equivalents, totaling $8.6 million at June 30, 2015, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2015 and 2014 and for the years ended June 30, 2015, 2014, and 2013

eGain Corporation

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Corporation and its subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 11, 2015 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

September 11, 2015

eGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$8,633	$8,785
Restricted cash	676	30
Accounts receivable, less allowance for doubtful accounts of $768 and $574 at June 30, 2015 and 2014, respectively	13,118	11,163
Deferred commissions	633	865
Prepaid and other current assets	1,625	1,348
Total current assets	24,685	22,191
Property and equipment, net	3,136	4,489
Deferred commissions, net of current portion	297	337
Intangible assets, net	7,620	—
Goodwill	13,186	4,880
Other assets	807	750
Total assets	$49,731	$32,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,779	$2,162
Accrued compensation	6,910	5,729
Accrued liabilities	2,664	1,456
Deferred revenue	14,395	12,920
Capital lease obligation	471	392
Bank borrowings	505	1,417
Total current liabilities	26,724	24,076
Deferred revenue, net of current portion	1,417	793
Capital lease obligation, net of current portion	295	625
Bank borrowings, net of current portion	18,259	3,583
Other long term liabilities	1,937	521
Total liabilities	48,632	29,598
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,022 and 25,471 shares at June 30, 2015 and 2014, respectively	27	25
Additional paid-in capital	341,329	330,657
Notes receivable from stockholders	(78)	(83)
Accumulated other comprehensive loss	(1,170)	(970)
Accumulated deficit	(339,009)	(326,580)
Total stockholders' equity	1,099	3,049
Total liabilities and stockholders' equity	$49,731	$32,647

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2015	2014	2013
Revenue:
Subscription and support	$42,311	$40,477	$32,281
License	18,325	14,800	12,853
Professional services	15,277	14,985	13,755
Total revenue	75,913	70,262	58,889
Cost of subscription and support	12,082	8,518	5,495
Cost of license	61	104	151
Cost of professional services	16,998	14,840	12,360
Total cost of revenue	29,141	23,462	18,006
Gross profit	46,772	46,800	40,883
Operating expenses:
Research and development	16,042	9,963	8,419
Sales and marketing	32,703	33,367	24,434
General and administrative	9,313	7,529	6,787
Total operating expenses	58,058	50,859	39,640
Income (loss) from operations	(11,286)	(4,059)	1,243
Interest expense, net	(834)	(181)	(483)
Other income (expense), net	11	(415)	303
Income (loss) before income tax provision	(12,109)	(4,655)	1,063
Income tax provision	(320)	(591)	(379)
Net income (loss)	$(12,429)	$(5,246)	$684
Per share information:
Basic net income (loss) per common share	$(0.47)	$(0.21)	$0.03
Diluted net income (loss) per common share	$(0.47)	$(0.21)	$0.03
Weighted average shares used in computing basic net income (loss) per common share	26,609	25,353	24,780
Weighted average shares used in computing diluted net income (loss) per common share	26,609	25,353	26,089
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$476	$280	$121
Research and development	$736	$386	$261
Sales and marketing	$574	$464	$360
General and administrative	$531	$397	$339

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended June 30,
	2015	2014	2013
Net income (loss)	$(12,429)	$(5,246)	$684
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	159	198	(418)
Cumulative translation adjustments from liquidation of inactive subsidiaries	(359)	—	—
Other comprehensive income (loss), net of taxes:	(200)	198	(418)
Total comprehensive income (loss)	$(12,629)	$(5,048)	$266

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
BALANCES AT JUNE 30, 2012	24,485	24	326,742	(85)	(750)	(322,018)	3,913
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	621	1	729	—	—	—	730
Stock-based compensation	—	—	1,081	—	—	—	1,081
Net income	—	—	—	—	—	684	684
Foreign currency translation adjustments	—	—	—	—	(418)	—	(418)
BALANCES AT JUNE 30, 2013	25,106	25	328,552	(87)	(1,168)	(321,334)	5,988
Repayment on stockholder notes	—	—	—	6	—	—	6
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	365	—	578	—	—	—	578
Stock-based compensation	—	—	1,527	—	—	—	1,527
Net loss	—	—	—	—	—	(5,246)	(5,246)
Foreign currency translation adjustments	—	—	—	—	198	—	198
BALANCES AT JUNE 30, 2014	25,471	25	330,657	(83)	(970)	(326,580)	3,049
Repayment on stockholder notes	—	—	—	8	—	—	8
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	341	1	338	—	—	—	339
Stock-based compensation	—	—	2,317	—	—	—	2,317
Share issuance related to business combination	1,210	1	8,017	—	—	—	8,018
Net loss	—	—	—	—	—	(12,429)	(12,429)
Foreign currency translation adjustments	—	—	—	—	159	—	159
Cumulative translation adjustment from liquidation of inactive subsidiaries	—	—	—	—	(359)	—	(359)
BALANCES AT JUNE 30, 2015	27,022	$27	$341,329	$(78)	$(1,170)	$(339,009)	$1,099

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,429)	$(5,246)	$684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,503	2,108	1,254
Amortization of deferred financing costs	79	—	—
Amortization of acquired intangible assets	2,510	—	—
Stock-based compensation	2,317	1,527	1,081
Provision for doubtful accounts	194	258	272
Amortization of deferred commissions	1,006	1,926	1,641
Accrued interest on related party notes payable	—	19	334
Changes in operating assets and liabilities
Accounts receivable, net	(116)	1,542	(6,147)
Deferred commissions	(794)	(568)	(2,565)
Prepaid and other current assets	(66)	1,168	(1,434)
Other assets	(152)	(88)	31
Accounts payable	(1,093)	(514)	648
Accrued compensation	(1,454)	922	970
Accrued liabilities	(1,113)	(798)	942
Deferred revenue	(1,566)	(6,558)	11,720
Other long term liabilities	(329)	(357)	594
Net cash provided by (used in) operating activities	(10,503)	(4,659)	10,025
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,905)	—	—
Purchases of property and equipment	(741)	(1,772)	(2,465)
Decrease (increase) in restricted cash	(779)	(1)	5
Net cash used in investing activities	(3,425)	(1,773)	(2,460)
Cash flows from financing activities:
Payments on related party notes payable	—	(2,916)	(3,000)
Payments on bank borrowings	(12,200)	(2,667)	(1,666)
Decrease in restricted cash	—	1,000	—
Payments on capital lease obligation	(434)	(144)	—
Proceeds from bank borrowings	26,450	3,000	3,000
Payments made for debt issue costs	(550)	—	—
Proceeds from exercise of stock options	339	578	730
Repayments on related party notes receivable	8	6	—
Net cash provided by (used in) financing activities	13,613	(1,143)	(936)
Effect of exchange rate differences on cash and cash equivalents	163	154	(334)
Net increase (decrease) in cash and cash equivalents	(152)	(7,421)	6,295
Cash and cash equivalents at beginning of year	8,785	16,206	9,911
Cash and cash equivalents at end of year	$8,633	$8,785	$16,206

Supplemental cash flow disclosures:
Cash paid for interest	$362	$216	$1,919
Cash paid for income taxes	$412	$480	$297
Non-cash items:
Purchases of equipment through trade accounts payable	$40	$22	$76
Property and equipment acquired under a capital lease	$208	$1,148	$—
Issuance of common stock in connection with business acquisition	$8,018	$—	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., Exony Limited (“Exony”), eGain Communications Pvt. Ltd., eGain Communications SrL, eGain Communications B.V., eGain Communications (SA), eGain France S.A.R.L and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

In fiscal year 2013, we liquidated our Cayman subsidiary (eGain Cayman Ltd). There was no financial impact to our consolidated financial statements. In fiscal year 2015, we liquidated our Inference, SiteBridge and Australia (eGain Communications Pty Ltd) subsidiaries and recorded a reclassification adjustment from accumulated other comprehensive loss on the consolidated balance sheets to other expense on the consolidated statements of operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates are based upon information available as of the date of the financial statements. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a loss of $400,000, a loss of $405,000, and a gain of $317,000 in fiscal years 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. Our cash equivalents as of June 30, 2015 and 2014 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying consolidated balance sheets. As of June 30, 2015 and 2014, we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year are classified as a current asset; expected usage more than a year are considered a non-current asset. As of June 30, 2015, our restricted cash consisted primarily of cash earmarked for the payment of Exony’s management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $9.3 million as of June 30, 2015 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. There was one customer accounted for 10% of total revenue in fiscal years 2015.  Two customers accounted for 16% and 10% of total revenue in fiscal years 2014. Two customer accounted for 18% and 10% of total revenue in fiscal year 2013.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. There were two customers accounted for approximately 16% and 12%

of accounts receivable at June 30, 2015. Two customers accounted for approximately 28% and 14%, of accounts receivable at June 30, 2014. Two customer accounted for approximately 15% and 11% of accounts receivable at June 30, 2013.

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

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2015, 2014 and 2013 and found no impairment.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2015, 2014, and 2013, we did not have any such losses.

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

We derive revenue from three sources:

i.	Subscription and support fees primarily consist of cloud revenue from customers accessing our enterprise cloud computing services, term license revenue, and maintenance and support revenue;
ii.	License fees primarily consist of perpetual software license revenue;
iii.	Professional services primarily consist of consulting, implementation services and training.

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

License sales to resellers as a percentage of total revenue were approximately 15%, 11%, and 6% in fiscal years 2015, 2014 and 2013, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of June  30, 2015 were $550,000 and $79,000, respectively and are included net of bank borrowings in the accompanying consolidated balance sheets. Amortization of deferred financing costs were recorded as interest expense. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2015, 2014 and 2013 were $68,000, $120,000, and $138,000 respectively.

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

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States and United Kingdom, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

We account for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Comprehensive Income (Loss)

We report comprehensive income (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income (loss) for each of the three years in the period ended June 30, 2015 is shown in the accompanying statements of comprehensive income (loss). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2015 and 2014 consist of accumulated foreign currency translation adjustments.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2015	2014	2013
Net income (loss) applicable to common stockholders	$(12,429)	$(5,246)	$684
Basic net income (loss) per common share	$(0.47)	$(0.21)	$0.03
Weighted average common shares used in computing basic net income (loss) per common share	26,609	25,353	24,780
Effect of dilutive options and warrants outstanding	—	—	1,309
Weighted average common shares used in computing diluted net income (loss) per common share	26,609	25,353	26,089
Diluted net income (loss) per common share	$(0.47)	$(0.21)	$0.03

Weighted average shares of stock options to purchase 2,718,069, 2,218,445, and 593,282 shares of common stock as of June 30, 2015, 2014, and 2013, respectively, were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2015, 2014 and 2013 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2015:
North America	$36,551	$(7,382)	$1,615
EMEA	37,666	204	1,142
Asia Pacific	1,696	(4,108)	379
	$75,913	$(11,286)	$3,136
Year ended June 30, 2014:
North America	$38,589	$(996)	$2,388
EMEA	30,198	1,439	1,452
Asia Pacific	1,475	(4,502)	649
	$70,262	$(4,059)	$4,489
Year ended June 30, 2013:
North America	$35,517	$4,148
EMEA	23,025	2,175
Asia Pacific	347	(5,080)
	$58,889	$1,243

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

New Accounting Pronouncements

In April 2015, the Financial Accounting and Standards Board, or the FASB, issued Accounting Standards Update, or ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software, which provides guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). The Company opted to early adopt this standard on a prospective basis, applying it to all cloud computing arrangements entered into in fiscal year 2015. As such, cloud computing arrangements that do not include a software license were accounted for as a service contract on our consolidated financial statements.

In April 2015, the FASB, issued ASU 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). The Company opted to early adopt this standard on a prospective basis in fiscal year 2015. As such, debt issuance costs were reclassified to bank borrowings on our consolidated balance sheets.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update are effective for the annual periods ending after December 15, 2016 (our fiscal 2018). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements

In June 2014, the FASB, issued ASU 2014-12, Compensation-Stock Compensation which applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09,  Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim periods within that reporting period, with early application permitted for periods beginning after December 31, 2016. The Company is currently evaluating the effects that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2015	2014
Computers and equipment	$4,856	$7,332
Leased Equipment	1,291	1,148
Furniture and fixtures	441	552
Leasehold improvements	561	487
Total	7,149	9,519
Accumulated depreciation and amortization	(4,013)	(5,030)
Property and equipment, net	$3,136	$4,489

Depreciation and amortization expense was $2.5 million, $2.1 million and $1.3 million for the years ended June 30, 2015, 2014 and 2013, respectively. Accumulated depreciation relating to computers, equipment and software under capital leases totaled $579,000 as of June 30, 2015. Amortization of assets under capital leases is included in depreciation and amortization expense. Disposals of fixed assets were $6.8 million, $912,000 and $254,000 for the years ended June 30, 2015, 2014 and 2013, respectively. Fully depreciated equipment of $15.9 million and $19.2 million as of June 30, 2015 and 2014, respectively, is not included in the table above.

Accrued compensation consist of the following (in thousands):

	Year Ended June 30,
	2015	2014
Accrued bonuses	$2,529	$1,174
Accrued vacation	2,021	1,851
Payroll and other employee related costs	1,223	1,613
Accrued commissions	1,137	1,091
Accrued compensation	$6,910	$5,729

Accrued liabilities consist of the following (in thousands):

	Year Ended June 30,
	2015	2014
Accrued other liabilities	$1,082	626
VAT liability	1,109	446
Sales tax payable	150	243
Customer advances	323	141
Accrued liabilities	$2,664	$1,456

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. In addition, the Credit Agreement contains financial covenants which initially require us to achieve minimum EBITDA and liquidity levels. As of June 30, 2015, we are in compliance with these financial covenants. However, subject to the conditions of the Credit Agreement, once we have achieved (but in any event no earlier than June 30, 2016) a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.50 to 1.00 and a Leverage Ratio of less than 2.50 to 1.00, we will be required to comply with a minimum Fixed Charge Coverage Ratio and a specific Leverage Ratio.

The Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; monetary judgment defaults; bankruptcy, insolvency and dissolution events; cross-default to other material indebtedness; material inaccuracy of a representation or warranty when made; failure to perfect a lien; actual or asserted invalidity or impairment of any definitive loan documentation or repudiation of guaranties; or a change of control. As of June 30, 2015, balances on the Term Loan and Revolving Loans were $9.75 million and $9.5  million, respectively.

As a condition to entering into the Credit Agreement, the Company pledged certain intellectual property and assets such as accounts receivable and property and equipment as collateral for the benefit of Wells Fargo Bank.

On June 27, 2011, we entered into a Loan and Security Agreement, or the Comerica Credit Facility, with Comerica Bank as was amended from time to time. Our obligations under the Comerica Credit Facility were collateralized by a lien on our assets. As of June 30, 2014, the amount outstanding under the Comerica Credit Facility was $5.0 million. Concurrently with our entry into the Credit Agreement with Wells Fargo Bank described above, we paid in full and terminated the Loan and Security Agreement between us and Comerica Bank.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis as of June 30, 2015 (in thousands):

Bank
Borrowings
2016	$625
2017	875
2018	1,000
2019	1,000
2020	15,750
Total bank borrowings	19,250
Less amounts representing deferred financing costs	(486)
Total bank borrowings	18,764
Less current debt maturities	(505)
Bank borrowings, net of current portion	$18,259

4. INCOME TAXES

Income (loss) before income tax provision consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
United States	$(24,621)	$(3,830)	$(561)
Foreign	12,512	(825)	1,624
Income (loss) before income tax provision	$(12,109)	$(4,655)	$1,063

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2015	2014	2013

Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	—	(8.3)	56.9
Foreign rate differential	(4.9)	(7.1)	24.1
Expired net operating losses	—	—	313.6
Research and development credits	1.5	3.0	(26.3)
Foreign withholding tax	(2.2)	(1.0)	4.5
Nondeductible secondary offering expenditures	—	—	10.2
Other items	1.8	(2.3)	7.2
Net change in valuation allowance	(32.8)	(31.0)	(388.5)
Effective tax rate	(2.6)%	(12.7)%	35.7%

The components of the income tax provision are as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Current provision:
Federal	$23	$54	$48
Foreign	560	567	325
State	5	6	6
Total current:	588	627	379
Deferred (benefit):
Foreign	(268)	(36)	—
Total deferred:	(268)	(36)	—
Income tax provision	$320	$591	$379

As of June 30, 2015, we had federal and state net operating loss carryforwards of approximately $205.4 million and $32.4 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2019 through 2034, if not utilized. Partial amounts of the net operating losses are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity. We also had federal research and development credit carryforwards of approximately $2.3 million as of June 30, 2015 which will expire at various dates beginning in 2016 through 2034, if not utilized. The California research and development credit carryforwards are approximately $3.6 million as of June 30, 2015 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards of approximately $10.7 million as of June 30, 2015.

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

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$71,671	$67,124
Research credits	4,659	4,168
Deferred revenue	156	1,083
Stock compensation	650	411
Accruals and Reserves	1,193	984
Other	(580)	456
Total deferred tax assets	77,749	74,226
Valuation allowance for deferred tax assets	(78,591)	(74,130)
Net deferred tax assets (liabilities), included in other assets and other long term liabilities	$(842)	$96

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States and United Kingdom, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. The deferred tax liability for the year ended June 30, 2015 primarily relates to the deferred tax liability created from the basis differences on intangible assets due to the acquisition of Exony.  Our tax provision primarily relates to foreign activities and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

The net valuation allowance increased by $4.5 million for the year ended June 30, 2015, compared to the increase of $914,000 for year ended June 30, 2014, and the decrease of $5.0 million for year ended June 30, 2013, respectively.

Deferred tax liabilities have not been recognized for $6.2 million of undistributed earnings of our foreign subsidiaries as of June 30, 2015. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

We apply ASC 740, Income Taxes, related to uncertainty in income taxes.

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Beginning balance	$1,290	$1,778	$1,193
Increases in balances related to tax positions taken during current periods	56	58	585
Decrease in balances related to tax positions taken during prior periods	—	(546)	—
Ending balance	$1,346	$1,290	$1,778

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision, and the amounts were insignificant for the last three fiscal years.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years, 1994-2014 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

5. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2015 as follows:

Reserved
Stock
Options
Stock options outstanding	2,665,111
Reserved for future grants of stock options	1,816,544
Total reserved shares of common stock for issuance	4,481,655

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan, which provides for the grant of non-statutory stock options to directors, officers and key employees of eGain and its subsidiaries. The Plan was increased by 500,000  shares of common stock in November 2007, 500,000  shares of common stock in September 2011 and 1.0 million shares of common stock in September 2014.  Our board also extended the expiration date of the of the 2005 Management Stock Option Plan to September 30, 2024. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth  (1/48th)  of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten  years from the date of grant.

The following table represents the activity under the 2005 Management Stock Option Plan:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price
Balance at June 30, 2012	298,000	865,000	$2.33
Options Exercised	—	(143,671)	$1.36
Options Forfeited / Expired	28,022	(28,022)	$2.05
Balance at June 30, 2013	326,022	693,307	$2.54
Options Exercised	—	(129,641)	$1.23
Options Forfeited / Expired	26,459	(26,459)	$1.23
Balance at June 30, 2014	352,481	537,207	$2.92
Shares Authorized for Issuance	1,000,000	—	$—
Options Granted	(670,200)	670,200	$6.10
Options Exercised	—	(218,691)	$0.91
Options Forfeited / Expired	40,709	(40,709)	$5.95
Balance at June 30, 2015	722,990	948,007	$5.50

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan, the 2005 Incentive Plan, which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. The 2005 Stock Incentive Plan was subsequently amended in February 2009, September 2011, and in September 2014. In September 2014, our board of directors approved an increase in the 2005 Incentive Plan by 1.0  million shares of common stock, extend the expiration date of the 2005 Stock Incentive Plan to September 30, 2024 and made certain other changes. Options granted under the 2005 Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four  years and expire no later than ten  years from the date of grant.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance at June 30, 2012	793,905	1,499,761	$1.96
Options Granted	(338,550)	338,550	$6.48
Options Exercised	—	(321,778)	$1.03
Options Forfeited / Expired	151,273	(151,273)	$4.13
Balance at June 30, 2013	606,628	1,365,260	$3.06
Options Granted	(583,250)	583,250	$9.68
Options Exercised	—	(138,829)	$1.82
Options Forfeited / Expired	177,246	(177,246)	$8.30
Balance at June 30, 2014	200,624	1,632,435	$4.96
Shares Authorized for Issuance	1,000,000	—	$—
Options Granted	(257,800)	257,800	$4.77
Options Exercised	—	(73,510)	$1.47
Options Forfeited / Expired	150,730	(150,730)	$7.83
Balance at June 30, 2015	1,093,554	1,665,995	$4.83

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

The following table represents the activity under the 2000 Non-Management Stock Option Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance at June 30, 2012	—	77,477	$1.28
Options Exercised	—	(30,756)	$1.68
Options Forfeited / Expired	—	(2,631)	$1.60
Balance at June 30, 2013	—	44,090	$0.99
Options Exercised	—	(22,750)	$1.26
Options Forfeited / Expired	—	(160)	$2.40
Balance at June 30, 2014	—	21,180	$0.68
Options Exercised	—	(9,030)	$0.65
Options Forfeited / Expired	—	—	$—
Balance at June 30, 2015	—	12,150	$0.71

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

The following table represents the activity under the 1998 Stock Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance at June 30, 2012	—	296,012	$1.22
Options Exercised	—	(124,320)	$1.22
Options Forfeited / Expired	—	(3,040)	$1.50
Balance at June 30, 2013	—	168,652	$1.22
Options Exercised	—	(73,984)	$1.86
Options Forfeited / Expired	—	(3,100)	$2.55
Balance at June 30, 2014	—	91,568	$0.66
Options Exercised	—	(39,809)	$0.64
Options Forfeited / Expired	—	(12,800)	$0.67
Balance at June 30, 2015	—	38,959	$0.67

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.30-$0.70	26,859	2.87	$0.50	26,859	$0.50
$0.74-$0.74	472,747	4.14	$0.74	472,747	$0.74
$0.75-$3.40	301,601	4.81	$1.73	233,551	$1.24
$3.64-$4.99	288,999	8.21	$4.23	115,586	$4.07
$5.00-$5.47	302,263	6.94	$5.28	226,555	$5.30
$5.55-$6.25	14,000	7.23	$5.95	9,633	$5.87
$6.29-$6.29	583,200	9.19	$6.29	109,754	$6.29
$6.30-$7.94	372,834	8.27	$7.42	145,559	$7.35
$8.02-$12.33	272,590	7.84	$9.74	119,871	$9.65
$12.47-$15.50	30,018	8.21	$13.72	13,739	$13.70
$0.30-$15.50	2,665,111	7.08	$4.99	1,473,854	$3.72

The summary of options vested and exercisable at June 30, 2015 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	2,665,111	$4.99	$3,354,775	7.08
Fully vested and expected to vest options	2,503,240	$4.89	$3,318,925	6.96
Options exercisable	1,473,854	$3.72	$3,128,887	5.65

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $5.01 as of June 30, 2015 that would have been received by the option holders, had they exercised their options on June 30, 2015. The total intrinsic value of stock options exercised during fiscal years 2015, 2014 and 2013 was $1.0 million, $3.8 million, and $3.0 million, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2015	2014	2013
Non-cash stock-based compensation expense	$(2,317)	$(1,527)	$(1,081)
Income tax benefit	—	—	—
Net income effect	$(2,317)	$(1,527)	$(1,081)
Net effect on income (loss) per share, basic and diluted	$(0.09)	$(0.06)	$(0.04)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2015, 2014 and 2013 there were 928,000,  583,250, and 338,550 options granted, respectively, with a weighted average fair value of $3.50,  $5.93, and $4.05, respectively, using the following assumptions:

	Year Ended June 30,
	2015	2014	2013
Dividend yield	—	—	—
Expected volatility	79%	80%	85%
Average risk-free interest rate	1.66%	1.55%	0.80%
Expected life (in years)	4.50	4.50	4.50

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

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2015 was $2.1 million, which is expected to be recognized over the weighted average period of 1.52  years.

Note 6. Acquisition

On July 30, 2014, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited, a privately held United Kingdom company (“Exony”), and certain of its shareholders (collectively, the “Shareholders”), pursuant to which we agreed to acquire all the outstanding share capital of Exony for (A) an aggregate of  1,209,308 shares of the Company’s common stock, $0.001 par value per share (“Company Stock”), with a value of $8.02 million as of August 6, 2014, the closing date of the acquisition (based on the closing price of the Company’s common stock as of such date) and (B) an aggregate of $8.13 million in cash (collectively “Acquisition Consideration”), with 15% of each of the cash and Company Stock being held in an escrow account to secure certain indemnification obligations of the Shareholders.  The Acquisition Consideration is subject to an adjustment based on Exony’s working capital as of the closing. The other purchase consideration relates to two shareholders of Exony who have the right to exercise their options within six months from the acquisition date which entitles them to $299,000 (45,119 shares) of Company Stock and $341,000 of cash acquisition consideration. The cash portion of the transaction was funded from eGain’s existing cash and its available credit facility. We have incurred acquisition costs of approximately $844,000 through June  30, 2015, which are included in general and administrative expenses.

The purchase price for this acquisition had been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Purchase consideration:
Cash	$7,841
Stock (1,164,189 shares of Company Stock)	7,719
Other purchase consideration (includes 45,119 shares of Company Stock)	640
Working capital adjustment	1,355
Total purchase price		$17,555
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	2,751
Restricted cash	3,185
Accounts receivable	2,850
Prepaid and other current assets	281
Property and equipment	315
Total assets acquired		9,382
Accounts payable	(786)
Accrued compensation	(3,139)
Accrued liabilities	(352)
Deferred revenue	(4,185)
Other liabilities	(326)
Total liabilities assumed		(8,788)
Fair value of identifiable intangibles at acquisition-date:
Developed technology	6,990
Customer relationships	2,990
Trade name	150
Total identifiable intangibles at acquisition-date		10,130
Deferred tax liability:		(1,475)
Goodwill		$8,306

The allocation of the purchase price consideration was based on estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).  As of June 30, 2015, we finalized the working capital adjustment and other purchase consideration, adjusting goodwill down by $44,000. Such values were updated in the purchase consideration noted in the table above.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

	Gross				Consolidated
	Carrying	Accumulated			Statements of Operations
Intangible Asset	Amount	Amortization	Net Balance	Life	Category
Developed technology	$6,990	$(1,577)	$5,413	4	Research and development
Customer relationships - software contracts	1,380	(623)	757	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(242)	1,368	6	Cost of subscription and support
Trade name	150	(68)	82	2	General and administrative
	$10,130	$(2,510)	$7,620

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2015 was $2.5 million.

Estimated future amortization expense remaining at June 30, 2015 for intangible assets acquired is as follows:

Year Ending
June 30,
2016	$2,781
2017	2,090
2018	2,016
2019	438
Thereafter	295
Total future amortization expense	$7,620

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Exony, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity.  Exony contributed revenues of $11.0 million and net income of $793,000 for fiscal year ended June  30, 2015.

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

Rent expense for facilities under operating leases was $1.4 million, $1.4 million, and $1.3 million, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

A summary of future minimum lease payments is as follows (in thousands):

	Operating	Capital
Fiscal Year June 30,	Leases	Leases
2016	$1,993	$538
2017	1,964	266
2018	1,437	20
2019	1,292	—
2020	1,181	—
Thereafter	2,146	—
Total minimum lease payments	$10,013	824
Less amounts representing interest		(58)
Total capital lease obligations		766
Less current capital lease obligation		(471)
Capital lease obligation, net of current portion		$295

Cloud Services

We have agreements with third parties to provide co-location services for cloud operations that expire on various dates through fiscal year 2017. The agreement requires payment of a minimum amount per month in return for which the cloud services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $1.2 million, $882,000, and $761,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

A summary of future minimum payments is as follows (in thousands):

Fiscal Year June 30,	Co-location
2016	$593
2017	312
Total minimum payments	$905

 Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2015, future payments for non-cancellable contractual agreements are $1.0 million, $976,000 and $564,000 in fiscal years 2016, 2017 and 2018, respectively.

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal year 2015, we contributed $391,000 to the 401(k) Plan. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $1.1 million, $395,000, and $356,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan, or the Gratuity Plan, for all of our Indian employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2015, 2014 and 2013.

Severance Pay – Italy

We accrue a severance provision and pay related taxes to local governmental agencies consistent with local regulatory requirements. Total severance plan expenses were insignificant for the fiscal years 2015, 2014 and 2013.

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

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market value and require a high level of judgment to determine the fair value.

The following table summarizes the fair value hierarchy of our financial assets and liabilities measured (in thousands):

	Fair Value Measurement at		Fair Value Measurement at
	June 30, 2015		June 30, 2014
	Level 1	Total Balance	Level 1	Total Balance
Assets
Cash equivalents:
Money market funds	$—	$—	$1,622	$1,622
Total assets	$—	$—	$1,622	$1,622

The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value of Level 1 investments.

As of June 30, 2015 and 2014, we did not have any material Level 2 or 3 assets or liabilities.

10. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2015, 2014 and 2013.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2015 and 2014, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2015
Revenues	$20,704	$18,903	$19,232	$17,074	$75,913
Gross profit	$13,717	$10,662	$11,682	$10,711	$46,772
Loss from operations	$(1,471)	$(5,670)	$(2,155)	$(1,990)	$(11,286)
Net loss	$(1,636)	$(5,461)	$(2,399)	$(2,933)	$(12,429)
Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.09)	$(0.11)	$(0.47)

Fiscal 2014
Revenues	$15,682	$17,665	$18,026	$18,889	$70,262
Gross profit	$10,149	$11,829	$12,044	$12,778	$46,800
Loss from operations	$(1,558)	$(1,108)	$(688)	$(705)	$(4,059)
Net loss	$(2,004)	$(1,217)	$(1,007)	$(1,018)	$(5,246)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.04)	$(0.04)	$(0.21)

12. SUBSEQUENT EVENTS

On September 2, 2015, the Company entered into Amendment Number One (the “Amendment”) to that certain Credit Agreement, dated as of November 21, 2014 (as further amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company, the lenders party thereto (“Lenders”), and Wells Fargo Bank, as administrative agent. Pursuant to the Amendment, the Company increased the total maximum revolving loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the term loan under the Credit Agreement to $187,500 for the quarters ending September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  In connection with the Amendment, certain fees were also modified such that prior to the first anniversary of the Amendment, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.  The financial covenants concerning minimum EBITDA and liquidity levels contained in the Credit Agreement were modified in the Amendment as follows:

1. the Company is required to achieve minimum EBITDA of not more negative than $1.68 million for the three (3) month period ending September 30, 2015 and not more negative than $2.228 million for the six (6) month period ending December 31, 2015.  Thereafter, minimum EBITDA levels will be based on amounts agreed to by the Company and the requisite lenders based upon annual projections delivered to the agent, and the failure to reach an agreement on reset minimum EBITDA levels acceptable to the agent in its sole discretion shall constitute an event of default under the Credit Agreement; and

2. the Company is required to achieve minimum liquidity of at least $5.5 million for the month ending September 30, 2015; $6.5 million for the month ending October 31, 2015, $7.5 million for the month ending November 30, 2015 and $10.0 million for the month ending December 31, 2015 and at all times thereafter.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013 Framework), our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc., which audited our consolidated financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the Company’s internal control over financial reporting. Burr Pilger Mayer, Inc. has issued an attestation report, which appears as part of this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the internal control over financial reporting of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, eGain Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eGain Corporation and its subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015, and the related financial statement schedule and our report dated September 11, 2015 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

September 11, 2015

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders, the Proxy Statement.

Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  11.EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

See Item 15(b) of this report.

(b)	Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits
3(i).1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

3(ii).2	Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(iii) on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

3(ii)

Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1#	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-,1 File No. 333-83439, originally filed with the Commission on July 22, 1999.

10.2#

Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder, incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999.

10.3#	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2015.

10.4#	2005 Management Stock Option Plan, as amended, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 12, 2015.

10.5

Credit Agreement dated as of November 21, 2014 between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on November 25, 2014.

10.6

Amendment One to Credit Agreement dated as of September 2, 2015 between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2015.

10.7

Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and DeGuigne Ventures, LLC dated May 31, 2011, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed on May 31, 2011.

10.8

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) dated May 14, 2014, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014.

21.1	Subsidiaries of eGain Corporation.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

31.1	Rule 13a/15(d)-14 Certification of Chief Executive Officer.*

31.2	Rule 13a/15(d)-14 Certification of Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

#Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN COMMUNICATIONS CORPORATION

Date: September 11, 2015	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2015
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 11, 2015
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ DAVID SCOTT	Director	September 11, 2015
David Scott

/s/ GUNJAN SINHA	Director	September 11, 2015
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 11, 2015
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 11, 2015
Brett Shockley

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2015	$574	$194	$—	$768
Year ended June 30, 2014	$392	$258	$(76)	$574
Year ended June 30, 2013	$303	$272	$(183)	$392

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3(i).1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

3(ii).2	Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(iii) on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

3(ii)

Amended and Restated Bylaws filed as Exhibit 3.4 to eGain’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended, and incorporated by reference herein.

4.1	Registration Rights Agreement dated as of August 8, 2000, filed as Exhibit 10.2 to eGain’s Current Report on Form 8-K dated August 15, 2000.

4.2	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to eGain’s Current Report on Form 8-K dated September 24, 2008.

10.1#	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999.

10.2#

Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder, incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999,.

10.3#	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2015.

10.4#	2005 Management Stock Option Plan, as amended, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 12, 2015.

10.5

Credit Agreement dated as of November 21, 2014 between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on November 25, 2014.

10.6

Amendment One to Credit Agreement dated as of September 2, 2015 between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2015.

10.7

Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and DeGuigne Ventures, LLC dated May 31, 2011, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed on May 31, 2011.

10.8

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) dated May 14, 2014, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014.

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

*The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

#Indicates management contract or compensatory plan or arrangement.