Form 10-Q
period 2015-09-30
EGAIN Corp
filed 2015-11-06
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock $0.001 par value	27,029,994

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2015

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,264	$8,633
Restricted cash	16	676
Accounts receivable, less allowance for doubtful accounts of $710 and $768 as of September 30, 2015 and June 30, 2015, respectively	11,160	13,118
Deferred commissions	597	633
Prepaid and other current assets	1,772	1,625
Total current assets	20,809	24,685
Property and equipment, net	2,732	3,136
Deferred commissions, net of current portion	299	297
Intangible assets, net	6,924	7,620
Goodwill	13,186	13,186
Other assets	511	807
Total assets	$44,461	$49,731

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,747	$1,779
Accrued compensation	4,048	6,910
Accrued liabilities	2,736	2,664
Deferred revenue	11,992	14,395
Capital lease obligations	295	471
Bank borrowings	749	505
Total current liabilities	21,567	26,724
Deferred revenue, net of current portion	1,097	1,417
Capital lease obligations, net of current portion	241	295
Bank borrowings, net of current portion	21,579	18,259
Other long term liabilities	1,701	1,937
Total liabilities	46,185	48,632
Commitments and contingencies (Note 5)
Stockholders' (deficit) equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,023 shares as of September 30, 2015 and 27,022 as of June 30, 2015	27	27
Additional paid-in capital	341,842	341,329
Notes receivable from stockholders	(78)	(78)
Accumulated other comprehensive loss	(1,269)	(1,170)
Accumulated deficit	(342,246)	(339,009)
Total stockholders' (deficit) equity	(1,724)	1,099
Total liabilities and stockholders' (deficit) equity	$44,461	$49,731

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
Revenue:
Subscription and support	$10,842	$10,445
License	2,426	6,728
Professional services	3,208	3,531
Total revenue	16,476	20,704
Cost of subscription and support	3,079	2,879
Cost of license	7	28
Cost of professional services	3,386	4,080
Total cost of revenue	6,472	6,987
Gross profit	10,004	13,717
Operating expenses:
Research and development	3,900	3,741
Sales and marketing	6,668	8,505
General and administrative	2,246	2,942
Total operating expenses	12,814	15,188
Loss from operations	(2,810)	(1,471)
Interest expense, net	(333)	(123)
Other income (expense), net	240	(10)
Loss before income tax provision	(2,903)	(1,604)
Income tax provision	(334)	(32)
Net loss	$(3,237)	$(1,636)
Per share information:
Basic and diluted net loss per common share	$(0.12)	$(0.06)
Weighted average shares used in computing basic and diluted net loss per common share	27,022	26,187

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2015	2014
Net loss	$(3,237)	$(1,636)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(99)	6
Comprehensive loss	$(3,336)	$(1,630)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,237)	$(1,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	668
Amortization of acquired intangibles	695	425
Amortization of deferred commissions	195	416
Amortization of deferred financing costs	10	—
Stock-based compensation	513	558
Provisions for doubtful accounts	—	34
Changes in operating assets and liabilities:
Accounts receivable	1,606	(2,144)
Deferred commissions	(198)	(60)
Prepaid expenses and other current assets	96	(362)
Accounts payable	(95)	(48)
Accrued compensation	(2,787)	(1,707)
Accrued liabilities	(136)	247
Deferred revenue	(2,568)	(2,458)
Other long term liabilities	(208)	26
Net cash used in operating activities	(5,565)	(6,041)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(1,905)
Purchases of property and equipment	(69)	(71)
Decrease (increase) in restricted cash	647	(1,995)
Net cash provided by (used in) investing activities	578	(3,971)
Cash flows from financing activities:
Payments on bank borrowings	(188)	(250)
Payments on capital lease obligations	(256)	(233)
Proceeds from bank borrowings	4,000	6,950
Payments made for deferred financing costs	(10)	—
Proceeds from exercise of stock options	—	34
Net cash provided by financing activities	3,546	6,501
Effect of change in exchange rates on cash and cash equivalents	72	(163)
Net decrease in cash and cash equivalents	(1,369)	(3,674)
Cash and cash equivalents at beginning of period	8,633	8,785
Cash and cash equivalents at end of period	$7,264	$5,111

Supplemental cash flow disclosures:
Cash paid for interest	$178	$126
Cash paid for taxes	$12	$110
Non-cash items:
Purchases of equipment through trade accounts payable	$90	$95
Property and equipment acquired under a capital lease	$35	$16
Issuance of common stock in connection with business acquisition	$—	$7,719
Accrued financing costs	$249	$—

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

Principles of Consolidation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2015 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2016.

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

Information relating to our geographic areas for the three months ended September 30, 2015 and 2014 is as follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2015	2014
Total Revenue:
North America	$9,600	$12,229
EMEA	6,189	8,169
Asia Pacific	687	306
	$16,476	$20,704
Operating Gain (Loss):
North America	$(1,202)	$921
EMEA	(832)	(1,092)
Asia Pacific*	(776)	(1,300)
	$(2,810)	$(1,471)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,	June 30,
	2015	2015
Long-Lived Assets:
North America	$1,395	$1,615
EMEA	1,036	1,142
Asia Pacific	301	379
	$2,732	$3,136

For the three months ended September 30, 2015, two customers accounted for 15% and 11% of total revenue. For the three months ended September 30, 2014, two customers accounted for 21% and 11% of total revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 6% and 29% for the three months ended September 30, 2015 and 2014, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of September 30, 2015 were $809,000 and $74,000, respectively and are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Deferred financing costs and accumulated amortization with Wells Fargo Bank as of June 30, 2015 were $550,000 and $64,000, respectively. Amortization of deferred financing costs recorded as interest expense was $10,000 for three months ended September 30, 2015. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended
	September 30,
	2015	2014
Stock-Based Compensation:
Cost of revenue	$94	$129
Research and development	147	193
Sales and marketing	132	124
General and administrative	140	112
Total stock-based compensation expense:	$513	$558

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended September 30, 2015 and 2014, there were 150,150 and 673,300 shares of common stock granted with a weighted-average fair value of $2.15 and $3.82, per share, respectively, using the following assumptions:

	Three Months Ended
	September 30,
	2015	2014
Dividend yield	—	—
Expected volatility	64%	80%
Average risk-free interest rate	1.55%	1.70%
Expected life (in years)	5.05	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2015 was $1,906,109, which is expected to be recognized over the weighted-average period of 1.49 years. There were 1,000 options exercised during the three months ended September 30, 2015 and 13,440 options exercised during the three months ended September 30, 2014.

New Accounting Pronouncements

In September 2015, the Financial Accounting and Standards Board, or the FASB, issued Accounting Standards Update, or ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period-Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update, or ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software, which provides guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We opted to early adopt this standard on a prospective basis, applying it to all cloud computing arrangements entered into in fiscal year 2015. As such, cloud computing arrangements that do not include a software license were accounted for as a service contract on our condensed consolidated financial statements.

In April 2015, the FASB, issued ASU 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We opted to early adopt this standard on a prospective basis in fiscal year 2015. As such, debt issue costs were reclassified to bank borrowings on our condensed consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018), including interim periods within that reporting period, with early application not permitted. In April 2015, the FASB issued for public comment a proposed Accounting Standards Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which would defer the effective date of this new revenue recognition standard by one year. This will change the effective date to annual reporting periods beginning after December 15, 2017.  We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements.

Note 2. Net Loss per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares outstanding is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2015	2014
Net loss applicable to common stockholders	$(3,237)	$(1,636)
Basic net loss per common stock	$(0.12)	$(0.06)
Weighted-average common shares used in computing basic net loss per common share	27,022	26,187
Effect of dilutive options	—	—
Weighted-average common shares used in computing diluted net loss per common share	27,022	26,187
Diluted net loss per common stock	$(0.12)	$(0.06)

Weighted-average shares of stock options to purchase 2,677,727 and 2,425,037 shares of common stock for the three months ended September 30, 2015 and 2014 were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Note 3. Bank Borrowings

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, as administrative agent and the lenders party thereto (“Lenders”). The Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $10.0 million, and a term loan (“Term Loan”) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month recurring revenues from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

On September 2, 2015, the Company entered into Amendment Number One (the “Amendment”) to that certain Credit Agreement, dated as of November 21, 2014 (as further amended, restated, supplemented or otherwise modified from time to time), among the Company, the lenders, and Wells Fargo Bank, as administrative agent. Pursuant to the Amendment, the Company increased the total maximum revolving loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the term loan under the Credit Agreement to $187,500 for the quarters ending September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  In connection with the Amendment, certain fees were also modified such that prior to the first anniversary of the Amendment, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.  The financial covenants concerning minimum EBITDA and liquidity levels contained in the Credit Agreement were modified in the Amendment as follows:

1. the Company is required to achieve minimum EBITDA of not more negative than $1.68 million for the three (3) month period ended September 30, 2015 and not more negative than $2.228 million for the six (6) month period ending December 31, 2015.  Thereafter, minimum EBITDA levels will be based on amounts agreed to by the Company and the requisite lenders based upon annual projections delivered to the agent, and the failure to reach an agreement on reset minimum EBITDA levels acceptable to the agent in its sole discretion shall constitute an event of default under the Credit Agreement; and

2. the Company is required to achieve minimum liquidity of at least $5.5 million for the month ended September 30, 2015; $6.5 million for the month ending October 31, 2015, $7.5 million for the month ending November 30, 2015 and $10.0 million for the month ending December 31, 2015 and at all times thereafter.

As of September  30, 2015 we are in compliance with these financial covenant terms. As of September 30, 2015 and June 30 2015, balances on the Term Loan and Revolving Loans were (unaudited, in thousands):

	September 30,	June 30,
	2015	2015
Bank Borrowings:
Term Loan	$9,563	$9,750
Revolving Loan	13,500	9,500
Subtotal of bank borrowings	23,063	19,250
less amounts representing deferred financing costs	(735)	(486)
Total bank borrowings	$22,328	$18,764

As a condition to entering into the Credit Agreement, the Company pledged certain property and assets as collateral for the benefit of Wells Fargo Bank.

Concurrently with our entry into the Credit Agreement described above, we paid in full and terminated that certain Loan and Security Agreement dated June 7, 2011, as amended, between us and Comerica Bank.

Note 4. Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States and United Kingdom, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangibles as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2015 and in the three months ended September 30, 2015.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2015 and June 30, 2015. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Transfer pricing

We have received transfer pricing assessments from tax authorities with regard to transfer pricing issues for certain fiscal years, which we have appealed with the appropriate authority. We believe that such assessments are without merit and would not have a significant impact on our condensed consolidated financial statements.

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

As of September 30, 2015 and June 30, 2015, we did not have any material Level 1,  2, or 3 assets or liabilities.

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

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended September 30, 2015 and 2014, there were no shares repurchased.

Note 8. Acquisition

On July 30, 2014, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Exony Limited, a privately held United Kingdom company (“Exony”), and certain of its shareholders (collectively, the “Shareholders”), pursuant to which we agreed to acquire all the outstanding share capital of Exony for (A) an aggregate of  1,209,308 shares of the Company’s common stock, $0.001 par value per share (“Company Stock”), with a value of $8.02 million as of August 6, 2014, the closing date of the acquisition (based on the closing price of the Company’s common stock as of such date) and (B) an aggregate of $8.13 million in cash (collectively “Acquisition Consideration”), with 15% of each of the cash and Company Stock held in an escrow account to secure certain indemnification obligations of the Shareholders. The Acquisition Consideration was subject to an adjustment based on Exony’s working capital as of the closing. The other purchase consideration related to two shareholders of Exony who had the right to exercise their options within six months from the acquisition date which entitled them to $299,000  (45,119 shares) of Company Stock and $341,000 of cash acquisition consideration. The cash portion of the transaction was funded from eGain’s existing cash and its available credit facility. We incurred acquisition costs of approximately $844,000.

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

The allocation of the purchase price consideration was based on estimates of fair value; such estimates and assumptions were subject to change within the measurement period (up to one year from the acquisition date).  As of June 30, 2015, we finalized the working capital adjustment and other purchase consideration, adjusting goodwill down by $44,000. Such values were updated in the purchase consideration noted in the table above.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance	Life	Income Statement Category
Developed technology	$ 6,990	$ (2,015)	$ 4,975	4	Research and development expense
Customer relationships - software license	1,380	(795)	585	2	Sales and marketing expense
Customer relationships - maintenance license	1,610	(309)	1,301	6	Cost of sales
Trade name	150	(87)	63	2	General and administrative expense
	$ 10,130	$ (3,206)	$ 6,924

Amortization expense related to the above intangible assets for the three months ended September 30, 2015 and 2014 was $695,000 and $425,000, respectively.

Estimated future amortization expense remaining at September 30, 2015 for intangible assets acquired is as follows:

Year Ending June 30,
2016	$2,085
2017	2,090
2018	2,016
2019	438
2020	295
Total future amortization expense	$6,924

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). Exony contributed revenue of $2.7 million and $1.5 million for the three month periods ended September 30, 2015 and 2014, respectively. Net income of $1.2 million and a net loss of $0.7 million was incurred from Exony in the three month periods ended September 30, 2015 and 2014.

Note 9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2015.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “aims”, “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; the result of our failure to comply with the covenants under the Wells Fargo Bank Facility; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the anticipated revenue to us from the Cisco Partnership; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of September 30, 2015, unbilled deferred revenue increased to $26.6 million, from approximately $26.5 million as of June 30, 2015.

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

Adjusted EBITDA was a loss of $0.8 million for the three months ended September 30, 2015. For the three months ended September 30, 2014, adjusted EBITDA was income of $0.9 million.

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
Revenue	$16,476	$20,704
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	20	86
Non-GAAP Revenue	16,496	20,790
Gross Profit	10,004	13,717
Adjusted EBITDA
Net loss	$(3,237)	$(1,636)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	20	86
Depreciation and amortization	549	668
Stock-based compensation expense	513	558
Interest expense, net	333	123
Income tax provision	334	32
Amortization of acquired intangible assets	695	425
Acquisition-related expenses	—	615
Severance and related charges	24	—
Adjusted EBITDA	$(769)	$871

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, deferred tax valuation allowance and accrued liabilities, long-lived assets, stock-based compensation goodwill and intangible assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2015, which we filed with the Securities and Exchange Commission, or SEC, on September 11, 2015.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 11, 2015 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2015.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 6% and 29% for the three months ended September  30, 2015 and 2014, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of September 30, 2015, deferred revenue decreased to $13.1 million, compared to $15.8 million as of June 30, 2015.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
Revenue:
Subscription and support	66%	50%
License	15%	33%
Professional services	19%	17%
Total revenue	100%	100%
Cost of subscription and support	19%	14%
Cost of license	—%	—%
Cost of professional services	20%	20%
Total cost of revenue	39%	34%
Gross profit	61%	66%
Operating expenses:
Research and development	24%	18%
Sales and marketing	40%	41%
General and administrative	14%	14%
Total operating expenses	78%	73%
Loss from operations	(17)%	(7)%

Revenue

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
Subscription and support	$10,842	$10,445	$397	4%
License	2,426	6,728	(4,302)	(64)%
Professional services	3,208	3,531	(323)	(9)%
Total revenue	$16,476	$20,704	$(4,228)	(20)%

Total revenue decreased 20% to $16.5 million in the quarter ended September 30, 2015 from $20.7 million in the comparable year-ago quarter. Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased 4% to $10.8 million in the quarter ended September 30, 2015 from $10.5 million in the comparable year-ago quarter. The increase in subscription and support revenue was primarily due to an increase in maintenance and support from our license business partially offset by a reduction in cloud revenue primarily due to the decreased annual contract value from one customer renewal. License revenue decreased 64% to $2.4 million in the quarter ended September 30, 2015 from $6.7 million in the comparable year-ago quarter.  The decrease in license revenue was primarily due to the shift from perpetual license business towards a cloud delivery model. Professional services revenue decreased 9% to $3.2 million in the quarter ended September 30, 2015 from $3.5 million in the comparable year-ago quarter. The decrease in professional services revenue was primarily due to our strategic decision to reduce our focus on directly providing consulting and implementation services to our customers and shifting these services to our partners. Additionally, our version 14 product release has simplified the deployment process for new and upgrade installations, further reducing the effort previously required by our professional services staff.

Revenue by Geographic Area

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
Domestic	$9,600	$12,229	$(2,629)	(21)%
International	6,876	8,475	(1,599)	(19)%
Total revenue	$16,476	$20,704	$(4,228)	(20)%

Revenue from international sales decreased 19% to $6.9 million in the quarter ended September 30, 2015 from $8.5 million in the comparable year-ago quarter.  The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $26,000 in total revenue in the quarter ended September 30, 2015. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
Subscription and support	$3,079	$2,879	$200	7%
License	7	28	(21)	(75)%
Professional services	3,386	4,080	(694)	(17)%
Total cost of revenue	$6,472	$6,987	$(515)	(7)%
Percentage of total revenue	39%	34%
Gross margin	61%	66%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue decreased 7% to $6.5 million in the quarter ended September 30, 2015 from $7.0 million in the comparable year-ago quarter. Total cost of revenue represented 39% and 34% of total revenue in the quarters ended September 30, 2015 and 2014, respectively. The change was primarily due to decreases of (i) $355,000 in personnel and personnel-related expenses;  (ii) $261,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $21,000 in license related expenses partially offset by increases of (i) $118,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers; and (ii) $26,000 in intangible amortization of customer relationships related to acquired maintenance contracts. Gross margin for the quarter ended September 30, 2015 was 61% compared to 66% in the comparable year-ago quarter.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate cost of subscription and support to increase in fiscal year 2016 and the gross margin to remain relatively constant as we continue to invest in our cloud infrastructure. We anticipate cost of license as a percentage of total license revenue to remain relatively constant while the cost of professional services to decrease and gross margin to increase in future quarters based upon our current business plan.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
Research and development	$3,900	$3,741	$159	4%
Percentage of total revenue	24%	18%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development increased 4% to $3.9 million in the quarter ended September 30, 2015 from $3.7 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $170,000 in intangible amortization of acquired developed software technology; (ii) $68,000 in outside consulting services; and (iii) $21,000 in personnel and personnel-related expenses partially offset by a decrease of $100,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 24% and 18% for the quarters ended September 30, 2015 and 2014, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate research and development expense to decrease as a percentage of total revenue in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
Sales and marketing	$6,668	$8,505	$(1,837)	(22)%
Percentage of total revenue	40%	41%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 22% to $6.7 million in the quarter ended September 30, 2015 from $8.5 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $1.6 million in personnel and personnel-related expenses of which $919,000 relates to sales commissions and (ii) $456,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee partially offset by increases of (i) $92,000 in marketing program expenses; (ii) $67,000 in intangible amortization of customer relationships related to acquired software contracts and (iii) $46,000 in outside consulting services. Total sales and marketing expense as a percentage of total revenue was 40% and 41% for the quarters ended September 30, 2015 and 2014, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate sales and marketing expense to decrease or remain relatively constant as a percentage of total revenue in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
General and administrative	$2,246	$2,942	$(696)	(24)%
Percentage of total revenue	14%	14%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 24% to $2.2 million in the quarter ended September 30, 2015 from $2.9 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $629,000 in personnel and personnel-related expense; (ii)  $113,000 in legal expenses; (iii) $77,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iv) $66,000 in bad debt expense partially offset by increase of $181,000 from outside consulting services, including accounting and audit services. Total general and administrative expense as a percentage of total revenue was 14% for the quarters ended September 30, 2015 and 2014.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. dollar, we anticipate general and administrative expense to decrease as a percentage of total revenue in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended
	September 30,
(in thousands)	2015	2014	Change	%
Loss from operations	$(2,810)	$(1,471)	$(1,339)	91%
Operating margin	(17)%	(7)%

Loss from operations in the quarter ended September 30, 2015 was $2.8 million which included $695,000 of amortization of purchased intangible assets and $513,000 of stock-based compensation expenses, compared to loss from operations of $1.5 million which included $425,000 of amortization of purchased intangible assets $558,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 17% negative operating margin in the quarter ended September 30, 2015, compared to a 7% negative operating margin in the comparable year-ago quarter.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $333,000 and $123,000 in the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense primarily relates to interest paid on bank borrowing repayments and capital leasing agreements.

Other Income (Expense), Net

Other income (expense), net was income of  $240,000 for the three months ended September 30, 2015. Other income primarily consists of exchange rate gains on international trade receivables due to the weakening of the British Pound and Euro against the dollar in which certain sales were denominated. Other income (expense), net was expense of $10,000 for the three ended September 30, 2014 which primarily consisted of an unclaimed property refund offset by exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $334,000 and $32,000 for the three months ended September 30, 2015 and 2014, respectively. The income tax expenses was primarily due to the income tax provision for foreign subsidiaries.

Liquidity and Capital Resources

Overview

As of September 30, 2015 our cash and cash equivalents were $7.3 million and our negative working capital was $758,000 compared to cash and cash equivalents of $8.6 million and negative working capital of $2.0 million as of June 30, 2015.  As of September 30, 2015 our restricted cash was $16,000 compared to restricted cash of $676,000 as of June 30, 2015. The decrease in restricted cash was primarily attributed to the payment of Exony Limited’s (“Exony”) management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

As of September 30, 2015, our deferred revenue was $13.1 million compared to $15.8 million on June 30, 2015.  Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $26.6 million as of September 30, 2015, up from $26.5 million as of June 30, 2015.

On November 21, 2014, we entered into a new $20 million credit facility with Wells Fargo Bank to be used for working capital and support our strategic growth plans. The new facility, which includes a $10 million, five-year term loan and a $10 million revolver, replaces our prior credit facility with Comerica Bank.  For the term loan, we must make quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date of November 21, 2019, at which time remaining amounts are immediately due and payable.

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

Cash Flows

Net cash used in operating activities was $5.6 million for the three months ended September 30, 2015 compared to cash used in operating activities of $6.0 million in the comparable year-ago period. The decrease in cash used was primarily due to adjustments to reconcile net loss to cash used in operating activities, specifically the decreases in accounts receivable due to the timing of prepayments received for cloud customer renewals and accrued compensation related to the settlement of remaining Exony management incentive bonuses offset by a net loss of $3.2 million for the three months ended September 30, 2015 compared to a net loss of $1.6 million in the comparable year-ago period.

Net cash provided by investing activities was $578,000 during the three months ended September 30, 2015 compared to cash used in investing activities of $4.0 million during the comparable year-ago period. The net provided by investing activities during the three months ended September 30, 2015 primarily related to a decrease in restricted cash of $647,000 related to escrow funds reserved for the payment of Exony management incentive bonuses offset by $69,000 of equipment and software purchases. Net cash used in investing activities for the three months ended September 30, 2014 primarily related to $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired,   an increase in restricted cash of $2.0 million related to escrow funds reserved for the payment of Exony management incentive bonuses and $71,000 of equipment and software purchases.

Net cash provided by financing activities was $3.5 million during the three months ended September 30, 2015 compared to cash provided by financing activities of $6.5 million during the comparable year-ago period. Net cash provided by financing activities for the three months ended September 30, 2015 primarily related to $4.0 million in borrowings from our bank facilities used to support our strategic growth plans partially offset by the repayment of $256,000 principal payments on capital lease obligations and $188,000 of existing bank borrowings. Net cash provided by financing activities for the three months ended September 30, 2014 primarily related to  $7.0 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony and $34,000 from the exercise of stock options offset by the repayment of $250,000 of existing bank borrowings and $233,000 principal payments on capital lease obligations.

Commitments

There was no significant change to our contractual obligations since June 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015 we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There was no significant change since June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2015 totaled approximately $14.0 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $7.3 million as of September 30, 2015, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, if we fail to comply with the covenants or payment obligations specified in the Loans, we may trigger an event of default and Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Loans, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the Loans collateral, which consists of substantially all our assets. If the debt under the Loans were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of September 30, 2015 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 42% and 41% of our revenue from international sales for the quarters ended September 30, 2015 and 2014, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2015, approximately 41% of our workforce was employed in India. Of these employees, 41% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We do maintain a business continuity plan for our customers in the event of an outage. We maintain other co-locations for the purposes of disaster recovery as well as maintaining back up’s of our customer’s information. We provide premium disaster recovery and standard disaster recovery to our customers.  If a customer opts not to pay for premium disaster recovery, we will only assure that their data is available within 72 hours. This delay could cause severe disruptions to our customers’s customers and may result in customer termination of our solutions.  Our premium disaster recovery service provides for an alternative data center and a return to operations within one business day.

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

Our Service Level Agreements (“SLAs”) includes indemnification provisions and provides for service credits for system unavailability, and loss, damage or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

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

The U.S.-EU Safe Harbor Framework for the transfer of personally identifiable information, or PII, that we have relied upon has been overturned and the current legal framework’s uncertainty could expose us to risks of noncompliance and costs associated with compliance.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

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

There were no repurchased shares of stock in the quarter ended September 30, 2015.

Item 5. Other Information

On November 2, 2015, the Board of Directors of eGain (the “Board”) approved variable payouts for certain of its executive officers in accordance with the Company’s executive compensation strategy. The variable payouts (at 75% of target for the fiscal year ended June 30, 2015), were as follows:

•	For Eric Smit, the Company’s Chief Financial Officer, a variable payout for fiscal 2015 of $26,250 was approved.
•	For Promod Narang, the Company’s Senior Vice President of Products, a variable payout for fiscal 2015 of $37,500 was approved.

On November 2, 2015, the Board approved a form of change of control and severance agreement and authorized the Company to enter into that standard form agreement with several of the Company’s employees and executive officers, including named executive officers Eric Smit, Promod Narang and Joseph Brown, but not including, at this time, Ashutosh Roy, the Company’s Chief Executive Officer.

The form of change of control and severance agreement has an initial term of one year, which term automatically renews for additional one-year periods unless either party provides written notice of non-renewal at least 60 days prior to the date of automatic renewal and which term extends for one year from a “change of control,” as defined in the agreement. Pursuant to the agreement, if the individual is terminated by us without “cause” (as defined in the agreement), or terminates his or her employment for “good reason” (as defined in the agreement), each during a period not within two months prior to and ending 12 months following a change of control, or the “change of control period” (as defined in the agreement), he or she is entitled to 6 months of salary continuation from the termination date plus 50% of the individual’s target bonus in the year of termination and 6 months of accelerated vesting of any outstanding equity awards.

The receipt of the above-described benefits are subject to the individual executing a release of certain claims against us. Further, in either of the above situations the individual will also be reimbursed (or receive payments in lieu of such reimbursements) if he or she elects and pays to continue health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, for any premiums paid for continued health benefits for the individual and his or her eligible dependents until the earlier of (i) 6 months following the termination date or (ii) the date upon which the executive and his or her eligible dependents become covered under similar plans.

The form of change of control and severance agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2, and the preceding description is qualified in its entirety by reference to the exhibit.

Item 6. Exhibits

Exhibits No.	Description of Exhibits
10.1

Amendment One to Credit Agreement dated as of September 2, 2015 between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2015.

10.2#	Form of Executive Change in Control Severance Agreement

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Indicates management contract or compensatory plan or arrangement

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

Dated: November 6, 2015	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description of Exhibits
10.1

Amendment One to Credit Agreement dated as of September 2, 2015 between the Registrant and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2015.

10.2#	Form of Executive Change in Control Severance Agreement

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2(1)	Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Indicates management contract or compensatory plan or arrangement

(1)

The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.