Form 10-Q
period 2015-12-31
EGAIN Corp
filed 2016-02-05
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2015
Common Stock $0.001 par value	27,068,858

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2015

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	December 31,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,792	$8,633
Restricted cash	17	676
Accounts receivable, less allowance for doubtful accounts of $936 and $768 as of December 31, 2015 and June 30, 2015, respectively	10,830	13,118
Deferred commissions	514	633
Prepaid and other current assets	1,445	1,625
Total current assets	22,598	24,685
Property and equipment, net	2,542	3,136
Deferred commissions, net of current portion	342	297
Intangible assets, net	6,229	7,620
Goodwill	13,186	13,186
Other assets	783	807
Total assets	$45,680	$49,731

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,170	$1,779
Accrued compensation	4,993	6,910
Accrued liabilities	3,089	2,664
Deferred revenue	11,510	14,395
Capital lease obligations	323	471
Bank borrowings	807	505
Total current liabilities	22,892	26,724
Deferred revenue, net of current portion	1,198	1,417
Capital lease obligations, net of current portion	227	295
Bank borrowings, net of current portion	22,348	18,259
Other long term liabilities	1,881	1,937
Total liabilities	48,546	48,632
Commitments and contingencies (Note 5)
Stockholders' (deficit) equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,049 shares as of December 31, 2015 and 27,022 as of June 30, 2015	27	27
Additional paid-in capital	342,145	341,329
Notes receivable from stockholders	(78)	(78)
Accumulated other comprehensive loss	(1,335)	(1,170)
Accumulated deficit	(343,625)	(339,009)
Total stockholders' (deficit) equity	(2,866)	1,099
Total liabilities and stockholders' (deficit) equity	$45,680	$49,731

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:
Subscription and support	$10,783	$10,956	$21,625	$21,401
License	5,064	3,583	7,490	10,311
Professional services	3,139	4,364	6,347	7,895
Total revenue	18,986	18,903	35,462	39,607
Cost of subscription and support	3,116	3,264	6,195	6,143
Cost of license	9	26	16	54
Cost of professional services	2,851	4,951	6,237	9,031
Total cost of revenue	5,976	8,241	12,448	15,228
Gross profit	13,010	10,662	23,014	24,379
Operating expenses:
Research and development	4,016	4,160	7,916	7,901
Sales and marketing	7,617	9,599	14,285	18,104
General and administrative	1,893	2,573	4,139	5,515
Total operating expenses	13,526	16,332	26,340	31,520
Loss from operations	(516)	(5,670)	(3,326)	(7,141)
Interest expense, net	(676)	(145)	(1,009)	(268)
Other income (expense), net	(74)	163	166	153
Loss before income tax benefit (provision)	(1,266)	(5,652)	(4,169)	(7,256)
Income tax benefit (provision)	(113)	191	(447)	159
Net loss	$(1,379)	$(5,461)	$(4,616)	$(7,097)
Per share information:
Basic and diluted net loss per common share	$(0.05)	$(0.20)	$(0.17)	$(0.27)
Weighted average shares used in computing basic and diluted net loss per common share	27,036	26,657	27,029	26,422

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss	$(1,379)	$(5,461)	$(4,616)	$(7,097)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(66)	(192)	(165)	(186)
Comprehensive loss	$(1,445)	$(5,653)	$(4,781)	$(7,283)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,616)	$(7,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,092	1,291
Amortization of acquired intangibles	1,390	1,120
Amortization of deferred commissions	359	638
Amortization of deferred financing costs	104	10
Stock-based compensation	742	1,308
Provisions for doubtful accounts	169	—
Changes in operating assets and liabilities:
Accounts receivable	1,540	1,014
Deferred commissions	(353)	(191)
Prepaid expenses and other current assets	132	(303)
Accounts payable	344	(316)
Accrued compensation	(1,758)	(1,196)
Accrued liabilities	533	(792)
Deferred revenue	(2,838)	(3,146)
Other long term liabilities	(16)	(214)
Net cash used in operating activities	(3,176)	(7,874)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(1,905)
Purchases of property and equipment	(342)	(428)
Decrease (increase) in restricted cash	639	(1,196)
Net cash provided by (used in) investing activities	297	(3,529)
Cash flows from financing activities:
Payments on bank borrowings	(4,443)	(11,950)
Payments on capital lease obligations	(332)	(296)
Proceeds from bank borrowings	9,000	23,950
Payments made for deferred financing costs	(270)	(538)
Proceeds from exercise of stock options	74	103
Net cash provided by financing activities	4,029	11,269
Effect of change in exchange rates on cash and cash equivalents	9	(355)
Net increase (decrease) in cash and cash equivalents	1,159	(489)
Cash and cash equivalents at beginning of period	8,633	8,785
Cash and cash equivalents at end of period	$9,792	$8,296

Supplemental cash flow disclosures:
Cash paid for interest	$848	$282
Cash paid for taxes	$145	$227
Non-cash items:
Purchases of equipment through trade accounts payable	$98	$42
Property and equipment acquired under a capital lease	$132	$136
Issuance of common stock in connection with business acquisition	$—	$7,719

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

Basis of Presentation

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

Information relating to our geographic areas for the three and six months ended December 31, 2015 and 2014 is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Total Revenue:
North America	$8,904	$8,395	$18,504	$20,624
EMEA	9,517	10,081	15,706	18,250
Asia Pacific	565	427	1,252	733
	$18,986	$18,903	$35,462	$39,607
Operating Income (Loss):
North America	$(1,914)	$(3,397)	$(3,116)	$(2,476)
EMEA	2,124	(1,211)	1,292	(2,303)
Asia Pacific*	(726)	(1,062)	(1,502)	(2,362)
	$(516)	$(5,670)	$(3,326)	$(7,141)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,	June 30,
	2015	2015
Long-Lived Assets:
North America	$1,277	$1,615
EMEA	1,019	1,142
Asia Pacific	246	379
	$2,542	$3,136

For the three months ended December 31, 2015, two customers accounted for 18% and 10% of total revenue. For the three months ended December 31, 2014, two customers accounted for 15% and 10% of total revenue.

For the six months ended December 31, 2015, one customer accounted for 17% of total revenue. For the six months ended December 31, 2014, three customers accounted for 13%,  11% and 10% of total revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 20% and 10% for the three months ended December 31, 2015 and 2014, respectively. License sales to resellers as a percentage of total revenue were approximately 14% and 20% for the six months ended December 31, 2015 and 2014, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of December 31, 2015 were $819,000 and $167,000, respectively, and are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Deferred financing costs and accumulated amortization with Wells Fargo Bank as of June 30, 2015 were $550,000 and $64,000, respectively. Amortization of deferred financing costs recorded as interest expense was $94,000 and $104,000 for three and six months ended December 31, 2015, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Stock-Based Compensation:
Cost of revenue	$66	$174	$160	$303
Research and development	123	217	270	410
Sales and marketing	(62)	195	70	319
General and administrative	102	164	242	276
Total stock-based compensation expense:	$229	$750	$742	$1,308

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended December 31, 2015 and 2014, we granted options to purchase 110,600 and 47,100 shares of common stock with a weighted-average fair value of $2.08 and $3.01, per share, respectively. During the six months ended December 31, 2015 and 2014, options to purchase 260,750 and 720,400 shares of common stock were granted with a weighted-average fair value of $2.12 and $3.77 per share, respectively, using the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Expected volatility	58%	80%	62%	80%
Average risk-free interest rate	1.59%	1.60%	1.57%	1.69%
Expected life (in years)	5.05	4.50	5.00	4.50

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2015 was $1.6 million, which is expected to be recognized over the weighted-average period of 1.46 years. There were 26,264 and 27,264 options exercised during the three and six months ended December 31, 2015, respectively. During the three and six months ended December 31, 2014, there were 25,097 and 38,537 options exercised, respectively.

New Accounting Pronouncements

In November 2015, the Financial Accounting and Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (our fiscal 2018). Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update, or ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period-Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss applicable to common stockholders	$(1,379)	$(5,461)	$(4,616)	$(7,097)
Basic net loss per common stock	$(0.05)	$(0.20)	$(0.17)	$(0.27)
Weighted-average common shares used in computing basic net loss per common share	27,036	26,657	27,029	26,422
Effect of dilutive options	—	—	—	—
Weighted-average common shares used in computing diluted net loss per common share	27,036	26,657	27,029	26,422
Diluted net loss per common stock	$(0.05)	$(0.20)	$(0.17)	$(0.27)

Weighted-average shares of stock options to purchase 2,748,011 and 2,712,869 shares of common stock for the three and six months ended December 31, 2015, respectively, and 2,910,740 and 2,667,888 shares of common stock for the three and six months ended December 31, 2014, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of December  31, 2015, we are in compliance with these financial covenant terms, except the $10.0 million minimum liquidity for which we received a waiver from Wells Fargo Bank. We met the minimum liquidity requirement on a consolidated basis; however, as the covenant calculation requires funds to be held in U.S. bank accounts, which was less than $10.0 million, we obtained a waiver from Wells Fargo for this non-compliance.

As of December 31, 2015 and June 30, 2015, balances on the Term Loan and Revolving Loans were (unaudited, in thousands):

	December 31,	June 30,
	2015	2015
Bank Borrowings:
Term Loan	$9,375	$9,750
Revolving Loan	14,432	9,500
Subtotal of bank borrowings	23,807	19,250
Less amounts representing deferred financing costs	(652)	(486)
Total bank borrowings	$23,155	$18,764

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2015 and in the six months ended December 31, 2015.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2015 and June 30, 2015. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

As of December 31, 2015 and June 30, 2015, we did not have any material Level 1,  2, or 3 assets or liabilities.

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

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the six months ended December 31, 2015 and 2014, there were no shares repurchased.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance	Life	Income Statement Category
Developed technology	$ 6,990	$ (2,452)	$ 4,538	4	Research and development expense
Customer relationships - software license	1,380	(967)	413	2	Sales and marketing expense
Customer relationships - maintenance license	1,610	(376)	1,234	6	Cost of sales
Trade name	150	(106)	44	2	General and administrative expense
	$ 10,130	$ (3,901)	$ 6,229

Amortization expense related to the above intangible assets for the three and six months ended December 31, 2015 and 2014 was $695,000 and $1.4 million, respectively.  Amortization expense for the three and six months ended December 31, 2014 was $695,000 and $1.1 million, respectively.

Estimated future amortization expense remaining at December 31, 2015 for intangible assets acquired is as follows:

Year Ending June 30,
2016	$1,390
2017	2,090
2018	2,016
2019	438
2020	295
Total future amortization expense	$6,229

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). Exony contributed revenue of $2.9 million and $5.6 million for the three and six month periods ended December 31, 2015, respectively. Net income of $1.2 million and $2.4 million was derived from Exony in the three and six month periods ended December 31, 2015, respectively.  Exony contributed revenues of $2.3 million and $3.8 million for the three and six month periods ended December 31, 2014, respectively. Net loss of $1.2 million and net loss of $1.9 million was incurred from Exony in the three and six month periods ended December 31, 2014, respectively.

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

Overview

eGain’s customer engagement solutions power digital transformation for leading brands. Guided by knowledge and analytics, our top-rated cloud applications for social, mobile, web, and contact centers help clients deliver connected customer journeys in a multichannel world.

We have operations in the United States, United Kingdom, Netherlands, Ireland, Germany, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of December 31, 2015, unbilled deferred revenue increased to $28.3 million, from approximately $26.5 million as of June 30, 2015.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue	$18,986	$18,903	$35,462	$39,607
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	19	162	39	248
Non-GAAP Revenue	19,005	19,065	35,501	39,855
Gross Profit	13,010	10,662	23,014	24,379

Adjusted EBITDA
Net loss	$(1,379)	$(5,461)	$(4,616)	$(7,097)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	19	162	39	248
Depreciation and amortization	543	623	1,092	1,291
Stock-based compensation expense	229	750	742	1,308
Interest expense, net	676	145	1,009	268
Income tax benefit (provision)	113	(191)	447	(159)
Amortization of acquired intangible assets	695	695	1,390	1,120
Acquisition-related expenses	—	229	—	844
Severance and related charges	147	644	171	704
Adjusted EBITDA	$1,043	$(2,404)	$274	$(1,473)

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 11, 2015 and determined that there were no significant changes to our critical accounting policies in the six months ended December 31, 2015.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 20% and 10% for the three months ended December  31, 2015 and 2014, respectively. License sales to resellers as a percentage of total revenue were approximately 14% and 20% for the six months ended December  31, 2015 and 2014, respectively Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of December 31, 2015, deferred revenue decreased to $12.7 million, compared to $15.8 million as of June 30, 2015.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:
Subscription and support	57%	58%	61%	54%
License	27%	19%	21%	26%
Professional services	16%	23%	18%	20%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	16%	18%	17%	15%
Cost of license	—%	—%	—%	—%
Cost of professional services	15%	26%	18%	23%
Total cost of revenue	31%	44%	35%	38%
Gross profit	69%	56%	65%	62%
Operating expenses:
Research and development	22%	22%	22%	20%
Sales and marketing	40%	51%	40%	46%
General and administrative	10%	14%	12%	14%
Total operating expenses	72%	87%	74%	80%
Loss from operations	(3)%	(31)%	(9)%	(18)%

Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Subscription and support	$10,783	$10,956	$(173)	(2)%	$21,625	$21,401	$224	1%
License	5,064	3,583	1,481	41%	7,490	10,311	(2,821)	(27)%
Professional services	3,139	4,364	(1,225)	(28)%	6,347	7,895	(1,548)	(20)%
Total revenue	$18,986	$18,903	$83	0%	$35,462	$39,607	$(4,145)	(10)%

Total revenue remained relatively flat at $19.0 million in the quarter ended December 31, 2015 from the comparable year-ago quarter. Total revenue for the six months ended December 31, 2015 decreased 10% to $35.5 million, compared to $39.6 million in the same period last year.

Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue decreased 2% to $10.8 million in the quarter ended December 31, 2015 from $11.0 million in the comparable year-ago quarter. Subscription and support revenue increased 1% to $21.6 million for the six months ended December 31, 2015, compared to $21.4 million in the same period last year.

License revenue increased 41% to $5.1 million in the quarter ended December 31, 2015 from $3.6 million in the comparable year-ago quarter.  The increase in license revenue was primarily due to two significant license agreements with existing customers through our partner channel.  License revenue decreased 27% to $7.5 million for the six months ended December 31, 2015, compared to $10.3 million in the same period last year.  The decrease in license revenue was primarily due to the shift from perpetual license business towards a cloud delivery model.

Professional services revenue decreased 28% to $3.1 million in the quarter ended December 31, 2015 from $4.4 million in the comparable year-ago quarter. Professional services revenue decreased 20% to $6.3 million for the six months ended December 31, 2015, compared to $7.9 million in the same period last year. The decrease in professional services revenue was primarily due to our strategic decision to reduce our focus on directly providing consulting and implementation services to our customers and shifting these services to our partners. Additionally, our version 14 product release has simplified the deployment process for new and upgrade installations, further reducing the effort previously required by our professional services staff.

Revenue by Geographic Area

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Domestic	$8,904	$8,395	$509	6%	$18,504	$20,624	$(2,120)	(10)%
International	10,082	10,508	(426)	(4)%	16,958	18,983	(2,025)	(11)%
Total revenue	$18,986	$18,903	$83	0%	$35,462	$39,607	$(4,145)	(10)%

Revenue from international sales decreased 4% to $10.1 million in the quarter ended December 31, 2015 from $10.5 million in the comparable year-ago quarter. Revenue from international sales decreased 11% to $17.0 million for the six months ended December 31, 2015, compared to $19.0 million in the same period last year. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $445,000 and $1.0 million in total revenue in the three and six months ended December 31, 2015, respectively. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Subscription and support	$3,116	$3,264	$(148)	(5)%	$6,195	$6,143	$52	1%
License	9	26	(17)	(65)%	16	54	(38)	(70)%
Professional services	2,851	4,951	(2,100)	(42)%	6,237	9,031	(2,794)	(31)%
Total cost of revenue	$5,976	$8,241	$(2,265)	(27)%	$12,448	$15,228	$(2,780)	(18)%
Percentage of total revenue	31%	44%			35%	38%
Gross margin	69%	56%			65%	62%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue decreased 27% to $6.0 million in the quarter ended December 31, 2015 from $8.2 million in the comparable year-ago quarter. Total cost of revenue represented 31% and 44% of total revenue in the quarters ended December 31, 2015 and 2014, respectively. The change was primarily due to decreases of (i) $1.8 million in personnel and personnel-related expenses associated to the reduction in headcount from our consulting and education services groups as the business shifts these services over to our partners; (ii) $239,000 in outside consulting; and (iii) $162,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Gross margin for the quarter ended December 31, 2015 was 69% compared to 56% in the comparable year-ago quarter.

Total cost of revenue for the six months ended December 31, 2015 decreased 18% to $12.5 million, compared to $15.2 million in the same period last year. Total cost of revenue represented 35% and 38% of total revenue in the six month periods ended December 31, 2015 and 2014, respectively. The change was primarily due to decreases of (i) $2.2 million in personnel and personnel-related expenses associated to the reduction in headcount from our consulting and education services groups as the business shifts these services over to our partners; (ii) $424,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $231,000 in outside consulting; partially offset by an increase of $82,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers. Gross margin for the six month ended December 31, 2015 was 65% compared to 62% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollars and changes in severance and related charges, we anticipate cost of subscription and support to increase in fiscal year 2016 and the gross margin to remain relatively constant as we continue to invest in our cloud infrastructure. We anticipate cost of license as a percentage of total license revenue to remain relatively constant while the cost of professional services to decrease and gross margin to increase in future quarters based upon our current business plan.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Research and development	$4,016	$4,160	$(144)	(3)%	$7,916	$7,901	$15	0%
Percentage of total revenue	22%	22%			22%	20%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development decreased 3% to $4.0 million in the quarter ended December 31, 2015 from $4.2 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $184,000 in personnel and personnel-related expenses; and (ii) $75,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by an increase of $116,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 22% for the quarters ended December 31, 2015 and 2014.

Total costs for research and development for the six months ended December 31, 2015 and 2014 were $7.9 million in both periods. Although there were decreases including (i) $178,000 in personnel and personnel-related expenses; and (ii) $170,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; there were offsetting increases including (i) $194,000 in outside consulting services; and (ii) $170,000 in intangible amortization of acquired developed software technology. Total research and development revenue as a percentage of total revenue for the six months ended December 31, 2015 was 22% compared to 20% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate research and development expense to decrease as a percentage of total revenue in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Sales and marketing	$7,617	$9,599	$(1,982)	(21)%	$14,285	$18,104	$(3,819)	(21)%
Percentage of total revenue	40%	51%			40%	46%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 21% to $7.6 million in the quarter ended December 31, 2015 from $9.6 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $828,000 in personnel and personnel-related expenses of which $1.3 million relates to a decrease in salary expense offset by a $734,000 increase in sales commissions; (ii) $771,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $334,000 in marketing program expenses. Total sales and marketing expense as a percentage of total revenue was 40% and 51% for the quarters ended December 31, 2015 and 2014, respectively.

Total sales and marketing expense for the six months ended December 31, 2015 decreased 21% to $14.3 million, compared to $18.1 million in the same period last year. The change was primarily due to decreases of (i) $2.4 million in personnel and personnel-related expenses of which $1.8 million relates to a decrease in salary expense and $210,000 relates to a decrease in sales commissions; (ii) $1.2 million from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $241,000 in marketing programs and public relations services. Total sales and marketing expense as a percentage of total revenue for the six months ended December 31, 2015 was 40% compared to 46% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate sales and marketing expense to decrease or remain relatively constant as a percentage of total revenue in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
General and administrative	$1,893	$2,573	$(680)	(26)%	$4,139	$5,515	$(1,376)	(25)%
Percentage of total revenue	10%	14%			12%	14%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 26% to $1.9 million in the quarter ended December 31, 2015 from $2.6 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $763,000 in personnel and personnel-related expense; (ii)  $262,000 from outside consulting services, including accounting and audit services; partially offset by an increase of $334,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 10% and 14% for the quarters ended December 31, 2015 and 2014, respectively.

Total general and administrative expense for the six months ended December 31, 2015 decreased 25% to $4.1 million, compared to $5.5 million in the same period last year. The change was primarily due to decreases of (i) $933,000 million in one-time acquisition transaction costs; (ii) $482,000 in personnel and personnel-related expense; (iii) $117,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iv) $75,000 from outside consulting services, including accounting and audit services; and (v) $50,000 in legal expenses; partially offset by an increase of $273,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue for the six month ended December 31, 2015 was 12% compared to 14% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate general and administrative expense to decrease as a percentage of total revenue in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2015	2014	Change	%	2015	2014	Change	%
Loss from operations	$(516)	$(5,670)	$5,154	91%	$(3,326)	$(7,141)	$3,815	53%
Operating margin	(3)%	(31)%			(9)%	(18)%

Loss from operations in the quarter ended December 31, 2015 was $516,000 which included $695,000 of amortization of purchased intangible assets and $229,000 of stock-based compensation expenses, compared to loss from operations of $5.7 million which included $695,000 of amortization of purchased intangible assets and $750,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 3% negative operating margin in the quarter ended December 31, 2015, compared to a 31% negative operating margin in the comparable year-ago quarter.

Loss from operations for the six months ended December 31, 2015 was $3.3 million which included $1.4 million of amortization of purchased intangible assets and $742,000 of stock-based compensation expenses, compared to loss from operations of $7.1 million in the same period last year which included $1.3 million of stock-based compensation expenses and $1.1 million of amortization of purchased intangible in the same period last year. We recorded a 9% negative operating margin for the six month ended December 31, 2015, compared to an 18% negative operating margin in the same period last year.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $676,000 and $1.0 million in the three and six months ended December 31, 2015, respectively, compared to interest expense, net of $145,000 and $268,000 in the three and six months ended December 31, 2014, respectively. The increase in interest expense primarily relates to interest paid on bank borrowing repayments and capital leasing agreements.

Other Income (Expense), Net

Other income (expense), net was expense of  $74,000 and income of $166,000 for the three and six months ended December 31, 2015, respectively, compared to other income of $163,000 and $153,000 for the three and six months ended December 31, 2014, respectively. Other income primarily consists of an unclaimed property refund. Other expense primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $113,000 and $447,000 for the three and six months ended December 31, 2015, respectively, compared to an income tax benefit of $191,000 and $159,000 for the three and six months ended December 31, 2014, respectively. The income tax expenses primarily relate to foreign and state income tax expense. The tax benefit primarily relates to the reversal of the intangible amortization generated and benefited by Exony Limited (“Exony”) which was acquired in the previous fiscal year.

Liquidity and Capital Resources

Overview

As of December 31, 2015 our cash and cash equivalents were $9.8 million and our negative working capital was $294,000 compared to cash and cash equivalents of $8.6 million and negative working capital of $2.0 million as of June 30, 2015.  As of December 31, 2015 our restricted cash was $17,000 compared to restricted cash of $676,000 as of June 30, 2015. The decrease in restricted cash was primarily attributed to the payment of Exony’s management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

As of December 31, 2015, our deferred revenue was $12.7 million compared to $15.8 million on June 30, 2015.  Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $28.3 million as of December 31, 2015, up from $26.5 million as of June 30, 2015.

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

Cash Flows

Net cash used in operating activities was $3.2 million for the six months ended December 31, 2015 compared to cash used in operating activities of $7.9 million in the comparable year-ago period. The decrease in cash used was primarily due to a net loss of $4.6 million for the six months ended December 31, 2015 compared to a net loss of $7.1 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts specifically decreases in accrued compensation related to the settlement of Exony working capital and management incentive commitments, deferred revenue and accounts receivable due to the timing of prepayments received for cloud customer renewals.

Net cash provided by investing activities was $297,000 during the six months ended December 31, 2015 compared to cash used in investing activities of $3.5 million during the comparable year-ago period. The net provided by investing activities during the six months ended December 31, 2015 primarily related to a decrease in restricted cash of $639,000 related to escrow funds reserved for the payment of Exony’s management incentive bonuses partially offset by $342,000 of equipment and software purchases.   Net cash used in investing activities was $3.5 million during the six months ended December 31, 2014. The net cash used in investing activities for the six months ended December 31, 2014 related to $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired, an increase in restricted cash of $1.2 million related to escrow funds reserved for the payment of Exony management incentive bonuses and $428,000 of equipment and software purchases.

Net cash provided by financing activities was $4.0 million during the six months ended December 31, 2015 compared to cash provided by financing activities of $11.3 million during the comparable year-ago period. Net cash provided by financing activities for the six months ended December 31, 2015 primarily related to $9.0 million in borrowings from our bank facilities used to support our strategic growth plans partially offset by the repayment of $4.4 million of bank borrowings, $332,000 in principal payments on capital lease obligations and $270,000 of payments made for deferred financing costs.  Net cash provided by financing activities was $11.3 million during the six months ended December 31, 2014. Net cash provided by financing activities for the six months ended December 31, 2014 primarily related to $24.0 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans partially offset by the repayment of $12.0 million of existing bank borrowings, $538,000 payments made for debt issue costs, and $296,000 principal payments on capital lease obligations.

Commitments

There was no significant change to our contractual obligations since June 30, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015 we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There was no significant change since June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2015 totaled approximately $11.8 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $9.8 million as of December 31, 2015, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of December 31, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•

significant attrition as customers decide for their own economic or other reasons to not renew their cloud contracts when they are up for renewal could negatively impact the efficiency of our data centers and lead to the costs being spread over fewer customers negatively impacting gross margin; and

•	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of December 31, 2015 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 53% and 56% of our revenue from international sales for the quarters ended December 31, 2015 and 2014, respectively. For each of the six month periods ended December 31, 2015 and 2014, we derived 48% of our revenue from international sales. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2015, approximately 43% of our workforce was employed in India. Of these employees, 40% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

There were no repurchased shares of stock in the quarter ended December 31, 2015.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: February 5, 2016	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

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