Form 10-Q
period 2016-03-31
EGAIN Corp
filed 2016-05-06
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock $0.001 par value	27,090,861

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	March 31,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,541	$8,633
Restricted cash	13	676
Accounts receivable, less allowance for doubtful accounts of $770 and $768 as of March 31, 2016 and June 30, 2015, respectively	6,639	13,118
Deferred commissions	550	633
Prepaid and other current assets	2,010	1,625
Total current assets	16,753	24,685
Property and equipment, net	2,142	3,136
Deferred commissions, net of current portion	319	297
Intangible assets, net	5,534	7,620
Goodwill	13,186	13,186
Other assets	834	807
Total assets	$38,768	$49,731

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,110	$1,779
Accrued compensation	4,515	6,910
Accrued liabilities	2,308	2,664
Deferred revenue	9,948	14,395
Capital lease obligations	351	471
Bank borrowings	826	505
Total current liabilities	20,058	26,724
Deferred revenue, net of current portion	4,568	1,417
Capital lease obligations, net of current portion	196	295
Bank borrowings, net of current portion	17,595	18,259
Other long term liabilities	1,914	1,937
Total liabilities	44,331	48,632
Commitments and contingencies (Note 5)
Stockholders' (deficit) equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,091 shares as of March 31, 2016 and 27,022 as of June 30, 2015	27	27
Additional paid-in capital	342,468	341,329
Notes receivable from stockholders	(81)	(78)
Accumulated other comprehensive loss	(1,352)	(1,170)
Accumulated deficit	(346,625)	(339,009)
Total stockholders' (deficit) equity	(5,563)	1,099
Total liabilities and stockholders' (deficit) equity	$38,768	$49,731

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue:
Subscription and support	$10,330	$10,840	$31,955	$32,241
License	3,169	5,230	10,659	15,541
Professional services	2,792	3,162	9,139	11,057
Total revenue	16,291	19,232	51,753	58,839
Cost of subscription and support	3,141	3,021	9,335	9,164
Cost of license	8	4	24	58
Cost of professional services	2,572	4,525	8,809	13,556
Total cost of revenue	5,721	7,550	18,168	22,778
Gross profit	10,570	11,682	33,585	36,061
Operating expenses:
Research and development	4,208	4,142	12,124	12,043
Sales and marketing	7,126	7,883	21,412	25,987
General and administrative	1,892	1,812	6,031	7,327
Total operating expenses	13,226	13,837	39,567	45,357
Loss from operations	(2,656)	(2,155)	(5,982)	(9,296)
Interest expense, net	(512)	(310)	(1,521)	(578)
Other income, net	345	15	512	168
Loss before income tax benefit (provision)	(2,823)	(2,450)	(6,991)	(9,706)
Income tax benefit (provision)	(178)	51	(625)	210
Net loss	$(3,001)	$(2,399)	$(7,616)	$(9,496)
Per share information:
Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.28)	$(0.36)
Weighted average shares used in computing basic and diluted net loss per common share	27,070	26,709	27,043	26,516

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(3,001)	$(2,399)	$(7,616)	$(9,496)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(16)	43	(182)	(143)
Comprehensive loss	$(3,017)	$(2,356)	$(7,798)	$(9,639)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,616)	$(9,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,598	1,898
Amortization of acquired intangibles	2,086	1,815
Amortization of deferred commissions	566	808
Amortization of deferred financing costs	186	41
Stock-based compensation	988	1,830
Provisions for doubtful accounts	343	236
Changes in operating assets and liabilities:
Accounts receivable	5,461	(928)
Deferred commissions	(590)	(372)
Prepaid expenses and other current assets	(510)	(455)
Accounts payable	356	(896)
Accrued compensation	(2,213)	(581)
Accrued liabilities	(248)	(910)
Deferred revenue	(766)	337
Other long term liabilities	33	(207)
Net cash used in operating activities	(326)	(6,880)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(1,905)
Purchases of property and equipment	(440)	(512)
Decrease (increase) in restricted cash	634	(980)
Net cash provided by (used in) investing activities	194	(3,397)
Cash flows from financing activities:
Payments on bank borrowings	(9,260)	(12,076)
Payments on capital lease obligations	(416)	(359)
Proceeds from bank borrowings	9,000	23,950
Payments made for deferred financing costs	(270)	(550)
Proceeds from exercise of stock options	151	205
Net cash (used in) provided by financing activities	(795)	11,170
Effect of change in exchange rates on cash and cash equivalents	(165)	(488)
Net (decrease) increase in cash and cash equivalents	(1,092)	405
Cash and cash equivalents at beginning of period	8,633	8,785
Cash and cash equivalents at end of period	$7,541	$9,190

Supplemental cash flow disclosures:
Cash paid for interest	$1,315	$298
Cash paid for taxes	$207	$304
Non-cash items:
Purchases of equipment through trade accounts payable	$39	$59
Property and equipment acquired under a capital lease	$217	$185
Issuance of common stock in connection with business acquisition	$—	$7,719

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we”, or “us”) is a leading provider of cloud-based customer engagement software solutions. For over a decade, we have helped businesses that sell to consumers, or B2C enterprises, improve customer experience, grow sales, and reduce cost across the web, social, phone and store channels – using our best-in-class knowledge management, digital engagement and contact center analytics capabilities. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Netherlands, Germany, France, South Africa, and India.

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

Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-

makers, under Accounting Standards Codification, or ASC, 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment and all required financial segment information can be found in the condensed consolidated financial statements.

Information relating to our geographic areas for the three and nine months ended March 31, 2016 and 2015 is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Total Revenue:
North America	$6,633	$9,171	$25,136	$29,795
EMEA	8,968	9,620	24,674	27,870
Asia Pacific	690	441	1,943	1,174
	$16,291	$19,232	$51,753	$58,839
Operating Income (Loss):
North America	$(4,049)	$(1,215)	$(7,165)	$(3,691)
EMEA	1,947	32	3,239	(2,271)
Asia Pacific*	(554)	(972)	(2,056)	(3,334)
	$(2,656)	$(2,155)	$(5,982)	$(9,296)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31,	June 30,
	2016	2015
Long-Lived Assets:
North America	$1,105	$1,615
EMEA	845	1,142
Asia Pacific	192	379
	$2,142	$3,136

For the three months ended March 31, 2016, two customers accounted for 16% and 10% of total revenue. For the three months ended March 31, 2015, there were no customers that accounted for greater than 10% of total revenue.

For the nine months ended March 31, 2016, two customers accounted for 16% and 10% of total revenue. For the nine months ended March 31, 2015, two different customers each accounted for 10% of total revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 14% and 10% for the three months ended March 31, 2016 and 2015, respectively. License sales to resellers as a percentage of total revenue were approximately 14% and 17% for the nine months ended March 31, 2016 and 2015, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of March 31, 2016 were $820,000 and $251,000, respectively, and are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Deferred financing costs and accumulated amortization with Wells Fargo Bank as of June 30, 2015 were $550,000 and $64,000, respectively. Amortization of deferred financing costs recorded as interest expense was $82,000 and $186,000 for three and nine months ended March 31, 2016, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock-Based Compensation:
Cost of revenue	$44	$106	$204	$409
Research and development	104	184	374	594
Sales and marketing	46	102	116	421
General and administrative	52	130	294	406
Total stock-based compensation expense:	$246	$522	$988	$1,830

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended March 31, 2016 and 2015, we granted options to purchase 29,500 and 13,500 shares of common stock with a weighted-average fair value of $1.79 and $2.64, per share, respectively. During the nine months ended March 31, 2016 and 2015, options to purchase 290,250 and 733,900 shares of common stock were granted with a weighted-average fair value of $2.08 and $3.75 per share, respectively, using the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Dividend yield	—	—	—	—
Expected volatility	56%	80%	61%	80%
Average risk-free interest rate	1.37%	1.45%	1.54%	1.69%
Expected life (in years)	5.05	4.50	5.00	4.40

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2016 was $1.3 million, which is expected to be recognized over the weighted-average period of 1.36 years. There were 42,003 and 69,267 options exercised during the three and nine months ended March 31, 2016, respectively. During the three and nine months ended March 31, 2015, there were 90,933 and 129,470 options exercised, respectively.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period-Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (our fiscal 2017). We do not anticipate the adoption of this amendment to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018), including interim periods within that reporting period, with early application not permitted. In April 2015, the FASB issued for public comment a proposed Accounting Standards Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which would defer the effective date of this new revenue recognition standard by one year. This will change the effective date to annual reporting periods beginning after December 15, 2017 (our fiscal 2019).  We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements.

Note 2. Net Loss per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted–average number of shares outstanding is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss applicable to common stockholders	$(3,001)	$(2,399)	$(7,616)	$(9,496)
Basic net loss per common stock	$(0.11)	$(0.09)	$(0.28)	$(0.36)
Weighted-average common shares used in computing basic net loss per common share	27,070	26,709	27,043	26,516
Effect of dilutive options	—	—	—	—
Weighted-average common shares used in computing diluted net loss per common share	27,070	26,709	27,043	26,516
Diluted net loss per common stock	$(0.11)	$(0.09)	$(0.28)	$(0.36)

Weighted-average shares of stock options to purchase 2,668,595 and 2,698,219 shares of common stock for the three and nine months ended March 31, 2016, respectively, and 2,833,206 and 2,722,293 shares of common stock for the three and nine months ended March 31, 2015, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of March 31, 2016, we are in compliance with these financial covenant terms. Given the Company and Wells Fargo Bank have not finalized the basis for determining minimum EBITDA for the month ending March 31, 2016, there was no required minimum EBITDA value applicable for the period.

As of March 31, 2016 and June 30, 2015, balances on the Term Loan and Revolving Loans were (unaudited, in thousands):

	March 31,	June 30,
	2016	2015
Bank Borrowings:
Term Loan	$9,125	$9,750
Revolving Loan	9,865	9,500
Subtotal of bank borrowings	18,990	19,250
Less amounts representing deferred financing costs	(569)	(486)
Total bank borrowings	$18,421	$18,764

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2015 and in the nine months ended March 31, 2016.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2016 and June 30, 2015. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

As of March 31, 2016 and June 30, 2015, we did not have any material Level 1, 2, or 3 assets or liabilities.

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

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the nine months ended March 31, 2016 and 2015, there were no shares repurchased.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance	Life	Income Statement Category
Developed technology	$ 6,990	$ (2,888)	$ 4,102	4	Research and development expense
Customer relationships - software license	1,380	(1,142)	238	2	Sales and marketing expense
Customer relationships - maintenance license	1,610	(443)	1,167	6	Cost of sales
Trade name	150	(123)	27	2	General and administrative expense
	$ 10,130	$ (4,596)	$ 5,534

Amortization expense related to the above intangible assets for the three and nine months ended March 31, 2016 and 2016 was $696,000 and $2.1 million, respectively. Amortization expense for the three and nine months ended March 31, 2015 was $695,000 and $1.8 million, respectively.

Estimated future amortization expense remaining at March 31, 2016 for intangible assets acquired is as follows:

Year Ending June 30,
2016	$695
2017	2,090
2018	2,016
2019	438
2020	295
Total future amortization expense	$5,534

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). Exony contributed revenue of $2.7 million and $8.3 million for the three and nine month periods ended March 31, 2016, respectively. Net income of $1.5 million and $3.9 million was derived from Exony in the three and nine month periods ended March 31, 2016, respectively.  Exony contributed revenue of $3.3 million and $7.1 million for the three and nine month periods ended March 31, 2015, respectively. Net income of $0.4 million and net loss of $1.5 million was incurred from Exony in the three and nine month periods ended March 31, 2015, respectively.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “aims”, “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates;our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the anticipated revenue to us from the Cisco Partnership; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

Overview

eGain is a leading provider of cloud-based customer engagement software solutions. For over a decade, we have helped businesses that sell to consumers, or B2C enterprises, improve customer experience, grow sales, and reduce cost across the web, social, phone and store channels – using our best-in-class knowledge management, digital engagement and contact center analytics capabilities. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Netherlands, Germany, France, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of March 31, 2016, unbilled deferred revenue decreased to $23.0 million, from approximately $26.5 million as of June 30, 2015.

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

Adjusted EBITDA, a non-GAAP financial measure, is defined as net loss, adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision (benefit), amortization of acquired intangibles, acquisition-related expenses and severance and related charges.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue	$16,291	$19,232	$51,753	$58,839
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	19	71	58	319
Non-GAAP Revenue	16,310	19,303	51,811	59,158
Gross Profit	10,570	11,682	33,585	36,061

Adjusted EBITDA
Net loss	$(3,001)	$(2,399)	$(7,616)	$(9,496)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	19	71	58	319
Depreciation and amortization	506	607	1,598	1,898
Stock-based compensation expense	246	522	988	1,830
Interest expense, net	512	310	1,521	578
Income tax provision (benefit)	178	(51)	625	(210)
Amortization of acquired intangible assets	696	695	2,086	1,815
Acquisition-related expenses	—	—	—	844
Severance and related charges	564	590	734	1,294
Adjusted EBITDA	$(280)	$345	$(6)	$(1,128)

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 11, 2015 and determined that there were no significant changes to our critical accounting policies in the nine months ended March 31, 2016.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 14% and 10% for the three months ended March  31, 2016 and 2015, respectively. License sales to resellers as a percentage of total revenue were approximately 14% and 17% for the nine months ended March  31, 2016 and 2015, respectively Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of March 31, 2016, deferred revenue decreased to $14.5 million, compared to $15.8 million as of June 30, 2015.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue:
Subscription and support	63%	56%	62%	55%
License	20%	27%	21%	26%
Professional services	17%	17%	17%	19%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	19%	16%	18%	16%
Cost of license	—%	—%	—%	—%
Cost of professional services	16%	23%	17%	23%
Total cost of revenue	35%	39%	35%	39%
Gross profit	65%	61%	65%	61%
Operating expenses:
Research and development	26%	22%	24%	21%
Sales and marketing	44%	41%	41%	44%
General and administrative	11%	9%	12%	12%
Total operating expenses	81%	72%	77%	77%
Loss from operations	(16)%	(11)%	(12)%	(16)%

Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Subscription and support	$10,330	$10,840	$(510)	(5)%	$31,955	$32,241	$(286)	(1)%
License	3,169	5,230	(2,061)	(39)%	10,659	15,541	(4,882)	(31)%
Professional services	2,792	3,162	(370)	(12)%	9,139	11,057	(1,918)	(17)%
Total revenue	$16,291	$19,232	$(2,941)	(15)%	$51,753	$58,839	$(7,086)	(12)%

Total revenue decreased 15% to $16.3 million in the quarter ended March 31, 2016 from the comparable year-ago quarter. Total revenue for the nine months ended March 31, 2016 decreased 12% to $51.8 million, compared to $58.8 million in the same period last year.

Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue decreased 5% to $10.3 million in the quarter ended March 31, 2016 from $10.8 million in the comparable year-ago quarter. Subscription and support revenue decreased 1% to $32.0 million for the nine months ended March 31, 2016, compared to $32.2 million in the same period last year.

License revenue decreased 39% to $3.2 million in the quarter ended March 31, 2016 from $5.2 million in the comparable year-ago quarter.  License revenue decreased 31% to $10.7 million for the nine months ended March 31, 2016, compared to $15.5 million in the same period last year.  The decrease in license revenue was primarily due to the shift from perpetual license business towards a cloud delivery model.

Professional services revenue decreased 12% to $2.8 million in the quarter ended March 31, 2016 from $3.2 million in the comparable year-ago quarter. Professional services revenue decreased 17% to $9.1 million for the nine months ended March 31, 2016 compared to $11.1 million in the same period last year. The decrease in professional services revenue was primarily due to our strategic decision to reduce our focus on directly providing consulting and implementation services to our customers and shifting these services to our partners. Additionally, our version 14 product release has simplified the deployment process for new and upgrade installations, further reducing the effort previously required by our professional services staff.

Revenue by Geographic Area

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Domestic	$6,633	$9,171	$(2,538)	(28)%	$25,136	$29,795	$(4,659)	(16)%
International	9,658	10,061	(403)	(4)%	26,617	29,044	(2,427)	(8)%
Total revenue	$16,291	$19,232	$(2,941)	(15)%	$51,753	$58,839	$(7,086)	(12)%

Revenue from international sales decreased 4% to $9.7 million in the quarter ended March 31, 2016 from $10.1 million in the comparable year-ago quarter. Revenue from international sales decreased 8% to $26.6 million for the nine months ended March 31, 2016, compared to $29.0 million in the same period last year. The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $508,000 and $1.5 million in total revenue in the three and nine months ended March 31, 2016, respectively. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Subscription and support	$3,141	$3,021	$120	4%	$9,335	$9,164	$171	2%
License	8	4	4	100%	24	58	(34)	(59)%
Professional services	2,572	4,525	(1,953)	(43)%	8,809	13,556	(4,747)	(35)%
Total cost of revenue	$5,721	$7,550	$(1,829)	(24)%	$18,168	$22,778	$(4,610)	(20)%
Percentage of total revenue	35%	39%			35%	39%
Gross margin	65%	61%			65%	61%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue decreased 24% to $5.7 million in the quarter ended March 31, 2016 from $7.6 million in the comparable year-ago quarter. Total cost of revenue represented 35% and 39% of total revenue in the quarters ended March 31, 2016 and 2015, respectively. The change was primarily due to decreases of (i) $1.7 million in personnel and personnel-related expenses associated to the reduction in headcount from our consulting and education services groups due to improvements to our product that has simplified the deployment process thereby reducing the effort previously required and the business decision to shift these services over to our partners; and (ii) $204,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by increases of (i) $83,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers; and (ii) $32,000 in outside consulting services. Gross margin for the quarter ended March 31, 2016 was 65% compared to 61% in the comparable year-ago quarter.

Total cost of revenue for the nine months ended March 31, 2016 decreased 20% to $18.2 million, compared to $22.8 million in the same period last year. Total cost of revenue represented 35% and 39% of total revenue in the nine month periods ended March 31, 2016 and 2015, respectively. The change was primarily due to decreases of (i) $4.0 million in personnel and personnel-related expenses associated to the reduction in headcount from our consulting and education services groups due to improvements to our product that has simplified the deployment process thereby reducing the effort previously required and the business decision to shift these services over to our partners; (ii) $612,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $197,000 in outside consulting services; partially offset by an increases of (i) $163,000 in cloud related expense such as hosted network and lease cost paid to remote co-location centers and (ii) $26,000 in intangible amortization of acquired maintenance licenses. Gross margin for the nine month ended March 31, 2016 was 65% compared to 61% in the same period last year.

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

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Research and development	$4,208	$4,142	$66	2%	$12,124	$12,043	$81	1%
Percentage of total revenue	26%	22%			24%	21%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development increased 2% to $4.2 million in the quarter ended March 31, 2016 from $4.1 million in the comparable year-ago quarter. The change was primarily due to an increase of $295,000 in personnel and personnel-related expenses; partially offset by decreases of (i) $128,000 in outside consulting services; and (ii) $101,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 26% and 22% for the quarters ended March 31, 2016 and 2015, respectively.

Total costs for research and development for the nine months ended March 31, 2016 increased 1% to $12.1 million, compared to $12.0 million in the same period last year. The change was primarily due to increases of (i) $170,000 in intangible amortization of acquired developed software technology; (ii) $138,000 in personnel and personnel-related expenses; and (iii) $51,000 in outside consulting services; partially offset by a decrease of $277,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue for the nine months ended March 31, 2016 was 24% compared to 21% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate research and development expense to decrease as a percentage of total revenue in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Sales and marketing	$7,126	$7,883	$(757)	(10)%	$21,412	$25,987	$(4,575)	(18)%
Percentage of total revenue	44%	41%			41%	44%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 10% to $7.1 million in the quarter ended March 31, 2016 from $7.9 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $538,000 in personnel and personnel-related expenses; (ii) $152,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $83,000 in marketing program expenses; partially offset by an increase of $22,000 in outside consulting services. Total sales and marketing expense as a percentage of total revenue was 44% and 41% for the quarters ended March 31, 2016 and 2015, respectively.

Total sales and marketing expense for the nine months ended March 31, 2016 decreased 18% to $21.4 million, compared to $26.0 million in the same period last year. The change was primarily due to decreases of (i) $2.9 million in personnel and personnel-related expenses of which $202,000 relates to a decrease in sales commissions; (ii) $1.4 million from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $315,000 in marketing programs and public relations services; partially offset by increases of (i) $67,000 in intangible amortization of acquired software licenses; and (ii) $23,000 in outside consulting services. Total sales and marketing expense as a percentage of total revenue for the nine months ended March 31, 2016 was 41% compared to 44% in the same period last year.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate sales and marketing expense to decrease or remain relatively constant as a percentage of total revenue in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
General and administrative	$1,892	$1,812	$80	4%	$6,031	$7,327	$(1,296)	(18)%
Percentage of total revenue	11%	9%			12%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense increased 4% to $1.9 million in the quarter ended March 31, 2016 from $1.8 million in the comparable year-ago quarter. The change was primarily due to an increase of $377,000 in legal expense as a result of a prior year accrual reversal; partially offset by decreases of (i) $222,000 in bad debt expense; (ii) $38,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $34,000 in personnel and personnel-related expense. Total general and administrative expense as a percentage of total revenue was 11% and 9% for the quarters ended March 31, 2016 and 2015, respectively.

Total general and administrative expense for the nine months ended March 31, 2016 decreased 18% to $6.0 million, compared to $7.3 million in the same period last year. The change was primarily due to decreases of (i) $796,000 in one-time acquisition transaction costs; (ii) $636,000 in personnel and personnel-related expense; (iii) $150,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iv) $78,000 from outside consulting services, including accounting and audit services; partially offset by increases of (i) $324,000 in legal expenses as a result of a prior year accrual reversal; and (ii) $31,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue for the nine month ended March 31, 2016 and 2015 was 12%.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate general and administrative expense to decrease or remain relatively constant as a percentage of total revenue in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Loss from operations	$(2,656)	$(2,155)	$(501)	(23)%	$(5,982)	$(9,296)	$3,314	36%
Operating margin	(16)%	(11)%			(12)%	(16)%

Loss from operations in the quarter ended March 31, 2016 was $2.7 million which included $696,000 of amortization of purchased intangible assets and $246,000 of stock-based compensation expenses, compared to loss from operations of $2.2 million which included $695,000 of amortization of purchased intangible assets and $522,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 16% negative operating margin in the quarter ended March  31, 2016, compared to a 11% negative operating margin in the comparable year-ago quarter.

Loss from operations for the nine months ended March 31, 2016 was $6.0 million which included $2.1 million of amortization of purchased intangible assets and $988,000 of stock-based compensation expenses, compared to loss from operations of $9.3 million in the same period last year which included $1.8 million of stock-based compensation expenses and $1.8 million of amortization of purchased intangible in the same period last year. We recorded a 12% negative operating margin for the nine months ended March 31, 2016, compared to a 16% negative operating margin in the same period last year.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $512,000 and $1.5 million in the three and nine months ended March 31, 2016, respectively, compared to interest expense, net of $310,000 and $578,000 in the three and nine months ended March 31, 2015, respectively. The increase in interest expense primarily relates to interest paid on bank borrowing repayments and capital leasing agreements.

Other Income, Net

Other income, net was $345,000 and $512,000 for the three and nine months ended March 31, 2016, respectively, compared to other income, net of $15,000 and $168,000 for the three and nine months ended March 31, 2015, respectively. Other income, net primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Provision (Benefit)

We recorded an income tax provision of $178,000 and $625,000 for the three and nine months ended March 31, 2016, respectively, compared to an income tax benefit of $51,000 and $210,000 for the three and nine months ended March 31, 2015, respectively. The income tax expenses primarily relate to foreign and state income tax expense. The tax benefit primarily relates to the reversal of the intangible amortization generated and benefited by Exony Limited (“Exony”) which was acquired in the previous fiscal year.

Liquidity and Capital Resources

Overview

As of March 31, 2016 our cash and cash equivalents was  $7.5 million and our negative working capital was $3.3 million compared to cash and cash equivalents of $8.6 million and negative working capital of $2.0 million as of June 30, 2015.  As of March 31, 2016 our restricted cash was $13,000 compared to restricted cash of $676,000 as of June 30, 2015. The decrease in restricted cash was primarily attributed to the payment of Exony’s management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

As of March 31, 2016, our deferred revenue was $14.5 million compared to $15.8 million on June 30, 2015.  Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $23.0 million as of March 31, 2016, down from $26.5 million as of June 30, 2015.

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

On September 1, 2015, we amended the credit facility with Wells Fargo to increase the revolver from $10 million to $15 million and increased the quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date which remained unchanged at November 21, 2019. As of March 31, 2016, our availability to borrow on the revolver was $4.8 million compared to $5.1 million availability as of June 30, 2015.

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

Cash Flows

Net cash used in operating activities was $326,000 for the nine months ended March 31, 2016 compared to cash used in operating activities of $6.9 million in the comparable year-ago period. The decrease in cash used was primarily due to a net loss of $7.6 million for the nine months ended March 31, 2016 compared to a net loss of $9.5 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts. Decreases in accrued compensation related to the settlement of Exony working capital and management incentive commitments, deferred revenue and accounts receivable decreased due to the timing of prepayments received for cloud customer renewals and improved cash collections led to the improvement in cash used in operations, as well.

Net cash provided by investing activities was $194,000 during the nine months ended March 31, 2016 compared to net cash used in investing activities of $3.4 million during the comparable year-ago period. The net cash provided by investing activities during the nine months ended March 31, 2016 primarily related to a decrease in restricted cash of $634,000 related to escrow funds reserved for the payment of Exony’s management incentive bonuses partially offset by $440,000 of equipment and software purchases.   The net cash used in investing activities for the nine months ended March 31, 2015 related to $1.9 million of  net cash paid for the acquisition of Exony, net of cash acquired, an increase in restricted cash of $980,000 related to escrow funds reserved for the payment of Exony management incentive bonuses and $512,000 of equipment and software purchases.

Net cash used in financing activities was $795,000 during the nine months ended March 31, 2016 compared to net cash provided by financing activities of $11.2 million during the comparable year-ago period. Net cash used in financing activities for the nine months ended March 31, 2016 primarily related to $9.0 million in borrowings from our bank facilities offset by the repayment of $9.3 million of bank borrowings, $416,000 in principal payments on capital lease obligations,  $270,000 of payments made for deferred financing costs and $151,000 proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended March 31, 2015 primarily related to $24.0 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans and $205,000 in proceeds from stock option exercises partially offset by the repayment of $12.0 million of existing bank borrowings, $550,000 payments made for deferred financing costs, and $359,000 principal payments on capital lease obligations.

Commitments

There was no significant change to our contractual obligations since June 30, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016 we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There was no significant change since June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2016 totaled approximately $12.6 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $7.5 million as of March 31, 2016, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of March 31, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of March 31, 2016 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 59% and 52% of our revenue from international sales for the quarters ended March 31, 2016 and 2015, respectively. For the nine month periods ended March 31, 2016 and 2015, we derived 51% and 49%, respectively of our revenue from international sales. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2016, approximately 41% of our workforce was employed in India. Of these employees, 38% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

There were no repurchased shares of stock in the quarter ended March 31, 2016.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: May 6, 2016	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

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