Form 10-K
period 2016-06-30
EGAIN Corp
filed 2016-09-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35314

eGain Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0466366

(State or other jurisdiction
of incorporation or organization)

1252 Borregas Avenue

Sunnyvale, California 94089

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

Large accelerated filer	◻	Accelerated filer	☒
			
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2015, was approximately $70.3 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 27,108,428 shares of the Registrant’s Common Stock $0.001 par value, outstanding on September 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 Annual Meeting of Stockholders.

eGAIN CORPORATION

2016 FORM 10-K

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

PART I

ITEM 1.BUSINESS

Overview

eGain Corporation is a leading provider of cloud-based customer engagement software solutions. Our solutions help B2C businesses easily operationalize digital customer engagement strategies with reduced customer effort,  joined-up service processes, improved compliance and incremental sales - across web, mobile, social, phone and in-person. We also provide advanced analytics capability to large, multi-site contact centers for intra-day resource measurement and management, boosting operational agility and agent productivity. Over three hundred global enterprises rely on eGain to transform fragmented  customer interaction and customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom, and India.

Industry Background

As products get commoditized in a global economy and a digital world, customer loyalty increasingly depends on customer engagement. For businesses that sell to consumers, or B2C companies, one poor customer experience can be amplified and spread overnight through social networks. Today’s digital consumers expect businesses to serve them conveniently and intelligently across traditional and new touch points. They are more demanding, and they spend more than the average customer. Not surprisingly, businesses are looking for efficient, scalable solutions to deliver smart customer experiences that are easy, quick and helpful.

Traditional customer relationship management, or CRM, solutions are not designed for the digital world. Mostly, they view the phone as the primary customer interaction channel. Digital channels like web, mobile and social are seen as secondary and are often not designed in the solution from the start. As a result, customer experience delivered through these platforms tends to be fragmented and inconsistent across channels. For instance, unified customer history across channels typically requires significant backend integration and user interface patchwork. Moreover, these CRM tools do not leverage the power of knowledge, AI and analytics to automate or optimize customer journey and agent capability.

The eGain Solution

Our solution is designed to make it easy for B2C businesses to do business with their customers. We provide our clients with the following benefits:

•

Build profitable long-term customer relationships. Customers are spending more time conducting business on the web, mobile and social channels. Our solution helps businesses design brand-aligned, omnichannel customer journeys that are easy, quick and helpful. Whether a customer is looking to buy, ask a question, or pay a bill, our solution helps businesses provide customers personalized, guided and consistent responses. As a result, businesses improve their customer satisfaction and NPS scores.

•

Reduce operating costs through improved agent productivity and self-service automation. Our solution helps companies provide highly effective customer service while reducing operating costs. Intelligent routing, auto-response, tracking, and reporting features, complemented with agent-facing knowledge tools, measurably enhance the productivity of service agents. AI-based process guidance reduces time to competence for agents, while ensuring compliance with policy and regulation in consumer interactions.  Robust customer self-service tools fronted by chatbots, guided by AI, and scaffolded with context-aware escalation paths reduce cost of service without compromising customer effort.

•

Increase revenue through intelligent offers and contextual promotions. Our solution also helps businesses convert more website visitors into buyers, reduce shopping cart abandonment and increase average order value. It enables agents to contextually up-sell and cross-sell products in the course of customer interactions. A visitor to a website using eGain can be proactively offered personalized promotions or real-time assistance, based on configurable business rules informed by visitor behavior and history. Visitors can collaborate with a customer service agent live over the web through click-to-call, text and video chat, and cobrowse to inquire about and buy a product. Customers calling into a service center can be offered powerful cross-sell offers by agents using AI-driven reasoning capability of eGain.

Products and Services

eGain Suite

Recognized by industry analysts and trusted by leading companies worldwide, the eGain software suite helps businesses engage, acquire, and serve customers through multiple engagement channels. Modular, best-of-breed applications—built on a one-of-a-kind customer engagement hub platform, eGain OpenCEH™ Platform—combine 360-degree customer context, process guidance driven by artificial intelligence, or AI, and actionable knowledge to enhance every customer interaction. Designed for rapidly implementing next-generation customer engagement strategies, the eGain suite consists of:

•	Mobile applications to engage customers through smartphones and tablets.
•	Social applications to extend the company’s customer engagement strategies to social channels.
•	Web applications to transform B2C websites into interactive shopping destinations.
•	Desktop applications to help traditional call centers evolve into AI-and-knowledge-powered omnichannel customer engagement hubs.
•	Management applications and analytics to provide the insight and capabilities needed to drive smarter contact center operations.
•	Messaging applications provide a rich set of secure, personalized communication options.
•

eGain OpenCEH™, a multichannel customer engagement hub, or CEH, platform that provides centralized business rules and workflows, knowledge, interactions, analytics, administration, and integrations to all applications. The web-services-based architecture of the platform enables rapid innovation and extension of customer engagement capabilities.

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

Social Applications

•

eGain Social™ is an application for social customer service, knowledge harvesting and single-sourced social publishing, and reputation management. It enables businesses to monitor social networks such as Facebook, Twitter, YouTube, and blogs for opportunities for engaging with customers. Mentions are analyzed for sentiment. The right agent picks up relevant mentions and posts responses privately or back to the social cloud in media-appropriate format.

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

•

eGain Virtual Assistant™ enables businesses to offer text and speech chat interactions with one or more virtual assistants (chatbots). Multilingual, as well as emotionally and culturally intelligent, eGain virtual assistants can be deployed on websites and mobile devices and support seamless integration with assisted chat channels. It is one of a number of AI products in our suite.

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

•

eGain Guided Help™ gives customers interactive access to the company’s knowledge base, allowing them to find answers and troubleshoot problems by themselves at their convenience. Powered by AI, it uses patented search and reasoning technology, coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions.

•	eGain Widgets™ enable contextual access to knowledge and account information through mobile devices and web pages.

Desktop Applications

•

eGain Case Manager™ is a comprehensive and a flexible case logging system. Together with eGain Knowledge™, it provides an integrated application for logging, tracking, and resolving customer issues. It also features follow-on task management for service fulfillment.

•

eGain Mail™ is an industry-leading application for processing inbound customer emails and providing mission-critical email customer response, incorporating hundreds of best practices developed over years of serving innovative global enterprises. Secure messaging, lifecycle audits, and real-time archival are some of the features that provide our customers a next-generation email management platform for their enterprises. Designed to process very high volumes of email and webform requests, eGain Mail™ allows companies to deliver consistent, high-quality service through flexible process automation, optimized user interface, and powerful reports.
•

eGain KnowledgeAgent™ empowers contact center agents with best-practice AI-powered knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. This application delivers fast, consistent, and accurate answers to agents as they use the rich conversational interface while engaging customers over the phone. eGain Knowledge uses patented search and reasoning technology coupled with natural language and advanced linguistic processing to search, suggest additional questions, and recommend solutions. eGain Multisearch enables simple search-based access to various types of federated content and guided help.

Management Applications

•

eGain Analytics™ helps businesses monitor, measure, and manage their omnichannel engagement operations and infrastructure. Dashboards makes complex management tasks easy by providing a consolidated view of all contact centers that lets managers optimize performance quickly. It offers both insight and the ability to intervene effectively.

Messaging Applications

•

eGain Secure Messaging™ enables secure and authenticated messaging between a business and its customers. It is a secure web-based portal for customers to read confidential messages, including attachments.

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

Cloud Operations

We serve our customers and end users from several secure data centers worldwide. Physical security features at these facilities include 24x7 on-site security, three physical barriers and multiple access controls. The systems at these facilities are protected by firewalls and encryption technology. Operational redundancy features include redundant power, on-site backup generators, multiple carrier entrance facilities, and robust environmental controls and monitoring.

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

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including healthcare, retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large B2C enterprises (over $500 million in annual revenue). For the fiscal year ended June 30, 2016, international revenue accounted for 50% and domestic revenue for 50% of total revenue, compared to 52% and 48%, respectively, for fiscal year 2015, and 45% and 55%, respectively, for fiscal year 2014.

There were two customers that accounted for 10% and 14%, respectively, of total revenue in fiscal year 2016. One customer accounted for 10% of total revenue in fiscal year 2015. Two customers accounted for 16% and 10%, respectively, of total revenue in fiscal year 2014.

Competition

We compete with other application software vendors including Genesys Telecommunications, Live Person, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc., and Verint KANA. that may attempt to sell customer engagement software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services.

We believe the principal competitive factors in our market include the following:

•	proven track record of customer success
•	speed and ease of implementation
•	product functionality
•	financial stability and viability of the vendor
•	product adoption
•	ease of use and rates of user adoption
•	low total cost of ownership and demonstrable cost-effective benefits for customers
•	performance, security, scalability, flexibility and reliability of the service
•	ease of integration with existing applications
•	quality of customer support
•	availability and quality of implementation, consulting and training services
•	vendor reputation and brand awareness

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly B2C enterprises, through a combination of our direct sales force and partners. We target our sales efforts at enterprise companies. Our North American direct sales organization is based at our corporate headquarters in Sunnyvale, California, with field sales presence throughout the United States. Internationally, we have offices in India and the United Kingdom.

The direct sales force is organized into teams that include field sales representatives and sales consultants. Our direct sales force is complemented by lead generation representatives and sales development representatives.

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

As of the fiscal year ended June 30, 2016, we had 110 employees engaged in worldwide sales and marketing activities.

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

As of fiscal year ended June 30, 2016, we had 102 professionals providing worldwide services for systems installation, solutions development, application management, and education.

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

As of the fiscal year ended June 30, 2016, there were 61 employees engaged in worldwide customer support services and 39 employees engaged in worldwide cloud services and maintenance support.

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

We continuously analyze market and customer requirements and evaluate external technology that we believe will enhance our competitiveness, increase our lifetime customer value or expand our target market. As a result of this process, we acquired Exony Limited, a leader in enterprise contact center analytics software, in August 2014.

As of the fiscal year ended June 30, 2016, we had 143 employees engaged in worldwide product development activities. We spent approximately $16.1 million on research and development in fiscal year 2016, and $16.0 million and $10.0 million, respectively, in fiscal years 2015 and 2014.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2016, we had six issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non‑provisional filings. Our issued U.S. patents expire at various times between 2029 and 2032.

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

Employees

As of the fiscal year ended June 30, 2016, we had 507 full-time employees, of which 143 were in product development, 202 in services and support, 110 in sales and marketing, and 52 in finance and administration.

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

The global economic climate continues to influence our business. This includes items such as, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

Our hybrid revenue model may affect our operating results.

We have a hybrid delivery model meaning that we offer our solutions on a subscription or perpetual license basis to our customers. For perpetual license transactions, the license revenue amount is generally recognized in the quarter delivery and acceptance of our software takes place. For subscription transactions, the revenue is recognized ratably over the term of the contract, which is typically 12 to 36 months. As a result, our total revenue may increase or decrease in future quarters as a result of the timing and mix of license and subscriptions transactions. This variability in our revenue recognition may be exacerbated as more customers select our subscription solution over our perpetual licensed solution, causing us to increase the amount of revenue recognized ratably over the life of the contract and resulting in a decrease in our total revenue in the short-term.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. Furthermore, although our business model is primarily focused on recurring revenue, we anticipate continuing to recognize license revenue, particularly with international customers. License revenue is difficult to forecast and is likely to fluctuate due to many factors that are beyond our control including transition of license customers to recurring revenue models. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

If we are unable to increase the profitability of our recurring revenue products and services, if we experience significant customer attrition, or if we are required to defer recognition of revenue, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement and refine our recurring revenue products and services offerings. Our business model shift to recurring revenues, and our subscription services in particular, has generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our subscription business to offset the lower margins, we may not be able to achieve sustained profitability.

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
•

significant attrition as customers decide for their own economic or other reasons to not renew their subscription  contracts when they are up for renewal could negatively impact the efficiency of our data centers and lead to the costs being spread over fewer customers negatively impacting gross margin; and

•	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs.

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Even though our subscription contracts are typically structured for auto-renewals, we do allow our customers to elect not to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and some customers have elected not to renew. In addition, our customers may choose to renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

In November 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which Wells Fargo agreed to provide a term loan in the amount of $10.0 million (“Term”) and revolving loan to us in an amount not to exceed $10.0 million ("Revolver"), Term and Revolver (collectively, the “Loans”). In September 2015, we increased the maximum borrowing amount of the Revolver to $15.0 million. The Loans contain a number of restrictive covenants, and its terms may restrict our current and future operations, including:

•	affecting our flexibility to plan for, or react to, changes in our business and industry conditions;
•	affecting our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	placing us at a competitive disadvantage compared to our less leveraged competitors; and
•	increasing our vulnerability to the impact of adverse economic and industry conditions.

In addition, if we fail to comply with the covenants or payment obligations specified in the Loans, we may trigger an event of default, in which case Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Loans, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the Loans collateral, which consists of substantially all our assets. If the debt under the Loans were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.

The long sales cycle for our products may cause license and subscription revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Because our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with the potential customer.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of June 30, 2016 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In August 2014, we acquired Exony Ltd. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	difficulties in and the cost of integrating operations, technologies, services and personnel;
•	diversion of financial and managerial resources from existing operations;
•	risks of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•	potential loss of key employees;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	the inability to maintain relationships with customers and partners of the acquired business;
•	the difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;
•	potential unknown liabilities associated with the acquired businesses;
•	unanticipated expenses related to acquired technology and its integration into existing technology;
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

In addition, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of repayment obligations related to the incurrence of indebtedness which could affect the market price of our common stock. Further, if we fail to evaluate and execute acquisitions or investments effectively, our business operations and prospects may be seriously harmed.

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

We derived 50% of our revenue from international sales for the fiscal year 2016 compared to 52% for the fiscal year 2015, and 45% for fiscal year 2014. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2016, approximately 43% of our workforce was employed in India. Of these employees, 34% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

We generally recognize license or subscription revenue from a customer sale when persuasive evidence of an arrangement exists, the product or access to the product has been delivered, the arrangement does not involve significant customization of the software, the license or subscription fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from us, recognition of the associated license or subscription and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. A significant amount of our computer and communications systems are located in Sunnyvale, California. Due to our location, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events. Customer data that we store in third party data centers may also be vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers.

We do maintain a business continuity plan for our customers in the event of an outage. We maintain other co-locations for the purposes of disaster recovery as well as maintaining backups of our customer’s information. We provide premium disaster recovery and standard disaster recovery to our customers.  If a customer opts not to pay for premium disaster recovery, we will only assure that their data is available within 72 hours. This delay could cause severe disruptions to our customers’ customers and may result in customer termination of our solutions.  Our premium disaster recovery service provides for an alternative data center and a return to operations within one business day.

We have entered into service agreements with some of our customers that require minimum performance standards, including standards regarding the availability and response time of our remote management services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds and service credits to, and exposure to claims for losses by, customers. Any unplanned interruption of services may harm our ability to attract and retain customers.

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

Our Service Level Agreements (“SLAs”) provides for service credits for system unavailability, and in some cases, indemnities for loss, damage or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

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

We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Our products may infringe issued patents that may relate to our products because patent applications in the United States are not publicly disclosed until the patent is issued, and hence applications may have been filed which relate to our software products. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 39% of our outstanding capital stock as of September 8, 2016, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

We may not be able to realize the benefits of offering the limited “Try & Buy” free version of our service

We offer a limited version of our subscription service to customers or potential customers free of charge (known as “Try & Buy”) in order to promote usage, brand and product awareness, and adoption, and we invest time and resources for such initial engagements without compensation from the customers. Some customers never enter into a definitive contract for our paid subscription service despite the time and effort we may have expended on such Try & Buy initiatives.  To the extent that these customers do not become paying customers, we will not realize the intended benefits of this marketing effort, and our ability to grow our business and revenue may be harmed.

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business

On June 23, 2016, voters in the United Kingdom (U.K.) approved an advisory referendum to withdraw membership from the European Union (E.U.), which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations.  The referendum is non-binding but if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., and there can be no assurance regarding the terms, timing or consummation of any such arrangements. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease all facilities used in our business. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters	42,541	2022
Pune, India	Corporate Offices	33,262	2021
Slough, England	Corporate Headquarters	14,173	2016
Newbury, England	Corporate Offices	14,090	2024

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant.

The following table sets forth information regarding eGain’s current executive officers as of September 13, 2016:

Name	Age	Position
Ashutosh Roy	50	Chief Executive Officer and Chairman
Eric Smit	54	Chief Financial Officer
Promod Narang	58	Senior Vice President of Products and Engineering
Joe Brown	66	Senior Vice President of Worldwide Sales

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

Promod Narang has served as Sr. Vice President of Engineering of eGain since March 2000. Mr. Narang joined eGain in October 1998, and served as Director of Engineering prior to assuming his current position. Prior to joining eGain, Mr. Narang served as President of VMpro, a system software consulting company from September 1987 to October 1998. Mr. Narang holds a Bachelor of Science in Computer Science from Wayne State University.

Joe Brown was appointed as Senior Vice President of Worldwide Sales on November 1, 2015. Prior to joining eGain, Mr. Brown served as Senior Vice President of World Wide Sales at Avangate, an enterprise software company, from May 2011 to January 2015. From January 2005 to February 2011, Mr. Brown served as Vice President of RightNow Technologies, a company that provides CRM solutions. Mr. Brown holds a Bachelors of Commerce from University of Witwatersrand and a Master of Business Leadership from University of South Africa.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s common stock as reported by the NASDAQ Stock Market LLC.

Year Ended June 30, 2016	High	Low
First Quarter	$5.01	$3.13
Second Quarter	$5.00	$3.78
Third Quarter	$4.46	$2.79
Fourth Quarter	$3.99	$2.65
Year Ended June 30, 2015
First Quarter	$7.14	$5.66
Second Quarter	$5.91	$3.99
Third Quarter	$5.32	$3.02
Fourth Quarter	$5.22	$2.82

Holders

As of September 1, 2016, there were approximately 218 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 2,900 beneficial stockholders of our common stock as of September 1, 2016.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2016:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Plan	35,209	$0.67	—
2005 Stock Incentive Plan	1,566,535	$4.55	1,153,694
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	10,000	$0.66	—
2005 Management Stock Option Plan	871,484	$5.33	756,649
Total	2,483,228	$4.76	1,910,343

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2016, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16
eGain Corporation	$ 100.00	$ 176.51	$ 124.22	$ 91.93	$ 51.74
Nasdaq Composite	$ 100.00	$ 117.60	$ 154.26	$ 176.53	$ 173.56
S&P Software & Services Select Industry Index	$ 100.00	$ 123.09	$ 153.45	$ 178.38	$ 177.92

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

Issuer Repurchases of Equity Securities

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2016 and 2015.

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

	Year ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share information)
Revenue
Subscription and support	$42,783	$42,311	$40,477	$32,281	$23,594
License	14,466	18,325	14,800	12,853	11,067
Professional services	12,126	15,277	14,985	13,755	8,703
Total revenue	69,375	75,913	70,262	58,889	43,364
Cost of subscription and support	12,401	12,082	8,518	5,495	5,363
Cost of license	29	61	104	151	(39)
Cost of professional services	11,259	16,998	14,840	12,360	8,112
Total cost of revenue	23,689	29,141	23,462	18,006	13,436
Gross profit	45,686	46,772	46,800	40,883	29,928
Operating Expenses
Research and development	16,063	16,042	9,963	8,419	6,132
Sales and marketing	27,722	32,703	33,367	24,434	20,086
General and administrative	7,774	9,313	7,529	6,787	5,743
Total operating expenses	51,559	58,058	50,859	39,640	31,961
Income / (loss) from operations	(5,873)	(11,286)	(4,059)	1,243	(2,033)
Interest expense, net	(1,958)	(834)	(181)	(483)	(722)
Other income / (expense), net	728	11	(415)	303	(677)
Income / (loss) before income tax benefit (provision)	(7,103)	(12,109)	(4,655)	1,063	(3,432)
Income tax benefit (provision)	863	(320)	(591)	(379)	(390)
Net income / (loss)	$(6,240)	$(12,429)	$(5,246)	$684	$(3,822)
Per share information
Basic net income / (loss) per common share	$(0.23)	$(0.47)	$(0.21)	$0.03	$(0.16)
Diluted net income / (loss) per common share	$(0.23)	$(0.47)	$(0.21)	$0.03	$(0.16)
Weighted average shares used in computing basic net income / (loss) per common share	27,056	26,609	25,353	24,780	24,329
Weighted average shares used in computing diluted net income / (loss) per common share	27,056	26,609	25,353	26,089	24,329
Below is a summary of stock - based compensation included in the costs and expenses above:
Cost of revenue	$249	$476	$280	$121	$77
Research and development	$472	$736	$386	$261	$180
Sales and marketing	$169	$574	$464	$360	$274
General and administrative	$298	$531	$397	$339	$325

	June 30,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$11,785	$9,309	$8,815	$17,235	$10,946
Working capital	$(886)	$(2,039)	$(1,885)	$2,021	$2,860
Total assets	$48,063	$49,731	$32,647	$43,536	$27,943
Deferred revenue	$15,717	$15,812	$13,713	$19,736	$8,083
Long-term debt (bank borrowings and capital lease obligations)	$20,376	$18,554	$4,208	$2,000	$7,230

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

Overview

eGain was incorporated in Delaware in September 1997. We are a leading provider of cloud-based and on-site customer engagement solutions. For nearly two decades, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs.

In fiscal year 2016, we recorded annual revenue of $69.4 million and loss from operations of $5.9 million, compared to annual revenue of $75.9 million and a loss from operations of $11.3 million in fiscal year 2015. The year-over-year decrease in total revenue was primarily driven by the 21% decrease in license revenue and 21% decrease in professional services revenue. License revenue was $14.5 million in fiscal year 2016, compared to $18.3 million in fiscal year 2015. Subscription and support revenue was $42.8 million in fiscal year 2016,  compared to $42.3 million in fiscal year 2015. Professional services revenue was $12.1 million in fiscal year 2016,  compared to $15.3 million in fiscal year 2015. Cash provided by operations was $1.9 million for fiscal year 2016, compared to cash used in operations of $10.5 million for fiscal year 2015.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2016, unbilled deferred revenue increased to $31.1 million, up from approximately $26.5 million as of June 30, 2015.

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

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss), adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax (benefit) provision, amortization of acquired intangibles, acquisition-related expenses and severance and related charges.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Fiscal Year Ended June 30
	2016	2015	2014
Revenue	$69,375	$75,913	$70,262
Gross profit	45,686	46,772	46,800
Adjusted EBITDA
Net loss	$(6,240)	$(12,429)	$(5,246)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	77	372	—
Depreciation and amortization	2,057	2,503	2,108
Stock-based compensation expense	1,188	2,317	1,527
Interest expense, net	1,958	834	181
Income tax (benefit) provision	(863)	320	591
Amortization of acquired intangible assets	2,781	2,510	—
Acquisition-related expenses	—	844	—
Severance and related charges	959	1,294	137
Adjusted EBITDA	$1,917	$(1,435)	$(702)

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

Business Combinations

Business combinations are accounted for at fair value under the purchase method of accounting. Acquisition costs are expensed as incurred and recorded in general and administrative expenses and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 19%, 15% and 11% in fiscal years 2016, 2015 and 2014, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction. These include items such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

For those contracts that have standalone value, we recognized the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria. For cloud, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer cloud relationship, once cloud has gone live or system ready. We estimate the life of these customer cloud relationship at the time the transactions occurred to be approximately 28 months, based on the then average life of all cloud customer relationships.

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

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of June 30, 2016, deferred revenue decreased to $15.7 million, compared to $15.8 million as of June 30, 2015.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 11.42% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews for fiscal years 2016, 2015 and 2014 and found no impairment.

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

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2016, we had a valuation allowance of approximately $80.9 million of which approximately $80.1 million was attributable to U.S. and state net operating losses and research and development credit carryforwards.

We apply ASC 740, Income Taxes, in determining any uncertain tax positions. The guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of “other income (expense), net” in the consolidated statements of operations.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates.The carrying value of our bank borrowings and capital lease obligations approximates fair value based on the borrowing rates currently available to us for loans and capital leases with similar terms.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated.

	2016	2015	2014
Revenue:
Subscription and support	62%	56%	58%
License	21%	24%	21%
Professional services	17%	20%	21%
Total revenue	100%	100%	100%
Cost of subscription and support	18%	16%	12%
Cost of license	—%	—%	—%
Cost of professional services	16%	23%	21%
Total cost of revenue	34%	39%	33%
Gross profit	66%	61%	67%
Operating Expenses:
Research and development	23%	21%	14%
Sales and marketing	40%	43%	48%
General and administrative	11%	12%	11%
Total operating expenses	74%	76%	73%
Loss from operations	(8)%	(15)%	(6)%

Revenue

Total revenue, which consists of subscription and support, license and professional services revenue, was $69.4 million, $75.9 million, and $70.3 million, in fiscal years 2016, 2015, and 2014, respectively.

In fiscal year 2016, total revenue decreased 9% or $6.5 million, from the prior year. Our international sales accounted for approximately 50% of total revenue in fiscal year 2016, a decrease from 52% of total revenue in fiscal year 2015. The impact of the foreign exchange fluctuation between the U.S. dollar, the Euro and British pound in total revenue was $2.1 million and $1.3 million in fiscal years 2016 and 2015, respectively. There were two customers that accounted for 14% and 10% of total revenue in fiscal year 2016. There was one customer that accounted for 10% of total revenue in fiscal year 2015. There were two different customers that accounted for 16% and 10% of total revenue in fiscal year 2014.

Subscription and Support Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Revenue
Subscription and support revenue	$42,783	$42,311	$40,477	$472	1%	$1,834	5%
Percentage of total revenue	62%	56%	58%

 Subscription and support revenue includes cloud and software maintenance and support revenue. Subscription and support revenue was $42.8 million, $42.3 million, and  $40.5 million in fiscal years 2016, 2015, and 2014, respectively. This represented an increase of 1% or $0.5 million, in fiscal year 2016 compared to fiscal year 2015 and an increase of 5% or $1.8 million, in fiscal year 2015 compared to fiscal year 2014. Subscription and support revenue represented 62%, 56%, and 58% of total revenue for the fiscal years 2016, 2015 and 2014, respectively.

The increase in fiscal year 2016 was primarily an increase in cloud revenue due to the shift from perpetual license business toward a clould delivery model and the improved renewal rate.  The impact from foreign currency fluctuations was a decrease of $1.2 million in fiscal year 2016.

The increase in fiscal year 2015 was primarily due to an increase in maintenance and support from our license business and an increase in customer base through acquisition of Exony partially offset by a reduction in cloud revenue primarily due to the decreased annual contract value from one customer renewal. The impact from foreign currency fluctuations was an increase of $620,000 in fiscal year 2015.

Excluding the impact from any future foreign currency fluctuation, we expect subscription and support revenue to increase in fiscal year 2017 due to the shift from perpetual license business toward a cloud delivery model.

License Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Revenue
License	$14,466	$18,325	$14,800	$(3,859)	(21)%	$3,525	24%
Percentage of total revenue	21%	24%	21%

License revenue was $14.5 million, $18.3 million, and $14.8 million in fiscal years 2016, 2015, and 2014, respectively. This represents a decrease of 21% or $3.9 million, in fiscal year 2016 from fiscal year 2015, compared to an increase of 24% or $3.5 million, in fiscal year 2015 from fiscal year 2014. License revenue represented 21%, 24%, and 21% of total revenue for the fiscal years 2016, 2015, and 2014, respectively.

The decrease in license revenue in fiscal year 2016 was primarily attributable to the shift from perpetual license business toward a cloud delivery model. The impact from the foreign currency fluctuations on license revenue was a decrease of $363,000 in fiscal year 2016.

The increase in license revenue in fiscal year 2015 was primarily attributable to increased demand from new and existing customers. New license and support transactions in fiscal year 2015 included approximately $23.7 million from numerous transactions with an average deal size of $176,000. The impact from the foreign currency fluctuations on license revenue was a decrease of $286,000 in fiscal year 2015.

Given the general unpredictability in the length of current sales cycles, the mix between cloud and license transactions, the uncertainty in the global economy and the volatility of the value of the British pound and Euro in relation to the U.S. dollar, license revenue may increase or decrease in future periods.  However, as we continue the shift from our license to cloud model, we anticipate total license revenue to decrease in fiscal year 2017.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Revenue
Professional services	$12,126	$15,277	$14,985	$(3,151)	(21)%	$292	2%
Percentage of total revenue	17%	20%	21%

Professional services revenue was $12.1 million, $15.3 million, and $15.0 million in fiscal years 2016, 2015 and 2014, respectively. This represented a decrease of 21%, or $3.2 million in fiscal year 2016 compared to fiscal year 2015 and an increase of 2%, or $292,000, in fiscal year 2015 compared to fiscal year 2014.

The decrease in professional services revenue in fiscal year 2016 was primarily attributable to a reduction in time required for an average implementation project as a result of the improvements to our product deployment process. The impact from foreign currency fluctuation was an increase of $468,000.

Professional services revenue in fiscal year 2015 was relatively constant compared to fiscal year 2014. The impact from foreign currency fluctuations was a decrease of $390,000.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase or remain relatively constant in fiscal year 2017.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Cost of revenue	$23,689	$29,141	$23,462	$(5,452)	(19)%	$5,679	24%
Percentage of total revenue	34%	39%	33%
Gross margin	66%	61%	67%

Total cost of revenue was $23.7 million, $29.1 million, and $23.5 million in fiscal years 2016, 2015 and 2014, respectively. This represented a decrease of 19%, or $5.5 million, in fiscal year 2016 compared to fiscal year 2015 and an increase of 24%, or $5.7 million, in fiscal year 2015 compared to fiscal year 2014.

Total cost of revenue as a percentage of total revenue was 34%, 39%, and 33% for fiscal years 2016, 2015 and 2014, respectively.

The decrease in fiscal year 2016 was primarily due to decreases of (i) $4.4 million in personnel and personnel-related expenses; (ii) international subsidiaries’ expenses of approximately $970,000 related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee; and (iii) $376,000 in outside consulting expense partially offset by increases of (i) $240,000 in cloud related expenses such as hosted network and lease cost paid to remote co-location centers and (ii) $26,000 in intangible amortization of customer relationships related to acquired maintenance contracts.

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

Gross margin was 66%, 61% and 67% for fiscal years 2016, 2015 and 2014, respectively.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of Subscription and Support

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Cost of subscription and support	$12,401	$12,082	$8,518	$319	3%	$3,564	42%
Percentage of subscription and support revenue	29%	29%	21%
Gross margin	71%	71%	79%

Cost of subscription and support revenue includes personnel costs for our cloud services and maintenance and support, and to a lesser extent occupancy costs and related overhead. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software, and lease costs paid to remote co-location centers.

Total cost of subscription and support revenue was $12.4 million, $12.1 million, and $8.5 million in fiscal years 2016, 2015 and 2014, respectively. This represented an increase of 3%, or $319,000, in fiscal year 2016 compared to fiscal year 2015 and an increase of 42%, or $3.6 million, in fiscal year 2015 compared to fiscal year 2014. Total cost of subscription and support revenue as a percentage of total subscription and support revenue was 29% (a gross margin of 71%) in fiscal years 2016 and 2015 compared to 21% (a gross margin of 79%) in fiscal year 2014.

The increase in cost of subscription and support revenue in fiscal year 2016 was primarily due to increases of (i) $276,000 in cloud related expenses; (ii) 221,000 in personnel and personnel-related expenses; (iii) $162,000 in outside consulting services; and (iv) $26,000 in intangible amortization of customer relationships related to acquired maintenance contracts partially offset by a decrease of international subsidiaries’ expenses of approximately $364,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of subscription and support revenue to decrease in fiscal year 2017 and the gross margin to increase as we continue to streamline our cloud operations.

Cost of License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Cost of license	$29	$61	$104	$(32)	(52)%	$(43)	(41)%
Percentage of license revenue	-%	-%	1%
Gross margin	100%	100%	99%

Cost of license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of license was $29,000, $61,000 and $104,000 in fiscal years 2016, 2015 and 2014, respectively. This represented a decrease of 52%, or $32,000 in fiscal year 2016 compared to 2015 and a decrease of 41%, or $43,000, in fiscal year 2015 compared to 2014. Total cost of license as a percentage of total license revenue was approximately 0% (a gross margin of 100%) in fiscal years 2016 and 2015 compared to 1% (a gross margin of 99%) in fiscal years 2014.

The decrease in cost of license in fiscal years 2016 and 2015 was primarily due to decrease in third party royalties expense.

We anticipate cost of license as a percentage of total license revenue to remain relatively constant in future periods.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Cost of professional services	$11,259	$16,998	$14,840	$(5,739)	(34)%	$2,158	15%
Percentage of professional services	93%	111%	99%
Gross margin	7%	(11)%	1%

Cost of professional services includes personnel costs for consulting services, and to a lesser extent occupancy costs and related overhead. Total cost of professional services was $11.3 million, $17.0 million and $14.8 million in fiscal years 2016, 2015, and 2014, respectively. This represented a decrease of 34% or $5.7 million, in fiscal year 2016 compared to fiscal year 2015 and an increase of 15% or $2.2 million, in fiscal year 2015 compared to fiscal year 2014. Total cost of professional services as a percentage of total professional services revenue was 93% (gross margin of 7%) in fiscal year 2016 compared to 111% (a negative gross margin of 11%) in fiscal year 2015 and 99% (a gross margin of 1%) in fiscal year 2014.

The decrease in cost of professional services in fiscal year 2016 was primarily due to decreases of (i) $4.6 million in personnel and personnel-related expense from the decreased headcount; (ii) international subsidiaries’ expenses of approximately $606,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee and (ii) $538,000 in outside consulting expenses. The decrease in personnel costs and improved gross margin was due to the reduction in time required for an average implementation project as a result of improvements to our product development process.

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

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to decrease or remain relatively constant and gross margin to increase in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Research and development	$16,063	$16,042	$9,963	$21	0%	$6,079	61%
Percentage of total revenue	23%	21%	14%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $16.1 million, $16.0 million and $10.0 million in fiscal years 2016, 2015 and 2014, respectively. This represented an increase of $21,000 in the fiscal year 2016 compared to fiscal year 2015 and an increase of 61% or $6.1 million, in fiscal year 2015 compared to fiscal year 2014. Total research and development expenses as a percentage of total revenue was 23%, 21%  and 14% for fiscal years 2016, 2015 and 2014, respectively.

Research and development expense in fiscal year 2016 was consistent with fiscal year 2015.

The increase in research and development expense in fiscal year 2015 was primarily due to increases of (i) $4.0 million in personnel and personnel-related expenses from the increased headcount due to Exony acquisition and Company-wide compensation increases, (ii) $1.6 million in intangible amortization of acquired developed software technology, and (iii) $525,000 in outside consulting services partially offset by a decrease of international subsidiaries’ expenses of approximately $61,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to remain relatively constant as a percentage of total revenue in fiscal year 2017 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Sales	$24,628	$28,970	$28,607	$(4,342)	(15)%	$363	1%
Marketing	$3,094	$3,733	$4,760	$(639)	(17)%	$(1,027)	(22)%
Total sales and marketing	$27,722	$32,703	$33,367	$(4,981)	(15)%	$(664)	(2)%
Percentage of total revenue	40%	43%	48%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $27.7 million, $32.7 million and $33.4 million in fiscal years 2016, 2015 and 2014 respectively. This represented a decrease of 15%, or $5.0 million in fiscal year 2016 compared to fiscal year 2015 and a decrease of 2%, or $664,000 in fiscal year 2015 compared to fiscal year 2014. Total sales and marketing expenses as a percentage of total revenue was 40%, 43% and 48% in fiscal years 2016, 2015 and 2014, respectively.

Total sales expense was $24.6 million for fiscal 2016, a decrease of 15% or $4.3 million, from $29.0 million for fiscal year 2015. The decrease in fiscal year 2016 was primarily due to decreases of (i) $3.0 million in personnel and personnel-related expense related to the decreased headcount and (ii) international subsidiaries’ expenses of approximately $1.5 million primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee partially offset by increases of (i) $129,000 in outside consulting and (ii) $67,000 in intangible amortization of customer relationships related to acquired software contracts.

Total marketing expense was $3.1 million for fiscal 2016, a decrease of 17% or $639,000, from $3.7 million for fiscal year 2015. The decrease in fiscal year 2016 was primarily due to decreases of (i) $360,000 in marketing program expenses, (ii) international subsidiaries’ expenses of approximately $184,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (iii) $64,000 in outside consulting and (iv) $32,000 in personnel and personnel-related expense.

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

Total marketing expense was $3.7 million for fiscal 2015, a decrease of 22% or $1.0 million, from $4.8 million for fiscal year 2014. The decrease in fiscal year 2015 was primarily due to decreases of (i) $360,000 in marketing program expenses, (ii) $507,000 in personnel and personnel-related expenses, (iii) $80,000 in outside consulting expenses, and (iv) international subsidiaries’ expenses of approximately $79,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to decrease as a percentage of total revenue in fiscal year 2017.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
General and administrative	$7,774	$9,313	$7,529	$(1,539)	(17)%	$1,784	24%
Percentage of total revenue	11%	12%	11%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. General and administrative expense was $7.8 million, $9.3 million and $7.5 million in the fiscal years 2016, 2015 and 2014, respectively. This represented a decrease of 17% or $1.5 million in fiscal year 2016 compared to fiscal 2015 and an increase of 24% or $1.8 million in fiscal year 2015 compared to fiscal year 2014. Total general and administrative expenses as a percentage of total revenue was 11%, 12% and 11% in fiscal years 2016, 2015 and 2014, respectively.

The decrease in fiscal year 2016 was primarily due to decreases of (i) $888,000 in personnel and personnel-related expense from the decreased headcount; (ii) $798,000 in one-time acquisition transaction costs; (iii) international subsidiaries’ expenses of approximately $215,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; and (iv) $33,000 from outside consulting services, including accounting and audit services partially offset by increases of (i) $336,000 in legal expenses as a result of a June 30, 2015 accrual reversal and (ii) $52,000 in bad debt expense.

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

We anticipate general and administrative expenses to decrease as a percentage of total revenue in fiscal year 2017 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Cost of revenue	$249	$476	$280	$(227)	(48)%	$196	70%
Research and development	472	736	386	(264)	(36)%	350	91%
Sales and marketing	169	574	464	(405)	(71)%	110	24%
General and administrative	298	531	397	(233)	(44)%	134	34%
Total stock-based compensation	$1,188	$2,317	$1,527	$(1,129)	(49)%	$790	52%
Percentage of total revenue	2%	3%	2%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our board of directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense, as the underlying stock options vest.  The decrease of our stock-based compensation expense in fiscal 2016 was primarily due to the decrease in Company-wide headcount as well as decrease in option grant activity. The increase of our stock-based compensation expense in fiscal 2015 was primarily due to the increased Company-wide headcount and increase in option grant activity, particularly to key employees of the Company and its subsidiaries granted in the first quarter of the fiscal year.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to remain relatively constant in fiscal year 2017 based on our anticipated hiring and also, if the stock price increases.

Loss from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(in thousands)
Operating loss	$(5,873)	$(11,286)	$(4,059)	$5,413	(48)%	$(7,227)	178%
Operating margin	(8)%	(15)%	(6)%

Loss from operations was $5.9 million in fiscal year 2016 compared to loss from operations of $11.3 million in fiscal year 2015 and loss from operations of $4.1 million in fiscal year 2014. We recorded a negative operating margin of 8%, 15% and 6% in fiscal years 2016, 2015 and 2014, respectively.

The decrease in operating loss in fiscal year 2016 was due to a decrease in total costs of revenue and operating expenses of $12.0 million and decrease in revenue of $6.5 million. The decrease in revenue was primarily due to a decrease in new license transactions and professional services revenue. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was a decrease of $2.1 million. The decrease in total costs and operating expenses was primarily due to decreases of (i) $7.8 million in in personnel-related costs; (ii) $3.3 million in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (iii) $798,000 in one-time acquisition transaction costs; (iv) $551,000 in outside consulting services which includes accounting, audit and investor relations fees and (v) $360,000 in marketing program expenses partially offset by increases of (i) $321,000 in legal expenses as a result of a June 30, 2015 accrual reversal; (ii) $270,000 in intangible amortization from acquisition; (iii) $245,000 cloud related expenses and (iv) $45,000 in bad debt expense.

The increase in operating loss in fiscal year 2015 was due to an increase in total costs of revenue and operating expenses of $12.9 million and increase in revenue of $5.7 million. The increase in revenue was primarily due to an increase in new license transactions and maintenance and support renewals. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was a decrease of $1.3 million. The increase in total costs and operating expenses was primarily due to increases of (i) $11.7 million in personnel-related costs including an increase of $133,000 in sales commission, (ii) $2.5 million in intangible amortization from acquisition, (iii) $844,000 in one-time acquisition transaction costs, (iv) $443,000 in cloud related expenses, (v) $411,000 in outside consulting services, and (vi) $148,000 in third party partner fees partially offset by decreases of (i) $1.8 million in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee, (ii) $1.0 million in legal fees, (iii) $360,000 in marketing programs expenses, and (iv) $43,000 in license related expenses.

Interest Expense, Net

Net interest expense was $2.0 million, $834,000 and $181,000 in fiscal years 2016, 2015 and 2014, respectively. This represents an increase of 135% or $1.1 million in fiscal year 2016, compared to fiscal year 2015 and an increase of 361% or $653,000 in fiscal year 2015, compared to fiscal year 2014. Interest income was not significant in any year.

The increase in interest expense in fiscal year 2016 and 2015 was primarily due interest incurred on bank borrowing and capital leasing agreements.

Other Income (Expense), Net

Other income was $728,000 in fiscal year 2016, compared to other income of $11,000 in fiscal year 2015 and other expense of $415,000 in fiscal year 2014. Other expense and income in fiscal year 2015 was primarily due to (i) $359,000 reclassification of the accumulated translation expense recorded when liquidating our Inference, SiteBridge and Australia subsidiaries, and (ii) $190,000 in foreign exchange loss and gain on international trade receivables due to the weakening of the British pound and Euro against the dollar in which certain sales were denominated.  Other expense and income in fiscal years 2016 and 2014 primarily included the foreign exchange loss and gain on international trade receivables.

Income Tax Benefit (Provision)

Income tax benefit was $863,000 in fiscal year 2016 and income tax provision of $320,000 and $591,000 in fiscal years 2015 and 2014, respectively. The tax benefit primarily relates to the release of valuation allowance against deferred tax assets in the United Kingdom and reversal of the intangible amortization generated and benefited by Exony Limited (“Exony”) which was acquired in fiscal year 2015, partially offset by the income tax provision for foreign subsidiaries.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2016 and 2015, our cash and cash equivalents was $11.8 million and $9.3 million, respectively. Our working capital was a negative $886,000 as of June 30, 2016, compared to a negative working capital of $2.0 million as of June 30, 2015. As of June 30, 2016, our deferred revenue was $15.7 million, compared to $15.8 million as of June 30, 2015. Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $31.1 million as of June 30, 2016, up from $26.5 million as of June 30, 2015.

As of June 30, 2016 and 2015, our restricted cash was $5,000 and $676,000, respectively. The decrease was primarily attributed to cash earmarked for the payment of Exony’s management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

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

Based upon our fiscal year 2017 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash provided by operating activities was $1.9 million in fiscal year 2016 compared to net cash used in operating activities of $10.5 million in fiscal year 2015 and net cash used in operating activities of $4.7 million in fiscal year 2014. The decrease in cash used was primarily due to a net loss of $6.2 million for the fiscal year 2016 compared to a net loss of $12.4 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts. Decreases in accrued compensation related to the settlement of Exony working capital and management incentive commitments, deferred revenue and accounts receivable decreased due to the timing of prepayments received for cloud customer renewals and improved cash collections led to the improvement in cash used in operations, as well. The increase in accrued liabilities was primarily due to the increase in customer advances.

Net cash used in operating activities was $10.5 million in fiscal year 2015 compared to net cash used in operating activities of $4.7 million in fiscal year 2014. In fiscal year 2015, net cash used by operating activities increased $5.8 million over fiscal year 2014 primarily due to lower net income after adjusting for depreciation and amortization, amortization of deferred commissions, stock-based compensation, and changes in working capital accounts specifically, the addition of acquired intangible amortization of $2.5 million and increases in deferred revenue due to the addition of acquired customer balances from our Exony acquisition, accounts receivable due to timing of prepayments received for cloud customer renewals, accrued liabilities due to the addition of working capital and other consideration accrued as part of the Exony acquisition and accrued compensation due to acquired liabilities from our Exony acquisition.

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

Net cash provided by investing activities was $74,000 compared to net cash used in investing activities of $3.4 million in fiscal year 2015 and net cash used in investing activities of $1.8 million in fiscal year 2014.  Net cash provided by investing activities primarily related to a decrease of $621,000 in restricted cash partially offset by $547,000 of equipment and software purchases. Net cash used in investing activities in fiscal year 2015 primarily related to (i) $1.9 million of cash paid for the acquisition of Exony, net of cash acquired and an increase in restricted cash of $779,000 related to escrow funds reserved for the payment of Exony management incentive bonuses and (ii) $741,000 of equipment and software purchases. Net cash used in investing activities in fiscal year 2014 primarily related to purchases of equipment and software of $1.8 million to support the increase in investment for cloud infrastructure and equipment for new employees.

Net cash provided by financing activities was $1.7 million in fiscal year 2016 compared to net cash provided by financing activities of $13.6 million in fiscal year 2015 and net cash used in financing activities of $1.1 million in fiscal year 2014. Net cash provided by financing activities in in fiscal year 2016 primarily related to (i) $11.8 million in bank borrowings from our bank facility to fund operations and (ii) $172,000 from the exercise of stock options partially offset by (i) $9.5 million repayment of existing bank borrowings; (ii) $498,000 payments on capital lease obligations and (iii) $270,000 payments for debt issue costs.  Net cash provided by financing activities in fiscal year 2015 primarily related to (i) $26.5 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans  and (ii) $339,000 from the exercise of stock options partially offset by (i) the repayment of $12.2 million of existing bank borrowings, (ii) $550,000 payments made for debt issue costs, and (iii) $434,000 principal payments on capital lease obligations. Net cash used in financing activities in fiscal year 2014 primarily included the repayment of $2.9 million of related party notes, payments of $2.7 million on existing bank borrowings, and payments of $144,000 on capital lease obligations partially offset by proceeds from new bank borrowings of $3.0 million, proceeds from exercise of stock options of $578,000 and a $1.0 million decrease in restricted cash.

Commitments

The following table summarizes our contractual obligations as of June 30, 2016 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
					More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Operating leases	$8,767	$1,688	$3,331	$2,816	$932
Capital leases	521	358	163	—	—
Bank borrowings	21,577	1,000	2,000	18,577	—
Cloud services	312	312	—	—	—
Contractual commitments	1,540	976	564	—	—
Total	$32,717	$4,334	$6,058	$21,393	$932

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2016. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2016	2016	2015	2015	2015	2015	2014	2014
	(in thousands, except per share information)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$10,828	$10,330	$10,783	$10,842	$10,070	$10,840	$10,956	$10,445
License	3,807	3,169	5,064	2,426	2,784	5,230	3,583	6,728
Professional services	2,987	2,792	3,139	3,208	4,220	3,162	4,364	3,531
Total revenue	17,622	16,291	18,986	16,476	17,074	19,232	18,903	20,704
Cost of subscription and support	3,065	3,141	3,116	3,079	2,918	3,021	3,264	2,879
Cost of license	5	8	9	7	3	4	26	28
Cost of professional services	2,450	2,572	2,851	3,386	3,442	4,525	4,951	4,080
Total cost of revenue	5,520	5,721	5,976	6,472	6,363	7,550	8,241	6,987
Gross profit	12,102	10,570	13,010	10,004	10,711	11,682	10,662	13,717
Operating Expenses:
Research and development	3,939	4,208	4,016	3,900	3,999	4,142	4,160	3,741
Sales and marketing	6,311	7,126	7,617	6,668	6,716	7,883	9,599	8,505
General and administrative	1,743	1,892	1,893	2,246	1,986	1,812	2,573	2,942
Total operating expenses	11,993	13,226	13,526	12,814	12,701	13,837	16,332	15,188
Income (loss) from operations	109	(2,656)	(516)	(2,810)	(1,990)	(2,155)	(5,670)	(1,471)
Interest expense, net	(437)	(512)	(676)	(333)	(256)	(310)	(145)	(123)
Other income (expense), net	217	345	(74)	240	(157)	15	163	(10)
Loss before income tax benefit (provision)	(111)	(2,823)	(1,266)	(2,903)	(2,403)	(2,450)	(5,652)	(1,604)
Income tax benefit (provision)	1,488	(178)	(113)	(334)	(530)	51	191	(32)
Net Income (loss)	$1,377	$(3,001)	$(1,379)	$(3,237)	$(2,933)	$(2,399)	$(5,461)	$(1,636)
Per share information:
Basic net income (loss) per common share	$0.05	$(0.11)	$(0.05)	$(0.12)	$(0.11)	$(0.09)	$(0.20)	$(0.06)
Weighted average shares used in computing basic net income (loss) per common share	27,096	27,070	27,036	27,022	26,890	26,709	26,657	26,187

Diluted net income (loss) per common share	$0.05	$(0.11)	$(0.05)	$(0.12)	$(0.11)	$(0.09)	$(0.20)	$(0.06)
Weighted average shares used in computing diluted net income (loss) per common share	27,607	27,070	27,036	27,022	26,890	26,709	26,657	26,187

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2016 totaled approximately $11.0 million a 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.10 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

Our cash and cash equivalents, totaling $11.8 million at June 30, 2016, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2016 and 2015 and for the years ended June 30, 2016, 2015, and 2014

eGain Corporation

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Corporation and its subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2016 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 13, 2016

eGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$11,780	$8,633
Restricted cash	5	676
Accounts receivable, less allowance for doubtful accounts of $756 and $768 at June 30, 2016 and 2015, respectively	11,876	13,118
Deferred commissions	787	633
Prepaid expenses	1,480	906
Other current assets	426	719
Total current assets	26,354	24,685
Property and equipment, net	1,688	3,136
Deferred commissions, net of current portion	325	297
Intangible assets, net	4,839	7,620
Goodwill	13,186	13,186
Other assets	1,671	807
Total assets	$48,063	$49,731
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,099	$1,779
Accrued compensation	5,642	6,910
Accrued liabilities	5,670	2,664
Deferred revenue	12,672	14,395
Capital lease obligation	329	471
Bank borrowings	828	505
Total current liabilities	27,240	26,724
Deferred revenue, net of current portion	3,045	1,417
Capital lease obligation, net of current portion	153	295
Bank borrowings, net of current portion	20,223	18,259
Other long term liabilities	1,679	1,937
Total liabilities	52,340	48,632
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity (deficit):
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,108 and 27,022 shares at June 30, 2016 and 2015, respectively	27	27
Additional paid-in capital	342,689	341,329
Notes receivable from stockholders	(81)	(78)
Accumulated other comprehensive loss	(1,663)	(1,170)
Accumulated deficit	(345,249)	(339,009)
Total stockholders' equity (deficit)	(4,277)	1,099
Total liabilities and stockholders' equity (deficit)	$48,063	$49,731

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2016	2015	2014
Revenue:
Subscription and support	$42,783	$42,311	$40,477
License	14,466	18,325	14,800
Professional services	12,126	15,277	14,985
Total revenue	69,375	75,913	70,262
Cost of subscription and support	12,401	12,082	8,518
Cost of license	29	61	104
Cost of professional services	11,259	16,998	14,840
Total cost of revenue	23,689	29,141	23,462
Gross profit	45,686	46,772	46,800
Operating expenses:
Research and development	16,063	16,042	9,963
Sales and marketing	27,722	32,703	33,367
General and administrative	7,774	9,313	7,529
Total operating expenses	51,559	58,058	50,859
Loss from operations	(5,873)	(11,286)	(4,059)
Interest expense, net	(1,958)	(834)	(181)
Other income (expense), net	728	11	(415)
Loss before income tax benefit (provision)	(7,103)	(12,109)	(4,655)
Income tax benefit (provision)	863	(320)	(591)
Net loss	$(6,240)	$(12,429)	$(5,246)
Per share information:
Basic and diluted net loss per common share	$(0.23)	$(0.47)	$(0.21)
Weighted average shares used in computing basic and diluted net loss per common share	27,056	26,609	25,353
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$249	$476	$280
Research and development	$472	$736	$386
Sales and marketing	$169	$574	$464
General and administrative	$298	$531	$397

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended June 30,
	2016	2015	2014
Net loss	$(6,240)	$(12,429)	$(5,246)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(493)	159	198
Cumulative translation adjustments from liquidation of inactive subsidiaries	—	(359)	—
Other comprehensive loss, net of taxes:	(493)	(200)	198
Total comprehensive loss	$(6,733)	$(12,629)	$(5,048)

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity (Deficit)
BALANCES AT JUNE 30, 2013	25,106	25	328,552	(87)	(1,168)	(321,334)	5,988
Repayment on stockholder notes	—	—	—	6	—	—	6
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	365	—	578	—	—	—	578
Stock-based compensation	—	—	1,527	—	—	—	1,527
Net income	—	—	—	—	—	(5,246)	(5,246)
Foreign currency translation adjustments	—	—	—	—	198	—	198
BALANCES AT JUNE 30, 2014	25,471	25	330,657	(83)	(970)	(326,580)	3,049
Repayment on stockholder notes	—	—	—	8	—	—	8
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	341	1	338	—	—	—	339
Stock-based compensation	—	—	2,317	—	—	—	2,317
Share issuance related to business combination	1,210	1	8,017	—	—	—	8,018
Net loss	—	—	—	—	—	(12,429)	(12,429)
Foreign currency translation adjustments	—	—	—	—	159	—	159
Cumulative translation adjustment from liquidation of inactive subsidiaries	—	—	—	—	(359)	—	(359)
BALANCES AT JUNE 30, 2015	27,022	27	341,329	(78)	(1,170)	(339,009)	1,099
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	86	—	172	—	—	—	172
Stock-based compensation	—	—	1,188	—	—	—	1,188
Net loss	—	—	—	—	—	(6,240)	(6,240)
Foreign currency translation adjustments	—	—	—	—	(493)	—	(493)
BALANCES AT JUNE 30, 2016	27,108	$27	$342,689	$(81)	$(1,663)	$(345,249)	$(4,277)

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(6,240)	$(12,429)	$(5,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,057	2,503	2,108
Deferred income taxes	(1,406)	(268)	(36)
Loss on disposal of property and equipment	47	—	—
Amortization of deferred financing costs	231	79	—
Amortization of acquired intangibles	2,781	2,510	—
Stock-based compensation	1,188	2,317	1,527
Provision for doubtful accounts	264	194	258
Amortization of deferred commissions	728	1,006	1,926
Accrued interest on related party notes payable	—	—	19
Changes in operating assets and liabilities
Accounts receivable, net	(272)	(116)	1,542
Deferred commissions	(1,049)	(794)	(568)
Prepaid expenses	(586)	(515)	(48)
Other current assets	248	448	1,217
Other non-current assets	48	44	(51)
Accounts payable	429	(1,093)	(514)
Accrued compensation	(864)	(1,454)	922
Accrued liabilities	3,208	(1,113)	(798)
Deferred revenue	825	(1,566)	(6,558)
Other long term liabilities	230	(256)	(357)
Net cash provided by (used in) operating activities	1,867	(10,503)	(4,659)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,905)	—
Purchases of property and equipment	(547)	(741)	(1,772)
Decrease (increase) in restricted cash	621	(779)	(1)
Net cash provided by (used in) investing activities	74	(3,425)	(1,773)
Cash flows from financing activities:
Payments on related party notes payable	—	—	(2,916)
Payments on bank borrowings	(9,510)	(12,200)	(2,667)
Decrease in restricted cash	—	—	1,000
Payments on capital lease obligation	(498)	(434)	(144)
Proceeds from bank borrowings	11,837	26,450	3,000
Payments made for debt issue costs	(270)	(550)	—
Proceeds from exercise of stock options	172	339	578
Repayments on related party notes receivable	—	8	6
Net cash provided by (used in) financing activities	1,731	13,613	(1,143)
Effect of exchange rate differences on cash and cash equivalents	(525)	163	154
Net increase (decrease) in cash and cash equivalents	3,147	(152)	(7,421)
Cash and cash equivalents at beginning of year	8,633	8,785	16,206
Cash and cash equivalents at end of year	$11,780	$8,633	$8,785

Supplemental cash flow disclosures:
Cash paid for interest	$1,748	$362	$216
Cash paid for income taxes	$282	$412	$480

Non-cash items:
Purchases of equipment through trade accounts payable	$11	$40	$22
Property and equipment acquired under a capital lease	$250	$208	$1,148
Issuance of common stock in connection with business acquisition	$—	$8,018	$—

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based and on-site customer engagement software solutions. For almost two decades, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Germany, France, South Africa, and India.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., Exony Limited (“Exony”), eGain Communications Pvt. Ltd.,  eGain Communications (SA), eGain France S.A.R.L and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

In fiscal year 2016, we closed our Italy (eGain Communications SrL), Netherlands (eGain Communications B.V. and Ireland (eGain Communications Ltd.) offices.

In fiscal year 2015, we liquidated our Inference, SiteBridge and Australia (eGain Communications Pty Ltd) subsidiaries and recorded a reclassification adjustment from accumulated other comprehensive loss on the consolidated balance sheets to other expense on the consolidated statements of operations.

Reclassification

Certain reclassifications have been made to the consolidated statement of cash flows for the fiscal years ended June 30, 2015 and 2014 to confiorm to the presentation of the fiscal year ended June 30, 2016.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a gain of $697,000, a loss of $400,000, and a loss of $405,000 in fiscal years 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2016 and 2015 we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2016, our restricted cash was nominal and as of June 30, 2015, restricted cash consisted primarily of cash earmarked for the payment of Exony’s management incentive bonus which was paid in August 2015, the first anniversary of the Exony acquisition close date.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective balance sheet dates. The carrying value of our bank borrowings and capital lease obligations approximates fair value based on the borrowing rates currently available to us for loans and capital leases with similar terms.

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $11.8 million as of June 30, 2016 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. There were two customers that accounted for 10% and 14%, respectively, of total revenue in fiscal years 2016.  One customer accounted for 10% of total revenue in fiscal year 2015. Two customers accounted for 16% and 10% of total revenue in fiscal year 2014.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. There were two customers that accounted for approximately 23% and 14% of accounts receivable at June 30, 2016. Two customers accounted for approximately 16% and 12%, respectively, of accounts receivable at June 30, 2015. Two customers accounted for approximately 28% and 14% of accounts receivable at June 30, 2014.

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

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We performed annual impairment reviews in June for fiscal years 2016, 2015 and 2014 and found no impairment.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2016, 2015, and 2014, we did not have any such losses.

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

License sales to resellers as a percentage of total revenue were approximately 19%,  15%, and 11% in fiscal years 2016, 2015 and 2014, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

For those contracts that have standalone value, we recognized the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria. For cloud, consulting and implementation services that do not qualify for separate accounting, we recognize the services revenue ratably over the estimated life of the customer cloud relationship, once cloud has gone live or system ready. We estimate the life of these customer cloud relationship at the time the transactions occurred to be approximately 28 months, based on the then average life of all cloud customer relationships.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of June 30, 2016 and 2015 were $820,000 and $294,000, respectively, and $550,000 and $79,000, respectively, and are included net of bank borrowings in the accompanying consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $231,000,  $79,000 and zero for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2016, 2015 and 2014 were $121,000,  $68,000, and $120,000 respectively.

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

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as our foreign operations.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income (loss) for each of the three years in the period ended June 30, 2016 is shown in the accompanying statements of comprehensive income (loss). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets at June 30, 2016 and 2015 consist of accumulated foreign currency translation adjustments.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2016	2015	2014
Net loss applicable to common stockholders	$(6,240)	$(12,429)	$(5,246)
Basic net loss per common share	$(0.23)	$(0.47)	$(0.21)
Weighted average common shares used in computing basic net loss per common share	27,056	26,609	25,353
Effect of dilutive options and warrants outstanding	—	—	—
Weighted average common shares used in computing diluted net loss per common share	27,056	26,609	25,353
Diluted net loss per common share	$(0.23)	$(0.47)	$(0.21)

Weighted average shares of stock options to purchase 2,661,609,  2,718,069, and 2,218,445 shares of common stock as of June 30, 2016, 2015, and 2014, respectively, were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2016, 2015 and 2014 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2016:
North America	$34,922	$(6,078)	$925
EMEA	32,157	3,162	627
Asia Pacific	2,296	(2,957)	136
	$69,375	$(5,873)	$1,688
Year ended June 30, 2015:
North America	$36,551	$(7,382)	$1,615
EMEA	37,666	204	1,142
Asia Pacific	1,696	(4,108)	379
	$75,913	$(11,286)	$3,136
Year ended June 30, 2014:
North America	$38,589	$(996)
EMEA	30,198	1,439
Asia Pacific	1,475	(4,502)
	$70,262	$(4,059)

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our fiscal 2018), and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 Leases, which requires that we recognize lease assets and liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018 (our fiscal 2020), and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim periods within that reporting period, with early application permitted for periods beginning after December 31, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers  (Topic 606)  Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. We are currently evaluating the effects the adoption of this guidance will have on our consolidated financial statements.

In November 2015, the FASB, issued ASU, 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (our fiscal 2018). We have early adopted the ASU as of June 30, 2016. We have adopted this accounting standard prospectively; accordingly, the prior period amounts in our consolidated balance sheets as of June 30, 2016 were not adjusted to conform to the new accounting standard.

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

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2016	2015
Computers and equipment	$2,215	$4,856
Leased Equipment	1,473	1,291
Furniture and fixtures	249	441
Leasehold improvements	553	561
Total	4,490	7,149
Accumulated depreciation and amortization	(2,802)	(4,013)
Property and equipment, net	$1,688	$3,136

Depreciation and amortization expense was $2.1 million, $2.5 million and $2.1 million for the years ended June 30, 2016, 2015 and 2014, respectively. Accumulated depreciation relating to computers, equipment and software under capital leases totaled $1.0 million as of June 30, 2016. Amortization of assets under capital leases is included in depreciation and amortization expense. Disposals of fixed assets were $1.2 million and $6.8 million and for the years ended June 30, 2016, and 2015, respectively. Fully depreciated equipment of $17.6 million and $15.9 million as of June 30, 2016 and 2015, respectively, is not included in the table above.

Accrued compensation consists of the following (in thousands):

	Year Ended June 30,
	2016	2015
Accrued bonuses	$1,514	$2,529
Accrued vacation	1,834	2,021
Payroll and other employee related costs	891	1,223
Accrued commissions	1,403	1,137
Accrued compensation	$5,642	$6,910

Accrued liabilities consists of the following (in thousands):

	Year Ended June 30,
	2016	2015
Accrued other liabilities	$907	1,082
VAT liability	602	1,109
Sales tax payable	193	150
Customer advances	3,968	323
Accrued liabilities	$5,670	$2,664

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

As a condition to entering into the Credit Agreement, we pledged substantially all assets such as accounts receivable and property and equipment as collateral for the benefit of Wells Fargo Bank.

On September 2, 2015, the Company entered into Amendment Number One (the “Amendment”) to that certain Credit Agreement, dated as of November 21, 2014 (as further amended, restated, supplemented or otherwise modified from time to time), among us, the lenders, and Wells Fargo Bank, as administrative agent. Pursuant to the Amendment, we increased the total maximum revolving loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the term loan under the Credit Agreement to $187,500 for the quarters ending September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  Borrowings under the Amendment bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus 6.0%.  In connection with the Amendment, certain fees were also modified such that prior to the first anniversary of the Amendment, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.  The financial covenants concerning minimum EBITDA and liquidity levels contained in the Credit Agreement were modified in the Amendment as follows:

1. we are required to achieve minimum EBITDA of not more negative than $1.68 million for the three (3) month period ended September 30, 2015 and not more negative than $2.228 million for the six (6) month period ending December 31, 2015.  Thereafter, minimum EBITDA levels will be based on amounts agreed to by us and the requisite lenders based upon annual projections delivered to the agent, and the failure to reach an agreement on reset minimum EBITDA levels acceptable to the agent in its sole discretion shall constitute an event of default under the Credit Agreement; and

2. we are required to achieve minimum liquidity of at least $5.5 million for the month ended September 30, 2015; $6.5 million for the month ending October 31, 2015, $7.5 million for the month ending November 30, 2015 and $10.0 million for the month ending December 31, 2015 and at all times thereafter.

As of June 30, 2016, we are in compliance with these financial covenant terms. Given the Company and Wells Fargo Bank are in discussions about the basis for determining minimum EBITDA for the month ending June 30, 2016, there was no minimum EBITDA value applicable for the period.

As of June 30, 2016, balances on the Term Loan and Revolving Loans were $8.9 million and $12.7 million, respectively.  As of June 30, 2015, balances on the Term Loan and Revolving Loans were $9.75 million and $9.5 million, respectively.

The following table summarizes debt maturities during each of the next five fiscal years and thereafter on an aggregate basis as of June 30, 2016 (in thousands):

Bank
Borrowings
2017	$1,000
2018	1,000
2019	1,000
2020	18,577
2021	—
Total bank borrowings	21,577
Less amounts representing deferred financing costs	(526)
Total bank borrowings	21,051
Less current debt maturities	(828)
Bank borrowings, net of current portion	$20,223

Amortization expense related to deferred financing costs amounted to $231,000 and $79,000 and zero for the years ended June 30, 2016, 2015 and 2014, respectively.

4. INCOME TAXES

Loss before income tax benefit (provision) consisted of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
United States	$(11,823)	$(24,621)	$(3,830)
Foreign	4,720	12,512	(825)
Loss before income tax benefit (provision)	$(7,103)	$(12,109)	$(4,655)

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2016	2015	2014

Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	(0.1)	—	(8.3)
Foreign rate differential	(0.8)	(4.9)	(7.1)
Expired net operating losses	—	—	—
Research and development credits	3.5	1.5	3.0
Foreign withholding tax	(5.4)	(2.2)	(1.0)
Nondeductible secondary offering expenditures	—	—	—
Other items	(2.4)	1.8	(2.3)
Net change in valuation allowance	(16.7)	(32.8)	(31.0)
Effective tax rate	12.1%	(2.6)%	(12.7)%

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Current provision:
Federal	$—	$23	$54
Foreign	533	560	567
State	10	5	6
Total current:	543	588	627
Deferred (benefit):
Foreign	(1,406)	(268)	(36)
Total deferred:	(1,406)	(268)	(36)
Income tax (benefit) provision	$(863)	$320	$591

As of June 30, 2016, we had federal and state net operating loss carryforwards of approximately $215.8 million and $35.4 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2019 through 2035, if not utilized. Partial amounts of the net operating losses are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity (deficit). We also had federal research and development credit carryforwards of approximately $2.7 million as of June 30, 2016 which will expire at various dates beginning in 2016 through 2035, if not utilized. The California research and development credit carryforwards are approximately $4.0 million as of June 30, 2016 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards of approximately $4.7 million as of June 30, 2016.

Utilization of the Federal and California net operating losses and credits may be subject to a substantial limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$74,751	$71,671
Research credits	5,289	4,659
Deferred revenue	372	156
Stock-based compensation	111	650
Accruals and Reserves	1,199	1,193
Other	(294)	(580)
Total deferred tax assets	81,428	77,749
Valuation allowance for deferred tax assets	(80,863)	(78,591)
Net deferred tax assets (liabilities), included in other assets and other long term liabilities	$565	$(842)

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carryforwards which had previously been valued against as well as our foreign operations.

The net valuation allowance increased by $2.3 million for the year ended June 30, 2016, compared to the increase of $4.5 million for year ended June 30, 2015, and the increase of $914,000 for year ended June 30, 2014, respectively.

Deferred tax liabilities have not been recognized for $12.2 million of undistributed earnings of our foreign subsidiaries as of June 30, 2016. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Beginning balance	$1,346	$1,290	$1,778
Increases in balances related to tax positions taken during current periods	67	56	58
Decrease in balances related to tax positions taken during prior periods	—	—	(546)
Ending balance	$1,413	$1,346	$1,290

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax (benefit) provision, and the amounts were insignificant for the last three fiscal years.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years 1994-2015 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

5. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance at June 30, 2016 as follows:

Reserved
Stock
Options
Stock options outstanding	2,483,228
Reserved for future grants of stock options	1,910,343
Total reserved shares of common stock for issuance	4,393,571

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

The following table represents the activity under the 2005 Management Stock Option Plan:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price
Balance at June 30, 2013	326,022	693,307	$2.54
Options Exercised	—	(129,641)	$1.23
Options Forfeited / Expired	26,459	(26,459)	$1.23
Balance at June 30, 2014	352,481	537,207	$2.92
Shares Authorized for Issuance	1,000,000	—	$—
Options Granted	(670,200)	670,200	$6.10
Options Exercised	—	(218,691)	$0.91
Options Forfeited / Expired	40,709	(40,709)	$5.95
Balance at June 30, 2015	722,990	948,007	$5.50
Options Granted	(98,875)	98,875	$3.99
Options Exercised	—	(42,864)	$3.08
Options Forfeited / Expired	132,534	(132,534)	$6.29
Balance at June 30, 2016	756,649	871,484	$5.33

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance at June 30, 2013	606,628	1,365,260	$3.06
Options Granted	(583,250)	583,250	$9.68
Options Exercised	—	(138,829)	$1.82
Options Forfeited / Expired	177,246	(177,246)	$8.30
Balance at June 30, 2014	200,624	1,632,435	$4.96
Shares Authorized for Issuance	1,000,000	—	$—
Options Granted	(257,800)	257,800	$4.77
Options Exercised	—	(73,510)	$1.47
Options Forfeited / Expired	150,730	(150,730)	$7.83
Balance at June 30, 2015	1,093,554	1,665,995	$4.83
Options Granted	(199,775)	199,775	$3.98
Options Exercised	—	(39,320)	$0.92
Options Forfeited / Expired	259,915	(259,915)	$6.45
Balance at June 30, 2016	1,153,694	1,566,535	$4.55

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

The following table represents the activity under the 2000 Non-Management Stock Option Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance at June 30, 2013	—	44,090	$0.99
Options Exercised	—	(22,750)	$1.26
Options Forfeited / Expired	—	(160)	$2.40
Balance at June 30, 2014	—	21,180	$0.68
Options Exercised	—	(9,030)	$0.65
Options Forfeited / Expired	—	—	$—
Balance at June 30, 2015	—	12,150	$0.71
Options Exercised	—	(900)	$1.09
Options Forfeited / Expired	—	(1,250)	$0.86
Balance at June 30, 2016	—	10,000	$0.66

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

The following table represents the activity under the 1998 Stock Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance at June 30, 2013	—	168,652	$1.22
Options Exercised	—	(73,984)	$1.86
Options Forfeited / Expired	—	(3,100)	$2.55
Balance at June 30, 2014	—	91,568	$0.66
Options Exercised	—	(39,809)	$0.64
Options Forfeited / Expired	—	(12,800)	$0.67
Balance at June 30, 2015	—	38,959	$0.67
Options Exercised	—	(3,750)	$0.65
Options Forfeited / Expired	—	—	$—
Balance at June 30, 2016	—	35,209	$0.67

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.30-$0.60	24,609	1.99	$0.49	24,609	$0.49
$0.74-$0.74	446,054	3.14	$0.74	446,054	$0.74
$0.75-$3.64	273,136	3.68	$1.85	231,549	$1.59
$3.67-$3.93	265,600	9.15	$3.83	51,472	$3.82
$4.17-$5.28	403,513	6.79	$4.98	261,119	$5.17
$5.30-$6.25	68,863	5.77	$5.55	67,356	$5.53
$6.29-$6.29	450,666	7.99	$6.29	201,643	$6.29
$6.30-$7.94	338,844	6.09	$7.43	218,992	$7.35
$8.02-$13.58	206,843	5.81	$10.19	148,550	$10.08
$15.50-$15.50	5,100	7.25	$15.50	3,400	$15.50
$0.30-$15.50	2,483,228	6.02	$4.75	1,654,744	$4.27

The summary of options vested and exercisable at June 30, 2016 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	2,483,228	$4.75	$1,304,048	6.02
Fully vested and expected to vest options	2,368,157	$4.71	$1,304,048	5.90
Options exercisable	1,654,744	$4.27	$1,304,048	4.82

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $2.82 as of June 30, 2016 that would have been received by the option holders, had they exercised their options on June 30, 2016. The total intrinsic value of stock options exercised during fiscal years 2016, 2015 and 2014 was $53,000,  $1.0 million, and $3.8 million, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2016	2015	2014
Non-cash stock-based compensation expense	$(1,188)	$(2,317)	$(1,527)
Income tax benefit	—	—	—
Net income effect	$(1,188)	$(2,317)	$(1,527)
Net effect on loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.06)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2016, 2015 and 2014 there were 298,650,  928,000, and 583,250 options granted, respectively, with a weighted average fair value of $2.06,  $3.50, and $5.93, per share, respectively, using the following assumptions:

	Year Ended June 30,
	2016	2015	2014
Dividend yield	—	—	—
Expected volatility	61%	79%	80%
Average risk-free interest rate	1.53%	1.66%	1.55%
Expected life (in years)	5.01	4.50	4.50

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

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2016 was $0.9 million, which is expected to be recognized over the weighted average period of 1.29 years.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	6/30/2016	Life	Category
Developed technology	$6,990	$(3,325)	$3,665	4	Research and development
Customer relationships - software contracts	1,380	(1,313)	67	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(510)	1,100	6	Cost of subscription and support
Trade name	150	(143)	7	2	General and administrative
	$10,130	$(5,291)	$4,839

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	6/30/2015	Life	Category
Developed technology	$6,990	$(1,577)	$5,413	4	Research and development
Customer relationships - software contracts	1,380	(623)	757	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(242)	1,368	6	Cost of subscription and support
Trade name	150	(68)	82	2	General and administrative
	$10,130	$(2,510)	$7,620

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2016, 2015 and 2014 was $2.8 million,  $2.5 million and zero, respectively.

Estimated future amortization expense remaining at June 30, 2016 for intangible assets acquired is as follows:

Year Ending
June 30,
2017	$2,090
2018	2,016
2019	438
2020	268
Thereafter	27
Total future amortization expense	$4,839

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Exony, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. For fiscal year ended 2016 and 2015, Exony contributed revenues of $11.2 million and $11.0 million, respectively, and net income of $3.7 million and $793,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March, 2022 and lea se additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord will provide the company with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $364,000 and $39,000 as of June 30, 2016 and 2015, respectively. We lease certain equipment and software under operating and capital leases with various expiration dates.

Rent expense, net of rental income, for facilities under operating leases was $1.9 million, $1.4 million, and $1.4 million, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

We entered into a sublease agreement that commenced on August 8, 2015 and will expire on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We are actively marketing this office space and will reevaluate the sublease exit liability in the first quarter of fiscal 2017. We classified all of the $305,000 lease exit liability in current liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2016. We expect the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured.

A summary of future minimum lease payments is as follows (in thousands):

	Operating	Capital
Fiscal Year June 30,	Leases	Leases
2017	$1,688	$358
2018	1,693	119
2019	1,638	44
2020	1,602	—
2021	1,214	—
Thereafter	932	—
Total minimum lease payments	$8,767	521
Less amounts representing interest		(39)
Total lease obligations		482
Less current capital lease obligation		(329)
Capital lease obligation, net of current portion		$153

Cloud Services

We have agreements with third parties to provide co-location services for cloud operations that expire on various dates through fiscal year 2017. The agreements require payment of a minimum amount per month in return for which the cloud services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $1.1 million, $1.2 million, and $882,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Our commitment for minimum payments under the leases as of June 30, 2016 is $312,000 through year 2017.

 Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2016, future payments for non-cancellable contractual agreements are $976,000 and $564,000 in fiscal years 2017 and 2018, respectively.

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2016, 2015 and 2014, we contributed approximately  $446,000,  $391,000 and zero to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $636,000,  $1.1 million, and $395,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan, or the Gratuity Plan, for all of our Indian employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2016, 2015 and 2014.

Severance Pay – Italy

We accrue a severance provision and pay related taxes to local governmental agencies consistent with local regulatory requirements. There were no severance plan expenses for fiscal year 2016 and insignificant plan expenses for fiscal years 2015 and 2014.We closed the Italy office during fiscal year 2016.

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

   As of June 30, 2016 and 2015, we did not have any Level 1, 2 or 3 assets or liabilities.

10. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2016, 2015 and 2014.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2016 and 2015, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2016
Revenues	$16,476	$18,986	$16,291	$17,622	$69,375
Gross profit	$10,004	$13,010	$10,570	$12,102	$45,686
Income (loss) from operations	$(2,810)	$(516)	$(2,656)	$109	$(5,873)
Net income (loss)	$(3,237)	$(1,379)	$(3,001)	$1,377	$(6,240)
Basic and diluted net income (loss) per share	$(0.12)	$(0.05)	$(0.11)	$0.05	$(0.23)

Fiscal 2015
Revenues	$20,704	$18,903	$19,232	$17,074	$75,913
Gross profit	$13,717	$10,662	$11,682	$10,711	$46,772
Loss from operations	$(1,471)	$(5,670)	$(2,155)	$(1,990)	$(11,286)
Net loss	$(1,636)	$(5,461)	$(2,399)	$(2,933)	$(12,429)
Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.09)	$(0.11)	$(0.47)

12. SUBSEQUENT EVENTS

     The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the year ended June 30, 2016 that required additional disclosures in the consolidated financial statements.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013 Framework), our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

ITEM 9B.OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the internal control over financial reporting of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, eGain Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013 Framework) by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eGain Corporation and its subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2016, and the related financial statement schedule and our report dated September 13, 2016 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 13, 2016

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders, the Proxy Statement.

Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  11.EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

eGAIN COMMUNICATIONS CORPORATION

Date: September 13, 2016	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2016
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 13, 2016
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ DAVID SCOTT	Director	September 13, 2016
David Scott

/s/ GUNJAN SINHA	Director	September 13, 2016
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 13, 2016
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 13, 2016
Brett Shockley

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2016	$768	$264	$(276)	$756
Year ended June 30, 2015	$574	$194	$—	$768
Year ended June 30, 2014	$392	$258	$(76)	$574

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3(i).1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

3(ii).2	Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(iii) on eGain’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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