Form 10-Q
period 2016-09-30
EGAIN Corp
filed 2016-11-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2016
Common Stock $0.001 par value	27,103,871

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,469	$11,780
Restricted cash	6	5
Accounts receivable, less allowance for doubtful accounts of $702 and $756 as of September 30, 2016 and June 30, 2016, respectively	7,275	11,876
Deferred commissions	791	787
Prepaid expense	1,168	1,480
Other current assets	531	426
Total current assets	19,240	26,354
Property and equipment, net	1,379	1,688
Deferred commissions, net of current portion	374	325
Intangible assets, net	4,260	4,839
Goodwill	13,186	13,186
Other assets	1,676	1,671
Total assets	$40,115	$48,063

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,907	$2,099
Accrued compensation	3,138	5,642
Accrued liabilities	4,666	5,670
Deferred revenue	15,473	12,672
Capital lease obligations	273	329
Bank borrowings, net of deferred financing costs	831	828
Total current liabilities	26,288	27,240
Deferred revenue, net of current portion	2,511	3,045
Capital lease obligations, net of current portion	116	153
Bank borrowings, net of current portion and deferred financing costs	15,632	20,223
Other long term liabilities	1,902	1,679
Total liabilities	46,449	52,340
Commitments and contingencies (Note 5)
Stockholders' (deficit) equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,108 shares as of September 30, 2016 and 27,108 shares as of June 30, 2016	27	27
Additional paid-in capital	342,925	342,689
Notes receivable from stockholders	(81)	(81)
Accumulated other comprehensive loss	(1,545)	(1,663)
Accumulated deficit	(347,660)	(345,249)
Total stockholders' (deficit) equity	(6,334)	(4,277)
Total liabilities and stockholders' (deficit) equity	$40,115	$48,063

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
Revenue:
Subscription and support	$10,863	$10,842
License	1,650	2,426
Professional services	2,232	3,208
Total revenue	14,745	16,476
Cost of subscription and support	2,927	3,079
Cost of license	7	7
Cost of professional services	2,130	3,386
Total cost of revenue	5,064	6,472
Gross profit	9,681	10,004
Operating expenses:
Research and development	3,675	3,900
Sales and marketing	5,240	6,668
General and administrative	2,031	2,246
Total operating expenses	10,946	12,814
Loss from operations	(1,265)	(2,810)
Interest expense, net	(422)	(333)
Other income, net	108	240
Loss before income tax provision	(1,579)	(2,903)
Income tax provision	(832)	(334)
Net loss	$(2,411)	$(3,237)
Per share information:
Basic and diluted net loss per common share	$(0.09)	$(0.12)
Weighted average shares used in computing basic and diluted net loss per common share	27,108	27,022

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2016	2015
Net loss	$(2,411)	$(3,237)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	118	(99)
Comprehensive loss	$(2,293)	$(3,336)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,411)	$(3,237)
Adjustments to reconcile net loss to net cash provided by ( used in) operating activities:
Depreciation and amortization	354	549
Amortization of acquired intangibles	579	695
Amortization of deferred commissions	231	195
Amortization of deferred financing costs	44	10
Stock-based compensation	236	513
Changes in operating assets and liabilities:
Accounts receivable	4,437	1,606
Deferred commissions	(306)	(198)
Prepaid expenses	295	(52)
Other current assets	(114)	148
Other non-current assets	5	—
Accounts payable	(194)	(95)
Accrued compensation	(2,469)	(2,787)
Accrued liabilities	(978)	(136)
Deferred revenue	2,496	(2,568)
Other long term liabilities	238	(208)
Net cash provided by (used in) operating activities	2,443	(5,565)
Cash flows from investing activities:
Purchases of property and equipment	(42)	(69)
Decrease (increase) in restricted cash	—	647
Net cash (used in) provided by investing activities	(42)	578
Cash flows from financing activities:
Payments on bank borrowings	(5,250)	(188)
Payments on capital lease obligations	(88)	(256)
Proceeds from bank borrowings	618	4,000
Payments made for deferred financing costs	—	(10)
Net cash (used in) provided by financing activities	(4,720)	3,546
Effect of change in exchange rates on cash and cash equivalents	8	72
Net decrease in cash and cash equivalents	(2,311)	(1,369)
Cash and cash equivalents at beginning of period	11,780	8,633
Cash and cash equivalents at end of period	$9,469	$7,264

Supplemental cash flow disclosures:
Cash paid for interest	$383	$178
Cash paid for taxes	$76	$12
Non-cash items:
Purchases of equipment through trade accounts payable	$19	$90
Property and equipment acquired under a capital lease	$—	$35

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

Basis of Presentation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2016 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2017.

Reclassification

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the three months ended September 30, 2015 to conform to the presentation of the three months ended September 30, 2016.

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

Information relating to our geographic areas for the three months ended September 30, 2016 and 2015 is as follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2016	2015
Total Revenue:
North America	$7,262	$9,600
EMEA	6,978	6,189
Asia Pacific	505	687
	$14,745	$16,476
Operating Income (Loss):
North America	$(2,339)	$(1,202)
EMEA	1,789	(832)
Asia Pacific*	(715)	(776)
	$(1,265)	$(2,810)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,	June 30,
	2016	2016
Long-Lived Assets:
North America	$775	$925
EMEA	491	627
Asia Pacific	113	136
	$1,379	$1,688

For the three months ended September 30, 2016, two customers accounted for 12% and 11% of total revenue. For the three months ended September 30, 2015, two customers accounted for 15% and 11% of total revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 11% and 6% for the three months ended September 30, 2016 and 2015, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of September 30, 2016 were $820,000 and $338,000, respectively, and are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Deferred financing costs and accumulated amortization with Wells Fargo Bank as of June 30, 2016 were $820,000 and $294,000, respectively. Amortization of deferred financing costs recorded as interest expense was $44,000 and $10,000 for the three months ended September 30, 2016 and 2015, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended
	September 30,
	2016	2015
Stock-Based Compensation:
Cost of revenue	$45	$94
Research and development	88	147
Sales and marketing	58	132
General and administrative	45	140
Total stock-based compensation expense:	$236	$513

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the three months ended September 30, 2016 and 2015, we granted options to purchase 40,000 and 150,150 shares of common stock with a weighted-average fair value of $1.26 and $2.15, per share, respectively, using the following assumptions:

	Three Months Ended
	September 30,
	2016	2015
Dividend yield	—	—
Expected volatility	56%	64%
Average risk-free interest rate	1.13%	1.55%
Expected life (in years)	4.95	5.05

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2016 was $731,635, which is expected to be recognized over the weighted-average period of 1.23 years. There were zero and 1,000 options exercised during the three months ended September 30, 2016 and 2015, respectively.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal 2019), and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our fiscal 2018), and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2016	2015
Net loss applicable to common stockholders	$(2,411)	$(3,237)
Basic net loss per common stock	$(0.09)	$(0.12)
Weighted-average common shares used in computing basic net loss per common share	27,108	27,022
Effect of dilutive options	—	—
Weighted-average common shares used in computing diluted net loss per common share	27,108	27,022
Diluted net loss per common stock	$(0.09)	$(0.12)

Weighted-average shares of stock options to purchase 2,478,930 and 2,677,727 shares of common stock for the three months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. In addition, the Credit Agreement contains financial covenants which initially require us to achieve minimum EBITDA and liquidity levels. However, subject to the conditions of the Credit Agreement, once we have achieved a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.50 to 1.00 and a Leverage Ratio of less than 2.50 to 1.00, we will be required to comply with a minimum Fixed Charge Coverage Ratio and a specific Leverage Ratio.

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

On September 2, 2015, the Company entered into Amendment Number One (the “Amendment”) to that certain Credit Agreement, dated as of November 21, 2014 (as further amended, restated, supplemented or otherwise modified from time to time), among us, the lenders, and Wells Fargo Bank, as administrative agent. Pursuant to the Amendment, we increased the total maximum revolving loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the term loan under the Credit Agreement to $187,500 for the quarters ending September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  Borrowings under the Amendment bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus 6.0%.  In connection with the Amendment, certain fees were also modified such that prior to the first anniversary of the Amendment, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.  The financial covenants concerning minimum EBITDA and liquidity levels contained in the Credit Agreement were modified in the Amendment as follows:

1. We are required to achieve minimum EBITDA of not more negative than $1.68 million for the three (3) month period ended September 30, 2015 and not more negative than $2.228 million for the six (6) month period ending December 31, 2015.  Thereafter, minimum EBITDA levels will be based on amounts agreed to by us and the requisite lenders based upon annual projections delivered to the agent, and the failure to reach an agreement on reset minimum EBITDA levels acceptable to the agent in its sole discretion shall constitute an event of default under the Credit Agreement; and

2. We are required to achieve minimum liquidity of at least $10.0 million for the month ending December 31, 2015 and at all times thereafter.

As of September 30, 2016, we are in compliance with these financial covenant terms. Given the Company and Wells Fargo Bank are in discussions about the basis for determining minimum EBITDA for the three months ended September 30, 2016, there was no minimum EBITDA value applicable for the period.

As of September 30, 2016 and June 30, 2016, balances on the Term Loan and Revolving Loans were (unaudited, in thousands):

	September 30,	June 30,
	2016	2016
Bank Borrowings:
Term Loan	$8,625	$8,875
Revolving Loan	8,320	12,702
Subtotal of bank borrowings	16,945	21,577
Less amounts representing deferred financing costs	(482)	(526)
Total bank borrowings	16,463	21,051
Less current maturities	(831)	(828)
Bank borrowings, net of current portion and deferred financing costs	$15,632	$20,223

Note 4. Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom in fiscal year 2016.  The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangibles as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as different tax rates in our foreign operations.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2016 and in the three months ended September 30, 2016.

Note 5. Commitments and Contingencies

Leases

         We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified all of the $305,000 lease exit liability in current liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2016. We expect the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured. We are actively marketing this office space and have received offers to sublease the space. We will reevaluate the sublease exit liability in the second quarter of fiscal 2017.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2016 and June 30, 2016. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

As of September 30, 2016 and June 30, 2016, we did not have any material Level 1, 2, or 3 assets or liabilities.

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

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three months ended September 30, 2016 and 2015, there were no shares repurchased.

Note 8. Intangible assets

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance September 30, 2016	Life	Income Statement Category
Developed technology	$ 6,990	$ (3,762)	$ 3,228	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	-	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(578)	1,032	6	Cost of sales
Trade name	150	(150)	-	2	General and administrative expense
	$ 10,130	$ (5,870)	$ 4,260

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2016	Life	Income Statement Category
Developed technology	$ 6,990	$ (3,325)	$ 3,665	4	Research and development expense
Customer relationships - software contracts	1,380	(1,313)	67	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(510)	1,100	6	Cost of sales
Trade name	150	(143)	7	2	General and administrative expense
	$ 10,130	$ (5,291)	$ 4,839

Amortization expense related to the above intangible assets for the three months ended September 30, 2016 and 2015 was $579,000 and $695,000, respectively.

Estimated future amortization expense remaining at September 30, 2016 for intangible assets acquired is as follows:

Year Ending June 30,
2017	$1,512
2018	2,016
2019	438
2020	268
thereafter	26
Total future amortization expense	$4,260

Note 9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report.

Overview

eGain is a leading provider of cloud-based customer engagement software solutions. For over a decade, we have helped businesses that sell to consumers, or B2C enterprises, improve customer experience, grow sales, and reduce cost across the web, social, phone and store channels – using our best-in-class knowledge management, digital engagement and contact center analytics capabilities. Hundreds of global enterprises rely on us to transform fragmented sales engagement and customer service operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Germany, France, South Africa and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of September 30, 2016, unbilled deferred revenue decreased to $26.8 million, from approximately $31.1 million as of June 30, 2016.

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

Adjusted EBITDA, a non-GAAP financial measure, is defined as net loss, adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision (benefit), amortization of acquired intangibles, and severance and related charges.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
Revenue	$14,745	$16,476
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	16	20
Non-GAAP Revenue	14,761	16,496
Gross Profit	9,681	10,004

Adjusted EBITDA
Net loss	$(2,411)	$(3,237)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	16	20
Depreciation and amortization	354	549
Stock-based compensation expense	236	513
Interest expense, net	422	333
Income tax provision	832	334
Amortization of acquired intangible assets	579	695
Severance and related charges	47	24
Adjusted EBITDA	$75	$(769)

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

There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2016, which we filed with the Securities and Exchange Commission, or SEC, on September 13, 2016.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 13, 2016 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2016.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 11% and 6% for the three months ended September 30, 2016 and 2015, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of September 30, 2016, deferred revenue increased to $18.0 million, compared to $15.7 million as of June 30, 2016.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
Revenue:
Subscription and support	74%	66%
License	11%	15%
Professional services	15%	19%
Total revenue	100%	100%
Cost of subscription and support	20%	19%
Cost of license	—%	—%
Cost of professional services	14%	20%
Total cost of revenue	34%	39%
Gross profit	66%	61%
Operating expenses:
Research and development	25%	24%
Sales and marketing	36%	40%
General and administrative	14%	14%
Total operating expenses	75%	78%
Loss from operations	(9)%	(17)%

Revenue

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
Subscription and support	$10,863	$10,842	$21	0%
License	1,650	2,426	(776)	(32)%
Professional services	2,232	3,208	(976)	(30)%
Total revenue	$14,745	$16,476	$(1,731)	(11)%

Total revenue decreased 11% to $14.7 million in the quarter ended September 30, 2016 from the comparable year-ago quarter. The decrease is attributable to the shift from perpetual license business towards a cloud delivery model and lower professional services revenue due to a reduction in time and effort required for an average project.

Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue increased to $10.9 million in the quarter ended September 30, 2016 from $10.8 million in the comparable year-ago quarter.

License revenue decreased 32% to $1.7 million in the quarter ended September 30, 2016 from $2.4 million in the comparable year-ago quarter.  The decrease in license revenue was primarily due to the shift from perpetual license business towards a cloud delivery model.

Professional services revenue decreased 30% to $2.2 million in the quarter ended September 30, 2016 from $3.2 million in the comparable year-ago quarter. The decrease in professional services revenue was primarily due to a reduction in time and effort required for an average project as a result of improvements in our product deployment process.

Revenue by Geographic Area

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
Domestic	$7,262	$9,600	$(2,338)	(24)%
International	7,483	6,876	607	9%
Total revenue	$14,745	$16,476	$(1,731)	(11)%

Revenue from domestic sales decreased primarily due to lower license and support revenue associated with the shift towards a cloud delivery model. Revenue from international sales increased 9% to $7.5 million in the quarter ended September 30, 2016 from $6.9 million in the comparable year-ago quarter.   The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $1.2 million in total revenue in the three months ended September 30, 2016. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
Subscription and support	$2,927	$3,079	$(152)	(5)%
License	7	7	—	—%
Professional services	2,130	3,386	(1,256)	(37)%
Total cost of revenue	$5,064	$6,472	$(1,408)	(22)%
Percentage of total revenue	34%	39%
Gross margin	66%	61%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue decreased 22% to $5.1 million in the quarter ended September 30, 2016 from $6.5 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $891,000 in personnel and personnel-related expenses resulting from improvements to our product that has simplified the deployment process thereby reducing the effort previously required, and the business decision to shift these services over to our partners; (ii) $313,000 in the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $220,000 in outside consulting services; partially offset by an increase of $18,000 in cloud related expense such as hosted network and lease costs paid to remote co-location centers. Gross margin for the quarter ended September 30, 2016 was 66% compared to 61% in the comparable year-ago quarter.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollars and changes in severance and related charges, we anticipate cost of subscription and support to remain relatively constant in dollar terms in fiscal year 2017 and the gross margin to remain relatively constant as we continue to invest in our cloud infrastructure. We anticipate cost of license and the cost of professional services to remain relatively constant based upon our current business plan.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
Research and development	$3,675	$3,900	$(225)	(6)%
Percentage of total revenue	25%	24%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development decreased 6% to $3.7 million in the quarter ended September 30, 2016 from $3.9 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $29,000 in personnel and personnel-related expenses; (ii) $74,000 in outside consulting services; and (iii) $133,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by an increase of $11,000 in amortization of intangible assets. Total research and development revenue as a percentage of total revenue was 25% and 24% for the quarters ended September 30, 2016 and 2015, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate research and development expense to be relatively constant in dollar terms in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
Sales and marketing	$5,240	$6,668	$(1,428)	(21)%
Percentage of total revenue	36%	40%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 21% to $5.2 million in the quarter ended September 30, 2016 from $6.7 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $881,000 in personnel and personnel-related expenses; (ii) $293,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; (iii) $163,000 in marketing program expenses; and (iv) $105,000 in amortization of intangible assets. Total sales and marketing expense as a percentage of total revenue was 36% and 40% for the quarters ended September 30, 2016 and 2015, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate sales and marketing expense to increase moderately in dollar terms in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
General and administrative	$2,031	$2,246	$(215)	(10)%
Percentage of total revenue	14%	14%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 10% to $2.0 million in the quarter ended September 30, 2016 from $2.2 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $426,000 in personnel and personnel-related expense; (ii) $86,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by increases of (i) $295,000 in bad debt expense; and (ii) $71,000 from outside consulting services. Total general and administrative expense as a percentage of total revenue was 14% and 14% for the quarters ended September 30, 2016 and 2015, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate general and administrative expense to decrease in dollar terms in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	%
Loss from operations	$(1,265)	$(2,810)	$1,545	55%
Operating margin	(9)%	(17)%

Loss from operations in the quarter ended September 30, 2016 was $1.3 million which included $579,000 of amortization of purchased intangible assets and $236,000 of stock-based compensation expenses, compared to loss from operations of $2.8 million which included $695,000 of amortization of purchased intangible assets and $513,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 9% negative operating margin in the quarter ended September 30, 2016, compared to a 17% negative operating margin in the comparable year-ago quarter.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $422,000 and $333,000 in the three months ended September 30, 2016 and 2015, respectively. The increase in interest expense primarily relates to interest paid on higher average bank borrowings and capital leasing agreements.

Other Income, Net

Other income, net was $108,000  and $240,000 for the three months ended September 30, 2016 and 2015, respectively. Other income, net primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $832,000 and $334,000 for the three months ended September 30, 2016 and 2015, respectively. The income tax provision primarily relates to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of September 30, 2016 our cash and cash equivalents was  $9.5 million compared to cash and cash equivalents of $11.8 million as of June 30, 2016.

As of September 30, 2016, our deferred revenue was $18.0 million compared to $15.8 million on June 30, 2016.  Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $26.8 million as of September 30, 2016,  down from $31.1 million as of June 30, 2016.

As of September 30, 2016, we reduced bank borrowings by $4.6 million to $16.9 million from $21.6 million as of June 30, 2016.

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

Cash Flows

Net cash provided by operating activities was $2.4 million for the three months ended September 30, 2016 compared to cash used in operating activities of $5.6 million in the comparable year-ago period. The increase in cash provided was primarily due to a  reduced net loss of $2.4 million for the three months ended September 30, 2016 compared to a net loss of $3.2 million in the comparable year-ago period before adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts. The decrease in accounts receivable due to improved cash collections and increase in deferred revenue led to the improvement in cash provided by operations.

Net cash used in investing activities was $42,000 during the three months ended September 30, 2016 compared to net cash provided by investing activities of $578,000 million during the comparable year-ago period. The net cash used in investing activities during the three months ended September 30, 2016 was related to the purchase of equipment. The net cash provided by investing activities for the three months ended September 30, 2015 was primarily attributed to a decrease of $647,000 in restricted cash.

Net cash used in financing activities was $4.7 million during the three months ended September 30, 2016 compared to net cash provided by financing activities of $3.5 million during the comparable year-ago period. Net cash used in financing activities for the three months ended September 30, 2016 primarily related to $5.3 million in repayment of borrowings from our bank facilities, and $88,000 payments on capital lease obligations, partially offset by new bank borrowings of $618,000.

Commitments

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified all of the $305,000 lease exit liability in current liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2016. We expect the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured. We are actively marketing this office space and have received offers to sublease the space. We will reevaluate the sublease exit liability in the second quarter of fiscal 2017.

There was no other significant change to our contractual obligations since June 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016 we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There was no significant change since June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2016 totaled approximately $9.9 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $9.5 million as of September 30, 2016, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, if we fail to comply with the covenants or payment obligations specified in the Loans, we may trigger an event of default in which case and Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Loans, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the Loans collateral, which consists of substantially all our assets. If the debt under the Loans were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of September 30, 2016 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 51% and 42% of our revenue from international sales for the quarters ended September 30, 2016 and 2015, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2016,  approximately 43% of our workforce was employed in India. Of these employees, 33% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our Service Level Agreements, or SLA, provides for service credits for system unavailability, and in some cases, indemnities for loss, damage or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 39% of our outstanding capital stock as of September 29, 2016, of which our

Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

The interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. In October 2015, the European Court of Justice invalidated a safe harbor agreement between the United States and European Union member states which addressed how many U.S. companies handle personal information of their European customers. In October 2015, the Court of Justice of the European Union declared the Safe Harbor invalid. In February 2016, the European Commission announced an agreement with the U. S. Department of Commerce to replace the invalidated Safe Harbor agreement on transatlantic data flows with a new E.U.-U.S. "Privacy Shield." Nevertheless, legal uncertainty remains concerning E.U.-to-U.S. data transfers. The Privacy Shield will not be effective until it is approved by the E.U.'s 28 member states. Laws governing data privacy and security are constantly evolving. In addition, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

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

There were no repurchased shares of stock in the quarter ended September 30, 2016.

Item 5. Other Information

        The Board of Directors of eGain (the “Board”) approved variable payouts for certain of its executive officers in accordance with the Company’s executive compensation strategy. The variable payouts (at 70% of target for the fiscal year ended June 30, 2016), were determined to be as follows:

For Eric Smit, the Company’s Chief Financial Officer, a variable payout for fiscal 2016 of $35,000 was approved.

For Promod Narang, the Company’s Senior Vice President of Products, a variable payout for fiscal 2016 of $35,000 was approved.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: November 9, 2016	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

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