Form 10-Q
period 2016-12-31
EGAIN Corp
filed 2017-02-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2017
Common Stock $0.001 par value	27,105,471

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2016

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,727	$11,780
Restricted cash	6	5
Accounts receivable, less allowance for doubtful accounts of $650 and $756 as of December 31, 2016 and June 30, 2016, respectively	8,538	11,876
Deferred commissions	704	787
Prepaid expense	699	1,480
Other current assets	437	426
Total current assets	20,111	26,354
Property and equipment, net	1,395	1,688
Deferred commissions, net of current portion	355	325
Intangible assets, net	3,756	4,839
Goodwill	13,186	13,186
Other assets	1,648	1,671
Total assets	$40,451	$48,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,713	$2,099
Accrued compensation	3,571	5,642
Accrued liabilities	2,379	5,670
Deferred revenue	13,729	12,672
Capital lease obligations	327	329
Bank borrowings, net of deferred financing costs	833	828
Total current liabilities	22,552	27,240
Deferred revenue, net of current portion	3,179	3,045
Capital lease obligations, net of current portion	87	153
Bank borrowings, net of current portion and deferred financing costs	20,033	20,223
Other long term liabilities	1,763	1,679
Total liabilities	47,614	52,340
Commitments and contingencies (Note 5)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,105 shares as of December 31, 2016 and 27,108 shares as of June 30, 2016	27	27
Additional paid-in capital	343,144	342,689
Notes receivable from stockholders	(81)	(81)
Accumulated other comprehensive loss	(1,544)	(1,663)
Accumulated deficit	(348,709)	(345,249)
Total stockholders' deficit	(7,163)	(4,277)
Total liabilities and stockholders' deficit	$40,451	$48,063

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue:
Subscription and support	$10,982	$10,783	$21,845	$21,625
License	1,418	5,064	3,068	7,490
Professional services	2,599	3,139	4,831	6,347
Total revenue	14,999	18,986	29,744	35,462
Cost of subscription and support	2,800	3,116	5,727	6,195
Cost of license	4	9	11	16
Cost of professional services	2,259	2,851	4,389	6,237
Total cost of revenue	5,063	5,976	10,127	12,448
Gross profit	9,936	13,010	19,617	23,014
Operating expenses:
Research and development	3,231	4,016	6,906	7,916
Sales and marketing	5,541	7,617	10,781	14,285
General and administrative	1,462	1,893	3,493	4,139
Total operating expenses	10,234	13,526	21,180	26,340
Loss from operations	(298)	(516)	(1,563)	(3,326)
Interest expense, net	(459)	(676)	(881)	(1,009)
Other (loss) income, net	(73)	(74)	35	166
Loss before income tax provision	(830)	(1,266)	(2,409)	(4,169)
Income tax provision	(219)	(113)	(1,051)	(447)
Net loss	$(1,049)	$(1,379)	$(3,460)	$(4,616)
Per share information:
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.13)	$(0.17)
Weighted average shares used in computing basic and diluted net loss per common share	27,106	27,036	27,107	27,029

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(1,049)	$(1,379)	$(3,460)	$(4,616)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	1	(66)	119	(165)
Comprehensive loss	$(1,048)	$(1,445)	$(3,341)	$(4,781)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,460)	$(4,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	1,092
Amortization of acquired intangibles	1,083	1,390
Amortization of deferred commissions	455	359
Amortization of deferred financing costs	87	104
Deferred income taxes	(7)	(10)
Stock-based compensation	459	742
Provisions for doubtful accounts	38	169
Changes in operating assets and liabilities:
Accounts receivable	2,817	1,540
Deferred commissions	(453)	(353)
Prepaid expenses	745	(111)
Other current assets	(35)	108
Other non-current assets	25	145
Accounts payable	(426)	344
Accrued compensation	(1,950)	(1,758)
Accrued liabilities	(3,204)	533
Deferred revenue	1,704	(2,838)
Other long term liabilities	122	(16)
Net cash used in operating activities	(1,326)	(3,176)
Cash flows from investing activities:
Purchases of property and equipment	(223)	(342)
Decrease in restricted cash	—	639
Net cash (used in) provided by investing activities	(223)	297
Cash flows from financing activities:
Payments on bank borrowings	(5,500)	(4,443)
Payments on capital lease obligations	(175)	(332)
Proceeds from bank borrowings	5,227	9,000
Payments made for deferred financing costs	—	(270)
Payments on common stock repurchased	(5)	—
Proceeds from exercise of stock options	2	74
Net cash (used in) provided by financing activities	(451)	4,029
Effect of change in exchange rates on cash and cash equivalents	(53)	9
Net (decrease) increase in cash and cash equivalents	(2,053)	1,159
Cash and cash equivalents at beginning of period	11,780	8,633
Cash and cash equivalents at end of period	$9,727	$9,792

Supplemental cash flow disclosures:
Cash paid for interest	$808	$848
Cash paid for taxes	$136	$145
Non-cash items:
Purchases of equipment through trade accounts payable	$90	$98
Property and equipment acquired under a capital lease	$117	$132

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

Reclassification

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the six months ended December 31, 2015 to conform to the presentation of the six months ended December 31, 2016.

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

Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Accounting Standards Codification (“ASC”) 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment and all required financial segment information can be found in the condensed consolidated financial statements.

Information relating to our geographic areas for the three and six months ended December 31, 2016 and 2015 is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Total Revenue:
North America	$7,600	$8,904	$14,862	$18,504
EMEA	7,289	9,517	14,267	15,706
Asia Pacific	110	565	615	1,252
	$14,999	$18,986	$29,744	$35,462
Operating Income (Loss):
North America	$(1,468)	$(1,914)	$(3,807)	$(3,116)
EMEA	2,247	2,124	4,036	1,292
Asia Pacific*	(1,077)	(726)	(1,792)	(1,502)
	$(298)	$(516)	$(1,563)	$(3,326)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,	June 30,
	2016	2016
Long-Lived Assets:
North America	$759	$925
EMEA	555	627
Asia Pacific	81	136
	$1,395	$1,688

Concentration of Credit Risks

For the three months ended December 31, 2016,  one customer accounted for 10% of total revenue. For the three months ended December 31, 2015, two customers accounted for 18% and 10% of total revenue.

For the six months ended December 31, 2016,  two customers each accounted for 10% of total revenue. For the six months ended December 31, 2015, one customer accounted for 17% of total revenue.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 9% and 20% for the three months ended December 31, 2016 and 2015, respectively. License sales to resellers as a percentage of total revenue were approximately 10% and 14% for the six months ended December 31, 2016 and 2015, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of December 31, 2016 were $820,000 and $381,000, respectively, and are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Deferred financing costs and accumulated amortization with Wells Fargo Bank as of June 30, 2016 were $820,000 and $294,000, respectively. Amortization of deferred financing costs recorded as interest expense was $43,000 and $87,000 for the three and six months ended December 31, 2016, respectively, and $94,000 and $104,000 for the three and six months ended December 31, 2015, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Stock-Based Compensation:
Cost of revenue	$34	$66	$79	$160
Research and development	81	123	169	270
Sales and marketing	58	(62)	116	70
General and administrative	50	102	95	242
Total stock-based compensation expense:	$223	$229	$459	$742

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a Registration Statement on Form S-8.

During the three months ended December 31, 2016 and 2015, we granted options to purchase 46,100 and 110,600 shares of common stock with a weighted-average fair value of $1.17 and $2.08, per share, respectively. During the six months ended December 31, 2016 and 2015, we granted options to purchase 86,100 and 260,750 shares of common stock with a weighted-average fair value of $1.21 and $2.12, per share, respectively,  using the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Dividend yield	—	—	—	—
Expected volatility	52%	58%	54%	62%
Average risk-free interest rate	1.61%	1.59%	1.39%	1.57%
Expected life (in years)	5.03	5.05	5.98	5.00

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2016 was $579,713, which is expected to be recognized over the weighted-average period of 1.30 years. There were 1,600  options exercised during the three and six months ended December 31, 2016, respectively. There were 26,264 and 27,264 options exercised during the three and six months ended December 31, 2015, respectively.

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash, which provides specific guidance on how to classify restricted cash.  ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal 2019), and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim periods within that reporting period, with early application permitted for periods beginning after December 31, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers  (Topic 606)  Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies certain required disclosure of performance obligations and contract modifications under Topic 606. We are currently evaluating the effects the adoption of this guidance will have on our consolidated financial statements.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss applicable to common stockholders	$(1,049)	$(1,379)	$(3,460)	$(4,616)
Basic net loss per common stock	$(0.04)	$(0.05)	$(0.13)	$(0.17)
Weighted-average common shares used in computing basic net loss per common share	27,106	27,036	27,107	27,029
Effect of dilutive options	—	—	—	—
Weighted-average common shares used in computing diluted net loss per common share	27,106	27,036	27,107	27,029
Diluted net loss per common stock	$(0.04)	$(0.05)	$(0.13)	$(0.17)

Weighted-average shares of stock options to purchase 2,397,027 and 2,437,979 shares of common stock for the three and six months ended December 31, 2016, respectively, and 2,748,011 and 2,712,869 shares of common stock for the three and six months ended December 31, 2015, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

On September 2, 2015, the Company entered into Amendment Number One (the “Amendment”) to that certain Credit Agreement, dated as of November 21, 2014 (as further amended, restated, supplemented or otherwise modified from time to time), among us, the lenders, and Wells Fargo Bank, as administrative agent. Pursuant to the Amendment, we increased the total maximum revolving loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the term loan under the Credit Agreement to $187,500 for the quarters ended September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  Borrowings under the Amendment bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus 6.0%.  In connection with the Amendment, certain fees were also modified such that prior to the first anniversary of the Amendment, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.  The financial covenants concerning minimum EBITDA and liquidity levels contained in the Credit Agreement were modified in the Amendment as follows:

1. We were required to achieve minimum EBITDA of not more negative than $1.68 million for the three (3) month period ended September 30, 2015 and not more negative than $2.228 million for the six (6) month period ended December 31, 2015.  Thereafter, minimum EBITDA levels will be based on amounts agreed to by us and the requisite lenders based upon annual projections delivered to the agent, and the failure to reach an agreement on reset minimum EBITDA levels acceptable to the agent in its sole discretion shall constitute an event of default under the Credit Agreement; and

2. We were required to achieve minimum liquidity of at least $10.0 million for the month ended December 31, 2015 and at all times thereafter.

As of December 31, 2016, we are in compliance with these financial covenant terms. On January 27, 2016, the Company and Wells Fargo Bank amended the Credit Agreement to modify minimum EBITDA, minimum liquidity and certain other financial covenants. See Note 9 Subsequent Events.

As of December 31, 2016 and June 30, 2016, balances on the Term Loan and Revolving Loans were (unaudited, in thousands):

	December 31,	June 30,
	2016	2016
Bank Borrowings:
Term Loan	$8,375	$8,875
Revolving Loan	12,930	12,702
Subtotal of bank borrowings	21,305	21,577
Less amounts representing deferred financing costs	(439)	(526)
Total bank borrowings	20,866	21,051
Less current maturities	(833)	(828)
Bank borrowings, net of current portion and deferred financing costs	$20,033	$20,223

Note 4. Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax (“ASC 740”). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom in fiscal year 2016.  The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangibles as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as different tax rates in our foreign operations.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2016 and in the six months ended December 31, 2016.

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

In December 2016, we entered into a two year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2016 and June 30, 2016. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 6. Fair Value Measurement

ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

As of December 31, 2016 and June 30, 2016, we did not have any material Level 1, 2, or 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. We do not have any derivative financial instruments. We believe the reported carrying amounts of these financial instruments approximate fair value, based upon their short-term nature and comparable market information available at the respective condensed consolidated balance sheet dates. Based on borrowing rates currently available to the Company for loans and capital leases with similar terms, the carrying value of the bank borrowings and capital lease obligations approximates fair value.

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three and six months ended December 31, 2016, we repurchased 4,557 shares of common stock related to a departed employee. There were no shares repurchased for the three and six months ended December 31, 2015.

Note 8. Intangible assets

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance December 31, 2016	Life	Income Statement Category
Developed technology	$ 6,990	$ (4,199)	$ 2,791	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	-	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(645)	965	6	Cost of sales
Trade name	150	(150)	-	2	General and administrative expense
	$ 10,130	$ (6,374)	$ 3,756

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2016	Life	Income Statement Category
Developed technology	$ 6,990	$ (3,325)	$ 3,665	4	Research and development expense
Customer relationships - software contracts	1,380	(1,313)	67	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(510)	1,100	6	Cost of sales
Trade name	150	(143)	7	2	General and administrative expense
	$ 10,130	$ (5,291)	$ 4,839

Amortization expense related to the above intangible assets for the three and six months ended December 31, 2016 was $504,000 and $1.1 million, respectively. Amortization expense related to the above intangible assets for the three and six months ended December 31, 2015 was $695,000 and $1.4 million, respectively.

Estimated future amortization expense remaining at December 31, 2016 for intangible assets acquired is as follows:

Year Ending June 30,
2017	$1,008
2018	2,016
2019	438
2020	268
thereafter	26
Total future amortization expense	$3,756

Note 9. Subsequent Events

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (the “Amendment No. 2”), which amends the Credit Agreement dated as of November 21, 2014, among the Company, Wells Fargo Bank, National Association, as agent, and the lenders party thereto (as amended, the “Credit Agreement”).  Pursuant to the Amendment, the Applicable Margin (as defined in the Credit Agreement) at which LIBOR loans advanced under the Credit Agreement bear interest may now be either 5.5% per annum or 7.0% per annum, depending on the Company’s “TTM Recurring Revenue Calculation” (as defined in the Credit Agreement).  The TTM Recurring Revenue Calculation is based on the Company’s consolidated trailing twelve months of revenue relating to hosted, subscription and maintenance fee revenues attributable to the Company’s software.  Loans may also bear interest under the Credit Agreement at the Base Rate (as defined in the Credit Agreement) and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  Under the Amendment No. 2, a 1.0% fee will also be payable until the first anniversary of the Amendment No. 2 on the amount of any voluntary prepayment of the term loan advanced under the Credit Agreement or the amount of any voluntary reduction of revolving commitments provided under the Credit Agreement.

The Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the “Financial Covenant Replacement Date” (as defined in the Credit Agreement) has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters (as such terms are defined in the Credit Agreement).  In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date.

Under the Amendment No. 2 the minimum EBITDA (as defined in the Credit Agreement and specific to Wells Fargo) levels the Company is required to achieve on and prior to the Financial Covenant Replacement Date were modified to be, as of the end of each fiscal quarter, at the least the amount set forth in the table below for the applicable period opposite such amount:

Applicable Amount	Applicable Period
($900,000)	For the four quarter period ending December 31, 2016
($2,000,000)	For the four quarter period ending March 31, 2017
($4,500,000)	For the four quarter period ending June 30, 2017
($6,100,000)	For the four quarter period ending September 30, 2017
($5,100,000)	For the four quarter period ending December 31, 2017
($3,800,000)	For the four quarter period ending March 31, 2018
($3,000,000)	For the four quarter period ending June 30, 2018
($1,500,000)	For the four quarter period ending September 30, 2018
$0	For the four quarter period ending December 31, 2018
$1,500,000	For the four quarter period ending March 31, 2019
$3,000,000	For the four quarter period ending June 30, 2019
$4,000,000	For the four quarter period ending September 30, 2019

In addition, the amount of Liquidity (as defined in the Credit Agreement) the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10 million to $4 million.

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

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of December 31, 2016, unbilled deferred revenue decreased to $29.5 million, from approximately $31.1 million as of June 30, 2016.

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

Adjusted EBITDA, a non-GAAP financial measure, is defined as net loss, adjusted for the impact of purchase accounting adjustments to deferred revenue related to acquisitions, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax provision, amortization of acquired intangibles, and severance and related charges.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue	$14,999	$18,986	$29,744	$35,462
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	8	19	24	39
Non-GAAP Revenue	15,007	19,005	29,768	35,501
Gross Profit	9,936	13,010	19,617	23,014

Adjusted EBITDA
Net loss	$(1,049)	$(1,379)	$(3,460)	$(4,616)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	8	19	24	39
Depreciation and amortization	320	543	674	1,092
Stock-based compensation expense	223	229	459	742
Interest expense, net	459	676	881	1,009
Income tax provision	219	113	1,051	447
Amortization of acquired intangible assets	504	695	1,083	1,390
Severance and related charges	—	147	47	171
Adjusted EBITDA	$684	$1,043	$759	$274

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 13, 2016 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2016.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 9% and 20% for the three months ended December 31, 2016 and 2015, respectively. License sales to resellers as a percentage of total revenue were approximately10% and 14% for the six months ended December 31, 2016 and 2015, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue:
Subscription and support	73%	57%	73%	61%
License	10%	27%	11%	21%
Professional services	17%	16%	16%	18%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	19%	16%	19%	17%
Cost of license	—%	—%	—%	—%
Cost of professional services	15%	15%	15%	18%
Total cost of revenue	34%	31%	34%	35%
Gross profit	66%	69%	66%	65%
Operating expenses:
Research and development	22%	22%	23%	22%
Sales and marketing	37%	40%	36%	40%
General and administrative	9%	10%	12%	12%
Total operating expenses	68%	72%	71%	74%
Loss from operations	(2)%	(3)%	(5)%	(9)%

Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Subscription and support	$10,982	$10,783	$199	2%	$21,845	$21,625	$220	1%
License	1,418	5,064	(3,646)	(72)%	3,068	7,490	(4,422)	(59)%
Professional services	2,599	3,139	(540)	(17)%	4,831	6,347	(1,516)	(24)%
Total revenue	$14,999	$18,986	$(3,987)	(21)%	$29,744	$35,462	$(5,718)	(16)%

Total revenue decreased 21% to $15.0 million in the quarter ended December 31, 2016 from the comparable year-ago quarter. Total revenue decreased 16% to $29.7 million for the six months ended December 31, 2016 from the comparable year-ago period. The decreases are attributable to the shift from perpetual license business towards a cloud delivery model and lower professional services revenue due to a reduction in time and effort required for an average project.

Subscription and support revenue, which is comprised of cloud, term license and software maintenance and support revenue, increased to 2% to $11.0 million in the quarter ended December 31, 2016 from $10.8 million in the comparable year-ago quarter. Subscription and support revenue increased 1% to $21.8 million in the six months ended December 31, 2016 from $21.6 million in the comparable year-ago period. The increases in subscription and support revenue were primarily due to increases in the cloud business.

License revenue decreased 72% to $1.4 million in the quarter ended December 31,  2016 from $5.1 million in the comparable year-ago quarter. License revenue decreased 59% to $3.1 million in the six month ended December 31, 2016 from $7.5 million in the comparable year-ago quarter.  The decreases in license revenue were primarily due to the shift from perpetual license business towards a cloud delivery model.

Professional services revenue decreased 17% to $2.6 million in the quarter ended December 31, 2016 from $3.1 million in the comparable year-ago quarter. Professional services revenue decreased 24% to $4.8 million in the six months ended December 31, 2016 from $6.3 million in the comparable year-ago period. The decreases in professional services revenue were primarily due to a reduction in time and effort required for an average project as a result of improvements in our product deployment process.

Revenue by Geographic Area

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Domestic	$7,600	$8,904	$(1,304)	(15)%	$14,862	$18,504	$(3,642)	(20)%
International	7,399	10,082	(2,683)	(27)%	14,882	16,958	(2,076)	(12)%
Total revenue	$14,999	$18,986	$(3,987)	(21)%	$29,744	$35,462	$(5,718)	(16)%

Revenue from domestic sales decreased primarily due to lower license and support revenue associated with the shift towards a cloud delivery model. Revenue from domestic sales decreased 15% to $7.6 million in the three months ended December 31, 2016 from $8.9 million in the comparable year-ago quarter.   Revenue from international sales decreased 27% to $7.4 million in the three months ended December 31, 2016 from $10.1 million in the comparable year-ago quarter.

Revenue from domestic sales decreased 20% to $14.9 million in the six months ended December 31, 2016 from $18.5 million in the comparable year-ago period.  Revenue from international sales decreased 12% to $14.9 million in the six months ended December 31, 2016 from $17.0 million in the comparable year-ago period.

         The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $1.5 million and $2.8 million in total revenue in the three and six months ended December 31, 2016, respectively. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Subscription and support	$2,800	$3,116	$(316)	(10)%	$5,727	$6,195	$(468)	(8)%
License	4	9	(5)	(56)%	11	16	(5)	(31)%
Professional services	2,259	2,851	(592)	(21)%	4,389	6,237	(1,848)	(30)%
Total cost of revenue	$5,063	$5,976	$(913)	(15)%	$10,127	$12,448	$(2,321)	(19)%
Percentage of total revenue	34%	31%			34%	35%
Gross margin	66%	69%			66%	65%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue decreased 15% to $5.1 million in the quarter ended December 31, 2016 from $6.0 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $459,000 in personnel and personnel-related expenses, (ii) $436,000 in foreign exchange fluctuation mainly between the U.S. Dollar and British Pound caused by the effects of Brexit,  as well as the Euro, and India Rupee; and (iii) $89,000 in outside consulting services; partially offset by an increase of $80,000 in hosting related expenses.  Gross margin for the quarter ended December 31, 2016 was 66% compared to 69% in the comparable year-ago quarter.

Total cost of revenue decreased 19% to $10.1 million in the six months ended December 31, 2016 from $12.4 million in the comparable year-ago period. The change was primarily due to decreases of (i)  $1.4 million in personnel and personnel-related expenses resulting from improvements to our product that has simplified the deployment process thereby reducing the effort previously required, and the business decision to shift these services over to our partners; (ii) $814,000 in foreign exchange fluctuation mainly between the U.S. Dollar and British Pound caused by the effects of Brexit,  as well as the Euro, and India Rupee; (iii) $341,000 in outside consulting services; partially offset by an increase of $178,000 in cloud related expense such as hosted network and lease costs paid to remote co-location centers. Gross margin for the six months ended December 31, 2016 was 66% compared to 65% in the comparable year-ago period.

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

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Research and development	$3,231	$4,016	$(785)	(20)%	$6,906	$7,916	$(1,010)	(13)%
Percentage of total revenue	22%	22%			23%	22%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development decreased 20% to $3.2 million in the quarter ended December 31, 2016 from $4.0 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $564,000 in personnel and personnel-related expenses; (ii) $40,000 in outside consulting services; and (iii) $182,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 22% for the quarters ended December 31, 2016 and 2015, respectively.

Total costs for research and development decreased 13% to $6.9 million in the six months ended December 31, 2016 from $7.9 million in the comparable year-ago period. The change was primarily due to decreases of (i) $603,000 in personnel and personnel-related expenses; (ii) $67,000 in outside consulting services; and (iii) $340,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee. Total research and development revenue as a percentage of total revenue was 23% and 22% for the six months ended December 31, 2016 and 2015, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate research and development expense to be relatively constant in dollar terms in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Sales and marketing	$5,541	$7,617	$(2,076)	(27)%	$10,781	$14,285	$(3,504)	(25)%
Percentage of total revenue	37%	40%			36%	40%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 27% to $5.5 million in the quarter ended December 31, 2016 from $7.6 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $1.8 million in personnel and personnel-related expenses; (ii) $446,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $173,000 in amortization of intangible assets; partially offset by increases of (i) $244,00 in marketing programs and (ii) $125,000 outside consulting services.  Total sales and marketing expense as a percentage of total revenue was 37% and 40% for the quarters ended December 31, 2016 and 2015, respectively.

Sales and marketing expense decreased 25% to $10.8 million in the six months ended December 31, 2016 from $14.3 million in the comparable year-ago period. The change was primarily due to decreases of (i) $2.6 million in personnel and personnel-related expenses; (ii) $871,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $278,000 in amortization of intangible assets; partially offset by $143,000 outside consulting services and $82,000 in marketing programs. Total sales and marketing expense as a percentage of total revenue was 36% and 40% for the quarters ended December 31, 2016 and 2015, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate sales and marketing expense to increase moderately in dollar terms in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
General and administrative	$1,462	$1,893	$(431)	(23)%	$3,493	$4,139	$(646)	(16)%
Percentage of total revenue	9%	10%			12%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 23% to $1.5 million in the quarter ended December 31, 2016 from $1.9 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $322,000 in personnel and personnel-related expense; and (ii) $94,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee;  and (iii) $214,000 in bad debt expense; partially offset by an increase of $249,000 from audit and tax services. Total general and administrative expense as a percentage of total revenue was 9% and 10% for the quarters ended December 31, 2016 and 2015, respectively.

Total general and administrative expense decreased 16% to $3.5 million in the six months ended December 31, 2016 from $4.1 million in the comparable year-ago period. The change was primarily due to decreases of (i) $764,000 in personnel and personnel-related expense; (ii) $213,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by increases of (i) $127,000 in bad debt expense; and (ii) $286,000 from audit and tax services. Total general and administrative expense as a percentage of total revenue was 12% for the six months ended December 31, 2016 and 2015, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate general and administrative expense to decrease in dollar terms in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2016	2015	Change	%	2016	2015	Change	%
Loss from operations	$(298)	$(516)	$218	42%	$(1,563)	$(3,326)	$1,763	53%
Operating margin	(2)%	(3)%			(5)%	(9)%

Loss from operations in the quarter ended December 31, 2016 was $298,000 which included $504,000 of amortization of purchased intangible assets and $223,000 of stock-based compensation expenses, compared to loss from operations of $516,000 which included $695,000 of amortization of purchased intangible assets and $229,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 2% negative operating margin in the quarter ended December 31, 2016, compared to a 3% negative operating margin in the comparable year-ago quarter.

        Loss from operations in the six months ended December 31, 2016 was $1.6 million which included $1.1 million of amortization of purchased intangible assets and $459,000 of stock-based compensation expenses, compared to loss from operations of $3.3 million which included $1.4 million of amortization of purchased intangible assets and $742,000 of stock-based compensation expenses in the comparable year-ago period. We recorded a 5% negative operating margin in the six months ended December 31, 2016, compared to a 9% negative operating margin in the comparable year-ago period.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $459,000 and $676,000 in the three months ended December 31, 2016 and 2015, respectively. Interest expense, net was $881,000 and $1.0 million in the six months ended December 31, 2016 and 2015, respectively. The decrease in interest expense primarily relates to interest paid on lower average bank borrowings.

Other (Loss) Income, Net

Other loss, net was $73,000  and $74,000 for the three months ended December 31, 2016 and 2015, respectively.  Other income, net was $35,000 and $166,000 for the six months ended December 31, 2016 and 2015, respectively. Other (loss) income, net primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $219,000 and $113,000 for the three months ended December 31, 2016 and 2015, respectively. We recorded an income tax provision of $1.1 million and $447,000 for the six months ended December 31, 2016 and 2015, respectively. The income tax provision primarily relates to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of December 31, 2016 our cash and cash equivalents was  $9.7 million compared to cash and cash equivalents of $11.8 million as of June 30, 2016.

As of December 31, 2016, our deferred revenue was $16.9 million compared to $15.7 million on June 30, 2016.  Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $29.5 million as of December 31, 2016,  down from $31.1 million as of June 30, 2016.

As of December 31, 2016, we reduced bank borrowings by $300,000 to $21.3 million from $21.6 million as of June 30, 2016.

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

Cash Flows

Net cash used in operating activities was $1.3 million for the six months ended December 31, 2016 compared to net cash used in operating activities of $3.2 million in the comparable year-ago period. The decrease in cash used was primarily due to a  reduced net loss of $3.5 million for the six months ended December 31, 2016 compared to a net loss of $4.6 million in the comparable year-ago period before adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts. The decrease in accounts receivable due to improved cash collections and increase in deferred revenue led to the improvement in cash used in operations.

Net cash used in investing activities was $223,000 during the six months ended December 31, 2016 compared to net cash provided by investing activities of $297,000 during the comparable year-ago period. The net cash used in investing activities during the six months ended December 31, 2016 was related to the purchase of equipment. The net cash provided by investing activities for the six months ended December 31, 2015 was primarily attributed to a decrease of $639,000 in restricted cash partially offset by $342,000 of equipment and software purchases.

Net cash used in financing activities was $451,000 during the six months ended December 31, 2016 compared to net cash provided by financing activities of $4.0 million during the comparable year-ago period primarily due to reduced borrowing of $3.8 million.  Net cash provided in financing activities for the six months ended December 31, 2015 primarily related to proceeds from bank borrowings of $9.0 million partially offset by $4.4 million in repayment of borrowings from our bank facilities.

Commitments

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified all of the $305,000 lease exit liability in current liabilities in the accompanying consolidated balance sheets as of June 30, 2016. We expected the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured.

In December 2016, we entered into a two year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense.

There was no other significant change to our contractual obligations since June 30, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016 we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There was no significant change since June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2016 totaled approximately $9.6 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $9.7 million as of December 31, 2016, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of December 31, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of December 31, 2016 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 49% and 47% of our revenue from international sales for the quarters ended December 31, 2016 and 2015, respectively.  We derived 50% and 53% of our revenue from international sales for the six months ended December 31, 2016 and 2015, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2016,  approximately 44% of our workforce was employed in India. Of these employees, 33% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of December 31, 2016, of which our

Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

For the three and six months ended December 31, 2016, we repurchased 4,557 shares of common stock related to a departed employee. There were no shares repurchased for the three and six months ended December 31, 2015.

Item 5. Other Information

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: February 9, 2017	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

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