Form 10-Q
period 2017-03-31
EGAIN Corp
filed 2017-05-10
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock $0.001 par value	27,105,471

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,345	$11,780
Restricted cash	6	5
Accounts receivable, less allowance for doubtful accounts of $353 and $756 as of March 31, 2017 and June 30, 2016, respectively	7,745	11,876
Deferred commissions	773	787
Prepaid expenses	1,262	1,480
Other current assets	378	426
Total current assets	20,509	26,354
Property and equipment, net	1,240	1,688
Deferred commissions, net of current portion	645	325
Intangible assets, net	3,252	4,839
Goodwill	13,186	13,186
Other assets	2,005	1,671
Total assets	$40,837	$48,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,624	$2,099
Accrued compensation	4,221	5,642
Accrued liabilities	2,680	5,670
Deferred revenue	15,811	12,672
Capital lease obligations	178	329
Bank borrowings, net of deferred financing costs	787	828
Total current liabilities	26,301	27,240
Deferred revenue, net of current portion	3,851	3,045
Capital lease obligations, net of current portion	64	153
Bank borrowings, net of current portion and deferred financing costs	18,391	20,223
Other long term liabilities	1,727	1,679
Total liabilities	50,334	52,340
Commitments and contingencies (Note 5)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,105 shares as of March 31, 2017 and 27,108 shares as of June 30, 2016	27	27
Additional paid-in capital	343,275	342,689
Notes receivable from stockholders	(81)	(81)
Accumulated other comprehensive loss	(1,494)	(1,663)
Accumulated deficit	(351,224)	(345,249)
Total stockholders' deficit	(9,497)	(4,277)
Total liabilities and stockholders' deficit	$40,837	$48,063

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue:
Subscription and support	$10,137	$10,330	$31,982	$31,955
License	1,156	3,169	4,224	10,659
Professional services	2,557	2,792	7,388	9,139
Total revenue	13,850	16,291	43,594	51,753
Cost of subscription and support	3,149	3,141	8,876	9,335
Cost of license	24	8	35	24
Cost of professional services	2,486	2,572	6,875	8,809
Total cost of revenue	5,659	5,721	15,786	18,168
Gross profit	8,191	10,570	27,808	33,585
Operating expenses:
Research and development	3,360	4,208	10,266	12,124
Sales and marketing	5,102	7,126	15,883	21,412
General and administrative	1,560	1,892	5,053	6,031
Total operating expenses	10,022	13,226	31,202	39,567
Loss from operations	(1,831)	(2,656)	(3,394)	(5,982)
Interest expense, net	(470)	(512)	(1,351)	(1,521)
Other income, net	12	345	47	512
Loss before income tax provision	(2,289)	(2,823)	(4,698)	(6,991)
Income tax provision	(226)	(178)	(1,277)	(625)
Net loss	$(2,515)	$(3,001)	$(5,975)	$(7,616)
Per share information:
Basic and diluted net loss per common share	$(0.09)	$(0.11)	$(0.22)	$(0.28)
Weighted average shares used in computing basic and diluted net loss per common share	27,105	27,070	27,107	27,043

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net loss	$(2,515)	$(3,001)	$(5,975)	$(7,616)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	50	(16)	169	(182)
Comprehensive loss	$(2,465)	$(3,017)	$(5,806)	$(7,798)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,975)	$(7,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	962	1,598
Amortization of acquired intangibles	1,587	2,086
Amortization of deferred commissions	667	566
Amortization of deferred financing costs	147	186
Deferred income taxes	(147)	(41)
Stock-based compensation	589	988
Provisions for doubtful accounts	278	343
Loss on disposal of fixed assets	9	—
Changes in operating assets and liabilities:
Accounts receivable	3,442	5,461
Deferred commissions	(1,021)	(590)
Prepaid expenses	192	(358)
Other current assets	33	(125)
Other non-current assets	(115)	14
Accounts payable	535	356
Accrued compensation	(1,336)	(2,213)
Accrued liabilities	(2,906)	(248)
Deferred revenue	4,446	(766)
Other long term liabilities	71	33
Net cash provided by (used in) operating activities	1,458	(326)
Cash flows from investing activities:
Purchases of property and equipment	(416)	(440)
Decrease in restricted cash	—	634
Net cash provided by (used in) investing activities	(416)	194
Cash flows from financing activities:
Payments on bank borrowings	(9,750)	(9,260)
Payments on capital lease obligations	(350)	(416)
Proceeds from bank borrowings	7,860	9,000
Payments made for deferred financing costs	(130)	(270)
Payments on common stock repurchased	(5)	—
Proceeds from exercise of stock options	2	151
Net cash used in financing activities	(2,373)	(795)
Effect of change in exchange rates on cash and cash equivalents	(104)	(165)
Net decrease in cash and cash equivalents	(1,435)	(1,092)
Cash and cash equivalents at beginning of period	11,780	8,633
Cash and cash equivalents at end of period	$10,345	$7,541

Supplemental cash flow disclosures:
Cash paid for interest	$1,216	$1,315
Cash paid for taxes	$214	$207
Non-cash items:
Purchases of equipment through trade accounts payable	$28	$39
Property and equipment acquired under a capital lease	$117	$217

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of SaaS (“Software-as-a-Service”) solutions for customer engagement. For almost two decades, our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, mobile, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented customer engagement operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Germany, France and India.

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

Reclassification

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended March 31, 2016 to conform to the presentation of the nine months ended March 31, 2017.

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

Information relating to our geographic areas for the three and nine months ended March 31, 2017 and 2016 is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Total Revenue:
North America	$6,435	$6,633	$21,297	$25,136
EMEA	7,038	8,968	21,305	24,674
Asia Pacific	377	690	992	1,943
	$13,850	$16,291	$43,594	$51,753
Operating Income (Loss):
North America	$(2,950)	$(4,049)	$(6,757)	$(7,165)
EMEA	1,935	1,947	5,971	3,239
Asia Pacific*	(816)	(554)	(2,608)	(2,056)
	$(1,831)	$(2,656)	$(3,394)	$(5,982)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31,	June 30,
	2017	2016
Long-Lived Assets:
North America	$612	$925
EMEA	551	627
Asia Pacific	77	136
	$1,240	$1,688

Concentration of Credit Risks

For the three months ended March 31, 2017, one customer accounted for 15% of total revenue. For the three months ended March 31, 2016, two customers accounted for 16% and 10% of total revenue.

For the nine months ended March 31, 2017, one customer accounted for 13% of total revenue. For the nine months ended March 31, 2016, two customers accounted for 16% and 10% of total revenue.

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

•

Delivery or performance has occurred: Software is delivered to customers electronically, and license files are delivered electronically. Delivery is considered to have occurred when we provide the customer access to the software along with a license file and/or login credentials.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 7% and 14% for the three months ended March 31, 2017 and 2016, respectively. License sales to resellers as a percentage of total revenue were approximately 9% and 14% for the nine months ended March 31, 2017 and 2016, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. Deferred financing costs and accumulated amortization as of March 31, 2017 were $950,000 and $441,000, respectively, and are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Deferred financing costs and accumulated amortization with Wells Fargo Bank as of June 30, 2016 were $820,000 and $294,000, respectively. Amortization of deferred financing costs recorded as interest expense was $60,000 and $147,000 for the three and nine months ended March 31, 2017, respectively, and $82,000 and $186,000 for the three and nine months ended March 31, 2016, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Stock-Based Compensation:
Cost of revenue	$33	$44	$112	$204
Research and development	57	104	226	374
Sales and marketing	1	46	117	116
General and administrative	39	52	134	294
Total stock-based compensation expense:	$130	$246	$589	$988

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the Securities and Exchange Commission on a Registration Statement on Form S-8.

During the three months ended March 31, 2017 and 2016, we granted options to purchase 99,825 and 29,500 shares of common stock with a weighted-average fair value of $1.16 and $1.79, per share, respectively. During the nine months ended March 31, 2017 and 2016, we granted options to purchase 185,925 and 290,250 shares of common stock with a weighted-average fair value of $1.23 and $2.08, per share, respectively, using the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Expected volatility	57%	56%	55%	61%
Average risk-free interest rate	1.94%	1.37%	1.59%	1.54%
Expected life (in years)	5.92	5.05	6.03	5.00

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2017 was $477,462, which is expected to be recognized over the weighted-average period of 1.22 years. There were 0 and 1,600 options exercised during the three and nine months ended March 31, 2017, respectively. There were 42,003 and 69,267 options exercised during the three and nine months ended March 31, 2016, respectively.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2017-04”) Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from goodwill impairment testing. The Board also eliminated requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 (our fiscal 2021), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides specific guidance on how to classify restricted cash. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net loss applicable to common stockholders	$(2,515)	$(3,001)	$(5,975)	$(7,616)
Basic and diluted net loss per common stock	$(0.09)	$(0.11)	$(0.22)	$(0.28)
Weighted-average common shares used in computing basic and diluted net loss per common share	27,105	27,070	27,107	27,043

Weighted-average shares of stock options to purchase 2,408,687 and 2,428,357 shares of common stock for the three and nine months ended March 31, 2017, respectively, and 2,668,595 and 2,698,219 shares of common stock for the three and nine months ended March 31, 2016, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the “Financial Covenant Replacement Date” (as defined in the Credit Agreement) has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters (as such terms are defined in the Credit Agreement).  In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of March 31, 2017, the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants were not met, and the Financial Covenant Replacement Date was not deemed to have occurred.

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

As of March 31, 2017, we were in compliance with these financial covenant terms.

As of March 31, 2017 and June 30, 2016, balances on the Term Loan and Revolving Loans were (unaudited, in thousands):

	March 31,	June 30,
	2017	2016
Bank Borrowings:
Term Loan	$8,125	$8,875
Revolving Loan	11,562	12,702
Subtotal of bank borrowings	19,687	21,577
Less amounts representing deferred financing costs	(509)	(526)
Total bank borrowings	19,178	21,051
Less current maturities	(787)	(828)
Bank borrowings, net of current portion and deferred financing costs	$18,391	$20,223

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2016 and in the nine months ended March 31, 2017.

Note 5. Commitments and Contingencies

Leases

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified the $305,000 lease exit liability in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2016. We expect the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured.

In December 2016, we entered into a two year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income from the sublease was $179,000 for the three and nine months ended March 31, 2017.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2017 and June 30, 2016. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Note 6. Fair Value Measurement

ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

As of March 31, 2017 and June 30, 2016, we did not have any material Level 1, 2, or 3 assets or liabilities.

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

Note 7. Share Repurchase Program

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. For the three and nine months ended March 31, 2017, we repurchased 0 and 4,557 shares of common stock related to a departed employee. There were no shares repurchased for the three and nine months ended March 31, 2016.

Note 8. Intangible Assets

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance March 31, 2017	Life	Income Statement Category
Developed technology	$ 6,990	$ (4,636)	$ 2,354	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	-	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(712)	898	6	Cost of sales
Trade name	150	(150)	-	2	General and administrative expense
	$ 10,130	$ (6,878)	$ 3,252

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2016	Life	Income Statement Category
Developed technology	$ 6,990	$ (3,325)	$ 3,665	4	Research and development expense
Customer relationships - software contracts	1,380	(1,313)	67	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(510)	1,100	6	Cost of sales
Trade name	150	(143)	7	2	General and administrative expense
	$ 10,130	$ (5,291)	$ 4,839

Amortization expense related to the above intangible assets for the three and nine months ended March 31, 2017 was $504,000 and $1.6 million, respectively. Amortization expense related to the above intangible assets for the three and nine months ended March 31, 2016 was $696,000 and $2.1 million, respectively.

Estimated future amortization expense remaining as of March 31, 2017 for intangible assets acquired is as follows:

Year Ending June 30,
2017	$504
2018	2,016
2019	438
2020	268
thereafter	26
Total future amortization expense	$3,252

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

Overview

eGain is a leading provider of SaaS solutions for customer engagement. For almost two decades,  our solutions have helped improve customer experience, grow sales, and optimize service processes across the web, mobile, social, and phone channels. Hundreds of global enterprises rely on us to transform fragmented customer engagement operations into unified customer engagement hubs. We have operations in the United States, United Kingdom, Germany, France, and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of March 31, 2017, unbilled deferred revenue increased to $33.8 million from approximately $31.1 million as of June 30, 2016.

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

The following table presents our key financial measures, including a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue	$13,850	$16,291	$43,594	$51,753
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	9	19	33	58
Non-GAAP Revenue	$13,859	$16,310	$43,627	$51,811
Gross Profit	$8,191	$10,570	$27,808	$33,585

Adjusted EBITDA
Net loss	$(2,515)	$(3,001)	$(5,975)	$(7,616)
Add: Purchase accounting adjustments to deferred revenue related to acquisitions	9	19	33	58
Depreciation and amortization	288	506	962	1,598
Stock-based compensation expense	130	246	589	988
Interest expense, net	470	512	1,351	1,521
Income tax provision	226	178	1,277	625
Amortization of acquired intangible assets	504	696	1,587	2,086
Severance and related charges	74	564	121	734
Adjusted EBITDA	$(814)	$(280)	$(55)	$(6)

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

There were no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2016, which we filed with the Securities and Exchange Commission, or SEC, on September 13, 2016.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 13, 2016 and determined that there were no significant changes to our critical accounting policies in the three months ended March 31, 2017.

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

We periodically sell to resellers. License sales to resellers as a percentage of total revenue were approximately 7% and 14% for the three months ended March 31, 2017 and 2016, respectively. License sales to resellers as a percentage of total revenue were approximately 9% and 14% for the nine months ended March 31, 2017 and 2016, respectively. Revenue from sales to resellers is generally recognized upon delivery to the reseller but depends on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, if there are any return provisions, price protection or other allowances, the reseller’s financial status and our experience with the particular reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue:
Subscription and support	73%	63%	73%	62%
License	8%	20%	10%	21%
Professional services	19%	17%	17%	17%
Total revenue	100%	100%	100%	100%
Cost of subscription and support	23%	19%	20%	18%
Cost of license	—%	—%	—%	—%
Cost of professional services	18%	16%	16%	17%
Total cost of revenue	41%	35%	36%	35%
Gross profit	59%	65%	64%	65%
Operating expenses:
Research and development	24%	26%	24%	24%
Sales and marketing	37%	44%	36%	41%
General and administrative	11%	11%	12%	12%
Total operating expenses	72%	81%	72%	77%
Loss from operations	(13)%	(16)%	(8)%	(12)%

Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
Subscription and support	$10,137	$10,330	$(193)	(2)%	$31,982	$31,955	$27	—%
License	1,156	3,169	(2,013)	(64)%	4,224	10,659	(6,435)	(60)%
Professional services	2,557	2,792	(235)	(8)%	7,388	9,139	(1,751)	(19)%
Total revenue	$13,850	$16,291	$(2,441)	(15)%	$43,594	$51,753	$(8,159)	(16)%

Total revenue decreased 15% to $13.9  million in the quarter ended March 31, 2017 from the comparable year-ago quarter. Total revenue decreased 16% to $43.6  million for the nine months ended March 31, 2017 from the comparable year-ago period. The decreases are attributable to the shift from a  perpetual license business model towards a subscription business model and lower professional services revenue due to a reduction in time and effort required for an average project.

Subscription and support revenue decreased 2% to $10.1 million in the quarter ended March 31, 2017 from $10.3 million in the comparable year-ago quarter. Excluding foreign exchange impact of $806,000, subscription and support revenue increased by $613,000. The increase of $613,000 was net of  a $1.3 million reduction from one customer. Subscription and support revenue remained steady at $32.0 million in the nine months ended March 31, 2017 from the comparable year-ago period. Excluding foreign exchange impact of $2.8 million, subscription and support revenue increased by $2.8 million. The increase of $2.8 million was net of a  $1.3 million reduction from one customer. Excluding foreign exchange impact, the increase in subscription and support revenue was primarily due to the shift towards a subscription business model.

License revenue decreased 64% to $1.2 million in the quarter ended March 31, 2017 from $3.2 million in the comparable year-ago quarter. Excluding foreign exchange impact of $124,000, license revenue decreased by $1.9 million. License revenue decreased 60% to $4.2  million in the nine months ended March 31, 2017 from $10.7 million in the comparable year-ago quarter. Excluding foreign exchange impact of $354,000, license revenue decreased by $6.1 million. The decreases in license revenue were primarily due to the shift from a  perpetual license business towards a subscription business.

Professional services revenue decreased 8% to $2.6 million in the quarter ended March 31, 2017 from $2.8  million in the comparable year-ago quarter. Excluding foreign exchange impact of $240,000, professional services remained relatively steady. Professional services revenue decreased 19% to $7.4  million in the nine months ended March 31, 2017 from $9.1  million in the comparable year-ago period. Excluding foreign exchange impact of $828,000, professional services decreased by $923,000. The decreases in professional services revenue were primarily due to the shift towards a subscription business model and a reduction in time and effort required for an average project due to improvements in our product deployment process.

Revenue by Geographic Area

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
Domestic	$6,435	$6,633	$(198)	(3)%	$21,297	$25,136	$(3,839)	(15)%
International	7,415	9,658	(2,243)	(23)%	22,297	26,617	(4,320)	(16)%
Total revenue	$13,850	$16,291	$(2,441)	(15)%	$43,594	$51,753	$(8,159)	(16)%

Revenue from domestic sales decreased 3% to $6.4  million in the three months ended March 31, 2017 from $6.6 million in the comparable year-ago quarter.   The decrease was primarily due to lower license revenue associated with the shift towards a subscription business. Revenue from international sales decreased 23% to $7.4 million in the three months ended March 31, 2017 from $9.7  million in the comparable year-ago quarter. The decrease was primarily due to lower license revenue associated with the shift towards a subscription business and the impact of foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound.

Revenue from domestic sales decreased 15% to $21.3  million in the nine months ended March 31, 2017 from $25.1 million in the comparable year-ago period.  Revenue from international sales decreased 16% to $22.3 million in the nine months ended March 31, 2017 from $26.6 million in the comparable year-ago period.

The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in a net decrease of $1.2 million and $3.9 million in total revenue in the three and nine months ended March 31, 2017, respectively. To measure the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
Subscription and support	$3,149	$3,141	$8	—%	$8,876	$9,335	$(459)	(5)%
License	24	8	16	200%	35	24	11	46%
Professional services	2,486	2,572	(86)	(3)%	6,875	8,809	(1,934)	(22)%
Total cost of revenue	$5,659	$5,721	$(62)	(1)%	$15,786	$18,168	$(2,382)	(13)%
Percentage of total revenue	41%	35%			36%	35%
Gross margin	59%	65%			64%	65%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue decreased 1% to $5.7 million in the quarter ended March 31, 2017 from $5.7 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $280,000 in foreign exchange fluctuation between  the U.S. Dollar and British Pound, Euro and India Rupee; (ii) $131,000 in outside consulting services; offset by increases of (i) $280,000 in hosting related expenses; and (ii) $52,000 in personnel and personnel-related expenses.  Gross margin for the quarter ended March 31, 2017 was 59% compared to 65% in the comparable year-ago quarter. Our business model shift to recurring revenues has generated lower gross margins than from traditional perpetual license sales. However, we expect to generate, on average, a greater life time value from subscription customers.

Total cost of revenue decreased 13% to $15.8  million in the nine months ended March 31, 2017 from $18.2 million in the comparable year-ago period. The change was primarily due to decreases of (i)  $1.3 million in personnel and personnel-related expenses resulting from improvements to our product that has simplified the deployment process thereby reducing the effort previously required, and the business decision to shift these services over to our partners; (ii) $1.1 million in foreign exchange fluctuation mainly between the U.S. Dollar and British Pound caused by the effects of Brexit,  as well as the Euro, and India Rupee; (iii) $467,000 in outside consulting services; partially offset by an increase of (i) $459,000 in cloud related expense such as hosted network and lease costs paid to remote co-location centers. Gross margin for the nine months ended March 31, 2017 was 64% compared to 65% in the comparable year-ago period. Our business model shift to recurring revenues has generated lower gross margins than from traditional perpetual license sales. However, we expect to generate, on average, a  greater life time value from subscription customers.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollars and changes in severance and related charges, we anticipate cost of subscription and support to remain relatively constant in future quarters and the gross margin to remain relatively constant as we continue to invest in our cloud infrastructure as we complete our transition to a subscription business. We anticipate cost of license to remain relatively constant and the cost of professional services to decrease based upon our current business plan.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
Research and development	$3,360	$4,208	$(848)	(20)%	$10,266	$12,124	$(1,858)	(15)%
Percentage of total revenue	24%	26%			24%	24%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development decreased 20% to $3.4 million in the quarter ended March 31, 2017 from $4.2 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $589,000 in personnel and personnel-related expenses; (ii) $132,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $127,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 24% and 26% for the quarters ended March 31, 2017 and 2016, respectively.

Total costs for research and development decreased 15% to $10.3  million in the nine months ended March 31, 2017 from $12.1 million in the comparable year-ago period. The change was primarily due to decreases of (i) $1.2 million in personnel and personnel-related expenses; (ii) $468,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $193,000 in outside consulting services.  Total research and development revenue as a percentage of total revenue was 24% for the nine months ended March 31, 2017 and 2016, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate research and development expense to be relatively constant in dollar terms in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
Sales and marketing	$5,102	$7,126	$(2,024)	(28)%	$15,883	$21,412	$(5,529)	(26)%
Percentage of total revenue	37%	44%			36%	41%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 28% to $5.1 million in the quarter ended March 31, 2017 from $7.1 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $1.6 million in personnel and personnel-related expenses; (ii) $450,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $173,000 in amortization of intangible assets. Total sales and marketing expense as a percentage of total revenue was 37% and 44% for the quarters ended March 31, 2017 and 2016, respectively.

Sales and marketing expense decreased 26% to $15.9 million in the nine months ended March 31, 2017 from $21.4 million in the comparable year-ago period. The change was primarily due to decreases of (i) $4.2 million in personnel and personnel-related expenses; (ii) $1.3 million from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; and (iii) $450,000 in amortization of intangible assets; partially offset by increases of (i) $239,000 outside consulting services and (ii)  $178,000 in marketing programs. Total sales and marketing expense as a percentage of total revenue was 36% and 41% for the quarters ended March 31, 2017 and 2016, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate sales and marketing expense to decrease or remain relatively constant in dollar terms in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
General and administrative	$1,560	$1,892	$(332)	(18)%	$5,053	$6,031	$(978)	(16)%
Percentage of total revenue	11%	11%			12%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 18% to $1.6 million in the quarter ended March 31, 2017 from $1.9 million in the comparable year-ago quarter. The change was primarily due to  a decrease of $335,000 in personnel and personnel-related expense. Total general and administrative expense as a percentage of total revenue was 11% for the quarters ended March 31, 2017 and 2016, respectively.

Total general and administrative expense decreased 16% to $5.1  million in the nine months ended March 31, 2017 from $6.0 million in the comparable year-ago period. The change was primarily due to decreases of (i) $1.1 million in personnel and personnel-related expense; (ii) $260,000 from the foreign exchange fluctuation between the U.S. Dollar, the Euro, British Pound and India Rupee; partially offset by increases of (i) $318,000 from audit and tax services; and (ii) $103,000 in bad debt expense. Total general and administrative expense as a percentage of total revenue was 12% for the nine months ended March 31, 2017 and 2016, respectively.

Excluding any fluctuations of foreign exchange rates in European and Indian currencies against the U.S. Dollar and changes in severance and related charges, we anticipate general and administrative expense to increase or remain relatively constant in dollar terms in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2017	2016	Change	%	2017	2016	Change	%
Loss from operations	$(1,831)	$(2,656)	$825	31%	$(3,394)	$(5,982)	$2,588	43%
Operating margin	(13)%	(16)%			(8)%	(12)%

Loss from operations in the quarter ended March 31, 2017 was $1.8 million which included $504,000 of amortization of purchased intangible assets and $130,000 of stock-based compensation expenses, compared to loss from operations of $2.7 million which included $696,000 of amortization of purchased intangible assets and $246,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 13% negative operating margin in the quarter ended March 31, 2017, compared to a 16% negative operating margin in the comparable year-ago quarter.

Loss from operations in the nine months ended March 31, 2017 was $3.4 million which included $1.6 million of amortization of purchased intangible assets and $589,000 of stock-based compensation expenses, compared to loss from operations of $6.0 million which included $2.1 million of amortization of purchased intangible assets and $988,000 of stock-based compensation expenses in the comparable year-ago period. We recorded a 8% negative operating margin in the nine months ended March 31, 2017, compared to a 12% negative operating margin in the comparable year-ago period.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $470,000 and $512,000 in the three months ended March 31, 2017 and 2016, respectively. Interest expense, net was $1.4 million and $1.5  million in the nine months ended March 31, 2017 and 2016, respectively. The decrease in interest expense primarily relates to interest paid on lower average bank borrowings.

Other Income, Net

Other income, net was $12,000  and $345,000 for the three months ended March 31, 2017 and 2016, respectively.  Other income, net was $47,000 and $512,000 for the nine months ended March 31, 2017 and 2016, respectively. Other income, net primarily consists of exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $226,000 and $178,000 for the three months ended March 31, 2017 and 2016, respectively. We recorded an income tax provision of $1.3  million and $625,000 for the nine months ended March 31, 2017 and 2016, respectively. The income tax provision primarily relates to foreign and state income tax expense.

Liquidity and Capital Resources

Overview

As of March 31, 2017, our cash and cash equivalents was  $10.3 million compared to cash and cash equivalents of $11.8 million as of June 30, 2016.

As of March 31, 2017, our deferred revenue was $19.7 million compared to $15.7 million on June 30, 2016.  Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $33.8 million as of March 31, 2017,  up from $31.1 million as of June 30, 2016.

Excluding deferred financing costs, we reduced bank borrowings by $1.9 million to $19.7  million  as of March 31, 2017 from $21.6 million as of June 30, 2016.

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

Cash Flows

Net cash provided by operating activities was $1.5  million for the nine months ended March 31, 2017 compared to net cash used in operating activities of $326,000 in the comparable year-ago period. Net cash provided by operating activities was primarily due to a reduced net loss of $6.0 million for the nine months ended March 31, 2017 compared to a net loss of $7.6 million in the comparable year-ago period before adjusting for depreciation, amortization of intangible assets, deferred commissions and deferred financing costs, deferred income taxes, stock-based compensation, provisions for doubtful accounts, loss on disposal of fixed assets and changes in working capital accounts. The decrease in accounts receivable due to improved cash collections and the increase in deferred revenue related to the shift from a perpetual license business model towards a subscription business model led to the improvement in cash provided by operations.

Net cash used in investing activities was $416,000 during the nine months ended March 31, 2017 compared to net cash provided by investing activities of $194,000 during the comparable year-ago period. Net cash used in investing activities during the nine months ended March 31, 2017 primarily related to $416,000 of equipment and software purchases. Net cash provided by investing activities during the nine months ended March 31, 2016 primarily related to a decrease in restricted cash of $634,000 related to escrow funds reserved for the payment of Exony’s management incentive bonuses partially offset by $440,000 of equipment and software purchases.

Net cash used in financing activities was $2.4 million during the nine months ended March 31, 2017 compared to net cash used in financing activities of $795,000 during the comparable year-ago period. Net cash used in financing activities for the nine months ended March 31, 2017 primarily related to the repayment of $9.8 million of bank borrowings, $350,000 in principal payments on capital lease obligations and $130,000 of payments made for deferred financing costs related to Amendment No. 2 of the Credit Agreement with Wells Fargo Bank offset by $7.9 million in borrowings from our bank facilities. Net cash used in financing activities for the nine months ended March 31, 2016 primarily related to the repayment of $9.3 million of bank borrowings, $416,000 in principal payments on capital lease obligations and $270,000 of payments made for deferred financing costs related to the Credit Agreement with Wells Fargo Bank offset by $9.0 million in borrowings from our bank facilities and $151,000 proceeds from stock option exercises.

Commitments

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified the $305,000 lease exit liability in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2016. We expected the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured.

In December 2016, we entered into a two year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income under the sublease entered in December 2016 was $179,000 for the three months ended March 31, 2017.

There was no other significant change to our contractual obligations since June 30, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017 we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There was no significant change since June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2017 totaled approximately $10.7 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $10.3 million as of March 31, 2017, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of March 31, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The long sales cycle for our products may cause license and subscription revenue and operating results to vary significantly from period to period. The sales cycle for our products can be nine months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Because our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with the potential customer.

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved as of March 31, 2017 and that customers continue to pay on a timely basis. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 54% and 59% of our revenue from international sales for the quarters ended March 31, 2017 and 2016, respectively.  We derived 51% and 51% of our revenue from international sales for the nine months ended March 31, 2017 and 2016, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2017,  approximately 44% of our workforce was employed in India. Of these employees, 32% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of March 31, 2017, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

For the three and nine months ended March 31, 2017, we repurchased 0 and 4,557 shares of common stock related to a former employee. There were no shares repurchased for the three and nine months ended March 31, 2016.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: May 10, 2017	eGAIN CORPORATION

	By	/s/ Eric N. Smit
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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

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