Form 10-K
period 2017-06-30
EGAIN Corp
filed 2017-09-26
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

Large accelerated filer	◻	Accelerated filer	◻
			
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2016, was approximately $17.7 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 27,230,571 shares of the Registrant’s Common Stock $0.001 par value, outstanding on September 19, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2017 Annual Meeting of Stockholders.

eGAIN CORPORATION

2017 FORM 10-K

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the result of our failure to comply with the covenants under the Wells Fargo Credit Agreement; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between subscription and license transactions when compared with management’s projections; our ability to increase the profitability of our recurring products and services; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our ability to timely adapt and comply with changing European regulatory and political environments; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

PART I

ITEM 1.BUSINESS

Overview

eGain Corporation is a leading provider of cloud-based customer engagement software. We help business-to-consumer (B2C) brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and artificial intelligence (AI)-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. Benefits include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

Industry Background

As products become commoditized in a global economy and a digital world, customer loyalty increasingly depends on ease of doing business. Today’s digital consumers expect to be served intelligently across all touch points. In response, businesses are seeking efficient, scalable solutions to deliver smart customer experiences that are quick and easy.

Traditional customer relationship management (CRM) solutions are not designed for the digital world. Mostly, they view the phone as the primary customer interaction channel. Digital channels like web, mobile and social are not designed into the solution from the start. As a result, customer journeys tend to be fragmented and inconsistent across channels, especially digital-first engagements. Moreover, traditional CRM tools do not natively leverage the power of AI, knowledge and analytics to automate and optimize customer journeys as well as to enhance agent capability.

The eGain Solution

Our solution make it easy for B2C businesses to engage customers in a digital world across all touch points, delivering the following benefits:

•

Build profitable long-term customer relationships. Customers are spending more time conducting business on mobile, social and web. Our solution helps businesses design brand-aligned, omnichannel customer journeys that are easy, quick and helpful. Whether a customer is looking to buy, ask a question, or pay a bill, our solution helps businesses provide customers personalized, guided and consistent responses. As a result, businesses improve their customer satisfaction and NPS scores.

•

Reduce operating costs through self-service automation and improved agent productivity. Our solution helps companies provide highly effective customer service while reducing operating costs. Robust customer self-service tools fronted by chatbots, guided by AI, and scaffolded with context-aware escalation paths reduce cost of service without compromising customer effort. Intelligent routing, auto-response, tracking, and reporting features, complemented with agent-facing knowledge tools, measurably enhance the productivity of service agents.

•

Increase revenue through intelligent offers and contextual promotions. Our solution also helps businesses convert more website visitors into buyers, reduce shopping cart abandonment and increase average order value. It enables agents to contextually up-sell and cross-sell products in the course of customer interactions. A visitor to a website using eGain is proactively offered personalized promotions or real-time assistance, based on configurable business rules informed by visitor behavior and history. Visitors collaborate with a customer service agent live over the web through click-to-call, text or video chat, and cobrowse to inquire about and buy a product.

Products and Services

eGain Suite

Recognized by industry analysts and trusted by leading companies worldwide, the eGain software suite helps businesses engage, acquire, and serve customers through multiple engagement channels. Modular, best-of-breed applications—built on a customer engagement hub platform—combine 360-degree customer context, AI-powered process guidance, and actionable knowledge to enhance every customer interaction. Designed to rapidly implement and optimize digital-first customer engagement strategies, the eGain suite consists of:

•	Mobile applications to engage customers through smartphones and tablets.
•	Social applications to deliver comprehensive social media based customer service capability and are embedded into desktop applications in the eGain Suite.
•	Web applications to transform B2C websites into interactive shopping destinations.
•	Desktop applications to help traditional call centers evolve into AI-and-knowledge-powered omnichannel customer engagement hubs.
•	Management applications to provide the insight and capabilities needed to drive smarter contact center operations.
•	Messaging applications to provide a rich set of secure, personalized customer communication options.

Mobile Applications

•

eGain Mobile™ makes mobile engagement easy. It enables businesses to offer all engagement options in the eGain suite to mobile users. Capabilities include mobile virtual assistant, offers, chat, click-to-call, cobrowsing, self-service, and notifications.

Web Applications

•

eGain Offers™ helps businesses engage visitors on the company website and Facebook fan pages with proactive, targeted offers. Using browsing behavior and other customer attributes, the solution anticipates visitor needs and proactively serves a personalized offer for sales promotion, customer self-service or agent assistance.

•

eGain Virtual Assistant™, a key AI-based application in the eGain portfolio, enables conversational automation to engage customers across digital touch points. It leverages Multilingual and emotionally intelligent, eGain virtual assistants are deployed on websites and mobile devices and support seamless integration with assisted channels.

•

eGain Cobrowse™ enables phone and chat reps to show customers around the website, help locate information, and “hand-hold” them through anxiety-ridden tasks such as complex forms committing consumers to significant decisions in health care, finance and government. It offers secure, hypertext markup language (HTML)-based cobrowsing without any customer download requirement. All actions during the cobrowse session are tracked, auditable and controlled through a combination of user roles and fine-grained business rules.

•

eGain Super Chat™ enables website visitors to conduct text, short message service (SMS), Facebook Messenger, audio and video chats with agents. It gives agents a comprehensive set of tools to engage customers in real-time. The system’s flexible routing and workflow maximize agent productivity and optimize interaction quality.

•

eGain ClickToCall™ provides website visitors the ability to request a callback. Callbacks can be scheduled according to the customer’s convenience or be established in real-time. Customer browsing context is shared with the agent to seamlessly leverage eGain Cobrowse during the voice call.

•

eGain SelfService™ is a comprehensive customer self-service application with a rich set of capabilities, including AI-based virtual assistant, process guidance, dynamic FAQs, topic-based browsing, natural language search,  and case tracking.

Desktop Applications

•

eGain Advisor Desktop™ is a reimagined desktop for customer service advisors in a digital world. It is built ground up to be digital-first, knowledge-infused, AI-guided and analytics-powered. Unlike traditional CRM applications built on the phone-first interaction model in early 1990s, the eGain Advisor Desktop seamlessly blends digital self-service engagement with intelligent assisted escalation in a productive, painless, proactive and personalized manner. Interactions across all digital and voice channels can be resolved in one place.

•

eGain CallTrack™ is a comprehensive and a flexible call logging system. Together with eGain Knowledge™, it provides an integrated application for logging, tracking, and resolving customer issues. It also features task-based workflows and process management for service fulfillment.

•

eGain Mail+Social™ is an industry-leading application for processing inbound customer emails and providing mission-critical email customer response, incorporating hundreds of best practices developed over years of serving innovative global enterprises. The application also enables social media-based customer service, knowledge harvesting, single-source social publishing, and reputation management.

•

eGain Knowledge+AI™ empowers contact center agents with best-practice AI-powered knowledge management and is designed to make every agent as productive and capable as the enterprise’s best agent. eGain Knowledge uses patented AI technology coupled with natural language processing to establish intent and guide advisors to resolve customer inquiries.

Management Applications

•	eGain Operational Analytics™ helps businesses monitor, measure, and manage their omnichannel contact center operation. It offers both insight and the ability to intervene effectively.

Messaging Applications

•

eGain Secure Messaging™ enables secure and authenticated messaging for business with their customers. It is a secure web-based portal for customers to read confidential messages, including attachments.

•

eGain Notify™ is a flexible, responsive and scalable application to deliver automatic reminders, alerts, and updates at all stages of the customer journey. Typically, businesses use the application to deliver targeted, personalized, triggered alerts—across SMS, email, secure message and voice mail.

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

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including healthcare, retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large B2C enterprises (over $500 million in annual revenue). For the fiscal year ended June 30, 2017, international revenue accounted for 51% and domestic revenue for 49% of total revenue, compared to 50% and 50%, respectively, for fiscal year 2016, and 52% and 48%, respectively, for fiscal year 2015.

One customer accounted for 13% of total revenue in fiscal year 2017. Two customers accounted for 14% and 10%, respectively, of total revenue in fiscal year 2016. One customer accounted for 10% of total revenue in fiscal year 2015.

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

As of the fiscal year ended June 30, 2017, we had 81 employees engaged in worldwide sales and marketing activities.

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

As of fiscal year ended June 30, 2017, we had 113 professionals providing worldwide services for systems installation, solutions development, application management, and education.

Customer Support

We offer a comprehensive collection of support services designed to rapidly respond to inquiries. Our technical support services are available to customers worldwide under maintenance and support agreements. The customer success team uses eGain’s own software suite to provide world-class service to all our customers through support centers located in California, the United Kingdom, and India.

As of the fiscal year ended June 30, 2017, there were 63 employees engaged in worldwide customer support services and 42 employees engaged in worldwide cloud services and maintenance support.

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

As of the fiscal year ended June 30, 2017, we had 130 employees engaged in worldwide product development activities. We spent approximately $13.8 million on research and development in fiscal year 2017, and $16.1 million and $16.0 million, respectively, in fiscal years 2016 and 2015.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2017, we had 7 issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non‑provisional filings. Our issued U.S. patents expire at various times between 2029 and 2032.

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

Employees

As of the fiscal year ended June 30, 2017, we had 479 full-time employees, of which 130 were in product development, 218 in services and support, 81 in sales and marketing, and 50 in finance and administration.

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

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. Legacy license revenue is difficult to forecast and is likely to fluctuate due to many factors that are beyond our control including transition of license customers to recurring revenue models. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

In November 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo), under which Wells Fargo agreed to provide a term loan in the amount of $10.0 million (Term) and revolving loan to us in an amount not to exceed $10.0 million (Revolver), Term and Revolver (collectively, the Loans). In September 2015, we increased the maximum borrowing amount of the Revolver to $15.0 million. The Loans contain a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months. However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors. We may need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

We derived 51% of our revenue from international sales for the fiscal year 2017 compared to 50% for the fiscal year 2016, and 52% for fiscal year 2015. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2017, approximately 47% of our workforce was employed in India. Of these employees, 31% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our Service Level Agreements (SLAs) provides for service credits for system unavailability, and in some cases, indemnities for loss, damage or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

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

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations due to factors such as the following:

•	transition to a recurring revenue model;
•	concerns related to liquidity of our stock;
•	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;
•	announcements of technological innovations and/or the introduction of new services by us or our competitors;
•	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
•	conditions and trends in the Internet and other technology industries; and
•	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of September 19, 2017, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

Changes in the European regulatory environment regarding privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (Directive) (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area requiring us to rely on alternative mechanisms permitted under the Directive, such as consent and EU-specified standard contractual clauses.  The U.S. - EU Safe Harbor was replaced with the EU - U.S. Privacy Shield (Privacy Shield) in July 2016 and, starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification. We have self-certified with the Privacy Shield. Nevertheless, some of the mechanisms permitting transfer of data from the EU to the U.S. have been subject to challenges, whose outcomes remain uncertain. On December 15, 2015, the European Parliament and the Council of the European Union reached a political agreement on the future EU data protection legal framework. The General Data Protection Regulation (GDPR), adopted on 27 April 2016, will replace the Directive, and becomes enforceable from 25 May 2018 after a two-year transition period. The GDPR will have significant impacts on how businesses can collect and process the personal data of EU individuals. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling or the implementation of GDPR, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

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

We may not be able to realize the benefits of offering the limited “Try & Buy” free version of our service.

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

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

On June 23, 2016, voters in the United Kingdom (U.K.) approved an advisory referendum to withdraw membership from the European Union (E.U.), which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The formal process for U.K. leaving the E.U. began in March 2017, when the U.K. served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the U.K.’s relationship with the E.U. is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease all facilities used in our business as of June 30, 2017. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters	42,541	2022
Newbury, England	Corporate Office – EMEA	14,090	2024
Pune, India	Corporate Office – APAC	33,262	2021

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant.

The following table sets forth information regarding eGain’s current executive officers as of September 26, 2017:

Name	Age	Position
Ashutosh Roy	51	Chief Executive Officer and Chairman
Eric Smit	55	Chief Financial Officer
Promod Narang	59	Senior Vice President of Products and Engineering
Todd Woodstra	55	Senior Vice President of Global Sales

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

Todd Woodstra was appointed as Senior Vice President of Global Sales on August 14, 2017. Mr. Woodstra has served as Vice President of Global Channel and Partner Alliances for Nuance Communications, where he managed and executed business in channels and commercial enterprise, self-service, mobile, collaboration, unified communications, natural language speech recognition, voice biometrics, gesture technologies, inbound/outbound notification and voice-to-text transcription. Thereafter, Mr. Woodstra became the Senior Vice President of Enterprise Sales for Interactions LLC, where he led enterprise customer sales focused on virtual assistant solutions.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s common stock as reported by the Nasdaq Stock Market LLC.

Year Ended June 30, 2017	High	Low
First Quarter	$3.51	$2.12
Second Quarter	$3.40	$1.93
Third Quarter	$2.40	$1.35
Fourth Quarter	$1.90	$1.30
Year Ended June 30, 2016
First Quarter	$5.01	$3.13
Second Quarter	$5.00	$3.78
Third Quarter	$4.46	$2.79
Fourth Quarter	$3.99	$2.65

Holders

As of September 19, 2017, there were approximately 198 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. As of September 19, 2017, we estimate that there were approximately 2,900 beneficial stockholders of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2017, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	06-30-13	06-30-14	06-30-15	06-30-16	06-30-17
eGain Corporation	$ 100.00	$ 70.37	$ 52.08	$ 29.31	$ 17.15
Nasdaq Composite	$ 100.00	$ 131.17	$ 150.10	$ 147.58	$ 189.34
S&P Software & Services Select Industry Index	$ 100.00	$ 124.67	$ 144.92	$ 144.55	$ 180.53

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2017:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Plan	17,209	$0.67	—
2005 Stock Incentive Plan	1,408,799	$4.01	1,302,880
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	10,000	$0.66	—
2005 Management Stock Option Plan	837,652	$5.16	795,038
Total	2,273,660	$4.39	2,097,918

Equity Compensation Plans Not Approved By Security Holders

2000 Non-Management Stock Option Plan

In July 2000, our board of directors adopted the 2000 Non-Management Stock Option Plan, which provides for the grant of non-statutory stock options and stock purchase rights to employees of eGain. A total of 200,000 shares of common stock were reserved for issuance under the 2000 Non-Management Stock Option Plan. This plan expired in July 2010, and there are no further options available to grant under the 2000 Plan.

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

In September 2014, our board of directors approved an amendment to the 2005 Management Stock Option Plan that increased the number of shares of common stock reserved for issuance by 1,000,000 shares from 1,962,400 shares to 2,962,400 shares and extended the expiration date of the of the 2005 Management Stock Option Plan to September 30, 2024.

Issuer Repurchases of Equity Securities

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2017, 2016 and 2015.

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share information)
Revenue
Recurring	$43,585	$42,783	$42,311	$40,477	$32,281
Legacy license	4,557	14,466	18,325	14,800	12,853
Professional services	10,073	12,126	15,277	14,985	13,755
Total revenue	58,215	69,375	75,913	70,262	58,889
Cost of recurring	11,956	12,401	12,082	8,518	5,495
Cost of legacy license	50	29	61	104	151
Cost of professional services	9,193	11,259	16,998	14,840	12,360
Total cost of revenue	21,199	23,689	29,141	23,462	18,006
Gross profit	37,016	45,686	46,772	46,800	40,883
Operating Expenses
Research and development	13,753	16,063	16,042	9,963	8,419
Sales and marketing	20,436	27,722	32,703	33,367	24,434
General and administrative	6,552	7,774	9,313	7,529	6,787
Total operating expenses	40,741	51,559	58,058	50,859	39,640
Income / (loss) from operations	(3,725)	(5,873)	(11,286)	(4,059)	1,243
Interest expense, net	(1,730)	(1,958)	(834)	(181)	(483)
Other income / (expense), net	(32)	728	11	(415)	303
Income / (loss) before income tax benefit (provision)	(5,487)	(7,103)	(12,109)	(4,655)	1,063
Income tax benefit (provision)	(533)	863	(320)	(591)	(379)
Net income / (loss)	$(6,020)	$(6,240)	$(12,429)	$(5,246)	$684
Per share information
Basic and diluted net income / (loss) per common share	$(0.22)	$(0.23)	$(0.47)	$(0.21)	$0.03
Weighted average shares used in computing basic net income / (loss) per common share	27,108	27,056	26,609	25,353	24,780
Weighted average shares used in computing diluted net income / (loss) per common share	27,108	27,056	26,609	25,353	26,089
Below is a summary of stock - based compensation included in the costs and expenses above:
Cost of revenues	$131	$249	$476	$280	$121
Research and development	$281	$472	$736	$386	$261
Sales and marketing	$80	$169	$574	$464	$360
General and administrative	$175	$298	$531	$397	$339

	June 30,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$10,633	$11,785	$9,309	$8,815	$17,235
Working capital	$(7,680)	$(886)	$(2,039)	$(1,885)	$2,021
Total assets	$39,751	$48,063	$49,731	$32,647	$43,536
Deferred revenue	$23,219	$15,717	$15,812	$13,713	$19,736
Long-term debt (bank borrowings and capital lease obligations)	$14,844	$20,376	$18,554	$4,208	$2,000

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

Overview

eGain Corporation is a leading provider of cloud-based customer engagement software. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. Benefits include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

In fiscal year 2017, we recorded annual revenue of $58.2 million and loss from operations of $3.7 million, compared to annual revenue of $69.4 million and a loss from operations of $5.9 million in fiscal year 2016. The year-over-year decrease in total revenue was primarily driven by the 68% decrease in legacy license revenue and 17% decrease in professional services revenue. Recurring revenue was $43.6 million in fiscal year 2017, compared to $42.8 million in fiscal year 2016.  Legacy license revenue was $4.6 million in fiscal year 2017, compared to $14.5 million in fiscal year 2016. Professional services revenue was $10.1 million in fiscal year 2017, compared to $12.1 million in fiscal year 2016. Cash provided by operations was $5.4 million for fiscal year 2017, compared to cash used in operations of $1.9 million for fiscal year 2016.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2017, unbilled deferred revenue increased to $37.0 million, up from $31.1 million as of June 30, 2016.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including non-GAAP operating loss as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles (GAAP).

Non-GAAP operating loss, a non-GAAP financial measure, is defined as operating loss, adjusted for the impact of stock-based compensation expense and amortization of acquired intangibles.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating loss because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisitions.

The following table presents our key financial measures, including a reconciliation of GAAP loss from operations to non-GAAP loss from operations for each of the following periods:

	Fiscal Year Ended June 30
	2017	2016	2015
Loss from operations	$(3,725)	$(5,873)	$(11,286)
Add:
Stock-based compensation	667	1,188	2,317
Amortization of acquired intangibles	2,091	2,781	2,510
Non-GAAP loss from operations	$(967)	$(1,904)	$(6,459)

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

We derive revenue from three sources:

i.

Recurring fees (previously referred to as subscription and support) primarily consist of cloud revenue from customers accessing our enterprise cloud computing services, term and ratable license revenue, and maintenance and support revenue;

ii.	Legacy license fees primarily consist of perpetual software license revenue which we no longer sell to new customers;

iii.	Professional services primarily consist of consulting, implementation services and training.

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

Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our past experience with the reseller. Historically sales to resellers have not included any return provisions, price protection or other allowances.

We apply the provisions of Accounting Standards Codification (ASC) 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. We apply ASC 605, Revenue Recognition, for cloud transactions to determine the accounting treatment for multiple elements. We also apply ASC 605-35 for fixed fee arrangements in which we use the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

When legacy perpetual licenses were sold together with system implementation and consulting services, legacy license fees were recognized upon shipment, provided that (i) payment of the license fees were not dependent upon the performance of the consulting and implementation services, (ii) the services were available from other vendors, (iii) the services qualified for separate accounting as we have sufficient experience in providing such services, had the ability to estimate cost of providing such services, and we had vendor specific objective evidence, or VSOE, of fair value, and (iv) the services were not essential to the functionality of the software.

We enter into arrangements with multiple-deliverables that generally include subscription, maintenance and support, and professional services. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. For revenue recognition with multiple-deliverable elements, we apply the selling price hierarchy, which includes VSOE, third-party evidence of selling price, or TPE, and best estimate of selling price, or BESP. We determine the relative selling price for a deliverable based on VSOE, if available, or BESP, if VSOE is not available. We determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information.

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

Recurring Revenue

    Cloud Revenue

Cloud revenue consists of subscription fees along with bundled maintenance and support revenue from customers accessing our cloud-based service offerings. We recognize cloud revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of 12 to 36 months and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services.

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under Professional Services Revenue. If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

    Term and Ratable License Revenue

Term and ratable license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract or the Company has not established VSOE for the bundled multi-year maintenance and support services. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity. Certain terms of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract, and ratable license revenue is recognized over the term of the associated bundled maintenance and support contract.

Version 15.5 and future releases of the perpetual license is a cloud and perpetual license hybrid software which represents a service contract under ASC 605-25. The cloud components are essential to the functionality of version 15.5 and future releases, and we have a contractual obligation to deliver these cloud components. Per ASC 605-25, a delivered item is considered a separate unit of accounting only if (i) the delivered item has standalone value; and (ii) if the service contract has a general right of return, then delivery and performance of the undelivered item is probable and substantially within the vendor’s control. We cannot separate the cloud components because there is no standalone value of the cloud components. The perpetual license revenue is recognized over the economic life of the software which was determined to be three years.

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

Legacy License Revenue

Legacy license revenue consists of perpetual license rights sold to customers to use our software in conjunction with related maintenance and support services. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method for perpetual licenses released as version 15 or prior under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and, in some cases, cloud services.

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

We have standalone value for consulting and implementation services. For those contracts that have standalone value, we recognized the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term and ratable license, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of June 30, 2017, deferred revenue increased to $23.2 million compared to $15.7 million as of June 30, 2016.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 14.93% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than what we estimated.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We early adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other, in 2017 and had no impairment due to a negative carrying amount of our reporting unit. We performed an annual impairment review for fiscal year 2016 and found no impairment.

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

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2017, we had a valuation allowance of approximately $83.7 million of which approximately $80.2 million was attributable to U.S. and state net operating losses and research and development credit carryforwards.

We apply ASC 740, Income Taxes, in determining any uncertain tax positions. The guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of other income (expense), net in the consolidated statements of operations.

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

	2017	2016	2015
Revenue:
Recurring	75%	62%	56%
Legacy license	8%	21%	24%
Professional services	17%	17%	20%
Total revenue	100%	100%	100%
Cost of recurring	20%	18%	16%
Cost of legacy license	—%	—%	—%
Cost of professional services	16%	16%	23%
Total cost of revenue	36%	34%	39%
Gross profit	64%	66%	61%
Operating Expenses:
Research and development	24%	23%	21%
Sales and marketing	35%	40%	43%
General and administrative	11%	11%	12%
Total operating expenses	70%	74%	76%
Loss from operations	(6)%	(8)%	(15)%

Revenue

Total revenue, which consists of recurring, legacy license and professional services revenue, was $58.2 million, $69.4 million, and $75.9 million, in fiscal years 2017, 2016, and 2015, respectively.

In fiscal year 2017, total revenue decreased 16% or $11.2 million, from the prior year. The decrease in legacy license revenue in fiscal year 2017 was primarily attributable to the transition from a perpetual license business toward a cloud delivery model. Our international sales accounted for approximately 51% of total revenue in fiscal year 2017, an increase from 50% of total revenue in fiscal year 2016. The impact of the foreign exchange fluctuation between the U.S. dollar, the Euro and British pound in total revenue was $4.8 million and $2.1 million in fiscal years 2017 and 2016, respectively. One customer accounted for 13% of total revenue in fiscal year 2017. Two customers accounted for 14% and 10% of total revenue in fiscal year 2016. There was one customer that accounted for 10% of total revenue in fiscal year 2015.

Recurring Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Revenue
Recurring	$43,585	$42,783	$42,311	$802	2%	$472	1%
Percentage of total revenue	75%	62%	56%

Recurring revenue includes cloud, term and ratable licenses, software maintenance and support revenue. Recurring revenue was $43.6 million, $42.8 million, and $42.3 million in fiscal years 2017, 2016, and 2015, respectively. This represented an increase of 2% or $802,000 in fiscal year 2017 compared to fiscal year 2016 and an increase of 1% or $472,000 in fiscal year 2016 compared to fiscal year 2015. Recurring revenue represented 75%, 62%, and 56% of total revenue for the fiscal years 2017, 2016 and 2015, respectively.

The increase in fiscal year 2017 was primarily due to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses.  The impact from foreign currency fluctuations was a decrease of $3.4 million in fiscal year 2017.

The increase in fiscal year 2016 was primarily an increase in cloud revenue due to the shift from a perpetual license business toward a cloud delivery model and the improved renewal rate.  The impact from foreign currency fluctuations was a decrease of $1.2 million in fiscal year 2016.

Excluding the impact from any future foreign currency fluctuation, we expect recurring revenue to increase in fiscal year 2018 due to the shift from a legacy perpetual license business toward a cloud delivery model.

Legacy license Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Revenue
Legacy license	$4,557	$14,466	$18,325	$(9,909)	(68)%	$(3,859)	(21)%
Percentage of total revenue	8%	21%	24%

Legacy license revenue was $4.6 million, $14.5 million, and $18.3 million in fiscal years 2017, 2016, and 2015, respectively. This represents a decrease of 68% or $9.9 million in fiscal year 2017 from fiscal year 2016, compared to a decrease of 21% or $3.9 million in fiscal year 2016 from fiscal year 2015. Legacy license revenue represented 8%, 21%, and 24% of total revenue for the fiscal years 2017, 2016, and 2015, respectively.

The decrease in legacy license revenue in fiscal year 2017 was primarily attributable to the transition from perpetual license business toward a cloud delivery model. The impact from the foreign currency fluctuations on legacy license revenue was a decrease of $418,000 in fiscal year 2017.

The decrease in legacy license revenue in fiscal year 2016 was primarily attributable to the shift from perpetual license business toward a cloud delivery model. The impact from the foreign currency fluctuations on legacy license revenue was a decrease of $363,000 in fiscal year 2016.

As we no longer sell legacy licenses to new customers and are actively working to migrate all existing legacy license customers to our cloud delivery model, we anticipate legacy license revenue to decrease in fiscal year 2018.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Revenue
Professional services	$10,073	$12,126	$15,277	$(2,053)	(17)%	$(3,151)	(21)%
Percentage of total revenue	17%	17%	20%

Professional services revenue was $10.1 million, $12.1 million, and $15.3 million in fiscal years 2017, 2016 and 2015, respectively. This represented a decrease of 17%, or $2.1 million in fiscal year 2017 compared to fiscal year 2016 and a decrease of 21%, or $3.2 million in fiscal year 2016 compared to fiscal year 2015.

The decrease in professional services revenue in fiscal year 2017 was primarily attributable to a continued reduction in time required for an average implementation project as a result of the improvements to our product deployment process. The impact from foreign currency fluctuation was an increase of $987,000.

The decrease in professional services revenue in fiscal year 2016 was primarily attributable to a reduction in time required for an average implementation project as a result of the improvements to our product deployment process. The impact from foreign currency fluctuation was an increase of $468,000.

Excluding the impact from any future foreign currency fluctuations, we expect professional services revenue to increase or remain relatively constant in fiscal year 2018.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Cost of revenue	$21,199	$23,689	$29,141	$(2,490)	(11)%	$(5,452)	(19)%
Percentage of total revenue	36%	34%	39%
Gross margin	64%	66%	61%

Total cost of revenue was $21.2 million, $23.7 million, and $29.1 million in fiscal years 2017, 2016 and 2015, respectively. This represented a decrease of 11% or $2.5 million in fiscal year 2017 compared to fiscal year 2016 and a decrease of 19% or $5.5 million in fiscal year 2016 compared to fiscal year 2015.

Total cost of revenue as a percentage of total revenue was 36%, 34%, and 39% for fiscal years 2017, 2016 and 2015, respectively.

The decrease in fiscal year 2017 was primarily due to decreases of (i) international subsidiaries’ expenses of approximately $1.4 million related to the strengthening of the U.S. dollar against the Euro, British pound, and Indian rupee; (ii) $1.4 million in personnel and personnel-related expenses primarily in professional services related to the improved efficiency in customer system implementations; and (iii) $438,000 in outside consulting expense partially offset by increases of (i) $676,000 in cloud related expenses due to increased costs incurred to migrate from the use of traditional data centers to web-based services; and (ii) $22,000 in license related expenses.

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

Gross margin was 64%, 66% and 61% for fiscal years 2017, 2016 and 2015, respectively.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of Recurring

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Cost of recurring	$11,956	$12,401	$12,082	$(445)	(4)%	$319	3%
Percentage of recurring revenue	27%	29%	29%
Gross margin	73%	71%	71%

Cost of recurring revenue includes personnel costs for our cloud services and maintenance and support, and to a lesser extent occupancy costs and related overhead. It also includes depreciation of capital equipment used in our hosted network, cost of support for the third-party software, and lease costs paid to remote co-location centers.

Total cost of recurring revenue was $12.0 million, $12.4 million, and $12.1 million in fiscal years 2017, 2016 and 2015, respectively. This represented a decrease of 4% or $445,000 in fiscal year 2017 compared to fiscal year 2016 and an increase of 3%, or $319,000 in fiscal year 2016 compared to fiscal year 2015. Total cost of recurring revenue as a percentage of total recurring revenue was 27% (a gross margin of 73%) in fiscal year 2017. Total cost of recurring revenue as a percentage of total recurring revenue was 29% (a gross margin of 71%) in fiscal years 2016 and 2015.

The decrease in cost of recurring revenue in fiscal year 2017 was primarily due to decreases of (i) international subsidiaries’ expenses of approximately $689,000 from foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (ii) $252,000 in personnel and personnel-related expenses; and (iii) $180,000 in outside consulting services partially offset by an increase of (i) $676,000 in cloud related expenses due to increased costs incurred to migrate from the use of traditional data centers to web-based services.

The increase in cost of recurring revenue in fiscal year 2016 was primarily due to increases of (i) $276,000 in cloud related expenses; (ii) $221,000 in personnel and personnel-related expenses; (iii) $162,000 in outside consulting services; and (iv) $26,000 in intangible amortization of customer relationships related to acquired maintenance contracts partially offset by a decrease of international subsidiaries’ expenses of approximately $364,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to increase slightly or remain relatively constant and recurring revenue as well as gross margin to increase in fiscal year 2018.

Cost of Legacy License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Cost of legacy license	$50	$29	$61	$21	72%	$(32)	(52)%
Percentage of legacy license revenue	1%	-%	-%
Gross margin	99%	100%	100%

Cost of legacy license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of legacy license was $50,000, $29,000 and $61,000 in fiscal years 2017, 2016 and 2015, respectively. This represented an increase of 72% or $21,000 in fiscal year 2017 compared to 2016 and a decrease of 52% or $32,000 in fiscal year 2016 compared to 2015. Total cost of legacy license as a percentage of total legacy license revenue was approximately 1% (a gross margin of 99%) in fiscal year 2017. Total cost of legacy license as a percentage of total legacy license revenue was approximately 0% (a gross margin of 100%) in fiscal years 2016 and 2015.

The increase in cost of legacy license in fiscal year 2017 was primarily due to increase in third party royalty expense.

The decrease in cost of legacy license in fiscal year 2016 was primarily due to decrease in third party royalty expense.

We anticipate cost of legacy license to remain relatively constant in future periods but to increase as a percentage of legacy license revenue as we expect legacy license revenue to decline.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Cost of professional services	$9,193	$11,259	$16,998	$(2,066)	(18)%	$(5,739)	(34)%
Percentage of professional services	91%	93%	111%
Gross margin	9%	7%	(11)%

Cost of professional services includes personnel costs for consulting services, and to a lesser extent occupancy costs and related overhead. Total cost of professional services was $9.2 million, $11.3 million and $17.0 million in fiscal years 2017, 2016, and 2015, respectively. This represented a decrease of 18% or $2.1 million in fiscal year 2017 compared to fiscal year 2016 and a decrease of 34% or $5.7 million in fiscal year 2016 compared to fiscal year 2015. Total cost of professional services as a percentage of total professional services revenue was 91% (gross margin of 9%) in fiscal year 2017 compared to 93% (gross margin of 7%) in fiscal year 2016 and 111% (a negative gross margin of 11%) in fiscal year 2015.

The decrease in cost of professional services in fiscal year 2017 was primarily due to decreases of (i) $1.8 million in personnel and personnel-related expense from the decreased headcount; and (ii) $258,000 in outside consulting expenses. The decrease in personnel costs and improved gross margin was due to a decrease in personnel costs and the reduction in time required for an average implementation project as a result of improvements to our product development process.

The decrease in cost of professional services in fiscal year 2016 was primarily due to decreases of (i) $4.6 million in personnel and personnel-related expense from the decreased headcount; (ii) international subsidiaries’ expenses of approximately $606,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and the Indian rupee and (iii) $538,000 in outside consulting expenses. The decrease in personnel costs and improved gross margin was due to the reduction in time required for an average implementation project as a result of improvements to our product development process.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to increase or remain relatively constant and gross margin to increase or remain relatively constant in future periods.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Research and development	$13,753	$16,063	$16,042	$(2,310)	(14)%	$21	—%
Percentage of total revenue	24%	23%	21%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $13.8 million, $16.1 million and $16.0 million in fiscal years 2017, 2016 and 2015, respectively. This represented a decrease of $2.3 million in fiscal year 2017 compared to fiscal year 2016 and an increase of $21,000 in fiscal year 2016 compared to fiscal year 2015. Total research and development expenses as a percentage of total revenue was 24%, 23% and 21% for fiscal years 2017, 2016 and 2015, respectively.

The decrease in research and development expense in fiscal year 2017 was primarily due to decreases of (i) $1.5  million in personnel and personnel-related expenses consisting of $925,000 in personnel expenses and a reduction of $544,000 in overhead expenses; (ii) international subsidiaries’ expenses of approximately $653,000 from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and the Indian rupee; and (iii) $148,000 in outside consulting services.

Research and development expense in fiscal year 2016 was consistent with fiscal year 2015.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to remain relatively constant as a percentage of total revenue in fiscal year 2018 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Sales	$17,141	$24,628	$28,970	$(7,487)	(30)%	$(4,342)	(15)%
Marketing	$3,295	$3,094	$3,733	$201	6%	$(639)	(17)%
Total sales and marketing	$20,436	$27,722	$32,703	$(7,286)	(26)%	$(4,981)	(15)%
Percentage of total revenue	35%	40%	43%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $20.4 million, $27.7 million and $32.7 million in fiscal years 2017, 2016 and 2015 respectively. This represented a decrease of 26%, or $7.3 million in fiscal year 2017 compared to fiscal year 2016 and a decrease of 15%, or $5.0 million in fiscal year 2016 compared to fiscal year 2015.

Total sales and marketing expenses as a percentage of total revenue was 35%, 40% and 43% in fiscal years 2017, 2016 and 2015, respectively.

Total sales expense was $17.1 million for fiscal 2017, a decrease of 30% or $7.5 million, from $24.6 million for fiscal year 2016. The decrease in fiscal year 2017 was primarily due to decreases of (i) $5.9 million in personnel and personnel-related expense related to the decreased headcount; (ii) international subsidiaries’ expenses of approximately $1.1 million primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (iii) $623,000 in intangible amortization of customer relationships related to acquired software contracts partially offset by an increase of (i) $125,000 in outside consulting.

Total marketing expense was $3.3 million for fiscal 2017, an increase of 6% or $201,000 from $3.1 million for fiscal year 2016. The increase in fiscal year 2017 was primarily due to increases of (i) $169,000 in outside consulting; (ii) $168,000 in marketing program expenses; (iii) $38,000 in personnel and personnel-related expense partially offset by a decrease of international subsidiaries’ expenses of approximately $174,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee.

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

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to decrease or remain relatively constant as a percentage of total revenue in fiscal year 2018.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
General and administrative	$6,552	$7,774	$9,313	$(1,222)	(16)%	$(1,539)	(17)%
Percentage of total revenue	11%	11%	12%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts, occupancy costs and related overhead. General and administrative expense was $6.6 million, $7.8 million and $9.3 million in the fiscal years 2017, 2016 and 2015, respectively. This represented a decrease of 16% or $1.2 million in fiscal year 2017 compared to fiscal 2016 and a decrease of 17% or $1.5 million in fiscal year 2016 compared to fiscal year 2015. Total general and administrative expenses as a percentage of total revenue was 11%, 11% and 12% in fiscal years 2017, 2016 and 2015, respectively.

The decrease in fiscal year 2017 was primarily due to decreases of (i) $1.2 million in personnel and personnel-related expense from the decreased headcount; (ii) international subsidiaries’ expenses of approximately $345,000 primarily from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (iii) $68,000 in intangible amortization of acquired developed software technology; and (iv) $71,000 in legal and other costs partially offset by increases of (i) $345,000 from outside consulting services, including accounting and audit services; and (ii) $115,000 in bad debt expense.

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

We anticipate general and administrative expenses to increase or remain relatively constant as a percentage of total revenue in fiscal year 2018 based upon current revenue expectations excluding the fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar.

Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Cost of revenue	$131	$249	$476	$(118)	(47)%	$(227)	(48)%
Research and development	281	472	736	(191)	(40)%	(264)	(36)%
Sales and marketing	80	169	574	(89)	(53)%	(405)	(71)%
General and administrative	175	298	531	(123)	(41)%	(233)	(44)%
Total stock-based compensation	$667	$1,188	$2,317	$(521)	(44)%	$(1,129)	(49)%
Percentage of total revenue	1%	2%	3%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our board of directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest.  The decrease in our stock-based compensation expense in fiscal 2017 was primarily due to the decrease in Company-wide headcount as well as a decrease in option grant activity. The decrease in our stock-based compensation expense in fiscal 2016 was primarily due to the decrease in Company-wide headcount as well as decrease in option grant activity.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to increase in fiscal year 2018 based on anticipated hiring and/or stock price increases. Refer also to Subsequent Event (Note 12) regarding the repricing of certain options.

Loss from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(in thousands)
Operating loss	$(3,725)	$(5,873)	$(11,286)	$2,148	37%	$5,413	48%
Operating margin	(6)%	(8)%	(15)%

Loss from operations was $3.7 million in fiscal year 2017 compared to loss from operations of $5.9 million in fiscal year 2016 and loss from operations of $11.3 million in fiscal year 2015. We recorded a negative operating margin of 6%, 8% and 15% in fiscal years 2017, 2016 and 2015, respectively.

The decrease in operating loss in fiscal year 2017 was due to a decrease in total cost of revenue and operating expenses of $13.3 million partially offset by a decrease in revenue of $11.2 million. The decrease in revenue was primarily due to a decrease in new legacy license transactions, as we transition to a cloud delivery model, and professional services revenue. The impact of fluctuations of foreign currencies against the U.S. dollar on revenue was a decrease of $4.8 million. The decrease in total costs and operating expenses was primarily due to decreases of (i) $9.8 million in personnel-related costs; (ii) $3.7 million in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (iii) $691,000 in intangible amortization from prior acquisition; and (iv) $71,000 in legal and other costs partially offset by increases of (i) $639,000 cloud related expenses; (ii) $168,000 in marketing program expenses; (iii) $115,000 in bad debt expense; and (iv) $52,000 in outside consulting services which includes accounting, audit and investor relations fees.

The decrease in operating loss in fiscal year 2016 was due to a decrease in total costs of revenue and operating expenses of $12.0 million partially offset by a decrease in revenue of $6.5 million. The decrease in revenue was primarily due to a decrease in new license transactions and professional services revenue. The impact of any fluctuation of foreign currencies against the U.S. dollar on revenue was a decrease of $2.1 million. The decrease in total costs and operating expenses was primarily due to decreases of (i) $7.8 million in in personnel-related costs; (ii) $3.3 million in international expenses from the foreign exchange fluctuation between the U.S. dollar, the Euro, British pound and Indian rupee; (iii) $798,000 in one-time acquisition transaction costs; (iv) $551,000 in outside consulting services which includes accounting, audit and investor relations fees and (v) $360,000 in marketing program expenses partially offset by increases of (i) $321,000 in legal expenses as a result of a June 30, 2015 accrual reversal; (ii) $270,000 in intangible amortization from acquisition; (iii) $245,000 cloud related expenses and (iv) $45,000 in bad debt expense.

Interest Expense, Net

Net interest expense was $1.7 million, $2.0 million and $834,000 in fiscal years 2017, 2016 and 2015, respectively. This represents a decrease of 12% or $228,000 in fiscal year 2017, compared to fiscal year 2016 and an increase of 135% or $1.1 million in fiscal year 2016, compared to fiscal year 2015. Interest income was not significant in any year.

The decrease in interest expense in fiscal year 2017 was primarily due to the repayment of bank borrowings resulting in lower average indebtedness.

The increase in interest expense in fiscal years 2016 and 2015 was primarily due to interest incurred on bank borrowings and capital leasing agreements.

Other Income (Expense), Net

Other expense, net, was $32,000 in fiscal year 2017, compared to other income, net, of $728,000 in fiscal year 2016 and other income, net, of $11,000 in fiscal year 2015. Other income and expense in fiscal years 2017 and 2016 primarily included the foreign exchange loss and gain on international trade receivables. Other expense and income in fiscal year 2015 was primarily due to (i) $359,000 reclassification of the accumulated translation expense recorded when liquidating our Inference, SiteBridge and Australia subsidiaries, and (ii) $190,000 in foreign exchange loss and gain on international trade receivables due to the weakening of the British pound and Euro against the dollar in which certain sales were denominated.

Income Tax Benefit (Provision)

Income tax provision was $533,000 in fiscal year 2017, and income tax benefit was $863,000 in fiscal year 2016. Income tax provision was $320,000 in fiscal year 2015. The tax provision in fiscal year 2017 primarily relates to foreign and state provisions. The federal provision was fully provided with a valuation allowance. The tax benefit in fiscal year 2016 primarily relates to the release of valuation allowance against deferred tax assets in the United Kingdom and reversal of the intangible amortization generated and benefited by Exony Limited (Exony) which was acquired in fiscal year 2015, partially offset by the income tax provision for foreign subsidiaries.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2017 and 2016, our cash and cash equivalents were $10.6 million and $11.8 million, respectively. Our working capital was a negative $7.7 million as of June 30, 2017, compared to a negative working capital of $886,000 as of June 30, 2016. As of June 30, 2017, our deferred revenue was $23.2 million, compared to $15.7 million as of June 30, 2016. Unbilled deferred revenue, representing business that is contracted but not yet invoiced or collected and off balance sheet, was $37.0 million as of June 30, 2017, up from $31.1 million as of June 30, 2016.

As of June 30, 2017 and 2016, our restricted cash was $6,000 and $5,000, respectively. The increase was primarily attributed to foreign exchange movement.

On November 21, 2014, we entered into a new $20 million credit facility with Wells Fargo Bank to be used for working capital and support our strategic growth plans. The facility, which includes a $10 million, five-year term loan and a $10 million revolver, replaces our prior credit facility with Comerica Bank.  For the term loan, we must make quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date of November 21, 2019, at which time remaining amounts shall be immediately due and payable.

On September 1, 2015, we amended the credit facility with Wells Fargo to increase the revolver from $10 million to $15 million and increased the quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date which remained unchanged at November 21, 2019.

Based upon our fiscal year 2018 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash provided by operating activities was $5.4 million in fiscal year 2017 compared to net cash provided by operating activities of $1.9 million in fiscal year 2016. In fiscal year 2017, net cash provided by operating activities increased $3.5 million over fiscal year 2016 primarily due to lower net loss after adjusting for amortization of acquired intangibles, depreciation and amortization, amortization of deferred commissions, stock-based compensation, provision for doubtful accounts, amortization of deferred financing costs, and changes in working capital accounts, specifically a decrease in accounts receivables and an increase in deferred revenue due to timing of prepayments received for cloud customer renewals.

Net cash provided by operating activities was $1.9 million in fiscal year 2016 compared to net cash used in operating activities of $10.5 million in fiscal year 2015. The decrease in cash used was primarily due to a net loss of $6.2 million for the fiscal year 2016 compared to a net loss of $12.4 million in the comparable year-ago period after adjusting for depreciation, amortization of deferred commissions, deferred financing costs, and intangible assets, stock-based compensation, and changes in working capital accounts. Decreases in accrued compensation related to the settlement of Exony working capital and management incentive commitments, deferred revenue and accounts receivable decreased due to the timing of prepayments received for cloud customer renewals and improved cash collections led to the improvement in cash used in operations, as well. The increase in accrued liabilities was primarily due to the increase in customer advances.

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

Net cash used in investing activities was $492,000 in fiscal year 2017. Net cash used in investing activities primarily related to purchases of equipment and software of $492,000 to support the increase in investment for cloud infrastructure and equipment for new employees.

Net cash provided by investing activities was $74,000 in fiscal year 2016. Net cash provided by investing activities in fiscal year 2016 primarily related to a decrease of $621,000 in restricted cash partially offset by $547,000 of equipment and software purchases.

Net cash used in investing activities was $3.4 million in fiscal year 2015. Net cash used in investing activities primarily related to (i) $1.9 million of cash paid for the acquisition of Exony, net of cash acquired (ii) an increase in restricted cash of $779,000 related to escrow funds reserved for the payment of Exony management incentive bonuses and (iii) $741,000 of equipment and software purchases.

Net cash used in financing activities was $6.0 million in fiscal year 2017. Net cash used in financing activities  primarily included payments of $14.0 million on existing bank borrowings, payments of $329,000 on capital lease obligations, and payments of $130,000 made for debt issue costs partially offset by proceeds from bank borrowings of $8.5 million and proceeds from exercise of stock options of $11,000.

Net cash provided by financing activities was $1.7 million in fiscal year 2016. Net cash provided by financing activities primarily related to (i) $11.8 million in bank borrowings from our bank facility to fund operations and (ii) $172,000 from the exercise of stock options partially offset by (i) $9.5 million repayment of existing bank borrowings; (ii) $498,000 payments on capital lease obligations and (iii) $270,000 payments for debt issue costs.

Net cash provided by financing activities was $13.6 million in fiscal year 2015. Net cash provided by financing activities primarily related to (i) $26.5 million in borrowings from our bank facilities used to finance the majority of the acquisition of Exony on August 6, 2014 and to support our strategic growth plans and (ii) $339,000 from the exercise of stock options partially offset by (i) the repayment of $12.2 million of existing bank borrowings, (ii) $550,000 payments made for debt issue costs, and (iii) $434,000 principal payments on capital lease obligations.

Commitments

The following table summarizes our contractual obligations as of June 30, 2017 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
					More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Operating leases	$4,207	$1,172	$1,969	$1,066	$—
Capital leases	162	119	43	—	—
Bank borrowings	16,056	1,000	15,056	—	—
Contractual commitments	3,839	981	2,858	—	—
Total	$24,264	$3,272	$19,926	$1,066	$—

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 2017. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2017	2017	2016	2016	2016	2016	2015	2015
	(in thousands, except per share information)
Consolidated Statements of Operations Data:
Revenue:
Recurring	$11,603	$10,137	$10,982	$10,863	$10,828	$10,330	$10,783	$10,842
Legacy license	333	1,156	1,418	1,650	3,807	3,169	5,064	2,426
Professional services	2,685	2,557	2,599	2,232	2,987	2,792	3,139	3,208
Total revenue	14,621	13,850	14,999	14,745	17,622	16,291	18,986	16,476
Cost of recurring	3,080	3,149	2,800	2,927	3,065	3,141	3,116	3,079
Cost of legacy license	15	24	4	7	5	8	9	7
Cost of professional services	2,318	2,486	2,259	2,130	2,450	2,572	2,851	3,386
Total cost of revenue	5,413	5,659	5,063	5,064	5,520	5,721	5,976	6,472
Gross profit	9,208	8,191	9,936	9,681	12,102	10,570	13,010	10,004
Operating Expenses:
Research and development	3,487	3,360	3,231	3,675	3,939	4,208	4,016	3,900
Sales and marketing	4,553	5,102	5,541	5,240	6,311	7,126	7,617	6,668
General and administrative	1,499	1,560	1,462	2,031	1,743	1,892	1,893	2,246
Total operating expenses	9,539	10,022	10,234	10,946	11,993	13,226	13,526	12,814
Income (loss) from operations	(331)	(1,831)	(298)	(1,265)	109	(2,656)	(516)	(2,810)
Interest expense, net	(379)	(470)	(459)	(422)	(437)	(512)	(676)	(333)
Other income (expense), net	(79)	12	(73)	108	217	345	(74)	240
Loss before income tax benefit (provision)	(789)	(2,289)	(830)	(1,579)	(111)	(2,823)	(1,266)	(2,903)
Income tax benefit (provision)	744	(226)	(219)	(832)	1,488	(178)	(113)	(334)
Net Income (loss)	$(45)	$(2,515)	$(1,049)	$(2,411)	$1,377	$(3,001)	$(1,379)	$(3,237)
Per share information:
Basic net income (loss) per common share	$(0.00)	$(0.09)	$(0.04)	$(0.09)	$0.05	$(0.11)	$(0.05)	$(0.12)
Weighted average shares used in computing basic net income (loss) per common share	27,114	27,105	27,106	27,108	27,096	27,070	27,036	27,022
Diluted net income (loss) per common share	$(0.00)	$(0.09)	$(0.04)	$(0.09)	$0.05	$(0.11)	$(0.05)	$(0.12)
Weighted average shares used in computing diluted net income (loss) per common share	27,114	27,105	27,106	27,108	27,607	27,070	27,036	27,022

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2017 totaled approximately $8.6 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $860,000. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

Our cash and cash equivalents, totaling $10.6 million as of June 30, 2017, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of June 30, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2017 and 2016 and for the years ended June 30, 2017, 2016, and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of eGain Corporation and its subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGain Corporation and its subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BPM LLP

San Jose, California

September 26, 2017

eGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$10,627	$11,780
Restricted cash	6	5
Accounts receivable, less allowance for doubtful accounts of $357 and $756 as of June 30, 2017 and 2016, respectively	7,201	11,876
Deferred commissions	690	787
Prepaid expenses	1,737	1,480
Other current assets	370	426
Total current assets	20,631	26,354
Property and equipment, net	1,059	1,688
Deferred commissions, net of current portion	694	325
Intangible assets, net	2,748	4,839
Goodwill	13,186	13,186
Other assets	1,433	1,671
Total assets	$39,751	$48,063
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,363	$2,099
Accrued compensation	4,339	5,642
Accrued liabilities	2,364	5,670
Deferred revenue	18,332	12,672
Capital lease obligations	108	329
Bank borrowings	805	828
Total current liabilities	28,311	27,240
Deferred revenue, net of current portion	4,887	3,045
Capital lease obligations, net of current portion	42	153
Bank borrowings, net of current portion	14,802	20,223
Other long term liabilities	1,330	1,679
Total liabilities	49,372	52,340
Commitments and contingencies (Notes 7 and 8)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,127 and 27,108 shares as of June 30, 2017 and 2016, respectively	27	27
Additional paid-in capital	343,367	342,689
Notes receivable from stockholders	(83)	(81)
Accumulated other comprehensive loss	(1,663)	(1,663)
Accumulated deficit	(351,269)	(345,249)
Total stockholders' deficit	(9,621)	(4,277)
Total liabilities and stockholders' deficit	$39,751	$48,063

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2017	2016	2015
Revenue:
Recurring	$43,585	$42,783	$42,311
Legacy license	4,557	14,466	18,325
Professional services	10,073	12,126	15,277
Total revenue	58,215	69,375	75,913
Cost of recurring	11,956	12,401	12,082
Cost of legacy license	50	29	61
Cost of professional services	9,193	11,259	16,998
Total cost of revenue	21,199	23,689	29,141
Gross profit	37,016	45,686	46,772
Operating expenses:
Research and development	13,753	16,063	16,042
Sales and marketing	20,436	27,722	32,703
General and administrative	6,552	7,774	9,313
Total operating expenses	40,741	51,559	58,058
Loss from operations	(3,725)	(5,873)	(11,286)
Interest expense, net	(1,730)	(1,958)	(834)
Other income (expense), net	(32)	728	11
Loss before income tax benefit (provision)	(5,487)	(7,103)	(12,109)
Income tax benefit (provision)	(533)	863	(320)
Net loss	$(6,020)	$(6,240)	$(12,429)
Per share information:
Basic and diluted net loss per common share	$(0.22)	$(0.23)	$(0.47)
Weighted average shares used in computing basic and diluted net loss per common share	27,108	27,056	26,609
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$131	$249	$476
Research and development	$281	$472	$736
Sales and marketing	$80	$169	$574
General and administrative	$175	$298	$531

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended June 30,
	2017	2016	2015
Net loss	$(6,020)	$(6,240)	$(12,429)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	—	(493)	159
Cumulative translation adjustments from liquidation of inactive subsidiaries	—	—	(359)
Other comprehensive loss, net of taxes:	—	(493)	(200)
Total comprehensive loss	$(6,020)	$(6,733)	$(12,629)

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity (Deficit)
BALANCES AS OF JUNE 30, 2014	25,471	25	330,657	(83)	(970)	(326,580)	3,049
Repayment on stockholder notes	—	—	—	8	—	—	8
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	341	1	338	—	—	—	339
Stock-based compensation	—	—	2,317	—	—	—	2,317
Share issuance related to business combination	1,210	1	8,017	—	—	—	8,018
Net loss	—	—	—	—	—	(12,429)	(12,429)
Foreign currency translation adjustments	—	—	—	—	159	—	159
Cumulative translation adjustment from liquidation of inactive subsidiaries	—	—	—	—	(359)	—	(359)
BALANCES AS OF JUNE 30, 2015	27,022	27	341,329	(78)	(1,170)	(339,009)	1,099
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	86	—	172	—	—	—	172
Stock-based compensation	—	—	1,188	—	—	—	1,188
Net loss	—	—	—	—	—	(6,240)	(6,240)
Foreign currency translation adjustments	—	—	—	—	(493)	—	(493)
BALANCES AS OF JUNE 30, 2016	27,108	27	342,689	(81)	(1,663)	(345,249)	(4,277)
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	19	—	11	—	—	—	11
Stock-based compensation	—	—	667	—	—	—	667
Net loss	—	—	—	—	—	(6,020)	(6,020)
BALANCES AS OF JUNE 30, 2017	27,127	$27	$343,367	$(83)	$(1,663)	$(351,269)	$(9,621)

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(6,020)	$(6,240)	$(12,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,108	2,057	2,503
Deferred income taxes	18	(1,406)	(268)
Loss on disposal of property and equipment	—	47	—
Amortization of deferred financing costs	207	231	79
Amortization of acquired intangibles	2,091	2,781	2,510
Stock-based compensation	667	1,188	2,317
Provision for doubtful accounts	303	264	194
Amortization of deferred commissions	884	728	1,006
Changes in operating assets and liabilities:
Accounts receivable, net	4,209	(272)	(116)
Deferred commissions	(1,168)	(1,049)	(794)
Prepaid expenses	(267)	(586)	(515)
Other current assets	54	248	448
Other non-current assets	(216)	48	44
Accounts payable	262	429	(1,093)
Accrued compensation	(1,285)	(864)	(1,454)
Accrued liabilities	(3,281)	3,208	(1,113)
Deferred revenue	7,711	825	(1,566)
Other long term liabilities	124	230	(256)
Net cash provided by (used in) operating activities	5,401	1,867	(10,503)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(1,905)
Purchases of property and equipment	(492)	(547)	(741)
Decrease (increase) in restricted cash	—	621	(779)
Net cash provided by (used in) investing activities	(492)	74	(3,425)
Cash flows from financing activities:
Payments on bank borrowings	(14,000)	(9,510)	(12,200)
Payments on capital lease obligation	(329)	(498)	(434)
Proceeds from bank borrowings	8,479	11,837	26,450
Payments made for debt issue costs	(130)	(270)	(550)
Proceeds from exercise of stock options	11	172	339
Repayments on related party notes receivable	—	—	8
Net cash provided by (used in) financing activities	(5,969)	1,731	13,613
Effect of exchange rate differences on cash and cash equivalents	(93)	(525)	163
Net increase (decrease) in cash and cash equivalents	(1,153)	3,147	(152)
Cash and cash equivalents at beginning of year	11,780	8,633	8,785
Cash and cash equivalents at end of year	$10,627	$11,780	$8,633

Supplemental cash flow disclosures:
Cash paid for interest	$1,537	$1,748	$362
Cash paid for income taxes	$268	$282	$412
Non-cash items:
Purchases of equipment through trade accounts payable	$15	$11	$40
Property and equipment acquired under a capital lease	$—	$250	$208
Issuance of common stock in connection with business acquisition	$—	$—	$8,018

The accompanying notes are an integral part of these consolidated financial statements

eGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based customer engagement software. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. Benefits include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., Exony Limited (Exony), eGain Communications Pvt. Ltd., eGain Communications (SA), eGain France S.A.R.L and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

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

Reclassification

Certain reclassifications were made to the consolidated financial statements to conform to the current period presentation. As of June 30, 2017, we classify subscription and support revenue as recurring revenue due to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses. These reclassifications did not result in any change in previously reported net losses, total assets or stockholders’ equity (deficit).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates are based upon information available as of the date of the consolidated financial statements. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a gain of $14,000, a gain of $697,000, and a loss of $400,000 in fiscal years 2017, 2016 and 2015, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2017 and 2016 we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2017 and 2016, our restricted cash was nominal.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $10.6 million as of June 30, 2017 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. One customer accounted for 13% of total revenue in fiscal year 2017. There were two customers that accounted for 10% and 14%, respectively, of total revenue in fiscal years 2016.  One customer accounted for 10% of total revenue in fiscal year 2015.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Two customers accounted for 20% and 11% of accounts receivable as of June 30, 2017.  There were two customers that accounted for 23% and 14% of accounts receivable as of June 30, 2016. Two customers accounted for approximately 16% and 12%, respectively, of accounts receivable as of June 30, 2015.

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

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We early adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other, in fiscal year 2017 and had no impairment due to a negative carrying amount of our reporting unit. We performed an annual impairment review in June 2016 and identified no impairment.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2017, 2016 and 2015, we did not have any such losses.

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

We derive revenue from three sources:

i.

Recurring fees (previously referred to as subscription and support) primarily consist of cloud revenue from customers accessing our enterprise cloud computing services, term and ratable license revenue, and maintenance and support revenue;

ii.	Legacy license fees primarily consist of perpetual software license revenue which we no longer sell to new customers;
iii.	Professional services primarily consist of consulting, implementation services and training.

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

Revenue from sales to resellers is generally recognized upon delivery to the reseller dependent on the facts and circumstances of the transaction, such as our understanding of the reseller’s plans to sell the software, existence of return provisions, price protection or other allowances, the reseller’s financial status and our experience with the reseller. Historically sales to resellers have not included any return provisions, price protections or other allowances.

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

When legacy perpetual licenses were sold together with system implementation and consulting services, legacy license fees were recognized upon shipment, provided that (i) payment of the license fees were not dependent upon the performance of the consulting and implementation services, (ii) the services were available from other vendors, (iii) the services qualified for separate accounting as we have sufficient experience in providing such services, had the ability to estimate cost of providing such services, and we had vendor-specific objective evidence, or VSOE, of fair value, and (iv) the services were not essential to the functionality of the software.

We enter into arrangements with multiple-deliverables that generally include subscription, maintenance and support, and professional services. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, and (iii) there is a general right of return. For revenue recognition with multiple-deliverable elements, we apply the selling price hierarchy, which includes VSOE, third-party evidence of selling price, or TPE, and best estimate of selling price, or BESP. We determine the relative selling price for a deliverable based on VSOE, if available, or BESP, if VSOE is not available. We determined that TPE is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information.

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

Recurring Revenue

Cloud Revenue

Cloud revenue consists of subscription fees along with bundled maintenance and support revenue from customers accessing our cloud-based service offerings. We recognize cloud services revenue ratably over the period of the applicable agreement as services are provided. Cloud agreements typically have an initial term of 12 to 36 months and automatically renew unless either party cancels the agreement. The majority of the cloud services customers purchase a combination of our cloud service and professional services. In some cases, the customer may also acquire a license for our software.

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under Professional Services Revenue. If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term and Ratable License Revenue

Term and ratable license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract or the Company has not established VSOE for the bundled multi-year maintenance and support services. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity. Certain terms of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract, and ratable license revenue is recognized over the term of the associated bundled maintenance and support contract.

Version 15.5 and future releases of the perpetual license is a cloud and perpetual license hybrid software which represents a service contract under ASC 605-25. The cloud components are essential to the functionality of version 15.5 and future releases, and we have a contractual obligation to deliver these cloud components. Per ASC 605-25, a delivered item is considered a separate unit of accounting only if (i) the delivered item has standalone value; and (ii) if the service contract has a general right of return, then delivery and performance of the undelivered item is probable and substantially within the vendor’s control. We cannot separate the cloud components because there is no standalone value of the cloud components. The perpetual license revenue is recognized over the economic life of the software which was determined to be three years.

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

Legacy License Revenue

Legacy license revenue consists of perpetual license rights sold to customers to use our software in conjunction with related maintenance and support services. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In software arrangements that include rights to multiple software products and/or services, we use the residual method for perpetual licenses released as version 15 or prior under which revenue is allocated to the undelivered elements based on VSOE of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services and, in some cases, cloud services.

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

We have standalone value for consulting and implementation services. For those contracts that have standalone value, we recognized the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term and ratable license, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. As of June 30, 2017 and 2016, deferred financing costs were $950,000 and $820,000, respectively, and accumulated amortization was $501,000 and $294,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $207,000, $231,000 and $79,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2017, 2016 and 2015 were $52,000, $121,000, and $68,000 respectively.

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

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as our foreign operations.

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

Comprehensive Loss

We report comprehensive loss and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive loss includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years in the period ended June 30, 2017 is shown in the accompanying statements of comprehensive loss. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2017 and 2016 consist of accumulated foreign currency translation adjustments.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Years Ended June 30,
	2017	2016	2015
Net loss applicable to common stockholders	$(6,020)	$(6,240)	$(12,429)
Basic net loss per common share	$(0.22)	$(0.23)	$(0.47)
Weighted average common shares used in computing basic net loss per common share	27,108	27,056	26,609
Effect of dilutive options and warrants outstanding	—	—	—
Weighted average common shares used in computing diluted net loss per common share	27,108	27,056	26,609
Diluted net loss per common share	$(0.22)	$(0.23)	$(0.47)

Weighted average shares of stock options to purchase 2,404,591, 2,661,609, and 2,718,069 shares of common stock as of June 30, 2017, 2016, and 2015, respectively, were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2017, 2016 and 2015 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2017:
North America	$28,711	$(4,515)	$463
EMEA	28,106	4,283	497
Asia Pacific	1,398	(3,493)	99
	$58,215	$(3,725)	$1,059
Year ended June 30, 2016:
North America	$34,922	$(6,078)	$925
EMEA	32,157	3,162	627
Asia Pacific	2,296	(2,957)	136
	$69,375	$(5,873)	$1,688
Year ended June 30, 2015:
North America	$36,551	$(7,382)
EMEA	37,666	204
Asia Pacific	1,696	(4,108)
	$75,913	$(11,286)

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from goodwill impairment testing. The Board also eliminated requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 (our fiscal 2021), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We early adopted this guidance in fiscal year 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that we recognize lease assets and liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018 (our fiscal 2020), and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim periods within that reporting period, with early application permitted for periods beginning after December 31, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers  (Topic 606)  Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for the amendments are equivalent to those for Topic 606.

Topic 606 is effective for our fiscal year 2019 beginning on July 1, 2018 using either one of two transition methods including several practical expedients: (i) full retrospective method, in which the new standard would be applied to each prior reporting period presented; or (ii) the modified retrospective method, in which the cumulative effect of initially applying the new standard would be recognized at the date of initial application and providing certain additional disclosures as defined in the guidance. We have not selected a transition method yet. We are still evaluating the overall effect that the standard will have on our consolidated financial statements and accompanying notes to the consolidated financial statements.

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	June 30,
	2017	2016
Computers and equipment	$1,382	$2,215
Leased equipment	475	1,473
Furniture and fixtures	255	249
Leasehold improvements	412	553
Total	2,524	4,490
Accumulated depreciation and amortization	(1,465)	(2,802)
Property and equipment, net	$1,059	$1,688

Depreciation and amortization expense was $1.1 million, $2.1 million and $2.5 million for the years ended June 30, 2017, 2016 and 2015, respectively. Accumulated depreciation relating to computers, equipment and software under capital leases totaled $863,000 and $1.0 million as of June 30, 2017 and 2016, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense. Disposals of fixed assets were $14.0 million and $1.2 million and for the years ended June 30, 2017, and 2016, respectively. Fully depreciated equipment of $6.1 million and $17.6 million as of June 30, 2017 and 2016, respectively, is not included in the table above.

Accrued compensation consists of the following (in thousands):

	June 30,
	2017	2016
Accrued bonuses	$1,326	$1,514
Accrued vacation	1,794	1,834
Payroll and other employee related costs	752	891
Accrued commissions	467	1,403
Accrued compensation	$4,339	$5,642

Accrued liabilities consists of the following (in thousands):

	June 30,
	2017	2016
Accrued other liabilities	$980	907
VAT liability	364	602
Sales tax payable	558	193
Customer advances	462	3,968
Accrued liabilities	$2,364	$5,670

3. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement (the Credit Agreement) with Wells Fargo Bank, as administrative agent and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans (Revolving Loans) in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month recurring revenues from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

On September 2, 2015, the Company entered into Amendment Number One (the Amendment) to that certain Credit Agreement, dated as of November 21, 2014 (as further amended, restated, supplemented or otherwise modified from time to time), among us, the lenders, and Wells Fargo Bank, as administrative agent. Pursuant to the Amendment, we increased the total maximum revolving loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the term loan under the Credit Agreement to $187,500 for the quarters ended September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  Borrowings under the Amendment bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus 6.0%. In connection with the Amendment, certain fees were also modified such that prior to the first anniversary of the Amendment, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.  The financial covenants concerning minimum EBITDA and liquidity levels contained in the Credit Agreement were modified in the Amendment as follows:

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

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (the Amendment No. 2), which amends the Credit Agreement dated as of November 21, 2014, among the Company, Wells Fargo Bank, National Association, as agent, and the lenders party thereto (as amended, the Credit Agreement).  Pursuant to the Amendment, the Applicable Margin (as defined in the Credit Agreement) at which LIBOR loans advanced under the Credit Agreement bear interest may be either the applicable LIBOR rate plus 5.5% per annum or 7.0% per annum, depending on the Company’s “TTM Recurring Revenue Calculation” (as defined in the Credit Agreement).  The TTM Recurring Revenue Calculation is based on the Company’s consolidated trailing twelve months of revenue relating to recurring revenue attributable to the Company’s software.  Loans may also bear interest under the Credit Agreement at the applicable Base Rate (as defined in the Credit Agreement) and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  Under the Amendment No. 2, a 1.0% fee will also be payable until the first anniversary of the Amendment No. 2 on the amount of any voluntary prepayment of the term loan advanced under the Credit Agreement or the amount of any voluntary reduction of revolving commitments provided under the Credit Agreement.

The Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the Financial Covenant Replacement Date (as defined in the Credit Agreement) has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters (as such terms are defined in the Credit Agreement).  In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of June 30, 2017, the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants were not met, and the Financial Covenant Replacement Date was not deemed to have occurred.

Under the Amendment No. 2 the minimum EBITDA (as defined in the Credit Agreement and specific to Wells Fargo) levels the Company is required to achieve on and prior to the Financial Covenant Replacement Date were modified to be, as of the end of each fiscal quarter, at the least the amount set forth in the table below for the applicable period opposite such amount:

For the four quarter period ending	Applicable Amount
December 31, 2016	$(900,000)
March 31, 2017	(2,000,000)
June 30, 2017	(4,500,000)
September 30, 2017	(6,100,000)
December 31, 2017	(5,100,000)
March 31, 2018	(3,800,000)
June 30, 2018	(3,000,000)
September 30, 2018	(1,500,000)
December 31, 2018	—
March 31, 2019	1,500,000
June 30, 2019	3,000,000
September 30, 2019	4,000,000

In addition, the amount of Liquidity (as defined in the Credit Agreement) the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10 million to $4 million.

As of June 30, 2017, we were in compliance with these financial covenant terms.

If the Leverage Ratio is greater than 3.00 to 1:00 as of the end of the fiscal year, then we are contractually obligated to repay an amount equivalent to 50% of the Excess Cash Flow as specified in the Credit Agreement. As of June 30, 2017, our Leverage Ratio was above this threshold, and 50% of Excess Cash Flow was determined to be the amount of $729,000.  We obtained a bank waiver and were not required to pay this amount.

As of June 30, 2017, balances on the Term Loan, Revolving Loans and debt maturities during each of the next five years on an aggregate basis were (in thousands):

Bank
Year Ending June 30,	Borrowings
2018	$1,000
2019	1,000
2020	14,056
2021	—
2022	—
Total bank borrowings	16,056
Less amounts representing deferred financing costs, net	(449)
Total bank borrowings	15,607
Less current debt maturities	(805)
Bank borrowings, net of current portion	$14,802

Amortization expense related to deferred financing costs amounted to $207,000 and $231,000 and $79,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

4. INCOME TAXES

Loss before income tax benefit (provision) consisted of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015
United States	$(5,148)	$(11,823)	$(24,621)
Foreign	(339)	4,720	12,512
Loss before income tax benefit (provision)	$(5,487)	$(7,103)	$(12,109)

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2017	2016	2015

Federal statutory income tax rate	34.0%	34.0%	34.0%
Current state taxes	(0.2)	(0.1)	—
Foreign rate differential	(8.9)	(0.8)	(4.9)
Research and development credits	3.1	3.5	1.5
Foreign withholding tax	(4.3)	(5.4)	(2.2)
Other items	(5.7)	(2.4)	1.8
Net change in valuation allowance	(27.7)	(16.7)	(32.8)
Effective tax rate	(9.7)%	12.1%	(2.6)%

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Current provision:
Federal	$—	$—	$23
Foreign	505	533	560
State	10	10	5
Total current:	515	543	588
Deferred (benefit):
Foreign	18	(1,406)	(268)
Total deferred:	18	(1,406)	(268)
Income tax (benefit) provision	$533	$(863)	$320

As of June 30, 2017, we had federal and state net operating loss carryforwards of approximately $218.3 million and $32.7 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2018 through June 30, 2037, if not utilized. Partial amounts of the net operating losses are generated from the exercise of options and the tax benefit would be credited directly to stockholders’ equity (deficit). We also had federal research and development credit carryforwards of approximately $2.8 million as of June 30, 2017 which will expire at various dates beginning in fiscal year ending June 30, 2019 through June 30, 2037, if not utilized. The California research and development credit carryforwards are approximately $4.3 million as of June 30, 2017 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards, which do not expire, of approximately $1.5 million as of June 30, 2017.

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

We early adopted ASU 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes, as of June 30, 2016 on a prospective basis. Periods presented in the consolidated financial statements reflect the adoption of the guidance.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$74,806	$74,751
Research credits	5,658	5,289
Deferred revenue	886	372
Stock-based compensation	1,564	111
Accruals and reserves	1,260	1,199
Other	376	411
Gross deferred tax assets	84,550	82,133
Less valuation allowance	(83,747)	(80,863)
Deferred tax assets, included in other assets	803	1,270
Deferred tax liabilities:
Foreign, primarily intangible assets	(256)	(705)
Deferred tax liabilities, included in other long term liabilities	(256)	(705)
Net deferred tax assets	$547	$565

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.  For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carryforwards which had previously been valued against as well as our foreign operations.

The net valuation allowance increased by $2.9 million for the year ended June 30, 2017, compared to the increase of $2.3 million for year ended June 30, 2016.

Deferred tax liabilities have not been recognized for $11.2 million of undistributed earnings of our foreign subsidiaries as of June 30, 2017. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Beginning balance	$1,413	$1,346	$1,290
Increases in balances related to tax positions taken during current periods	52	67	56
Decrease in balances related to tax positions taken during prior periods	—	—	—
Ending balance	$1,465	$1,413	$1,346

No accrued interest and penalties have been recognized related to unrecognized tax (benefit) in the provision for income tax until the credits have been utilized.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We file income tax returns in the United States, and various state and foreign jurisdictions. In these jurisdictions tax years 1994-2015 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

5. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2017 as follows:

Reserved
Stock
Options
Stock options outstanding	2,273,660
Reserved for future grants of stock options	2,097,918
Total reserved shares of common stock for issuance	4,371,578

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan, or the 2005 Management Plan, which provides for the grant of non-statutory stock options to directors, officers and key employees of eGain and its subsidiaries. The Plan was increased by 500,000 shares of common stock in November 2007, 500,000 shares of common stock in September 2011 and 1.0 million shares of common stock in September 2014. Our board also extended the expiration date of the 2005 Management Stock Option Plan to September 30, 2024. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Stock Option Plan:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price
Balance as of June 30, 2014	352,481	537,207	$2.92
Shares Authorized for Issuance	1,000,000	—	$—
Options Granted	(670,200)	670,200	$6.10
Options Exercised	—	(218,691)	$0.91
Options Forfeited / Expired	40,709	(40,709)	$5.95
Balance as of June 30, 2015	722,990	948,007	$5.50
Options Granted	(98,875)	98,875	$3.99
Options Exercised	—	(38,307)	$3.08
Options Forfeited / Expired	132,534	(132,534)	$6.29
Balance as of June 30, 2016	756,649	876,041	$5.33
Options Granted	(68,750)	68,750	$1.92
Options Exercised	—	—	$—
Options Forfeited / Expired	107,139	(107,139)	$4.33
Balance as of June 30, 2017	795,038	837,652	$5.16

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2014	200,624	1,632,435	$4.96
Shares Authorized for Issuance	1,000,000	—	$—
Options Granted	(257,800)	257,800	$4.77
Options Exercised	—	(73,510)	$1.47
Options Forfeited / Expired	150,730	(150,730)	$7.83
Balance as of June 30, 2015	1,093,554	1,665,995	$4.83
Options Granted	(199,775)	199,775	$3.98
Options Exercised	—	(39,320)	$0.92
Options Forfeited / Expired	259,915	(259,915)	$6.45
Balance as of June 30, 2016	1,153,694	1,566,535	$4.55
Options Granted	(138,675)	138,675	$2.08
Options Exercised	—	(8,550)	$0.75
Options Forfeited / Expired	287,861	(287,861)	$6.10
Balance as of June 30, 2017	1,302,880	1,408,799	$4.01

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

The following table represents the activity under the 2000 Non-Management Stock Option Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2014	—	21,180	$0.68
Options Exercised	—	(9,030)	$0.65
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2015	—	12,150	$0.71
Options Exercised	—	(900)	$1.09
Options Forfeited / Expired	—	(1,250)	$0.86
Balance as of June 30, 2016	—	10,000	$0.66
Options Exercised	—	—	$—
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2017	—	10,000	$0.66

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

The following table represents the activity under the 1998 Stock Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2014	—	91,568	$0.66
Options Exercised	—	(39,809)	$0.64
Options Forfeited / Expired	—	(12,800)	$0.67
Balance as of June 30, 2015	—	38,959	$0.67
Options Exercised	—	(3,750)	$0.65
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2016	—	35,209	$0.67
Options Exercised	—	(15,000)	$0.68
Options Forfeited / Expired	—	(3,000)	$0.60
Balance as of June 30, 2017	—	17,209	$0.67

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.30-$0.30	3,000	1.45	$0.30	3,000	$0.30
$0.50-$0.74	446,913	2.09	$0.74	446,913	$0.74
$0.75-$1.80	275,493	4.08	$1.36	192,059	$1.20
$2.10-$3.74	235,039	7.65	$3.12	102,462	$3.55
$3.85-$5.28	416,885	5.78	$4.75	323,627	$4.94
$5.31-$6.25	67,063	4.73	$5.55	66,438	$5.54
$6.29-$6.29	429,000	7.20	$6.29	292,852	$6.29
$6.36-$7.94	247,117	6.63	$7.63	195,960	$7.63
$8.02-$13.58	148,050	5.97	$10.39	132,704	$10.42
$15.50-$15.50	5,100	6.25	$15.50	4,675	$15.50
$0.30-$15.50	2,273,660	5.38	$4.39	1,760,690	$4.36

The summary of options vested and exercisable as of June 30, 2017 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	2,273,660	$4.39	$501,634	5.38
Fully vested and expected to vest options	2,190,876	$4.41	$501,103	5.26
Options exercisable	1,760,690	$4.36	$499,669	4.57

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $1.65 as of June 30, 2017 that would have been received by the option holders, had they exercised their options on June 30, 2017. The total intrinsic value of stock options exercised during fiscal years 2017, 2016 and 2015 was $21,000, $53,000, and $1.0 million, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2017	2016	2015
Non-cash stock-based compensation expense	$(667)	$(1,188)	$(2,317)
Income tax benefit	—	—	—
Net income effect	$(667)	$(1,188)	$(2,317)
Net effect on income (loss) per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2017, 2016 and 2015 there were 207,425, 298,650, and 928,000 options granted, respectively, with a weighted average fair value of $1.20, $2.06, and $3.50, per share, respectively, using the following assumptions:

	Year Ended June 30,
	2017	2016	2015
Dividend yield	—	—	—
Expected volatility	56%	61%	79%
Average risk-free interest rate	1.70%	1.53%	1.66%
Expected life (in years)	5.89	5.01	4.50

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

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2017 was $323,000 which is expected to be recognized over the weighted average period of 1.17 years.

6. ACQUISITION

On July 30, 2014, we entered into a Share Purchase Agreement (Purchase Agreement) with Exony Limited, a privately held United Kingdom company (Exony), and certain of its shareholders (collectively, the Shareholders), pursuant to which we agreed to acquire all the outstanding share capital of Exony for (A) an aggregate of  1,209,308 shares of the Company’s common stock, $0.001 par value per share (Company Stock), with a value of $8.02 million as of August 6, 2014, the closing date of the acquisition (based on the closing price of the Company’s common stock as of such date) and (B) an aggregate of $8.13 million in cash (collectively “Acquisition Consideration”), with 15% of each of the cash and Company Stock being held in an escrow account to secure certain indemnification obligations of the Shareholders.  The Acquisition Consideration is subject to an adjustment based on Exony’s working capital as of the closing. The other purchase consideration relates to two shareholders of Exony who have the right to exercise their options within six months from the acquisition date which entitles them to $299,000 (45,119 shares) of Company Stock and $341,000 of cash acquisition consideration. The cash portion of the transaction was funded from eGain’s existing cash and its available credit facility. We have incurred acquisition costs of approximately $844,000 through June 30, 2015, which are included in general and administrative expenses.

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

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2017	Life	Category
Developed technology	$6,990	$(5,073)	$1,917	4	Research and development
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(779)	831	6	Cost of recurring
Trade name	150	(150)	—	2	General and administrative
	$10,130	$(7,382)	$2,748

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2016	Life	Category
Developed technology	$6,990	$(3,325)	$3,665	4	Research and development
Customer relationships - software contracts	1,380	(1,313)	67	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(510)	1,100	6	Cost of recurring
Trade name	150	(143)	7	2	General and administrative
	$10,130	$(5,291)	$4,839

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2017, 2016 and 2015 was $2.1 million, $2.8 million and $2.5 million, respectively.

Estimated future amortization expense remaining as of June 30, 2017 for intangible assets acquired is as follows:

Year Ending
June 30,
2018	$2,016
2019	438
2020	268
2021	26
Total future amortization expense	$2,748

The operating results for this acquisition are included in the consolidated results of operations from August 6, 2014 (the date of acquisition). The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Exony, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. For fiscal years ended 2017, 2016 and 2015, Exony contributed revenues of $10.4 million, $11.2 million and $11.0 million, respectively. Exony contributed a net loss of $227,000 during fiscal year 2017 and net income of $3.7 million and $793,000 during fiscal years 2016 and 2015, respectively.

7. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March 2022 and lease additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord provided the Company with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $406,000 and $364,000 as of June 30, 2017 and 2016, respectively. We lease certain equipment and software under operating and capital leases with various expiration dates.

For the fiscal years ended June 30, 2017, 2016 and 2015, rent expense for facilities under operating leases was $1.0 million, $1.9 million, and $1.4 million, net of rental income of $521,000, $466,000 and $83,000, respectively.

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified the $305,000 lease exit liability in current liabilities in the accompanying consolidated balance sheet as of June 30, 2016. We expect the future minimum lease payments under non-cancellable operating leases to be offset with sub-lease income, once a tenant is secured.

In December 2016, we entered into a two year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016.

A summary of future minimum lease payments is as follows (in thousands):

	Operating	Capital
Fiscal Year June 30,	Leases	Leases
2018	$1,172	119
2019	967	43
2020	1,002	—
2021	597	—
2022	469	—
Total minimum lease payments	$4,207	162
Less amounts representing interest		(12)
Total lease obligations		150
Less current capital lease obligation		(108)
Capital lease obligation, net of current portion		$42

Cloud Services

We have agreements with third parties to provide co-location services for cloud operations that expire on various dates through fiscal year 2017. The agreements require payment of a minimum amount per month in return for which the cloud services provider provides co-location services with certain guarantees of network availability. Rental expense for co-location centers was $888,000, $1.1 million, and $1.2 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Our commitment for minimum payments under the leases as of June 30, 2017 is $121,000 through year 2017.

 Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2017, future payments for non-cancellable contractual agreements are $860,000, $1.5 million and $1.4 million in fiscal years 2018, 2019 and 2020, respectively.

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2017, 2016 and 2015, we contributed approximately $376,000, $446,000 and $391,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $385,000, $636,000, and $1.1 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan, or the Gratuity Plan, for all of our Indian employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2017, 2016 and 2015.

Severance Pay – Italy

We accrue a severance provision and pay related taxes to local governmental agencies consistent with local regulatory requirements. There were no severance plan expenses for fiscal year 2016 and insignificant plan expenses for fiscal year 2015.We closed the Italy office during fiscal year 2016.

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

8. LITIGATION

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims that are not expected to have a material impact. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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

 As of June 30, 2017 and 2016, we did not have any Level 1, 2 or 3 assets or liabilities.

10. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. There were no shares repurchased during fiscal years 2017, 2016 and 2015.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2017 and 2016, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2017
Revenue	$14,745	$14,999	$13,850	$14,621	$58,215
Gross profit	$9,681	$9,936	$8,191	$9,208	$37,016
Loss from operations	$(1,265)	$(298)	$(1,831)	$(331)	$(3,725)
Net loss	$(2,411)	$(1,049)	$(2,515)	$(45)	$(6,020)
Basic and diluted net income (loss) per share	$(0.09)	$(0.04)	$(0.09)	$(0.00)	$(0.22)

Fiscal 2016
Revenue	$16,476	$18,986	$16,291	$17,622	$69,375
Gross profit	$10,004	$13,010	$10,570	$12,102	$45,686
Income (loss) from operations	$(2,810)	$(516)	$(2,656)	$109	$(5,873)
Net income (loss)	$(3,237)	$(1,379)	$(3,001)	$1,377	$(6,240)
Basic and diluted net loss per share	$(0.12)	$(0.05)	$(0.11)	$0.05	$(0.23)

12. SUBSEQUENT EVENT

  On September 19, 2017, our board of directors approved a repricing to $2.50 of certain outstanding options under our 2005 Stock Incentive Plan held by employees who are not executive officers or directors of the Company. The repricing applied to options held by such employees with an exercise price greater than $2.50 per share which was the closing stock price as reported on Nasdaq on September 19, 2017.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013 Framework), our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in eGain’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders, the Proxy Statement.

Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  11.EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and under the captions “Director Compensation,” and “Recent Option Grants” in the definitive Proxy Statement for eGain’s 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for eGain’s 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “Related Party Transactions” in the definitive Proxy Statement for eGain’s 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement for eGain’s 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. Exhibits

See Item 15(b) of this report.

(b)	Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description of Exhibits

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a/15(d)-14 Certification of Chief Executive Officer.*

31.2	Rule 13a/15(d)-14 Certification of Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

#Indicates management contract or compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-15(e)/15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) /15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

eGAIN CORPORATION

Date: September 26, 2017	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2017
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 26, 2017
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 26, 2017
Christine Russell

/s/ GUNJAN SINHA	Director	September 26, 2017
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 26, 2017
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 26, 2017
Brett Shockley

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2017	$756	$303	$(702)	$357
Year ended June 30, 2016	$768	$264	$(276)	$756
Year ended June 30, 2015	$574	$194	$—	$768