Form 10-Q
period 2017-09-30
EGAIN Corp
filed 2017-11-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2017
Common Stock $0.001 par value	27,232,896

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,724	$10,627
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $414 and $357 as of September 30, 2017 and June 30, 2017, respectively	5,498	7,201
Deferred commissions	641	690
Prepaid expenses	1,306	1,737
Other current assets	386	370
Total current assets	18,561	20,631
Property and equipment, net	923	1,059
Deferred commissions, net of current portion	618	694
Intangible assets, net	2,244	2,748
Goodwill	13,186	13,186
Other assets	1,413	1,433
Total assets	$36,945	$39,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,271	$2,363
Accrued compensation	3,974	4,339
Accrued liabilities	2,371	2,364
Deferred revenue	20,912	18,332
Capital lease obligations	96	108
Bank borrowings, net of deferred financing costs	849	805
Total current liabilities	30,473	28,311
Deferred revenue, net of current portion	6,047	4,887
Capital lease obligations, net of current portion	21	42
Bank borrowings, net of current portion and deferred financing costs	8,896	14,802
Other long-term liabilities	1,319	1,330
Total liabilities	46,756	49,372
Commitments and contingencies (Note 5)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,231 shares as of September 30, 2017 and 27,127 shares as of June 30, 2017	27	27
Additional paid-in capital	343,798	343,367
Notes receivable from stockholders	(84)	(83)
Accumulated other comprehensive loss	(1,715)	(1,663)
Accumulated deficit	(351,837)	(351,269)
Total stockholders' deficit	(9,811)	(9,621)
Total liabilities and stockholders' deficit	$36,945	$39,751

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
Revenue:
Recurring	$11,642	$10,863
Legacy license	188	1,650
Professional services	2,745	2,232
Total revenue	14,575	14,745
Cost of revenue:
Cost of recurring	3,020	2,927
Cost of legacy license	18	7
Cost of professional services	2,388	2,130
Total cost of revenue	5,426	5,064
Gross profit	9,149	9,681
Operating expenses:
Research and development	3,431	3,675
Sales and marketing	4,166	5,240
General and administrative	1,806	2,031
Total operating expenses	9,403	10,946
Loss from operations	(254)	(1,265)
Interest expense, net	(344)	(422)
Other income (expense), net	(131)	108
Loss before income tax provision	(729)	(1,579)
Income tax benefit (provision)	161	(832)
Net loss	$(568)	$(2,411)
Per share information:
Basic and diluted net loss per common share	$(0.02)	$(0.09)
Weighted average shares used in computing basic and diluted net loss per common share	27,185	27,108

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended
	September 30,
	2017	2016
Net loss	$(568)	$(2,411)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(52)	118
Comprehensive loss	$(620)	$(2,293)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(568)	$(2,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	183	354
Amortization of intangible assets	504	579
Amortization of deferred commissions	236	231
Amortization of deferred financing costs	62	44
Stock-based compensation	319	236
Provision for doubtful accounts	52	262
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,819	4,175
Deferred commissions	(100)	(306)
Prepaid expenses	439	295
Other current assets	(6)	(114)
Other non-current assets	14	5
Accounts payable	(106)	(194)
Accrued compensation	(411)	(2,469)
Accrued liabilities	(35)	(978)
Deferred revenue	3,530	2,496
Other long-term liabilities	(21)	238
Net cash provided by operating activities	5,913	2,443
Cash flows from investing activities:
Purchases of property and equipment	(32)	(42)
Net cash used in investing activities	(32)	(42)
Cash flows from financing activities:
Payments on bank borrowings	(8,462)	(5,250)
Proceeds from bank borrowings	2,538	618
Payments on capital lease obligations	(34)	(88)
Proceeds from exercise of stock options	112	—
Net cash used in financing activities	(5,846)	(4,720)
Effect of change in exchange rates on cash and cash equivalents	62	8
Net increase (decrease) in cash and cash equivalents	97	(2,311)
Cash and cash equivalents at beginning of period	10,627	11,780
Cash and cash equivalents at end of period	$10,724	$9,469

Supplemental cash flow disclosures:
Cash paid for interest	$284	$383
Cash paid for taxes	$66	$76
Non-cash items:
Purchases of equipment through trade accounts payable	$3	$19

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

We have operations in the United States, United Kingdom and India.

Basis of Presentation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2017 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.

Reclassification

Certain reclassifications were made to the condensed consolidated financial statements to conform to the current period presentation. As of June 30, 2017, we classify subscription and support revenue as recurring revenue due to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses. These reclassifications did not result in any change in previously reported net losses, total assets or stockholders’ deficit.

Certain reclassifications were made to the condensed consolidated statements of cash flows for the three months ended September 30, 2016 to conform to the presentation of the three months ended September 30, 2017.

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

Segment Information

We operate in one segment, the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Accounting Standards Codification (ASC) 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment and all required financial segment information can be found in the condensed consolidated financial statements.

Information relating to our geographic areas for the three months ended September 30, 2017 and 2016 is as follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2017	2016
Total Revenue:
North America	$7,263	$7,262
EMEA	6,997	6,978
Asia Pacific	315	505
	$14,575	$14,745
Operating Income (Loss):
North America	$7	$(2,339)
EMEA	568	1,789
Asia Pacific*	(829)	(715)
	$(254)	$(1,265)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,	June 30,
	2017	2017
Long-Lived Assets:
North America	$367	$463
EMEA	447	497
Asia Pacific	109	99
	$923	$1,059

Concentration of Credit Risks

For the three months ended September 30, 2017, one customer accounted for 14% of total revenue. For the three months ended September 30, 2016, two customers accounted for 12% and 11%, respectively, of total revenue.

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

ii.	Legacy license fees primarily consist of perpetual software license revenue which we no longer sell to new customers; and
iii.	Professional services primarily consist of consulting, implementation services and training.

Revenue is recognized when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period. We use signed software licenses, services agreements and order forms as evidence of an arrangement for sales of software, cloud, maintenance and support. We use signed statement of work as evidence of arrangement for professional services.

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

•

Collectibility is probable: We assess collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. Payment terms generally range from 30 to 90 days from invoice date. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

Our release of version 15.5 of the perpetual license is a cloud and perpetual license hybrid software which represents a service contract under ASC 605-25. The cloud components are essential to the functionality of the version 15.5 release, and we have a contractual obligation to deliver these cloud components. Per ASC 605-25, a delivered item is considered a separate unit of accounting only if (i) the delivered item has standalone value; and (ii) if the service contract has a general right of return, then delivery and performance of the undelivered item is probable and substantially within the vendor’s control. We cannot separate the cloud components because there is no standalone value of the cloud components. The perpetual license revenue is recognized over the economic life of the software which was determined to be three years.

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

Deferred Commissions

Deferred commissions are costs associated with cloud and term license contracts with customers and consist of sales commissions to our sales force.

Commission expenses are deferred and amortized over the terms of the related customer contracts, which are typically 12 to 36 months. The deferred commission amounts are recognized as sales and marketing expense in the condensed consolidated statements of operations over the terms of the related customer contracts in proportion to the recognition of the associated revenue.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. As of September 30, 2017 and June 30, 2017, deferred financing costs were $950,000 and accumulated amortization was $563,000 and $501,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $62,000 and $44,000 for the three months ended September 30, 2017 and 2016, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended
	September 30,
	2017	2016
Stock-Based Compensation:
Cost of revenue	$63	$45
Research and development	110	88
Sales and marketing	63	58
General and administrative	83	45
Total stock-based compensation expense:	$319	$236

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

In accordance with ASC 718, as applicable to the repricing on September 19, 2017, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. We estimated $564,000 in total incremental stock-based compensation expense which is expected to be recognized through September 2020. We recognized $138,000 in incremental stock-based compensation expense during the three months ended September 30, 2017. Unrecognized stock-based compensation expense was $426,000 as of September 30, 2017.

During the three months ended September 30, 2017 and 2016, we granted options to purchase 1,115,141 and 40,000 shares of common stock with a weighted-average fair value of $1.14 and $1.26 per share, respectively. Additionally, we repriced options to purchase 996,684 shares of common stock on September 19, 2017, which were previously granted between May 2011 through September 2016, with a weighted-average fair value of $1.19 per share. We used the following assumptions:

	Three Months Ended
	September 30,
	2017	2016
Dividend yield	—	—
Expected volatility	56%	56%
Average risk-free interest rate	1.82%	1.13%
Expected life (in years)	4.55	4.95

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2017 was $1.6 million, which is expected to be recognized over the weighted-average period of 1.75 years. There were 103,150 and 0 options exercised during the three months ended September 30, 2017 and 2016, respectively.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from goodwill impairment testing. The FASB also eliminated requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 (our fiscal 2021), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We early adopted this guidance in fiscal year 2017.

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

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2017	2016
Net loss applicable to common stockholders	$(568)	$(2,411)
Basic and diluted net loss per common stock	$(0.02)	$(0.09)
Weighted-average common shares used in computing basic and diluted net loss per common share	27,185	27,108

Weighted-average shares of stock options to purchase 2,347,808 and 2,478,930 shares of common stock for the three months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

3. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement (the Credit Agreement) with Wells Fargo Bank, as administrative agent and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans (Revolving Loans) in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month recurring revenue from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

We will pay certain recurring fees with respect to the Credit Agreement, including servicing fees to the administrative agent. Prior to the first anniversary of the closing date of the Credit Agreement, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments are subject a prepayment premium of 1.0% of the amount prepaid or reduced.

Subject to certain exceptions, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to the following: net proceeds from certain asset sales; net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); net proceeds of certain judgments, settlements and other claims or causes of action of us; and a portion with step-downs based upon the achievement of a financial covenant linked to the Leverage Ratio (as such term is defined in the Credit Agreement) of our annual excess cash flow and our subsidiaries, and with such required prepayment amount to be reduced dollar-for-dollar by any voluntary prepayments of the Term Loans.

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

The Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the Financial Covenant Replacement Date (as defined in the Credit Agreement) has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters (as such terms are defined in the Credit Agreement).  In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of September 30, 2017, the Fixed Charge

Coverage Ratio and Leverage Ratio financial covenants were not met, and the Financial Covenant Replacement Date was not deemed to have occurred.

Under the Amendment No. 2 the minimum EBITDA (as defined in the Credit Agreement) levels the Company is required to achieve on and prior to the Financial Covenant Replacement Date were modified to be, as of the end of each fiscal quarter, at the least the amount set forth in the table below for the applicable period opposite such amount (unaudited, in thousands):

For the four quarter period ending	Applicable Amount
September 30, 2017	$(6,100)
December 31, 2017	(5,100)
March 31, 2018	(3,800)
June 30, 2018	(3,000)
September 30, 2018	(1,500)
December 31, 2018	—
March 31, 2019	1,500
June 30, 2019	3,000
September 30, 2019	4,000

In addition, the amount of Liquidity (as defined in the Credit Agreement) which the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $22.6 million as of September 30, 2017.

As of September 30, 2017, we were in compliance with these financial covenant terms.

As of September 30, 2017, balances on the Term Loan, Revolving Loans and debt maturities were (unaudited, in thousands):

	September 30,	June 30,
	2017	2017
Bank Borrowings:
Term Loan	$7,625	$7,875
Revolving Loan	2,507	8,181
Subtotal of bank borrowings	10,132	16,056
Less amounts representing deferred financing costs	(387)	(449)
Total bank borrowings	9,745	15,607
Less current maturities	(849)	(805)
Bank borrowings, net of current portion and deferred financing costs	$8,896	$14,802

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax (“ASC 740”). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom in fiscal year 2016. The remaining eGain foreign operations including Exony Ltd’s business historically have been profitable, and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangibles as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as different tax rates in our foreign operations.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of September 30, 2017 and in the three months ended September 30, 2017.

We adopted ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Accounting, in the first quarter of our fiscal 2018. No cumulative effect adjustment was recorded to our accumulated deficit as the U.S. deferred tax assets from previously unrecognized excess tax benefits were fully offset by a full valuation allowance, and we did not elect to change our policy of estimating expected forfeitures.

5. COMMITMENTS AND CONTINGENCIES

Leases

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420 Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified the $305,000 lease exit liability in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2016. Future minimum lease payments under non-cancellable operating leases are offset with sublease income when tenancy is secured.

In December 2016, we entered into a two-year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income from the sublease was $154,000 during the three months ended September 30, 2017.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of September 30, 2017 and June 30, 2017. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

6. FAIR VALUE MEASUREMENT

ASC 820, Fair Value Measurement (“ASC 820”), defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

As of September 30, 2017 and June 30, 2017, we did not have any material Level 1, 2, or 3 assets or liabilities.

7. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. No shares were repurchased during the three months ended September 30, 2017 and 2016.

8. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance September 30, 2017	Life	Income Statement Category
Developed technology	$6,990	$(5,510)	$1,480	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(846)	764	6	Cost of sales
Trade name	150	(150)	—	2	General and administrative expense
	$10,130	$(7,886)	$2,244

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2017	Life	Income Statement Category
Developed technology	$6,990	$(5,073)	$1,917	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(779)	831	6	Cost of sales
Trade name	150	(150)	—	2	General and administrative expense
	$10,130	$(7,382)	$2,748

Amortization expense related to the above intangible assets for the three months ended September 30, 2017 and 2016 was $504,000 and $579,000, respectively.

Estimated future amortization expense remaining as of September 30, 2017 for intangible assets acquired is as follows:

Year Ending June 30,
2018	$1,512
2019	438
2020	268
2021	26
Total future amortization expense	$2,244

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2017.

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

Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only the parent company and excludes subsidiaries.

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

We have operations in the United States, United Kingdom and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of September 30, 2017, unbilled deferred revenue decreased to $35.2 million from $37.0 million as of June 30, 2017.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including non-GAAP operating loss as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

The following table presents our key financial measures, including a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations for each of the following periods:

	Three Months Ended
	September 30,
	2017	2016
Loss from operations	$(568)	$(2,411)
Add:
Stock-based compensation	319	236
Amortization of acquired intangibles	504	579
Non-GAAP income (loss) from operations	$255	$(1,596)

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill, intangibles, deferred tax valuation allowance, accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended June 30, 2017, which we filed with the Securities and Exchange Commission (SEC) on September 26, 2017.

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 26, 2017 and determined that there were no significant changes to our critical accounting policies in the three months ended September 30, 2017.

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

ii.	Legacy license fees primarily consist of perpetual software license revenue which we no longer sell to new customers; and

iii.	Professional services primarily consist of consulting, implementation services and training.

Revenue is recognized when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists: Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period. We use signed software licenses, services agreements and order forms as evidence of an arrangement for sales of software, cloud, maintenance and support. We use a signed statement of work as evidence of arrangement for professional services.

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

•

Collectibility is probable: We assess collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. Payment terms generally range from 30 to 90 days from invoice date. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

Our release of version 15.5 of the perpetual license is a cloud and perpetual license hybrid software which represents a service contract under ASC 605-25. The cloud components are essential to the functionality of the version 15.5 release, and we have a contractual obligation to deliver these cloud components. Per ASC 605-25, a delivered item is considered a separate unit of accounting only if (i) the delivered item has standalone value; and (ii) if the service contract has a general right of return, then delivery and performance of the undelivered item is probable and substantially within the vendor’s control. We cannot separate the cloud components because there is no standalone value of the cloud components. The perpetual license revenue is recognized over the economic life of the software which was determined to be three years.

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

Deferred Commissions

Deferred commissions are costs associated with cloud and term license contracts with customers and consist of sales commissions to our sales force.

Commission expenses are deferred and amortized over the terms of the related customer contracts, which are typically 12 to 36 months. The deferred commission amounts are recognized as sales and marketing expense in the consolidated statements of operations over the terms of the related customer contracts in proportion to the recognition of the associated revenue.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
Revenue:
Recurring	80%	74%
Legacy license	1%	11%
Professional services	19%	15%
Total revenue	100%	100%
Cost of revenue:
Cost of recurring	21%	20%
Cost of legacy license	—%	—%
Cost of professional services	16%	14%
Total cost of revenue	37%	34%
Gross profit	63%	66%
Operating expenses:
Research and development	24%	25%
Sales and marketing	29%	36%
General and administrative	12%	14%
Total operating expenses	65%	75%
Loss from operations	(2)%	(9)%

Revenue

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
Recurring	$11,642	$10,863	$779	7%
Legacy license	188	1,650	(1,462)	(89)%
Professional services	2,745	2,232	513	23%
Total revenue	$14,575	$14,745	$(170)	(1)%

Total revenue, which consists of recurring, legacy license and professional services revenue, decreased 1% to $14.6 million in the quarter ended September 30, 2017 from $14.7 million in the comparable year-ago quarter. The decrease in total revenue was related to the shift from a perpetual license model toward a cloud delivery model resulting in decreased legacy license revenue partially offset by an increase in recurring revenue. We also generated increased professional services revenue which was related to the increased implementation of customer projects.

The impact of the foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in an insignificant net increase in total revenue in the three months ended September 30, 2017. To exclude the impact of foreign exchange rate fluctuation, we recalculate current period results using the comparable prior period exchange rate.

Recurring revenue, which includes cloud, term and ratable licenses, software maintenance and support revenue, increased 7% to $11.6 million in the quarter ended September 30, 2017 from $10.9 million in the comparable year-ago quarter. Excluding an insignificant net impact of foreign exchange fluctuation, recurring revenue increased by 7% or $778,000. The increase in recurring revenue relates to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses.

Excluding the impact from any future foreign currency fluctuation, we expect recurring revenue to increase during fiscal year 2018 due to the shift from a legacy perpetual license business toward a cloud delivery model.

Legacy license revenue decreased 89% to $188,000 in the quarter ended September 30, 2017 from $1.7 million in the comparable year-ago quarter. Excluding an insignificant net impact of foreign exchange fluctuation, legacy license revenue decreased by 88% or $1.5 million. The decrease in legacy license revenue related to the transition from a perpetual license model toward a cloud delivery model.

We no longer sell legacy licenses to new customers and are actively working to migrate all existing legacy license customers to our cloud delivery model. Excluding the impact from any future foreign currency fluctuation, we anticipate legacy license revenue to decrease during fiscal year 2018 compared to fiscal year 2017.

Professional services revenue increased 23% to $2.7 million in the quarter ended September 30, 2017 from $2.2 million in the comparable year-ago quarter. Excluding an insignificant net impact of foreign exchange fluctuation, professional services increased by 23% or $507,000. The increase in professional services revenue was related to the increased implementation of customer projects.

Excluding the impact from any future foreign currency fluctuation, we expect professional services revenue to increase or remain relatively constant during fiscal year 2018.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
Domestic	$7,263	$7,262	$1	—%
International	7,312	7,483	(171)	(2)%
Total revenue	$14,575	$14,745	$(170)	(1)%

Revenue from domestic sales remained consistent at $7.3 million in the three months ended September 30, 2017 from the comparable year-ago quarter.

Revenue from international sales decreased 2% to $7.3 million in the three months ended September 30, 2017 from $7.5 million in the comparable year-ago quarter. The impact of foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound was insignificant. Revenue from international sales increased by $107,000 including an increase of $538,000 in recurring revenue offset decreases of (i) $419,000 in legacy license revenue; and (ii) $12,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
Recurring	$3,020	$2,927	$93	3%
Legacy license	18	7	11	157%
Professional services	2,388	2,130	258	12%
Total cost of revenue	$5,426	$5,064	$362	7%
Percentage of total revenue	37%	34%
Gross margin	63%	66%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total cost of revenue increased 7% to $5.4 million in the quarter ended September 30, 2017 from $5.1 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $179,000 in cloud-related expenses due to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses; (ii) $82,000 in outside consulting services driven by an increase in professional services revenue; (iii) $66,000 in personnel and personnel-related expenses; and (iv) $23,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee. Gross margin for the quarter ended September 30, 2017 was 63% compared to 66% in the comparable year-ago quarter. Our business model shift to recurring revenue has generated lower gross margins than from traditional perpetual license sales. However, we expect to generate, on average, a greater lifetime value from subscription customers.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate the cost of recurring revenue to remain relatively constant or increase in future quarters and the gross margin to remain relatively constant or improve. We anticipate the cost of legacy license revenue to remain relatively constant and the cost of professional services revenue to remain relatively constant or increase based on our current business plan.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
Research and development	$3,431	$3,675	$(244)	(7)%
Percentage of total revenue	24%	25%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Total costs for research and development decreased 7% to $3.4 million in the quarter ended September 30, 2017 from $3.7 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $160,000 in personnel and personnel-related expenses; and (ii) $99,000 in outside consulting services. Total research and development revenue as a percentage of total revenue was 24% and 25% for the quarters ended September 30, 2017 and 2016, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate research and development expense to be relatively constant in dollar terms in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
Sales and marketing	$4,166	$5,240	$(1,074)	(20)%
Percentage of total revenue	29%	36%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense decreased 20% to $4.2 million in the quarter ended September 30, 2017 from $5.2 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $1.1 million in personnel and personnel-related expenses; and (ii) $67,000 in amortization of intangible assets partially offset by an increase of (i) $30,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee; and (ii) $55,000 in outside consulting. Total sales and marketing expense as a percentage of total revenue was 29% and 36% for the quarters ended September 30, 2017 and 2016, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate sales and marketing expense to remain relatively constant or increase in dollar terms in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
General and administrative	$1,806	$2,031	$(225)	(11)%
Percentage of total revenue	12%	14%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead. Total general and administrative expense decreased 11% to $1.8 million in the quarter ended September 30, 2017 from $2.0 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $210,000 in bad debt expense; (ii) $141,000 in audit expenses; and (iii) $13,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee partially offset by increases of (i) $82,000 in legal expenses; and (ii) $64,000 in personnel and personnel-related expenses. Total general and administrative expense as a percentage of total revenue was 12% and 14% for the quarters ended September 30, 2017 and 2016, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate general and administrative expense to remain relatively constant in dollar terms in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change
Loss from operations	$(254)	$(1,265)	$1,011	80%
Operating margin	(2)%	(9)%

Loss from operations in the quarter ended September 30, 2017 was $254,000 which included $504,000 of amortization of purchased intangible assets and $319,000 of stock-based compensation expenses, compared to loss from operations of $1.3 million which included $579,000 of amortization of purchased intangible assets and $236,000 of stock-based compensation expenses in the comparable year-ago quarter. We recorded a 2% negative operating margin in the quarter ended September 30, 2017, compared to a 9% negative operating margin in the comparable year-ago quarter.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $344,000 and $422,000 in the three months ended September 30, 2017 and 2016, respectively. The decrease in interest expense primarily relates to interest paid on lower average bank borrowings.

Other Income (Expense), Net

Other expense, net was $131,000 in the three months ended September 30, 2017 compared to other income, net of $108,000 in the three months ended September 30, 2016. Other income (expense), net primarily consisted of exchange rate gain/loss on foreign currency transactions.

Income Tax Provision

We recorded an income tax benefit of $161,000 and an income tax provision of $832,000 for the three months ended September 30, 2017 and 2016, respectively. The income tax benefit and income tax provision for the respective periods primarily related to foreign and state income tax benefit (provision).

Liquidity and Capital Resources

Overview

As of September 30, 2017, our cash and cash equivalents was $10.7 million compared to cash and cash equivalents of $10.6 million as of June 30, 2017.

As of September 30, 2017, our deferred revenue was $27.0 million compared to $23.2 million on June 30, 2017. Unbilled deferred revenue, representing business that has been contracted but not yet invoiced or collected and off balance sheet, was $35.2 million as of September 30, 2017, down from $37.0 million as of June 30, 2017.

Excluding deferred financing costs, we reduced bank borrowings by $5.9 million to $10.1 million as of September 30, 2017 from $16.0 million as of June 30, 2017. We have available credit of $12.5 million in revolving loan commitments with Wells Fargo Bank as of September 30, 2017.

Based upon our fiscal year 2018 plan, we believe that existing capital resources will continue to enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash provided by operating activities was $5.9 million during the three months ended September 30, 2017 compared to net cash provided by operating activities of $2.4 million in the comparable year-ago period. Net cash provided by operating activities was primarily due to a reduced net loss of $568,000 for the three months ended September 30, 2017 compared to a net loss of $2.4 million in the comparable year-ago period before adjusting for depreciation and amortization, amortization of intangible assets, amortization of deferred commissions, amortization of deferred financing costs, deferred income taxes, stock-based compensation, provision for doubtful accounts, loss on disposal of fixed assets and changes in operating assets and liabilities. The decrease in accounts receivable was due to improved cash collections and the increase in deferred revenue related to our strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses led to the improvement in cash provided by operating activities.

Net cash used in investing activities was $32,000 during the three months ended September 30, 2017 compared to net cash used in investing activities of $42,000 in the comparable year-ago period. Net cash used in investing activities was related to the purchase of property and equipment for both periods.

Net cash used in financing activities was $5.8 million during the three months ended September 30, 2017 compared to net cash used in financing activities of $4.7 million in the comparable year-ago period. Net cash used in financing activities during the three months ended September 30, 2017 primarily related to the repayment of $8.5 million of bank borrowings and $34,000 in payments on capital lease obligations offset by $2.5 million in borrowings from our bank facilities and $112,000 in proceeds from the exercise of stock options. Net cash used in financing activities during the three months ended September 30, 2016 primarily related to $5.3 million in repayment of borrowings from our bank facilities and $88,000 in payments on capital lease obligations offset by $618,000 in borrowings from our bank facilities.

Lease Commitments

In December 2016, we entered into a two-year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income from the sublease was $154,000 during the three months ended September 30, 2017.

There was no other significant change to our contractual obligations since June 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There was no significant change since June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2017 totaled approximately $9.4 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $10.7 million as of September 30, 2017, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement and refine our recurring revenue products and services offerings. Our business model shift to recurring revenue, and our subscription services in particular, has generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our subscription business to offset the lower margins, we may not be able to achieve sustained profitability.

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

We derived 50% and 51% of our revenue from international sales for the fiscal quarters ended September 30, 2017 and 2016, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2017, approximately 48% of our workforce was employed in India. Of these employees, 31% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

Our insiders who are significant stockholders may control the election of our board of directors and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of September 30, 2017, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

No shares were repurchased during the quarter ended September 30, 2017.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: November 13, 2017	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)