Form 10-K/A
period 2017-06-30
EGAIN Corp
filed 2018-01-12
CIK 1066194

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

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

EXPLANATORY NOTE

eGain Corporation is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2017 (the “Original Report”).  The purpose of this Amendment No. 1 is to replace PART IV, Item 15 in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 are being filed as exhibits to this Amendment No. 1; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment No. 1 does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

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

(b) Exhibits

The exhibits listed below are filed or incorporated by reference herein.

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3(i).2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

3(ii)

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended (the “Form S-1”)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1).

10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1).

10.2#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1).

10.3#	2000 Non-Management Stock Option Plan (incorporated by reference to Exhibit10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.4#	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.5#	Amended and Restated 2005 Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.6

Credit Agreement dated as of November 21, 2014 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2014).

10.7

Amendment Number One to Credit Agreement dated as of September 1, 2015 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2015).

Exhibit No.	Description

10.8

Amendment Number Two to Credit Agreement dated as of January 27, 2017 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2017).

10.9

Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 9, 2011 between the Registrant and DeGuigne Ventures, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed on October 24, 2014).

10.10

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 14, 2014 between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014).

21.1	Subsidiaries of eGain (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#                   Indicates management contract or compensation plan or arrangement.

*                   This exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN CORPORATION

/s/ ASHUTOSH ROY
Ashutosh Roy
Chief Executive Officer

Date: January 12, 2018