Form 10-Q
period 2017-12-31
EGAIN Corp
filed 2018-02-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2018
Common Stock $0.001 par value	27,284,144

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2017

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,769	$10,627
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $344 and $357 as of December 31, 2017 and June 30, 2017, respectively	6,464	7,201
Deferred commissions	732	690
Prepaid expenses	1,064	1,737
Other current assets	558	370
Total current assets	19,593	20,631
Property and equipment, net	818	1,059
Deferred commissions, net of current portion	668	694
Intangible assets, net	1,741	2,748
Goodwill	13,186	13,186
Other assets	1,386	1,433
Total assets	$37,392	$39,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,043	$2,363
Accrued compensation	4,429	4,339
Accrued liabilities	3,086	2,364
Deferred revenue	22,842	18,332
Capital lease obligations	82	108
Bank borrowings, net of deferred financing costs	867	805
Total current liabilities	33,349	28,311
Deferred revenue, net of current portion	6,271	4,887
Capital lease obligations, net of current portion	7	42
Bank borrowings, net of current portion and deferred financing costs	6,324	14,802
Other long-term liabilities	1,284	1,330
Total liabilities	47,235	49,372
Commitments and contingencies (Note 5)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,258 shares as of December 31, 2017 and 27,127 shares as of June 30, 2017	27	27
Additional paid-in capital	344,561	343,367
Notes receivable from stockholders	(84)	(83)
Accumulated other comprehensive loss	(1,722)	(1,663)
Accumulated deficit	(352,625)	(351,269)
Total stockholders' deficit	(9,843)	(9,621)
Total liabilities and stockholders' deficit	$37,392	$39,751

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue:
Recurring	$12,565	$10,982	$24,207	$21,845
Legacy license	64	1,418	252	3,068
Professional services	2,769	2,599	5,514	4,831
Total revenue	15,398	14,999	29,973	29,744
Cost of revenue:
Cost of recurring	3,166	2,800	6,186	5,727
Cost of legacy license	22	4	40	11
Cost of professional services	2,401	2,259	4,789	4,389
Total cost of revenue	5,589	5,063	11,015	10,127
Gross profit	9,809	9,936	18,958	19,617
Operating expenses:
Research and development	3,708	3,231	7,139	6,906
Sales and marketing	4,729	5,541	8,895	10,781
General and administrative	1,768	1,462	3,574	3,493
Total operating expenses	10,205	10,234	19,608	21,180
Loss from operations	(396)	(298)	(650)	(1,563)
Interest expense, net	(239)	(459)	(583)	(881)
Other income (expense), net	(30)	(73)	(161)	35
Loss before income tax benefit (provision)	(665)	(830)	(1,394)	(2,409)
Income tax benefit (provision)	(123)	(219)	38	(1,051)
Net loss	$(788)	$(1,049)	$(1,356)	$(3,460)
Per share information:
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.13)
Weighted average shares used in computing basic and diluted net loss per common share	27,241	27,106	27,213	27,107

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net loss	$(788)	$(1,049)	$(1,356)	$(3,460)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(7)	1	(59)	119
Comprehensive loss	$(795)	$(1,048)	$(1,415)	$(3,341)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,356)	$(3,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	347	674
Amortization of intangible assets	1,007	1,083
Amortization of deferred commissions	459	455
Amortization of deferred financing costs	108	87
Deferred income taxes	(2)	(7)
Stock-based compensation	1,055	459
Provision (recovery) for doubtful accounts	(20)	38
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	902	2,817
Deferred commissions	(455)	(453)
Prepaid expenses	683	745
Other current assets	(173)	(35)
Other non-current assets	60	25
Accounts payable	(331)	(426)
Accrued compensation	25	(1,950)
Accrued liabilities	627	(3,204)
Deferred revenue	5,601	1,704
Other long-term liabilities	(63)	122
Net cash provided by (used in) operating activities	8,476	(1,326)
Cash flows from investing activities:
Purchases of property and equipment	(91)	(223)
Net cash used in investing activities	(91)	(223)
Cash flows from financing activities:
Payments on bank borrowings	(11,219)	(5,500)
Proceeds from bank borrowings	2,726	5,227
Payments on capital lease obligations	(63)	(175)
Payments on common stock repurchased	—	(5)
Proceeds from exercise of stock options	138	2
Net cash used in financing activities	(8,418)	(451)
Effect of change in exchange rates on cash and cash equivalents	175	(53)
Net increase (decrease) in cash and cash equivalents	142	(2,053)
Cash and cash equivalents at beginning of period	10,627	11,780
Cash and cash equivalents at end of period	$10,769	$9,727

Supplemental cash flow disclosures:
Cash paid for interest	$498	$808
Cash paid for taxes	$94	$136
Non-cash items:
Purchases of equipment through trade accounts payable	$—	$90
Property and equipment acquired under a capital lease	$—	$117

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based customer engagement software. We help business-to-consumer (B2C) brands deliver connected customer journeys in an omnichannel world. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. We believe the benefits of our solution include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

Basis of Presentation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

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

Information relating to our geographic areas for the three and six months ended December 31, 2017 and 2016 is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Total Revenue:
North America	$8,581	$7,600	$15,844	$14,862
EMEA	6,552	7,289	13,549	14,267
Asia Pacific	265	110	580	615
	$15,398	$14,999	$29,973	$29,744
Operating Income (Loss):
North America	$(1,503)	$(1,468)	$(1,496)	$(3,807)
EMEA	2,192	2,247	2,760	4,036
Asia Pacific*	(1,085)	(1,077)	(1,914)	(1,792)
	$(396)	$(298)	$(650)	$(1,563)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,	June 30,
	2017	2017
Long-Lived Assets:
North America	$294	$463
EMEA	383	497
Asia Pacific	141	99
	$818	$1,059

Concentration of Credit Risks

For the three months ended December 31, 2017, one customer accounted for 15% of total revenue. For the three months ended December 31, 2016, one customer accounted for 10% of total revenue.

For the six months ended December 31, 2017, one customer accounted for 15% of total revenue. For the six months ended December 31, 2016, two customers each accounted for 10% of total revenue.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. As of December 31, 2017 and June 30, 2017, deferred financing costs were $981,000 and $950,000, respectively, and accumulated amortization was $609,000 and $501,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $46,000 and $43,000 for the three months ended December 31, 2017 and 2016, respectively. Amortization of deferred financing costs recorded as interest expense was $108,000 and $87,000 for the six months ended December 31, 2017 and 2016, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Stock-Based Compensation:
Cost of revenue	$146	$34	$209	$79
Research and development	275	81	385	169
Sales and marketing	129	58	192	116
General and administrative	186	50	269	95
Total stock-based compensation expense:	$736	$223	$1,055	$459

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

In accordance with ASC 718, as applicable to the repricing on September 19, 2017, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. As of December 31, 2017, we finalized our accounting estimates related to the repricing. Total incremental stock-based compensation expense was $445,000. We recognized $276,000 and $414,000 in incremental stock-based compensation expense during the three and six months ended December 31, 2017, respectively. Unrecognized incremental stock-based compensation expense was $31,000 as of December 31, 2017.

During the three months ended December 31, 2017 and 2016, we granted options to purchase 357,400 and 46,100 shares of common stock with a weighted-average fair value of $1.65 and $1.17 per share, respectively.

During the six months ended December 31, 2017 and 2016, we granted options to purchase 1,472,541 and 86,100 shares of common stock with a weighted-average fair value of $1.26 and $1.21 per share, respectively. In connection with the repricing and finalizing our estimates as of December 31, 2017, we repriced options to purchase 804,172 shares of common stock which were previously granted between May 2011 through September 2016, with a weighted-average fair value of $1.19 per share.

We used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Expected volatility	59%	52%	57%	54%
Average risk-free interest rate	2.07%	1.61%	1.88%	1.39%
Expected life (in years)	4.36	5.03	4.51	5.98

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

In accordance with Accounting Standards Updates (ASU) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Accounting, we elected to continue to estimate forfeitures in the calculation of stock-based compensation expense.

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2017 was $1.3 million, which is expected to be recognized over the weighted-average period of 1.73 years. There were 34,899 and 1,600 options exercised during the three months ended December 31, 2017 and 2016, respectively. There were 138,049 and 1,600 options exercised during the six months ended December 31, 2017 and 2016, respectively.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from goodwill impairment testing. The FASB also eliminated requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 (our fiscal 2021), including interim reporting periods within those annual reporting periods. Early adoption is permitted. We early adopted this guidance in fiscal year 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim periods within that reporting period, with early application permitted for periods beginning after December 31, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers  (Topic 606)  Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which aligns SEC guidance with guidance in Topic 606. The effective date and transition requirements for the amendments are equivalent to those for Topic 606.

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

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) No. 118 which expresses views of the staff regarding the application of ASC Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 which is the date that the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act includes changes that impact U.S corporate tax rates, business-related exclusions, and deductions and credits. Additionally, the Act will have an impact on international taxes for companies that operate internationally. Registrants have a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of related tax impacts. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

2. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net loss applicable to common stockholders	$(788)	$(1,049)	$(1,356)	$(3,460)
Basic and diluted net loss per common stock	$(0.03)	$(0.04)	$(0.05)	$(0.13)
Weighted-average common shares used in computing basic and diluted net loss per common share	27,241	27,106	27,213	27,107

Weighted-average shares of stock options to purchase 3,505,992 and 2,397,027 shares of common stock for the three months ended December 31, 2017 and 2016, respectively, and weighted-average shares of stock options to purchase 2,926,900 and 2,437,979 for the six months ended December 31, 2017 and 2016, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

3. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement) with Wells Fargo Bank, as administrative agent and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans (Revolving Loans) in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month recurring revenue from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

On September 2, 2015, the Company entered into Amendment Number One to the Credit Agreement (the Amendment No. 1), which amends the Credit Agreement. Pursuant to the Amendment No. 1, we increased the total maximum Revolving Loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the Term Loan under the Credit Agreement to $187,500 for the quarters ended September 30, 2015 through December 31, 2015 and $250,000 in each quarter ending thereafter.  Borrowings under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus 6.0%. In connection with the Amendment No. 1, certain fees were also modified such that prior to the first anniversary of the Amendment No. 1, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (the Amendment No. 2), which amends the Credit Agreement.  Pursuant to the Amendment No. 2, the Applicable Margin (as defined in the Credit Agreement) at which LIBOR loans advanced under the Credit Agreement bear interest may be either the applicable LIBOR rate plus 5.5% per annum or 7.0% per annum, depending on the Company’s TTM Recurring Revenue Calculation (as defined in the Credit Agreement).  The TTM Recurring Revenue Calculation is based on the Company’s consolidated trailing twelve months of revenue relating to recurring revenue attributable to the Company’s software.  Loans may also bear interest under the Credit Agreement at the applicable Base Rate (as defined in the Credit Agreement) and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  Under the Amendment No. 2, a 1.0% fee will also be payable until the first anniversary of the Amendment No. 2 on the amount of any voluntary prepayment of the Term Loan advanced under the Credit Agreement or the amount of any voluntary reduction of Revolving Loan commitments provided under the Credit Agreement.

The Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the Financial Covenant Replacement Date (as defined in the Credit Agreement) has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge

Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters (as such terms are defined in the Credit Agreement).  In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of December 31, 2017, the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants were not applicable, and the Financial Covenant Replacement Date was not deemed to have occurred.

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

In addition, the amount of Liquidity (as defined in the Credit Agreement) which the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $21.7 million as of December 31, 2017.

As of December 31, 2017, we were in compliance with these financial covenant terms.

As of December 31, 2017, balances on the Term Loan, Revolving Loans and debt maturities were (unaudited, in thousands):

	December 31,	June 30,
	2017	2017
Bank Borrowings:
Term Loan	$7,375	$7,875
Revolving Loan	188	8,181
Subtotal of bank borrowings	7,563	16,056
Less amounts representing deferred financing costs	(372)	(449)
Total bank borrowings	7,191	15,607
Less current maturities	(867)	(805)
Bank borrowings, net of current portion and deferred financing costs	$6,324	$14,802

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax (“ASC 740”). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom in fiscal year 2016. The remaining eGain foreign operations including Exony Ltd.’s business historically have been profitable, and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangibles as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as different tax rates in our foreign operations.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of December 31, 2017 and during the six months ended December 31, 2017.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational’s foreign operations are taxed. The provisions of the Act are complex and likely will be the subject of regulatory and administrative guidance. As the Company has a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

5. COMMITMENTS AND CONTINGENCIES

Leases

We entered into a sublease agreement that commenced on August 8, 2015 and that expired on August 31, 2016. Rental income from the sublease was approximately $426,000 for the year ended June 30, 2016. The sublease tenant did not renew and in accordance with ASC 420, Exit or Disposal Cost Obligations, we recorded a $305,000 lease exit liability and related rent expense on June 30, 2016 for an expected loss on the sublease for approximately 22,000 square feet of space as we will not receive sublease payments until another sublease tenant is found. The sublease is under our master lease agreement for our Sunnyvale facility. We classified the $305,000 lease exit liability in current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2016. Future minimum lease payments under non-cancellable operating leases are offset with sublease income when tenancy is secured.

In December 2016, we entered into a two-year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income from the sublease was $154,000 and $309,000 during the three and six months ended December 31, 2017.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of December 31, 2017 and June 30, 2017. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

As of December 31, 2017 and June 30, 2017, we did not have any material Level 1, 2, or 3 assets or liabilities.

7. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. No shares were repurchased during the three and six months ended December 31, 2017. We repurchased 4,557 shares of common stock related to a departed employee during the three and six months ended December 31, 2016.

8. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance December 31, 2017	Life	Income Statement Category
Developed technology	$6,990	$(5,946)	$1,044	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(913)	697	6	Cost of sales
Trade name	150	(150)	—	2	General and administrative expense
	$10,130	$(8,389)	$1,741

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2017	Life	Income Statement Category
Developed technology	$6,990	$(5,073)	$1,917	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(779)	831	6	Cost of sales
Trade name	150	(150)	—	2	General and administrative expense
	$10,130	$(7,382)	$2,748

Amortization expense related to the above intangible assets for each of the three months ended December 31, 2017 and 2016 was $503,000 and $504,000, respectively. Amortization expense related to the above intangible assets for the six months ended December 31, 2017 and 2016 was $1.0 million and $1.1 million, respectively.

Estimated future amortization expense remaining as of December 31, 2017 for intangible assets acquired is as follows:

Year Ending June 30,
2018	$1,009
2019	438
2020	268
2021	26
Total future amortization expense	$1,741

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

Overview

eGain Corporation is a leading provider of cloud-based customer engagement software. We help business-to-consumer (B2C) brands deliver connected customer journeys in an omnichannel world. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. We believe the benefits of our solution include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off balance sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of December 31, 2017, unbilled deferred revenue increased to $39.3 million from $37.0 million as of June 30, 2017.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including non-GAAP income (loss) from operations as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

Non-GAAP income (loss) from operations, a non-GAAP financial measure, is defined as income (loss) from operations, adjusted for stock-based compensation expense and amortization of acquired intangibles.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP income (loss) from operations because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisitions.

The following table presents our key financial measures, including a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Loss from operations	$(396)	$(298)	$(650)	$(1,563)
Add:
Stock-based compensation	736	223	1,055	459
Amortization of acquired intangibles	503	504	1,007	1,083
Non-GAAP income (loss) from operations	$843	$429	$1,412	$(21)

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 26, 2017 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2017.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue:
Recurring	82%	73%	81%	73%
Legacy license	—%	10%	1%	11%
Professional services	18%	17%	18%	16%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of recurring	21%	19%	21%	19%
Cost of legacy license	—%	—%	—%	—%
Cost of professional services	15%	15%	16%	15%
Total cost of revenue	36%	34%	37%	34%
Gross profit	64%	66%	63%	66%
Operating expenses:
Research and development	24%	22%	23%	23%
Sales and marketing	31%	37%	30%	36%
General and administrative	12%	9%	12%	12%
Total operating expenses	67%	68%	65%	71%
Loss from operations	(3)%	(2)%	(2)%	(5)%

Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
Recurring	$12,565	$10,982	$1,583	14%	$24,207	$21,845	$2,362	11%
Legacy license	64	1,418	(1,354)	(95)%	252	3,068	(2,816)	(92)%
Professional services	2,769	2,599	170	7%	5,514	4,831	683	14%
Total revenue	$15,398	$14,999	$399	3%	$29,973	$29,744	$229	1%

Total revenue, which consists of recurring, legacy license and professional services revenue, increased 3% to $15.4 million for the three months ended December 31, 2017 from $15.0 million in the comparable year-ago quarter. Total revenue increased 1% to $30.0 million for the six months ended December 31, 2017 from $29.7 million in the comparable year-ago period.

The impact of foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in net increases of $435,000 and $468,000 in total revenue for the three and six months ended December 31, 2017, respectively. We recalculate current period results using the comparable prior period exchange rate to exclude the impact of foreign exchange rate fluctuation.

Excluding the impact of foreign exchange fluctuation of $435,000, total revenue for the three months ended December 31, 2017 decreased by $36,000 related to a decrease of $1.4 million in legacy license revenue offset by an increase of $1.2 million in recurring revenue related to the shift from a perpetual license model to a cloud delivery model. Additionally, professional services revenue increased by $75,000 related to the implementation of customer projects.

Excluding the impact of foreign exchange fluctuation of $468,000, total revenue for the six months ended December 31, 2017 decreased by $239,000 related to a decrease of $2.8 million in legacy license revenue offset by an increase of $2.0 million in recurring revenue related to the shift from a perpetual license model to a cloud delivery model. Additionally, professional services revenue increased by $595,000 related to the implementation of customer projects.

Recurring revenue, which includes cloud, term and ratable licenses, software maintenance and support revenue, increased 14% to $12.6 million for the three months ended December 31, 2017 from $11.0 million in the comparable year-ago quarter. Excluding a net impact of foreign exchange fluctuation of $339,000, recurring revenue increased 11% or $1.2 million.

Recurring revenue increased 11% to $24.2 million for the six months ended December 31, 2017 from $21.8 million in the comparable year-ago period. Excluding a net impact of foreign exchange fluctuation of $372,000, recurring revenue increased 9% or $2.0 million.

The increases in recurring revenue were related to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses. Excluding the impact from any future foreign currency fluctuation, we expect recurring revenue to increase during fiscal year 2018 due to the shift from a legacy perpetual license business toward a cloud delivery model.

Legacy license revenue decreased 95% to $64,000 for the three months ended December 31, 2017 from $1.4 million in the comparable year-ago quarter. Excluding an insignificant net impact of foreign exchange fluctuation, legacy license revenue decreased by 96% or $1.4 million.

Legacy license revenue decreased 92% to $252,000 for the six months ended December 31, 2017 from $3.1 million in the comparable year-ago period. Excluding an insignificant net impact of foreign exchange fluctuation, legacy license revenue decreased by 92% or $2.8 million.

The decreases in legacy license revenue were related to the transition from a perpetual license model toward a cloud delivery model. We no longer sell legacy licenses to new customers and continue to migrate existing legacy license customers to our cloud delivery model. We anticipate legacy license revenue to decrease during fiscal year 2018 compared to fiscal year 2017.

Professional services revenue increased 7% to $2.8 million for the three months ended December 31, 2017 from $2.6 million in the comparable year-ago quarter. Excluding a net impact of foreign exchange fluctuation of $95,000, professional services increased by 3% or $75,000.

Professional services revenue increased 14% to $5.5 million for the six months ended December 31, 2017 from $4.8 million in the comparable year-ago period. Excluding a net impact of foreign exchange fluctuation of $88,000, professional services increased by 12% or $595,000.

The change in professional services revenue were related to the increased implementation of customer projects. Excluding the impact from any future foreign currency fluctuation, we expect professional services revenue to increase or remain relatively constant during fiscal year 2018.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
Domestic	$8,581	$7,600	$981	13%	$15,844	$14,862	$982	7%
International	6,817	7,399	(582)	(8)%	14,129	14,882	(753)	(5)%
Total revenue	$15,398	$14,999	$399	3%	$29,973	$29,744	$229	1%

Revenue from domestic sales increased by 13% to $8.6 million for the three months ended December 31, 2017 from $7.6 million from the comparable year-ago quarter.

Revenue from domestic sales increased by 7% to $15.8 million for the six months ended December 31, 2017 from $14.9 million from the comparable year-ago period.

Revenue from international sales decreased by 8% to $6.8 million for the three months ended December 31, 2017 from $7.4 million in the comparable year-ago quarter. Excluding a net impact of foreign exchange fluctuation of $435,000, revenue from international sales decreased by $990,000 including decreases of (i) $870,000 in professional services revenue and (ii) $808,000 in legacy license revenue offset by an increase of $688,000 in recurring revenue.

Revenue from international sales decreased 5% to $14.1 million for the six months ended December 31, 2017 from $14.9 million in the comparable year-ago period. Excluding a net impact of foreign exchange fluctuation of $468,000, revenue from international sales decreased by $914,000 including decreases of (i) $1.2 million in legacy license revenue and (ii) $869,000 in professional services revenue offset by an increase of $1.2 million in recurring revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
Recurring	$3,166	$2,800	$366	13%	$6,186	$5,727	$459	8%
Legacy license	22	4	18	450%	40	11	29	264%
Professional services	2,401	2,259	142	6%	4,789	4,389	400	9%
Total cost of revenue	$5,589	$5,063	$526	10%	$11,015	$10,127	$888	9%
Percentage of total revenue	36%	34%			37%	34%
Gross margin	64%	66%			63%	66%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Total cost of revenue increased 10% to $5.6 million for the three months ended December 31, 2017 from $5.1 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $175,000 in cloud-related expenses related to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses; (ii) $162,000 in personnel and personnel-related expenses; and (iii) $157,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee . Gross margin for the three months ended December 31, 2017 was 64% compared to 66% in the comparable year-ago quarter.

Total cost of revenue increased 9% to $11.0 million for the six months ended December 31, 2017 from $10.1 million in the comparable year-ago period. The change was primarily due to increases of (i) $357,000 in cloud-related expenses due to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses; (ii) $228,000 in personnel and personnel-related expenses; (iii) $178,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee partially; and (iv) $96,000 in outside consulting. Gross margin for the six months ended December 31, 2017 was 63% compared to 66% in the comparable year-ago period.

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

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
Research and development	$3,708	$3,231	$477	15%	$7,139	$6,906	$233	3%
Percentage of total revenue	24%	22%			23%	23%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Total costs for research and development increased 15% to $3.7 million for the three months ended December 31, 2017 from $3.2 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $483,000 in personnel and personnel-related expenses; and (ii) $83,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee partially offset by a decrease of $88,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 24% and 22% for the three months ended December 31, 2017 and 2016, respectively.

Total costs for research and development increased 3% to $7.1 million for the six months ended December 31, 2017 from $6.9 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $324,000 in personnel and personnel-related expenses and (ii) $97,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee partially offset by a decrease of $187,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 23% for each of the six months ended December 31, 2017 and 2016.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate research and development expense to increase in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
Sales and marketing	$4,729	$5,541	$(812)	(15)%	$8,895	$10,781	$(1,886)	(17)%
Percentage of total revenue	31%	37%			30%	36%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expense decreased 15% to $4.7 million for the three months ended December 31, 2017 from $5.5 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $845,000 in personnel and personnel-related expenses; and (ii) $17,000 in marketing program expenses partially offset by an increase of $59,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee. Total sales and marketing expense as a percentage of total revenue was 31% and 37% for the three months ended December 31, 2017 and 2016, respectively.

Sales and marketing expense decreased 17% to $8.9 million for the six months ended December 31, 2017 from $10.8 million in the comparable year-ago period. The change was primarily due to decreases of (i) $2.0 million in personnel and personnel-related expenses and (ii) $67,000 in amortization of intangible assets partially offset by increases of (x) $154,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee and (y) $45,000 in outside consulting. Total sales and marketing expense as a percentage of total revenue was 30% and 36% for the six months ended December 31, 2017 and 2016, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate sales and marketing expense to increase in dollar terms in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
General and administrative	$1,768	$1,462	$306	21%	$3,574	$3,493	$81	2%
Percentage of total revenue	12%	9%			12%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased 21% to $1.8 million for the three months ended December 31, 2017 from $1.5 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $369,000 in personnel and personnel-related expenses; and (ii) $23,000 in bad debt expense partially offset by decreases of (x) $56,000 in accounting and audit services and (y) $38,000 in legal and other expenses. Total general and administrative expense as a percentage of total revenue was 12% and 9% for the three months ended December 31, 2017 and 2016, respectively.

Total general and administrative expense increased 2% to $3.6 million for the six months ended December 31, 2017 from $3.5 million in the comparable year-ago period. The change was primarily due to increases of (i) $397,000 in personnel and personnel-related expenses; (ii) $44,000 in legal and other expenses; and (iii) $32,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee partially offset by decreases of (x) $182,000 in bad debt expense; (y) $132,000 in accounting and audit services; and (z) $79,000 in outside consulting services. Total general and administrative expense as a percentage of total revenue was 12% for each of the six months ended December 31, 2017 and 2016.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar, we anticipate general and administrative expense to increase in dollar terms in future quarters based upon our current business plan.

Loss from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2017	2016	Change		2017	2016	Change
Loss from operations	$(396)	$(298)	$(98)	(33)%	$(650)	$(1,563)	$913	58%
Operating margin	(3)%	(2)%			(2)%	(5)%

Loss from operations for the three months ended December 31, 2017 was $396,000 which included $503,000 of amortization of purchased intangible assets and $736,000 of stock-based compensation expense compared to a loss from operations of $298,000 in the comparable year-ago quarter which included $504,000 of amortization of purchased intangible assets and $223,000 of stock-based compensation expense. We recorded a 3% negative operating margin for the three months ended December 31, 2017, compared to a 2% negative operating margin in the comparable year-ago quarter.

Loss from operations for the six months ended December 31, 2017 was $650,000 which included $1.0 million of amortization of purchased intangible assets and $1.1 million of stock-based compensation expense compared to loss from operations of $1.6 million in the comparable year-ago period which included $1.1 million of amortization of purchased intangible assets and $459,000 of stock-based compensation expense. We recorded a 2% negative operating margin for the six months ended December 31, 2017 compared to a 5% negative operating margin in the comparable year-ago period.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $239,000 and $459,000 for the three months ended December 31, 2017 and 2016, respectively. Interest expense, net was $583,000 and $881,000 for the six months ended December 31, 2017 and 2016, respectively. The decrease in interest expense primarily related to interest paid on lower average bank borrowings. We anticipate a further decline in interest expense due to a lower interest rate and reduced outstanding balances.

Other Income (Expense), Net

Other expense, net was $30,000 and $73,000 for the three months ended December 31, 2017 and 2016, respectively. Other expense, net was $161,000 for the six months ended December 31, 2017 compared to other income, net of $35,000 in the comparable year-ago quarter. Other income (expense), net primarily consisted of exchange rate gain (loss) on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $123,000 and $219,000 for the three months ended December 31, 2017 and 2016, respectively. We recorded an income tax benefit of $38,000 and an income tax provision of $1.1 million for the six months ended December 31, 2017 and 2016, respectively. The income tax benefit and income tax provision for the respective periods primarily related to foreign and state income tax benefit (provision).

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational’s foreign operations are taxed. The provisions of the Act are complex and likely will be the subject of regulatory and administrative guidance. As the Company has a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

Liquidity and Capital Resources

Overview

As of December 31, 2017, our cash and cash equivalents was $10.8 million compared to cash and cash equivalents of $10.6 million as of June 30, 2017.

As of December 31, 2017, our deferred revenue was $29.1 million compared to $23.2 million on June 30, 2017. Unbilled deferred revenue, representing business that has been contracted but not yet invoiced or collected and off balance sheet, was $39.3 million as of December 31, 2017, up from $37.0 million as of June 30, 2017.

Excluding deferred financing costs, we reduced bank borrowings by $8.5 million to $7.6 million as of December 31, 2017 from $16.1 million as of June 30, 2017. We have available credit of $14.8 million in revolving loan commitments with Wells Fargo Bank as of December 31, 2017.

Based upon our current plan, we believe that existing capital resources will continue to enable us to maintain current and planned operations for at least the next twelve months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash provided by operating activities was $8.5 million during the six months ended December 31, 2017 compared to net cash used in operating activities of $1.3 million in the comparable year-ago period.

Net cash provided by operating activities during the six months ended December 31, 2017 was primarily due to (i) a net loss of $1.4 million offset by adjustments to reconcile net loss to net cash, including amortization of intangible assets and stock-based compensation, which includes the impact related to the repricing of options; and (ii) a net increase in changes in operating assets and liabilities primarily attributable to increased deferred revenue related to our strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses.

Net cash used in operating activities during the six months ended December 31, 2016 was primarily due to (i) a net loss of $3.5 million offset by adjustments to reconcile net loss to net cash, including amortization of intangible assets, depreciation and amortization, and stock-based compensation; and (ii) a net decrease in changes in operating assets and liabilities primarily attributable to reduced accrued liabilities due to customer advances as well as reduced accrued compensation due to the payment of accrued bonuses and commissions applicable to fiscal year 2015.

Net cash used in investing activities was $91,000 during the six months ended December 31, 2017 compared to net cash used in investing activities of $223,000 in the comparable year-ago period. Net cash used in investing activities was attributable to the purchase of property and equipment for both periods.

Net cash used in financing activities was $8.4 million during the six months ended December 31, 2017 compared to net cash used in financing activities of $451,000 in the comparable year-ago period.

Net cash used in financing activities during the six months ended December 31, 2017 was primarily attributable to (i) $11.2 million in the repayment of bank borrowings and (ii) $63,000 in payments on capital lease obligations offset by (x) $2.7 million in proceeds from bank borrowings and (y) $138,000 in proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended December 31, 2016 was primarily due to (i) $5.5 million in the repayment of bank borrowings and (ii) $175,000 in payments on capital lease obligations partially offset by $5.2 million in proceeds from bank borrowings.

Lease Commitments

In December 2016, we entered into a two-year sublease agreement for 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income from the sublease was $154,000 and $309,000 during the three and six months ended December 31, 2017.

There was no other significant change to our contractual obligations since June 30, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There was no significant change since June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2017 totaled approximately $9.2 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar and the Euro, British Pound and the India Rupee. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $10.8 million as of December 31, 2017, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of December 31, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In November 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo), under which Wells Fargo agreed to provide a term loan in the amount of $10.0 million (Term) and revolving loan to us in an amount not to exceed $10.0 million (Revolver) (Term and Revolver collectively, the Loans). In September 2015, we increased the maximum borrowing amount of the Revolver to $15.0 million. The Loans contain a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to increase sales. If we are not able to effectively develop and maintain awareness of our products in a cost-effective manner, we may not achieve widespread acceptance of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in our other areas and may result in declines in the market price of our common stock.

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

We derived 44% and 49% of our revenue from international sales for the three months ended December 31, 2017 and 2016, respectively. We derived 47% and 50% of our revenue from international sales for the six months ended December 31, 2017 and 2016, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2017, approximately 49% of our workforce was employed in India. Of these employees, 32% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, European Union and India are also of great importance to our operations.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties claiming that we or our customers have infringed the intellectual property rights of others. In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies and those of our customers may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of December 31, 2017, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (Directive) (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area requiring us to rely on alternative mechanisms permitted under the Directive, such as consent and EU-specified standard contractual clauses.  The U.S. - EU Safe Harbor Framework was replaced with the EU-U.S. Privacy Shield (Privacy Shield) in July 2016 and, starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification. We have self-certified with the Privacy Shield. Nevertheless, some of the mechanisms permitting transfer of data from the EU to the U.S. have been subject to challenges, whose outcomes remain uncertain. On December 15, 2015, the European Parliament and the Council of the European Union reached a political agreement on the future EU data protection legal framework. The General Data Protection Regulation (GDPR), adopted on April 27, 2016, will replace the Directive, and becomes enforceable from May 25, 2018 after a two-year transition period. The GDPR will have significant impacts on how businesses can collect and process the personal data of EU individuals. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling or the implementation of GDPR, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

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

Our tax position may be affected by recent changes in U.S. tax legislation relating to multinational corporations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational’s foreign operations are taxed. The provisions of the Act are complex and likely will be the subject of regulatory and administrative guidance. As we have a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

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

If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

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

No shares were repurchased during the quarter ended December 31, 2017.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: February 13, 2018	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)