Form 10-Q
period 2018-03-31
EGAIN Corp
filed 2018-05-10
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2018
Common Stock $0.001 par value	27,473,602

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,934	$10,627
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $311 and $357 as of March 31, 2018 and June 30, 2017, respectively	6,722	7,201
Deferred commissions	901	690
Prepaid expenses	1,194	1,737
Other current assets	590	370
Total current assets	20,347	20,631
Property and equipment, net	679	1,059
Deferred commissions, net of current portion	570	694
Intangible assets, net	1,237	2,748
Goodwill	13,186	13,186
Other assets	1,584	1,433
Total assets	$37,603	$39,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,074	$2,363
Accrued compensation	5,358	4,339
Accrued liabilities	1,265	2,364
Deferred revenue	22,292	18,332
Capital lease obligations	65	108
Bank borrowings, net of deferred financing costs	229	805
Total current liabilities	31,283	28,311
Deferred revenue, net of current portion	7,294	4,887
Capital lease obligations, net of current portion	1	42
Bank borrowings, net of current portion and deferred financing costs	6,921	14,802
Other long-term liabilities	1,295	1,330
Total liabilities	46,794	49,372
Commitments and contingencies (Note 5)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,473 shares as of March 31, 2018 and 27,127 shares as of June 30, 2017	28	27
Additional paid-in capital	345,410	343,367
Notes receivable from stockholders	(85)	(83)
Accumulated other comprehensive loss	(1,818)	(1,663)
Accumulated deficit	(352,726)	(351,269)
Total stockholders' deficit	(9,191)	(9,621)
Total liabilities and stockholders' deficit	$37,603	$39,751

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue:
Recurring	$13,213	$10,137	$37,420	$31,982
Legacy license	151	1,156	403	4,224
Professional services	2,381	2,557	7,895	7,388
Total revenue	15,745	13,850	45,718	43,594
Cost of revenue:
Recurring	3,299	3,149	9,485	8,876
Legacy license	18	24	58	35
Professional services	2,118	2,486	6,907	6,875
Total cost of revenue	5,435	5,659	16,450	15,786
Gross profit	10,310	8,191	29,268	27,808
Operating expenses:
Research and development	3,641	3,360	10,780	10,266
Sales and marketing	4,360	5,102	13,255	15,883
General and administrative	1,865	1,560	5,439	5,053
Total operating expenses	9,866	10,022	29,474	31,202
Income (loss) from operations	444	(1,831)	(206)	(3,394)
Interest expense, net	(215)	(470)	(798)	(1,351)
Other income (expense), net	(188)	12	(349)	47
Income (loss) before income tax provision	41	(2,289)	(1,353)	(4,698)
Income tax provision	(140)	(226)	(102)	(1,277)
Net loss	$(99)	$(2,515)	$(1,455)	$(5,975)
Per share information:
Basic and diluted net loss per common share	$(0.00)	$(0.09)	$(0.05)	$(0.22)
Weighted average shares used in computing basic and diluted net loss per common share	27,350	27,105	27,258	27,107

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net loss	$(99)	$(2,515)	$(1,455)	$(5,975)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(96)	50	(155)	169
Comprehensive loss	$(195)	$(2,465)	$(1,610)	$(5,806)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,455)	$(5,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	489	962
Amortization of intangible assets	1,511	1,587
Amortization of deferred commissions	697	667
Amortization of deferred financing costs	178	147
Deferred income taxes	(197)	(147)
Stock-based compensation	1,363	589
Provision for doubtful accounts	11	278
Loss on disposal of fixed assets	2	9
Changes in operating assets and liabilities:	—
Accounts receivable	893	3,442
Deferred commissions	(739)	(1,021)
Prepaid expenses	569	192
Other current assets	(195)	33
Other assets	72	(115)
Accounts payable	(316)	535
Accrued compensation	895	(1,336)
Accrued liabilities	(1,177)	(2,906)
Deferred revenue	5,781	4,446
Other long-term liabilities	(95)	71
Net cash provided by operating activities	8,287	1,458
Cash flows from investing activities:
Purchases of property and equipment	(104)	(416)
Net cash used in investing activities	(104)	(416)
Cash flows from financing activities:
Payments on bank borrowings	(15,574)	(9,750)
Proceeds from bank borrowings	6,970	7,860
Payments on capital lease obligations	(86)	(350)
Payments made for deferred financing costs	(31)	(130)
Payments on common stock repurchased	—	(5)
Proceeds from exercise of stock options	679	2
Net cash used in financing activities	(8,042)	(2,373)
Effect of change in exchange rates on cash and cash equivalents	166	(104)
Net increase (decrease) in cash and cash equivalents	307	(1,435)
Cash and cash equivalents at beginning of period	10,627	11,780
Cash and cash equivalents at end of period	$10,934	$10,345

Supplemental cash flow disclosures:
Cash paid for interest	$650	$1,216
Cash paid for taxes	$101	$214
Non-cash items:
Purchases of equipment through trade accounts payable	$7	$28
Property and equipment acquired under a capital lease	$—	$117

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

Segment Information

We operate in one segment: the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under Accounting Standards Codification (ASC) 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment and all required financial segment information can be found in the condensed consolidated financial statements.

Information relating to our geographic areas for the three and nine months ended March 31, 2018 and 2017 is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Total Revenue:
North America	$8,482	$6,435	$24,326	$21,297
EMEA	7,020	7,038	20,569	21,305
Asia Pacific	243	377	823	992
	$15,745	$13,850	$45,718	$43,594
Operating Income (Loss):
North America	$(156)	$(2,950)	$(1,652)	$(6,757)
EMEA	1,644	1,935	4,404	5,971
Asia Pacific*	(1,044)	(816)	(2,958)	(2,608)
	$444	$(1,831)	$(206)	$(3,394)

*Includes costs associated with corporate support.

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	March 31,	June 30,
	2018	2017
Long-Lived Assets:
North America	$243	$463
EMEA	313	497
Asia Pacific	123	99
	$679	$1,059

Concentration of Credit Risks

For the three months ended March 31, 2018, one customer accounted for 16% of total revenue. For the three months ended March 31, 2017, one customer accounted for 15% of total revenue.

For the nine months ended March 31, 2018, one customer accounted for 15% of total revenue. For the nine months ended March 31, 2017, one customer accounted for 13% of total revenue.

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

We consider the applicability of ASC 985-605 on a contract-by-contract basis. In cloud-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under Professional Services Revenue. If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term and Ratable License Revenue

Term and ratable license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract or the Company has not established

VSOE for the bundled multi-year maintenance and support services. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity. Certain terms of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees that are specified in the license agreement apply. Term license revenue is recognized ratably over the term of the license contract, and ratable license revenue is recognized over the term of the associated bundled maintenance and support contract.

Our release of version 15.5 of the perpetual license is a cloud and perpetual license hybrid software which represents a service contract under ASC 605-25. The cloud components are essential to the functionality of the version 15.5 release, and we have a contractual obligation to deliver these cloud components. Under ASC 605-25, a delivered item is considered a separate unit of accounting only if (i) the delivered item has standalone value; and (ii) if the service contract has a general right of return, then delivery and performance of the undelivered item is probable and substantially within the vendor’s control. We cannot separate the cloud components because there is no standalone value of the cloud components. The perpetual license revenue is recognized over the economic life of the software which was determined to be three years.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank, National Association (Wells Fargo) are capitalized and amortized over the term of the related debt using the effective interest method. As of March 31, 2018 and June 30, 2017, deferred financing costs were $981,000 and $950,000, respectively, and accumulated amortization was $679,000 and $501,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $70,000 and $60,000 for the three months ended March 31, 2018 and 2017, respectively. Amortization of deferred financing costs recorded as interest expense was $178,000 and $147,000 for the nine months ended March 31, 2018 and 2017, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Stock-Based Compensation:
Cost of revenue	$51	$33	$260	$112
Research and development	59	57	444	226
Sales and marketing	74	1	266	117
General and administrative	124	39	393	134
Total stock-based compensation expense:	$308	$130	$1,363	$589

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on a Registration Statement on Form S-8.

On September 19, 2017, our board of directors approved a repricing to $2.50 per share of certain outstanding options under our 2005 Stock Incentive Plan held by employees who are not executive officers or directors of the Company. The repricing applied to options held by such employees with an exercise price greater than $2.50 per share which was the closing stock price as reported on Nasdaq on September 19, 2017.

In accordance with ASC 718, as applicable to the repricing on September 19, 2017, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. As of December 31, 2017, we finalized our accounting estimates related to the repricing. Total incremental stock-based compensation expense was $445,000. We recognized $13,000 and $427,000 in incremental stock-based compensation expense during the three and nine months ended March 31, 2018, respectively. Unrecognized incremental stock-based compensation expense was $18,000 as of March 31, 2018.

During the three months ended March 31, 2018 and 2017, we granted options to purchase 54,400 and 99,825 shares of common stock with a weighted-average fair value of $3.04 and $1.16 per share, respectively.

During the nine months ended March 31, 2018 and 2017, we granted options to purchase 1,526,941 and 185,925 shares of common stock with a weighted-average fair value of $1.33 and $1.23 per share, respectively. In connection with the repricing and finalizing our estimates as of December 31, 2017, we repriced options to purchase 804,172 shares of common stock which were previously granted between May 2011 through September 2016, with a weighted-average fair value of $1.19 per share.

We used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Dividend yield	—	—	—	—
Expected volatility	60%	57%	57%	55%
Average risk-free interest rate	2.54%	1.94%	1.90%	1.59%
Expected life (in years)	4.33	5.92	4.50	6.03

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2018 was $1.2 million, which is expected to be recognized over the weighted-average period of 1.64 years. There were 207,885 and 0 options exercised during the three months ended March 31, 2018 and 2017, respectively. There were 345,934 and 1,600 options exercised during the nine months ended March 31, 2018 and 2017, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim periods within that reporting period, with early application permitted for periods beginning after December 31, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers  (Topic 606)  Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which aligns SEC guidance with guidance in Topic 606. The effective date and transition requirements for the amendments are equivalent to those for Topic 606.

Topic 606 is effective for our fiscal year 2019 beginning on July 1, 2018 using either one of two transition methods including several practical expedients: (i) full retrospective method, in which the new standard would be applied to each prior reporting period presented; or (ii) the modified retrospective method, in which the cumulative effect of initially applying the new standard would be recognized at the date of initial application and providing certain additional disclosures as defined in the guidance. We anticipate to adopt the new standard using the modified retrospective method which will require us to recognize a cumulative effect, if any, to our accumulated deficit as of the adoption date. We are still evaluating the overall effect that the standard will have on our consolidated financial statements and accompanying notes to the consolidated financial statements.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) No. 118 which expresses views of the staff regarding the application of ASC Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 which is the date that the Tax Cuts and Jobs Act (Act) was signed into law. The Act includes changes that impact U.S corporate tax rates, business-related exclusions, and deductions and credits. Additionally, the Act will have an impact on international taxes for companies that operate internationally. Registrants have a measurement period of up to one year after the enactment date of the Act to finalize the recording of related tax impacts. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

2. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net loss applicable to common stockholders	$(99)	$(2,515)	$(1,455)	$(5,975)
Basic and diluted net loss per common stock	$(0.00)	$(0.09)	$(0.05)	$(0.22)
Weighted-average common shares used in computing basic and diluted net loss per common share	27,350	27,105	27,258	27,107

Weighted-average shares of stock options to purchase 3,444,075 and 2,408,687 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, and weighted-average shares of stock options to purchase 3,095,637 and 2,428,357 for the nine months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

3. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement) with Wells Fargo, as administrative agent and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans (Revolving Loans) in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month recurring revenue from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

Borrowings under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 4.75%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo as its “prime rate,” plus (ii) 3.75%.

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

Subject to certain exceptions, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to the following: net proceeds from certain asset sales; net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); net proceeds of certain judgments, settlements and other claims or causes of action of us; and a portion with step-downs based upon the achievement of a financial covenant linked to the Leverage Ratio (as such term is defined in the Credit Agreement) of our annual excess cash flow and our subsidiaries, and with such required prepayment amount to be reduced dollar-for-dollar by any voluntary prepayments of the Term Loan.

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

As a condition to entering into the Credit Agreement, we pledged substantially all assets such as accounts receivable and property and equipment as collateral for the benefit of Wells Fargo.

On September 2, 2015, the Company entered into Amendment Number One to the Credit Agreement (Amendment No. 1), which amends the Credit Agreement. Pursuant to Amendment No. 1, we increased the total maximum Revolving Loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly amortization payments of the Term Loan under the Credit Agreement to $187,500 for the quarters ended September 30, 2015 through December 31, 2015 and $250,000 for each subsequent quarter. As of March 31, 2018, the quarterly amortization payment decreased from $250,000 to $114,407 for the quarter ended March 31, 2018 and for each quarter ending thereafter as a result of a $4.0 million prepayment that we made during the quarter. Borrowings under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo as its “prime rate,” plus 6.0%. In connection with Amendment No. 1, certain fees were also modified such that prior to the first anniversary of Amendment No. 1, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (Amendment No. 2), which amends the Credit Agreement.  Pursuant to Amendment No. 2, the Applicable Margin (as defined in the Credit Agreement) at which LIBOR loans advanced under the Credit Agreement bear interest may be either the applicable LIBOR rate plus 5.5% per annum or 7.0% per annum, depending on the Company’s TTM Recurring Revenue Calculation (as defined in the Credit Agreement).  The TTM Recurring Revenue Calculation is based on the Company’s consolidated trailing twelve months of revenue relating to recurring revenue attributable to the Company’s software.  Loans may also bear interest under the Credit Agreement at the applicable Base Rate (as defined in the Credit Agreement) and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  Under Amendment No. 2, a 1.0% fee will also be payable until the first anniversary of Amendment No. 2 on the amount of any voluntary prepayment of the Term Loan advanced under the Credit Agreement or the amount of any voluntary reduction of Revolving Loan commitments provided under the Credit Agreement.

Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the Financial Covenant Replacement Date has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters. In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of March 31, 2018, the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants were not applicable, and the Financial Covenant Replacement Date was not deemed to have occurred.

Under Amendment No. 2, the minimum EBITDA (as defined in the Credit Agreement) levels the Company is required to achieve on and prior to the Financial Covenant Replacement Date were modified to be, as of the end of each fiscal quarter, at the least the amount set forth in the table below for the applicable period opposite such amount (unaudited, in thousands):

For the four quarter period ending	Applicable Amount ($)
March 31, 2018	(3,800)
June 30, 2018	(3,000)
September 30, 2018	(1,500)
December 31, 2018	—
March 31, 2019	1,500
June 30, 2019	3,000
September 30, 2019	4,000

In addition, the amount of Liquidity (as defined in the Credit Agreement) which the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $19.6 million as of March 31, 2018.

As of March 31, 2018, we were in compliance with these financial covenant terms.

As of March 31, 2018, balances on the Term Loan, Revolving Loans and debt maturities were (unaudited, in thousands):

	March 31,	June 30,
	2018	2017
Bank Borrowings:
Term Loan	$3,261	$7,875
Revolving Loan	4,191	8,181
Subtotal of bank borrowings	7,452	16,056
Less amounts representing deferred financing costs	(302)	(449)
Total bank borrowings	7,150	15,607
Less current maturities	(229)	(805)
Bank borrowings, net of current portion and deferred financing costs	$6,921	$14,802

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax (ASC 740). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom in fiscal year 2016. The remaining eGain foreign operations including Exony Ltd.’s business historically have been profitable, and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangible assets, foreign withholding tax and adjustments to foreign taxes as well as state income taxes. Our projected annual effective income tax rate has differed from statutory tax rates primarily due to adjustments to permanent differences, the utilization of net operating loss carryforwards which previously had been valued against as well as different tax rates in our foreign operations. Our year-to-date income tax rate has differed from the projected annual effective income tax rate due to discrete items attributable to year-to-date results.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of March 31, 2018 and during the nine months ended March 31, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Act). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational’s foreign operations are taxed. The provisions of the Act are complex and likely will be the subject of regulatory and administrative guidance. As the Company has a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

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

In December 2016, we entered into a two-year sublease agreement for the 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended December 31, 2016. Rental income from the sublease was $154,000 during each of the three months ended March 31, 2018 and 2017, respectively, and $463,000 and $154,000 during the nine months ended March 31, 2018 and 2017, respectively.

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

Historically, costs related to these warranties have not been significant. Accordingly, we have no liabilities recorded for these costs as of March 31, 2018 and June 30, 2017. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

6. FAIR VALUE MEASUREMENT

ASC 820, Fair Value Measurement (ASC 820), defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

As of March 31, 2018 and June 30, 2017, we did not have any material Level 1, 2, or 3 assets or liabilities.

7. SHARE REPURCHASE PROGRAM

On September 14, 2009, we announced that our board of directors approved a repurchase program under which we may purchase up to 1,000,000 shares of our common stock. The duration of the repurchase program is open-ended. Under the program, we purchase shares of common stock from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The repurchase is funded by cash on hand. No shares were repurchased during each of the three months ended March 31, 2018 and 2017. We repurchased 0 and 4,557 shares of common stock related to a departed employee during the nine months ended March 31, 2018 and 2017, respectively.

8. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance March 31, 2018	Life	Income Statement Category
Developed technology	$6,990	$(6,383)	$607	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(980)	630	6	Cost of sales
Trade name	150	(150)	—	2	General and administrative expense
	$10,130	$(8,893)	$1,237

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2017	Life	Income Statement Category
Developed technology	$6,990	$(5,073)	$1,917	4	Research and development expense
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing expense
Customer relationships - maintenance contracts	1,610	(779)	831	6	Cost of sales
Trade name	150	(150)	—	2	General and administrative expense
	$10,130	$(7,382)	$2,748

Amortization expense related to the above intangible assets for each of the three months ended March 31, 2018 and 2017 was $504,000. Amortization expense related to the above intangible assets for the nine months ended March 31, 2018 and 2017 was $1.5 million and $1.6 million, respectively.

Estimated future amortization expense remaining as of March 31, 2018 for intangible assets acquired is as follows:

Year Ending June 30,
2018	$505
2019	438
2020	268
2021	26
Total future amortization expense	$1,237

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “aims”, “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” “will” or “would” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our failure to compete successfully therein; our expectations regarding the composition of our customers and the result of a loss of a significant customer; the adequacy of our capital resources and need for additional financing and the effect of failing to obtain adequate funding; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; legal liability or the effect of negative publicity for the services provided to consumers via our technology platforms; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to anticipate our competitors; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems; the uncertainty of demand for our products; the anticipated customer benefits from our products; the actual mix in new business between cloud and license transactions when compared with management’s projections; the ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; risks from our substantial international operations; our inability to successfully detect weaknesses or errors in our internal controls; our ability to manage future growth; the trading price of our common stock; geographical and currency fluctuations; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 which is incorporated herein by reference. Our actual results could differ materially from those discussed in statements relating to our future plans, product releases, objectives, expectations and intentions, and other assumptions underlying or relating to any of these statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to the risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have operations in the United States, United Kingdom and India.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off-balance sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of March 31, 2018, unbilled deferred revenue increased to $41.5 million from $37.0 million as of June 30, 2017.

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

The following table presents our key financial measures, including a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Income (loss) from operations	$444	$(1,831)	$(206)	$(3,394)
Add:	—
Stock-based compensation	308	130	1,363	589
Amortization of acquired intangibles	504	504	1,511	1,587
Non-GAAP income (loss) from operations	$1,256	$(1,197)	$2,668	$(1,218)

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

We have reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on September 26, 2017 and determined that there were no significant changes to our critical accounting policies in the three months ended March 31, 2018.

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

We consider the applicability of ASC 985-605 on a contract-by-contract basis. In cloud-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a monthly basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we have established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under Professional Services Revenue. If VSOE of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

   Term and Ratable License Revenue

Term and ratable license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract or the Company has not established VSOE for the bundled multi-year maintenance and support services. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity. Certain terms of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees that are specified in the license agreement apply. Term license revenue is recognized ratably over the term of the license contract, and ratable license revenue is recognized over the term of the associated bundled maintenance and support contract.

Our release of version 15.5 of the perpetual license is a cloud and perpetual license hybrid software which represents a service contract under ASC 605-25. The cloud components are essential to the functionality of the version 15.5 release, and we have a contractual obligation to deliver these cloud components. Under ASC 605-25, a delivered item is considered a separate unit of accounting only if (i) the delivered item has standalone value; and (ii) if the service contract has a general right of return, then delivery and performance of the undelivered item is probable and substantially within the vendor’s control. We cannot separate the cloud components because there is no standalone value of the cloud components. The perpetual license revenue is recognized over the economic life of the software which was determined to be three years.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue:
Recurring	84%	73%	82%	73%
Legacy license	1%	8%	1%	10%
Professional services	15%	19%	17%	17%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Recurring	21%	23%	21%	20%
Legacy license	—%	—%	—%	—%
Professional services	13%	18%	15%	16%
Total cost of revenue	34%	41%	36%	36%
Gross profit	66%	59%	64%	64%
Operating expenses:
Research and development	23%	24%	24%	24%
Sales and marketing	28%	37%	29%	36%
General and administrative	12%	11%	11%	12%
Total operating expenses	63%	72%	64%	72%
Income (loss) from operations	3%	(13)%	—%	(8)%

Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Recurring	$13,213	$10,137	$3,076	30%	$37,420	$31,982	$5,438	17%
Legacy license	151	1,156	(1,005)	(87)%	403	4,224	(3,821)	(90)%
Professional services	2,381	2,557	(176)	(7)%	7,895	7,388	507	7%
Total revenue	$15,745	$13,850	$1,895	14%	$45,718	$43,594	$2,124	5%

Total revenue, which consists of recurring, legacy license and professional services revenue, increased by 14% to $15.7 million for the three months ended March 31, 2018 from $13.9 million in the comparable year-ago quarter. Total revenue increased by 5% to $45.7 million for the nine months ended March 31, 2018 from $43.6 million in the comparable year-ago period.

The impact of foreign exchange fluctuation between the U.S. Dollar and the Euro and British Pound resulted in net increases of $826,000 and $1.3 million in total revenue for the three and nine months ended March 31, 2018, respectively. We recalculate current period results using the comparable prior period exchange rate to exclude the impact of foreign exchange rate fluctuation.

Excluding the impact of foreign exchange fluctuation of $826,000, total revenue for the three months ended March 31, 2018 increased by $1.1 million related to an increase of $2.4 million in recurring revenue related to the shift from a perpetual license model to a cloud delivery model, offset by a decrease of $1.0 million in legacy license revenue. Additionally, professional services revenue decreased by $281,000 related to the implementation of customer projects.

Excluding the impact of foreign exchange fluctuation of $1.3 million, total revenue for the nine months ended March 31, 2018 increased by $818,000 related to an increase of $4.4 million in recurring revenue related to the shift from a perpetual license model to a cloud delivery model, offset by a decrease of $3.9 million in legacy license revenue. Additionally, professional services revenue increased by $308,000 related to the implementation of customer projects.

Recurring revenue, which includes cloud, term and ratable licenses, software maintenance and support revenue, increased by 30% to $13.2 million for the three months ended March 31, 2018 from $10.1 million in the comparable year-ago quarter. Excluding a net impact of foreign exchange fluctuation of $686,000, recurring revenue increased by 24% or $2.4 million.

Recurring revenue increased by 17% to $37.4 million for the nine months ended March 31, 2018 from $32.0 million in the comparable year-ago period. Excluding a net impact of foreign exchange fluctuation of $1.1 million, recurring revenue increased by 14% or $4.4 million.

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

Legacy license revenue decreased by 87% to $151,000 for the three months ended March 31, 2018 from $1.2 million in the comparable year-ago quarter. Excluding an insignificant net impact of foreign exchange fluctuation, legacy license revenue decreased by 90% or $1.0 million.

Legacy license revenue decreased by 90% to $403,000 for the nine months ended March 31, 2018 from $4.2 million in the comparable year-ago period. Excluding an insignificant net impact of foreign exchange fluctuation, legacy license revenue decreased by 91% or $3.9 million.

The decreases in legacy license revenue were related to the transition from a perpetual license model toward a cloud delivery model. We no longer sell legacy licenses to new customers and continue to migrate existing legacy license customers to our cloud delivery model. We anticipate legacy license revenue to decrease during fiscal year 2018 compared to fiscal year 2017.

Professional services revenue decreased by 7% to $2.4 million for the three months ended March 31, 2018 from $2.6 million in the comparable year-ago quarter. Excluding a net impact of foreign exchange fluctuation of $105,000, professional services decreased by 11% or $281,000.

Professional services revenue increased by 7% to $7.9 million for the nine months ended March 31, 2018 from $7.4 million in the comparable year-ago period. Excluding a net impact of foreign exchange fluctuation of $199,000, professional services increased by 4% or $308,000.

The change in professional services revenue were related to the increased implementation of customer projects. Excluding the impact from any future foreign currency fluctuation, we expect professional services revenue to increase or remain relatively constant during fiscal year 2018.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Domestic	$8,482	$6,435	$2,047	32%	$24,326	$21,297	$3,029	14%
International	7,263	7,415	(152)	(2)%	21,392	22,297	(905)	(4)%
Total revenue	$15,745	$13,850	$1,895	14%	$45,718	$43,594	$2,124	5%

Revenue from domestic sales increased by 32% to $8.5 million for the three months ended March 31, 2018 from $6.4 million from the comparable year-ago quarter.

Revenue from domestic sales increased by 14% to $24.3 million for the nine months ended March 31, 2018 from $21.3 million from the comparable year-ago period.

Revenue from international sales decreased by 2% to $7.3 million for the three months ended March 31, 2018 from $7.4 million in the comparable year-ago quarter. Excluding a net impact of foreign exchange fluctuation of $826,000, revenue from international sales decreased by $975,000 including decreases of (i) $726,000 in professional services revenue and (ii) $563,000 in legacy license revenue, offset by an increase of $314,000 in recurring revenue.

Revenue from international sales decreased by 4% to $21.4 million for the nine months ended March 31, 2018 from $22.3 million in the comparable year-ago period. Excluding a net impact of foreign exchange fluctuation of $1.3 million, revenue from international sales decreased by $1.9 million including decreases of (i) $1.8 million in legacy license revenue and (ii) $1.6 million in professional services revenue, offset by an increase of $1.5 million in recurring revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Recurring	$3,299	$3,149	$150	5%	$9,485	$8,876	$609	7%
Legacy license	18	24	(6)	(25)%	58	35	23	66%
Professional services	2,118	2,486	(368)	(15)%	6,907	6,875	32	0%
Total cost of revenue	$5,435	$5,659	$(224)	(4)%	$16,450	$15,786	$664	4%
Percentage of total revenue	34%	41%			36%	36%
Gross margin	66%	59%			64%	64%

Cost of revenue primarily consists of compensation and benefits for our personnel who provide customer service to our customers for consulting, software maintenance and support services and personnel who support our server and network infrastructure, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Total cost of revenue decreased by 4% to $5.4 million for the three months ended March 31, 2018 from $5.7 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $505,000 in personnel and personnel-related expenses; and (ii) $35,000 in outside consulting services, partially offset by increases of (x) $177,000 in cloud-related expenses related to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses; and (y) $146,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee. Gross margin was 66% and 59% for the three months ended March 31, 2018 and 2017, respectively.

Total cost of revenue increased by 4% to $16.5 million for the nine months ended March 31, 2018 from $15.8 million in the comparable year-ago period. The change was primarily due to increases of (i) $533,000 in cloud-related expenses due to the strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses; (ii) $340,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee; (iii) $60,000 in outside consulting, partially offset by a decrease of $291,000 in personnel and personnel-related expenses. Gross margin was 64% for each of the nine months ended March 31, 2018 and 2017, respectively.

Our business model shift to recurring revenue has generated lower gross margins than from traditional perpetual license sales. However, we expect to generate, on average, a greater lifetime value from subscription customers. Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate the cost of recurring revenue to increase in future quarters and the gross margin to remain relatively constant or improve. We anticipate the cost of legacy license revenue to remain relatively constant and the cost of professional services revenue to remain relatively constant based on our current business plan.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Research and development	$3,641	$3,360	$281	8%	$10,780	$10,266	$514	5%
Percentage of total revenue	23%	24%			24%	24%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Total costs for research and development increased by 8% to $3.6 million for the three months ended March 31, 2018 from $3.4 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $187,000 in personnel and personnel-related expenses; and (ii) $135,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee, partially offset by a decrease of $41,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 23% and 24% for the three months ended March 31, 2018 and 2017, respectively.

Total costs for research and development increased by 5% to $10.8 million for the nine months ended March 31, 2018 from $10.3 million in the comparable year-ago period. The change was primarily due to increases of (i) $510,000 in personnel and personnel-related expenses and (ii) $234,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee, partially offset by a decrease of $230,000 in outside consulting services. Total research and development expense as a percentage of total revenue was 24% for each of the nine months ended March 31, 2018 and 2017, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate research and development expense to increase in future quarters based upon our current business plan.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Sales and marketing	$4,360	$5,102	$(742)	(15)%	$13,255	$15,883	$(2,628)	(17)%
Percentage of total revenue	28%	37%			29%	36%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expense decreased by 15% to $4.4 million for the three months ended March 31, 2018 from $5.1 million in the comparable year-ago quarter. The change was primarily due to decreases of (i) $661,000 in personnel and personnel-related expenses; (ii) $304,000 in marketing program expenses; and (iii) $81,000 in outside consulting, partially offset by an increase of $304,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee. Total sales and marketing expense as a percentage of total revenue was 28% and 37% for the three months ended March 31, 2018 and 2017, respectively.

Sales and marketing expense decreased by 17% to $13.3 million for the nine months ended March 31, 2018 from $15.9 million in the comparable year-ago period. The change was primarily due to decreases of (i) $2.5 million in personnel and personnel-related expenses; (ii) $294,000 in marketing program expenses; (iii) $67,000 in amortization of intangible assets; and (iv) $38,000 in outside consulting, partially offset by an increase of $282,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee. Total sales and marketing expense as a percentage of total revenue was 29% and 36% for the nine months ended March 31, 2018 and 2017, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar and changes in severance and severance-related charges, we anticipate sales and marketing expense to increase in dollar terms in future quarters based upon our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
General and administrative	$1,865	$1,560	$305	20%	$5,439	$5,053	$386	8%
Percentage of total revenue	12%	11%			11%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

Total general and administrative expense increased by 20% to $1.9 million for the three months ended March 31, 2018 from $1.6 million in the comparable year-ago quarter. The change was primarily due to increases of (i) $199,000 in personnel and personnel-related expenses; (ii) $79,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee; and (iii) $15,000 in other consulting expenses. Total general and administrative expense as a percentage of total revenue was 12% and 11% for the three months ended March 31, 2018 and 2017, respectively.

Total general and administrative expense increased by 8% to $5.4 million for the nine months ended March 31, 2018 from $5.1 million in the comparable year-ago period. The change was primarily due to increases of (i) $638,000 in personnel and personnel-related expenses; and (ii) $33,000 in fluctuation from foreign exchange rates between the U.S. Dollar, Euro, British Pound and India Rupee, partially offset by decreases of (x) $148,000 in bad debt expense; (y) $78,000 in accounting and audit services; and (z) $56,000 in other consulting expenses. Total general and administrative expense as a percentage of total revenue was 11% and 12% for the nine months ended March 31, 2018 and 2017, respectively.

Excluding fluctuations of foreign exchange rates against the U.S. Dollar, we anticipate general and administrative expense to increase in dollar terms in future quarters based upon our current business plan.

Income (Loss) from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Income (loss) from operations	$444	$(1,831)	$2,275	124%	$(206)	$(3,394)	$3,188	94%
Operating margin	3%	(13)%			—%	(8)%

Income from operations for the three months ended March 31, 2018 was $444,000 which included $504,000 of amortization of purchased intangible assets and $308,000 of stock-based compensation expense compared to a loss from operations of $1.8 million in the comparable year-ago quarter which included $504,000 of amortization of purchased intangible assets and $130,000 of stock-based compensation expense. We recorded a 3% operating margin for the three months ended March 31, 2018 compared to a 13% negative operating margin in the comparable year-ago quarter.

Loss from operations for the nine months ended March 31, 2018 was $206,000 which included $1.5 million of amortization of purchased intangible assets and $1.4 million of stock-based compensation expense compared to a loss from operations of $3.4 million in the comparable year-ago period which included $1.6 million of amortization of purchased intangible assets and $589,000 of stock-based compensation expense. We recorded a 0%, or a break-even, operating margin for the nine months ended March 31, 2018 compared to an 8% negative operating margin in the comparable year-ago period.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $215,000 and $470,000 for the three months ended March 31, 2018 and 2017, respectively. Interest expense, net was $798,000 and $1.4 million for the nine months ended March 31, 2018 and 2017, respectively. The decrease in interest expense primarily related to interest paid on lower average bank borrowings. We anticipate a further decline in interest expense due to a lower interest rate and reduced outstanding balances.

Other Income (Expense), Net

Other expense, net was $188,000 and $349,000 for the three and nine months ended March 31, 2018, respectively. Other income, net was $12,000 and $47,000 for the three and nine months ended March 31, 2017, respectively. Other income (expense), net primarily consisted of exchange rate gain (loss) on foreign currency transactions.

Income Tax Provision

We recorded an income tax provision of $140,000 and $226,000 for the three months ended March 31, 2018 and 2017, respectively. We recorded an income tax provision of $102,000 and $1.3 million for the nine months ended March 31, 2018 and 2017, respectively. The income tax provision for the respective periods primarily related to foreign and state income tax provision.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Act). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational’s foreign operations are taxed. The provisions of the Act are complex and likely will be the subject of regulatory and administrative guidance. As the Company has a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

Liquidity and Capital Resources

Overview

As of March 31, 2018, our cash and cash equivalents was $10.9 million compared to cash and cash equivalents of $10.6 million as of June 30, 2017.

As of March 31, 2018, our deferred revenue was $29.6 million compared to $23.2 million on June 30, 2017. Unbilled deferred revenue, representing business that has been contracted but not yet invoiced or collected and off-balance sheet, was $41.5 million as of March 31, 2018, up from $37.0 million as of June 30, 2017.

Excluding deferred financing costs, we reduced bank borrowings by $8.6 million to $7.5 million as of March 31, 2018 from $16.1 million as of June 30, 2017. We have available credit of $10.8 million in revolving loan commitments with Wells Fargo as of March 31, 2018.

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

Cash Flows

Net cash provided by operating activities was $8.3 million during the nine months ended March 31, 2018 compared to net cash provided by operating activities of $1.5 million in the comparable year-ago period.

Net cash provided by operating activities during the nine months ended March 31, 2018 was primarily due to (i) a net loss of $1.5 million, offset by adjustments to reconcile net loss to net cash, including amortization of intangible assets and stock-based compensation expense, which includes the impact related to the repricing of options; and (ii) a net increase in changes in operating assets and liabilities primarily attributable to increased deferred revenue related to our strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses.

Net cash provided by operating activities during the nine months ended March 31, 2017 was primarily due to (i) a net loss of $6.0 million, offset by adjustments to reconcile net loss to net cash, including amortization of intangible assets, depreciation and amortization, deferred commissions and stock-based compensation expense; and (ii) a net increase in changes in operating assets and liabilities primarily attributable to increased deferred revenue related to our strategic decision to move to a ratable or cloud delivery business model from the hybrid model that included legacy perpetual licenses.

Net cash used in investing activities was $104,000 during the nine months ended March 31, 2018 compared to net cash used in investing activities of $416,000 in the comparable year-ago period. Net cash used in investing activities was attributable to the purchase of property and equipment for both periods.

Net cash used in financing activities was $8.0 million during the nine months ended March 31, 2018 compared to net cash used in financing activities of $2.4 million in the comparable year-ago period.

Net cash used in financing activities during the nine months ended March 31, 2018 was primarily attributable to (i) $15.6 million in the repayment of bank borrowings and (ii) $86,000 in payments on capital lease obligations, offset by (x) $7.0 million in proceeds from bank borrowings and (y) $679,000 in proceeds from the exercise of stock options.

Net cash used in financing activities during the nine months ended March 31, 2017 was primarily due to (i) $9.8 million in the repayment of bank borrowings; (ii) $350,000 in payments on capital lease obligations; and (iii) $130,000 of payments made for deferred financing costs related to Amendment No. 2 of the Credit Agreement with Wells Fargo, offset by $7.9 million in proceeds from bank borrowings.

Lease Commitments

In December 2016, we entered into a two-year sublease agreement for 22,000 square feet of space with a subtenant that commenced on January 1, 2017. As a result, the remaining lease exit liability was reversed as a credit to rent expense during the three months ended March 31, 2017. Rental income from the sublease was $154,000 and $463,000 during the three and nine months ended March 31, 2018.

There was no other significant change to our contractual obligations since June 30, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than operating leases and co-location agreement that were included in our commitment schedule as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There was no significant change since June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States, the United Kingdom, and India and sell these products internationally. Generally, sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency totaled approximately $11.3 million as of March 31, 2018. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar on the one hand and the Euro, British Pound and the India Rupee on the other hand. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. Dollar and are adversely affected by a strengthening of the U.S. Dollar relative to foreign currencies.

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

Our cash and cash equivalents, totaling $10.9 million as of March 31, 2018, did not include any auction preferred stock, auction rate securities or mortgage‑backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of March 31, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. Legacy license revenue is difficult to forecast and is likely to fluctuate due to many factors that are beyond our control, including transition of license customers to recurring revenue models. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

In November 2014, we entered into a credit agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), under which Wells Fargo agreed to provide a term loan in the amount of $10.0 million and revolving loans to us in an amount not to exceed $10.0 million (Revolver). In September 2015, we increased the maximum borrowing amount of the Revolver to $15.0 million. The Credit Agreement contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

In addition, if we fail to comply with the covenants or payment obligations specified in the Credit Agreement, we may trigger an event of default, in which case Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Credit Agreement, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the collateral under the Credit Agreement, which consists of substantially all our assets. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

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

Our success and future growth depends in part upon the skills, experience, performance and continued service of our distribution partners, including software and hardware vendors and resellers. Our distribution partners engage with us in a number of ways, including assisting us to identify prospective customers, to distribute our products in geographies where we do not have a physical presence and to distribute our products where they are considered complementary to other third party products distributed by the partner. We believe that our future success depends in part upon our ability to develop and expand strategic, long term and profitable partnerships and reseller relationships. If we are unable to do so, or if any existing or future distribution partners fail to successfully market, resell, implement or support our products for their customers, or if distribution partners represent multiple providers and devote greater resources to market, resell, implement and support competing products and services, our future revenue growth could be impeded. Our failure to develop and expand relationships with systems integrators could harm our business.

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

We derived 46% and 54% of our revenue from international sales for the three months ended March 31, 2018 and 2017, respectively. We derived 47% and 51% of our revenue from international sales for the nine months ended March 31, 2018 and 2017, respectively. Including those discussed above, our international sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2018, approximately 49% of our workforce was employed in India. Of these employees, 34% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

Our Service Level Agreements (SLAs) provide for service credits for system unavailability, and in some cases, indemnities for loss, damage or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of March 31, 2018, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union (EU) and Switzerland, which established a means for legitimating the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (Directive) (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area requiring us to rely on alternative mechanisms permitted under the Directive, such as consent and EU-specified standard contractual clauses.  The U.S. - EU Safe Harbor Framework was replaced with the EU-U.S. Privacy Shield (Privacy Shield) in July 2016 and, starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification. We have self-certified with the Privacy Shield. Nevertheless, some of the mechanisms permitting transfer of data from the EU to the U.S. have been subject to challenges, whose outcomes remain uncertain. On December 15, 2015, the European Parliament and the Council of EU reached a political agreement on the future EU data protection legal framework. The General Data Protection Regulation (GDPR), adopted on April 27, 2016, will replace the Directive, and becomes enforceable from May 25, 2018 after a two-year transition period. The GDPR will have significant impacts on how businesses can collect and process the personal data of EU individuals. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling or the implementation of GDPR, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Act). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational’s foreign operations are taxed. The provisions of the Act are complex and likely will be the subject of regulatory and administrative guidance. As we have a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. We are currently evaluating the financial impact that this new tax legislation will have on our consolidated financial statements and accompanying notes for our fiscal year ending June 30, 2018.

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

On June 23, 2016, voters in the United Kingdom (U.K.) approved an advisory referendum to withdraw membership from the EU, which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and EU, including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The formal process for U.K. leaving the EU began in March 2017, when the U.K. served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the U.K.’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the EU, and elsewhere. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

No shares were repurchased during the quarter ended March 31, 2018.

Item 6. Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

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

Dated: May 10, 2018	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)