Form 10-K
period 2018-06-30
EGAIN Corp
filed 2018-09-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Large accelerated filer	◻	Accelerated filer	☒
			
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2017, was approximately $91.3 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 27,706,077 shares of the Registrant’s Common Stock $0.001 par value, outstanding on September 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2018 Annual Meeting of Stockholders.

eGAIN CORPORATION

2018 FORM 10-K

PART I

ITEM 1.BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the effect of changes in macroeconomic factors beyond our control; our hybrid revenue model and its potential impact on our total revenue; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the effect of our failure to comply with our obligations under our Credit Agreement; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; the actual mix in new business between subscription and license transactions; our ability to increase the profitability of our recurring products and services; our ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A “Risk Factors” in this report, as well as our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; customer acceptance of our existing and future products; the impact of new legislation or regulations, or of judicial decisions, on our business; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to compete against third parties; the success of our partnerships; our ability to obtain capital when needed; the economic environment; our history of operating losses; our ability to manage future growth; the market price of our common stock; and foreign currency fluctuations. These forward looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report.

Overview

eGain is an innovative software-as-a service (SaaS) provider of customer engagement solutions in a digital world, with operations in the US, UK and India. Business-to-Consumer (B2C) brands quickly operationalize customer engagement strategy on our feature rich, comprehensive, and open platform to optimize experience for Agents, Businesses, and Customers. Connected artificial intelligence (AI), knowledge and analytics capabilities automate self-service across touch points and augment a digital-first, omnichannel agent desktop to reduce service cost, increase upsell, and improve business agility. Hundreds of customers around the world, primarily in financial services, telco, retail, government, healthcare and utilities, rely on eGain to provide a unified customer engagement hub.

In fiscal year 2017, we completed our transition from a hybrid model where we sold both SaaS and perpetual license solutions to a SaaS only business model (SaaS Transition). Today we only sell SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS. As we continue to migrate our legacy perpetual license clients to SaaS, we expect our non-SaaS recurring revenue, primarily comprising annual maintenance and support fees for legacy perpetual license clients, to continue to decline.

Our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Our SaaS clients adopt our product innovation much faster in the perpetual license model and enjoy better service levels. Finally, we believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

Industry Background

Introduction

Traditional CRM tools do not serve the needs of the digital world because they were designed primarily as systems of record to capture, view, and report on customer data in a phone-centric environment. They do not offer rich applications to engage customers across digital-first touch points nor escalate with full context across self-service to agent assistance. They view knowledge management as document management (a monolithic content model that struggles in the personalized, media-rich, and content-heavy digital world). In the CRM world, agents are presumed to have a high capacity to retain and update relevant knowhow across complex product portfolios in their head (with extensive training and retraining). Finally, in-band process guidance for self-service and agent assistance are foreign to the traditional CRM world. Agents struggle with no guidance in that world; they just get lost with data on their screens. The reality of contact centers today is that we believe agents ignore 90% of available data on their screens – most of it hidden in multiple tabs – as they merely refer to post-it notes or internal chat sessions to find the right answer for a customer. It is time for change.

Digital Economy Demands Modern Software

In a world selling commoditized products to information-rich customers short on time, smart customer engagement reduces cognitive effort. And easy customer engagements build sticky brand and boost profit. As a result, businesses are actively seeking digital-first, modern software platforms to layer on top of their traditional systems of record like CRM. These platforms must be agile, comprehensive, scalable, and cost-effective to help automate customer self-service, augment agent productivity and orchestrate contact center operation in an omnichannel environment.

AI-powered Customer Engagement Automation

Energized in the digital world by big-data, cloud-computing and open-source technologies, AI and Machine Learning can deliver transformational value when effectively combined with domain expertise and complementary technologies like knowledge, analytics, and digital. In customer engagement, the ultimate goal is automation delivered on a platform that combines these powerful capabilities in a purpose-built way. The pressing challenge for businesses is to separate the wheat from the chaff. In the face of intense marketing from hundreds of providers – from IBM on the high end to countless startups – businesses now demand proof at scale, no-risk trials in a production setting, and outcome-based pricing tied to business-relevant metrics.

Contact Centers are the Battleground

Contact centers offer a significant opportunity to automate human effort in B2C businesses. Globally, there are more than 10 million contact center agents. Even as digital technologies help improve self-service, time-starved customers faced with sophisticated, connected products generate stubbornly high levels of request for human assistance. The possibility of reducing significant headcount expense through automation is compelling for businesses. Furthermore, contact centers worldwide are undergoing a technology refresh cycle from on-premise voice-centric models to cloud-based omnichannel platforms. This transition affords the opportunity to reimagine the traditional centralized, phone-based contact handling operations and move toward much greater automation of customer engagement, fueled by AI and digital technologies.

Customer Engagement Automation is a Large, Growing Market

Businesses and organizations of all sizes are investing heavily in digital transformation. According to a preeminent strategy firm, customer engagement is the #1 area of investment in digital transformation. Ease of innovation in cloud and a growing API economy present ever more exciting capability dots for enterprise to connect and operate. This is both an opportunity and a challenge. A premier IT analyst firm estimates that by 2022 approximately 72% of all customer interactions will involve emerging technology such as machine-learning applications, chatbots or mobile messaging compared to approximately 11% in 2017. To harness these disruptive and novel capabilities, businesses are looking toward innovative platform providers with proof at scale to deliver a solution.

The eGain Approach and Benefits

What Customers Want

Technology acceleration notwithstanding, human needs for customer engagement and service change very slowly. What customers want is help in three categories: information, transaction, and situational. And any given customer contact can move across these needs as the conversation develops. Therefore, it is critical that an effective solution address these three types of interactions seamlessly and with context - accounting for machine-human hand-offs, channel switching, multimodal interaction, and conversational pause-and-resume. In each of these interactions, customers increasingly want to be guided, even anticipated, because time efficiency is their #1 goal after a correct answer is their biggest hurdle to a good experience, according to analyst surveys and our own research.

The eGain Solution

eGain offers a comprehensive, unified cloud software solution to automate, augment and orchestrate customer engagement in a digital-first omnichannel world. Our feature rich portfolio of applications empowers businesses to holistically, flexibly, and continuously optimize the experience for agents, business and customers. Our solution experts and partners guide clients on a customer engagement transformation journey using an agile, strategy-aligned set of sprints to activate waves of cooperating capabilities in phases. Each sprint is measured with our analytics to surface business value, justifying the next phase of investment.

Digital-first, Omnichannel Desktop

First, our solution offers comprehensive, scalable capabilities for digital-first, omnichannel interaction within a modern, purpose-built desktop. Rich, out of the box applications help agents efficiently interact with customers using messaging, SMS, chat, email, social media, phone, video, fax, and letter to enable connected customer journeys, offering service across all touch points. Our enterprise-grade digital engagement capabilities are proven at scale with clients such as a leading telco that annually serves over 12 million digital customer interactions with over five thousand agents on a 24x7 basis.

AI and Knowledge Applications

Next, our solution offers powerful AI and Knowledge applications for virtual assistance for customers and agents. These applications enable businesses to centralize knowledge, policies, procedures, and best-practices, while delivering guided, personalized solutions to customers and agents. These applications are designed to ensure that all agents in an organization can effectively handle all types of contacts, regardless of product or procedure. Consistent and correct responses across all touchpoints (operated by the previous layer of omnichannel applications) significantly improve customer satisfaction even as first contact resolution rates surge and an agent’s time to competency drops. Our AI and Knowledge applications deliver compelling value through large-scale self-service automation. For instance, one of our healthcare clients serves over 25 million requests every year with web self-service. Another client improved customer NPS scores by 20 points and boosted First Contact Resolution by 23% using our AI and Knowledge capabilities in a ten thousand agent customer service operation.

Analytics and Machine Learning Applications

Our powerful analytics capability enables clients to measure, manage and orchestrate their omnichannel service operations. In addition, our recently announced machine learning service helps clients generate product improvement and customer preference insights from all of their customer conversation data and also identify opportunities to automate more processes.

Open, secure APIs and pre-built, certified third-party connectors

Our open, secure platform APIs are available to clients and partners to extend and enhance our solutions and to integrate with enterprise assets and to enable a single view of the customer. Our deep, certified connectors into platforms such as those of Avaya, Amazon.com, Cisco and Salesforce.com enable our clients to leverage their existing systems of record and communication, while building their system of engagement on the eGain platform.

Compelling Benefits

We believe our solution delivers transformational value as clients develop their modern customer engagement capabilities on our platform. Specifically, our solutions allow clients to:

•	enhance customer experience with digital-first, omnichannel service.
•	reduce operating costs through self-service automation, improved first contact resolution, and compressed agent time-to-competence.
•

ensure compliance with regulations, policies, procedures, and best practices even as clients expand their product portfolio and serviced customer segments. This benefit is particularly sought after in regulated sectors like financial services and healthcare, as well as government.

•

gain rich, primary insights to enhance products and design new offerings. Analyzing and learning from customer conversations provides a unique tool to businesses looking for hyper-targeting their customers with offerings that defy commoditization by delivering better consumption and service experience.

Competitive Strengths

Comprehensive omnichannel platform with rich apps and purpose-built APIs

The eGain solution is a comprehensive omnichannel solution for the customer engagement market, with AI and Knowledge at its core. We unlock the full power of our cloud platform with extensive APIs through a developer portal to enable digital engagement, knowledge management, and decision support capabilities for clients and partners in a way that is unique in the market.

Enterprise-grade, secure cloud service with differentiated offerings

Our cloud offering is secure, scalable and offers unique capabilities. With respect to security and certification, we offer FEDRAMP, PCI, HIPPA, HiTrust and GDPR certification. Two of the largest federal tax services, one in North America and the other in Europe, use eGain solutions served from the eGain Cloud. Furthermore, we offer an AlwaysOn capability for businesses who cannot afford to be down at any time, day or night, for “scheduled maintenance downtime.” Finally, we offer credits in the event of non-adherence to contracted service levels.

Transformative value delivered at scale across large, diversified customer base

Our solution delivers transformative value at scale today across a large, diversified customer base. We believe that our understanding of the customer need and our ability to fulfil it at scale and with enterprise-grade sophistication is unmatched. From sixty thousand agents at a healthcare client using our solution on a 24x7 basis to a P&C insurer with fifteen thousand contact center advisors and thirty-thousand field agents, we are the preferred choice for the large brands looking to automate customer engagement.

Innovation at the core drives an easy consumption model

For over twenty years we have anticipated technology and market trends and sought to consistently stay ahead of them. We anticipated the need for AI in customer service in 2000, and we developed an omnichannel customer engagement hub over a decade ago. With a relentless focus on the customer engagement automation market, we continue to add capabilities designed to enhance our client’s investment in eGain. Recently, we added new customer messaging capabilities via Apple Business Chat, Facebook Messenger, and SMS. Also, we launched our new VA 3.0, a third-generation virtual assistant powered by AI, Machine Learning, and Knowledge that is seamlessly connected with the omnichannel assistance capabilities of the eGain platform. This ability to connect dots quickly across new and existing technology capabilities, within the eGain platform and outside, distinguishes us when presenting to clients looking for quick value on a platform that can handle their future needs.

Not only do we seek to innovate more quickly than others, we stand behind our claim with a unique Try+Buy™ offer – a 30-day guided production pilot in the eGain Cloud with no strings attached. Along similar lines, we recently launched another exciting offer, “AI Value in 30 days,” to help clients make better choices as they invest in AI technologies to automate their customer engagement operation.

Leveraged go-to-market strategy with a growing partner ecosystem

We take our solutions to market through a partner-leveraged enterprise sales model. Our enterprise sales team works closely with our channel managers to help partners qualify and sell. Our key channel partner today is Cisco. Through its partner ecosystem and direct sales network, we resell cloud-based, eGain-branded solutions in our target geographies of North America and Europe. Given the reach of Cisco and its partners in the enterprise, we see growing opportunities in this ecosystem.

In the second half of fiscal 2018, we also announced a partnership with Avaya as part of its AI Connect program. This recent engagement is beginning to result in opportunities. Also, in late fiscal 2018, we announced a deep integration with Amazon Connect, a disruptive cloud-based contact center proposition. Finally, at our Digital+AI Day in London in May 2018, we announced an eGain developer portal for partners and clients to integrate with and add value to the eGain platform.

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including healthcare, retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large B2C enterprises, which we define as enterprises with over $500 million in annual revenue. For fiscal year 2018, domestic and international revenue accounted for 52% and 48% of total revenue, respectively, compared to 49% and 51%, and 50% and 50%, for fiscal years 2017 and 2016, respectively.

Our largest customer, Cisco Systems, Inc., accounted for 16% of total revenue in fiscal year 2018 and 13% of total revenue in fiscal year 2017. Our two largest customers, Cisco Systems, Inc. and State Farm Insurance Company, accounted for 14% and 10%, respectively, of total revenue in fiscal year 2016.

Competition

We compete with other application software vendors including Genesys Telecommunications, LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc., and Verint KANA that may attempt to sell customer engagement software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services. The market that we compete in is highly competitive and some of our competitors may have longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic partnerships and distribution channels, larger user bases, products and services with different functions and feature sets and greater brand recognition than we have.

We believe the principal competitive factors in our market include the following:

•	proven track record of customer success;
•	speed and ease of implementation;
•	product functionality;
•	financial stability and viability of the vendor;
•	product adoption;
•	ease of use and rates of user adoption;
•	low total cost of ownership and demonstrable cost-effective benefits for customers;
•	performance, security, scalability, flexibility and reliability of the service;
•	whether the software is delivered via the cloud or on-premises;
•	ease of integration with existing applications;
•	quality of customer support;
•	availability and quality of implementation, consulting and training services; and
•	vendor reputation and brand awareness.

Growth Strategy

We intend to scale our business by executing the following programs.

Migrate legacy on-premise customers to eGain Cloud

Since we transitioned our business to SaaS, we have continued to actively migrate legacy on-premise customers to the eGain Cloud. We offer an attractive proposition to our on-premise customers to move to the eGain Cloud where we subsidize the services cost in migrating them to the eGain Cloud in exchange for their multi-year commitment to the eGain Cloud. At the end of fiscal 2018, we still had quarterly support revenue from a number of our on-premise customers. We expect to migrate most of these customers, subject to typical attrition, to the eGain Cloud over the next two years.

Land and Expand in the enterprise

With the progress we have made in customer success over recent periods, we see a replicable pattern emerging: land enterprise logos with a potentially limited footprint in one business unit, demonstrate business value, and then actively expand in the enterprise – activating more of our capabilities and rolling out to multiple business units. Further, we see the opportunity to increase stickiness by integrating via our enhanced APIs with enterprise assets like enterprise collaboration platforms, CRM systems, transaction and billing, and content sources.

Develop new partner relationships

As a business today, we have an abundance of product solutions but limited distribution. We are well positioned to enable existing technology platforms with a strong installed customer base to enhance their proposition with AI-powered customer engagement solutions. We intend to continue to develop partnerships to grow our market share.

Enter the mid-market

We ran a successful experiment in the US market in fiscal 2018 where we acquired new customers and followed up with rapid customer success that yielded add-on sales opportunities. Based on this success, we plan to increase our investment in the mid-market (sub 100 contact center seats) in the US in the 2019 fiscal year.

Maintain platform innovation leadership

Innovation is in our DNA and we plan to continue to build on our strength. We plan to invest in easy-to-consume innovation with more compelling user experiences and more extensive platform APIs, so that in working with partners we can deliver differentiated and sustained value to clients.

Selectively pursue acquisitions

Historically, we have from time to time pursued inorganic strategies to strengthen our product portfolio. Our most recent was in 2014 when we acquired Exony Limited, a provider of advanced contact analytics software. Moving forward, we will continue to look for possible combinations that we believe will deliver compelling value to our clients.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly B2C enterprises, through a combination of our direct sales force and partners. We target our sales efforts at enterprise companies. These enterprises have thousands of customer service agents in their contact centers and, in the aggregate, communicate with billions of customers each year. We attempt to utilize thought leadership and other marketing events to demonstrate our leadership position in the cloud-based customer engagement software market and highlight our successes with existing customers. Our North American direct sales organization is based at our corporate headquarters in Sunnyvale, California, with field sales presences throughout the United States. Internationally, we have offices in India and the United Kingdom.

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

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers, and scaling our business. Our partner portal, EcoNet™, enables us to provide comprehensive sales, support and services information for channel partners, while enabling them to collaborate with one another through an online forum. Partner enablement is also a key focus area for our consulting and training teams.

As of June 30, 2018, we had 69 employees engaged in worldwide sales and marketing activities.

Subscription Services

Our subscription services provide customers with access to our software within a cloud-based information technology (IT)

environment that we manage and offer on a subscription basis. These subscription services allow our customers to benefit from our latest cloud innovations and to reduce infrastructure, installation and ongoing administration requirements. We also offer cloud-based services to existing customers who previously purchased licenses to our software to access that software within a cloud-based IT environment that we manage. This reduces infrastructure and ongoing administration requirements as an alternative to their on- premises deployment of our software. We generally offer these services via 36 month contracts with pricing based on the number of agents and/or customer service sessions.

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

As of June 30, 2018, we had 96 professionals providing worldwide services for systems installation, solutions development, application management, and education.

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

As of June 30, 2018, there were 64 employees engaged in worldwide customer support services and 41 employees engaged in worldwide cloud services and maintenance support.

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

As of June 30, 2018, we had 136 employees engaged in worldwide product development activities. We spent approximately $14.7 million, $13.8 million and $16.1 million on research and development in fiscal years 2018, 2017 and 2016, respectively.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2018, we had 11 issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non‑provisional filings. Our issued U.S. patents expire at various times between 2029 and 2035.

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

Employees

As of June 30, 2018, we had 464 full-time employees, of which 136 were in product development, 201 in services and support, 69 in sales and marketing, and 58 in finance and administration.

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

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. It is difficult to forecast the expediency of the transition of our license customers to our cloud delivery model. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

•	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with our solutions;
•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;
•	operating expenses associated with expansion of our sales force or business, and our product development efforts;
•	cost, timing and management efforts related to the introduction of new features to our solutions;
•	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported to our solutions or otherwise provided to us by our customers; and
•	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

Factors that could harm our ability to improve our gross margins, which may affect our operating profitability, include:

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
•

significant attrition as customers decide for their own economic or other reasons to not renew their subscription  contracts when they are up for renewal negatively impacting the efficiency of our data centers and leading to the costs being spread over fewer customers negatively impacting gross margin; and

•	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs.

We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

Even though our subscription contracts are typically structured for auto-renewals, we do allow our customers to elect not to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and some customers have elected not to renew. In addition, our customers may choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing changes and general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

In November 2014, we entered into a credit agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), under which Wells Fargo agreed to provide a term loan in the amount of $10.0 million and revolving loans to us in an amount not to exceed $10.0 million (Revolving Loans). In September 2015, we increased the maximum borrowing amount of the Revolving Loans to $15.0 million. The Credit Agreement contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

The long sales cycle for our products may cause license and subscription revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Because our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with a potential customer.

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

Our ability to raise additional capital on acceptable terms in the future may limit our ability to grow our business and expand our operations.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors. We may seek additional funding to finance our operations or should we make acquisitions. We may also need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we raise additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

If we acquire companies or technologies, we may not realize the expected business benefits, the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operations.

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

We believe competition will continue to be fierce as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services. If we are unable to compete successfully, our business will be adversely affected.

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

Due to the complexity of our customer engagement hub platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. If we have turnover in our sales and marketing teams, we may not be able to successfully compete with our competitors, and our results of operations and financial condition may be harmed.

Our failure to develop and expand strategic and third party distribution channels would impede our revenue growth.

Our success and future growth depends in part upon the skills, experience, performance and continued service of our distribution partners, including software and hardware vendors and resellers. Our distribution partners engage with us in a number of ways, including assisting us to identify prospective customers, distributing our products in geographies where we do not have a physical presence and distributing our products where they are considered complementary to other third party products distributed by the partner. We believe that our future success depends in part upon our ability to develop and expand strategic, long-term and profitable partnerships and reseller relationships. If we are unable to do so, or if any existing or future distribution partners fail to successfully market, resell, implement or support our products for their customers, or if distribution partners represent multiple providers and devote greater resources to market, resell, implement and support competing products and services, our future revenue growth could be impeded. Our failure to develop and expand relationships with systems integrators could harm our business.

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

We derived 48% of our revenue from international sales for the fiscal year 2018 compared to 51% for the fiscal year 2017 and 50% for fiscal year 2016. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2018, approximately 49% of our workforce was employed in India. Of our employees in India, 36% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

We may be subject to legal liability and/or negative publicity for the services provided to consumers through our technology platforms.

Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content through our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

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

The growth in the use of the Internet has caused interruptions and delays in accessing the Internet and transmitting data over the Internet. Interruptions also occur due to systems burdens brought on by unsolicited bulk email or “Spam,” malicious service attacks, denial of service attacks and hacking into operating systems, viruses, worms and a “Trojan” horse, the proliferation of which is beyond our control and may seriously impact our and our customers’ businesses.

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

We maintain a business continuity plan for our customers in the event of an outage. We maintain other co-locations for the purposes of disaster recovery as well as maintaining backups of our customer’s information. We provide premium disaster recovery and standard disaster recovery to our customers.  If a customer opts not to pay for premium disaster recovery, we will only assure that their data is available within 72 hours. This delay could cause severe disruptions to our customers’ customers and may result in customer termination of our solutions.  Our premium disaster recovery service provides for an alternative data center and a return to operations within one business day.

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

If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, loss of access, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future.  These cybersecurity attacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated.

In addition, our customers may authorize third party access to their customer data located in our cloud environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing.

Cybersecurity attacks could require significant expenditures of our capital and diversion of our resources. If these attacks are successful, they could result in the theft of proprietary, personally identifiable, confidential and sensitive information of ours, our employees, our customers and our business partners, and could materially disrupt business for us, our customers and our business partners. A successful cybersecurity attack involving our data center, network or software products could also negatively impact the market perception of the effectiveness of our products or lead to contractual disputes, litigation or government regulatory action against us, any of which could materially adversely affect our business, reputation and resulting operations.

The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.

Our Service Level Agreements provide for service credits for system unavailability, and in some cases, indemnities for loss, damage or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received and may receive in the future communications from third parties claiming that we or our customers have infringed the intellectual property rights of others. In addition we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies and those of our customers may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to customers, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operation or cash flows or both.

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

Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

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

Our solutions are based on complex software that may contain errors, or “bugs,” that could be costly to correct, harm our reputation and impair our ability to sell our solutions to new customers. Moreover, customers relying on our solutions may be more sensitive to such errors, and potential security vulnerabilities and business interruptions for these applications. If we incur substantial costs to correct any errors of this nature, our operating margins could be adversely affected. Because our customers depend on our solutions for critical business functions, any service interruptions could result in lost or delayed market acceptance and lost sales, higher service-level credits and warranty costs, diversion of development resources and product liability suits.

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

Furthermore, the stock market has experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to decline.

Our insiders who are significant stockholders may control the election of our board of directors and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 35% of our outstanding capital stock as of August 31, 2018, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 30% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

Our success will depend in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. Additionally, attrition in the Indian workforce on which we rely for research and development could have significant negative effects on us and our results of operations. If we cannot hire and retain qualified personnel, our ability to expand our business would be impaired and our results of operations would suffer.

Changes in the European regulatory environment regarding privacy and data protection regulations, such as the  European Union’s General Data Protection Regulation (GDPR), could expose us to risks of noncompliance and costs associated with compliance.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-European Union (EU) and U.S. - Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) to the U.S. As a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA requiring us to rely on alternative mechanisms permitted under European law, such as consent and EU-specified standard contractual clauses.  The U.S. - EU Safe Harbor was replaced with the EU - U.S. Privacy Shield (Privacy Shield) in July 2016 and, starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification. We have self-certified with the Privacy Shield. Nevertheless, some of the mechanisms permitting transfer of data from the EU to the U.S. have been subject to challenges, whose outcomes remain uncertain.

Furthermore, on May 25, 2018, the EU’s GDPR became enforceable, imposing new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. It is possible that these new laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability (including potential liability exposure through higher potential penalties for non-compliance),  require us to make changes to our services to enable us and/or our customers to meet the new legal requirements, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries.

We may be unsuccessful in establishing legitimate means of transferring data from the EEA, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling or the implementation of GDPR, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the EEA are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the EEA, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential governmental action if they are found to be deceptive or misrepresentative of our practices. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive (which is set to be replaced in the coming months by a new EU e-Privacy Regulation which will have a “direct effect” in each EU Member State), and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

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

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business.

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

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that both customers and companies will increasingly elect to communicate through multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. If any of these assumptions is incorrect or if customers and companies do not adopt digital technology in a timely manner, our business will be seriously harmed and our stock price will decline.

We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices such as but not limited to security standards could render our services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

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

We may review acquisition or investment prospects that we believe may complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses or their technologies or products may be expensive and time-consuming, and may not result in benefits to our business. To finance any acquisitions, we may raise funds through public or private financings. Additional funds may not be available on terms that are favorable to us, if at all, and, in the case of equity financings, may result in dilution to our existing stockholders. We may not be able to operate acquired businesses profitably. If we are unable to integrate newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangible assets, any of which could harm our operating results.

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

On June 23, 2016, voters in the United Kingdom (UK) approved an advisory referendum to withdraw membership from the EU, which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The formal process for UK leaving the EU began in March 2017, when the UK served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease all facilities used in our business as of June 30, 2018. The following table summarizes our principal properties:

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant.

The following table sets forth information regarding eGain’s executive officers as of September 13, 2018:

Name	Age	Position
Ashutosh Roy	52	Chief Executive Officer and Chairman
Eric Smit	56	Chief Financial Officer
Promod Narang	60	Senior Vice President of Products and Engineering
Todd Woodstra	56	Senior Vice President of Global Sales

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

Eric Smit has served as Chief Financial Officer since August 2002. Prior to that, Mr. Smit served in a variety of roles at eGain, including Vice President, Operations from April 2001 to July 2002, Vice President, Finance and Administration

from June 1999 to April 2001, and Director of Finance from June 1998 to June 1999. From December 1996 to May 1998, Mr. Smit served as Director of Finance for WhoWhere? Inc., an Internet services company. From April 1993 to November 1996, Mr. Smit served as Vice President of Operations and Chief Financial Officer of Velocity Incorporated, a software game developer and publishing company. Mr. Smit holds a Bachelor of Commerce in Accounting from Rhodes University, South Africa.

Promod Narang has served as Senior Vice President of Engineering since March 2000. Mr. Narang joined eGain in October 1998, and served as Director of Engineering prior to assuming his current position. Prior to joining eGain, Mr. Narang served as President of VMpro, a system software consulting company, from September 1987 to October 1998. Mr. Narang holds a Bachelor of Science in Computer Science from Wayne State University.

Todd Woodstra has served as Senior Vice President of Global Sales since August 2017. Prior to joining eGain, Mr. Woodstra was the Senior Vice President of Enterprise/Channels at Sparks Compass and the Senior Vice President of Enterprise Sales for Interactions LLC from January 2015 to February 2017 where he led enterprise customer sales focused on virtual assistant solutions. From November 2009 to July 2014, Mr. Woodstra was Vice President of Global Channel and Partner Alliances for Nuance Communications, where he managed and executed business in channels and commercial enterprise, self-service, mobile, collaboration, unified communications, natural language speech recognition, voice biometrics, gesture technologies, inbound/outbound notification and voice-to-text transcription. Mr. Woodstra holds a Bachelor of Arts in Business Administration, Management Information Systems from California State University, San Bernardino.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, high and low bid prices for eGain’s common stock as reported by the Nasdaq Stock Market LLC.

Year Ended June 30, 2018	High	Low
First Quarter	$2.90	$1.55
Second Quarter	$5.45	$2.55
Third Quarter	$8.50	$4.60
Fourth Quarter	$15.50	$7.35
Year Ended June 30, 2017
First Quarter	$3.51	$2.12
Second Quarter	$3.40	$1.93
Third Quarter	$2.40	$1.35
Fourth Quarter	$1.90	$1.30

Holders

As of August 31, 2018, there were approximately 176 stockholders of record. As of August 31, 2018, we estimate that there were approximately 11,320 beneficial stockholders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Agreement restrict the payment of dividends.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2018, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	06-30-13	06-30-14	06-30-15	06-30-16	06-30-17	06-30-18
eGain Corporation	$ 100.00	$ 70.37	$ 52.08	$ 29.31	$ 17.15	$ 156.96
Nasdaq Composite	$ 100.00	$ 131.17	$ 150.10	$ 147.58	$ 189.34	$ 234.02
S&P Software & Services Select Industry Index	$ 100.00	$ 124.67	$ 144.92	$ 144.55	$ 180.53	$ 235.13

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2018:

Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Plan	—	$—	—
2005 Stock Incentive Plan	1,680,734	$2.90	588,654
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	—	$—	—
2005 Management Stock Option Plan	1,492,125	$3.51	68,649
Total	3,172,859	$3.19	657,303

Equity Compensation Plans Not Approved By Security Holders

2000 Non-Management Stock Option Plan

In July 2000, our board of directors adopted the 2000 Non-Management Stock Option Plan, which provides for the grant of non-statutory stock options and stock purchase rights to employees of eGain. A total of 200,000 shares of common stock were reserved for issuance under the 2000 Non-Management Stock Option Plan. This plan expired in July 2010, and there are no further options available to grant under the 2000 Non-Management Stock Option Plan.

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan (2005 Management Plan), pursuant to which the Compensation Committee may grant non-qualified stock options to purchase up to 962,400 shares of eGain common stock, at an exercise price of not less than 100% of the fair market value of such common stock, to directors, officers and key employees of the Company and its subsidiaries. Options granted under the 2005 Management Plan are subject to vesting as determined by the Compensation Committee. The options are exercisable for up to ten years from the date of grant.

Our board of directors approved an increase of 500,000 shares of common stock authorized for issuance under the 2005 Management Plan in November 2007 and another increase of 500,000 shares of common stock authorized for issuance under the 2005 Management Plan in September 2011.

In September 2014, our board of directors approved an amendment to the 2005 Management Plan that increased the number of shares of common stock reserved for issuance by 1,000,000 shares from 1,962,400 shares to 2,962,400 shares and extended the expiration date of the of the 2005 Management Plan to September 30, 2024.

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share information)
Revenue
Recurring	$50,767	$43,585	$42,783	$42,311	$40,477
Legacy license	585	4,557	14,466	18,325	14,800
Professional services	9,955	10,073	12,126	15,277	14,985
Total revenue	61,307	58,215	69,375	75,913	70,262
Cost of revenue:
Cost of recurring	13,075	11,956	12,401	12,082	8,518
Cost of legacy license	77	50	29	61	104
Cost of professional services	9,184	9,193	11,259	16,998	14,840
Total cost of revenue	22,336	21,199	23,689	29,141	23,462
Gross profit	38,971	37,016	45,686	46,772	46,800
Operating expenses
Research and development	14,711	13,753	16,063	16,042	9,963
Sales and marketing	17,681	20,436	27,722	32,703	33,367
General and administrative	7,567	6,552	7,774	9,313	7,529
Total operating expenses	39,959	40,741	51,559	58,058	50,859
Loss from operations	(988)	(3,725)	(5,873)	(11,286)	(4,059)
Interest expense, net	(983)	(1,730)	(1,958)	(834)	(181)
Other income (expense), net	(206)	(32)	728	11	(415)
Loss before income tax benefit (provision)	(2,177)	(5,487)	(7,103)	(12,109)	(4,655)
Income tax benefit (provision)	186	(533)	863	(320)	(591)
Net loss	$(1,991)	$(6,020)	$(6,240)	$(12,429)	$(5,246)
Per share information
Basic and diluted net loss per common share	$(0.07)	$(0.22)	$(0.23)	$(0.47)	$(0.21)
Weighted average shares used to compute basic and diluted net loss per common share	27,333	27,108	27,056	26,609	25,353
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$323	$131	$249	$476	$280
Research and development	$493	$281	$472	$736	$386
Sales and marketing	$341	$80	$169	$574	$464
General and administrative	$538	$175	$298	$531	$397

	June 30,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$11,504	$10,633	$11,785	$9,309	$8,815
Working capital	$(8,023)	$(7,680)	$(886)	$(2,039)	$(1,885)
Total assets	$39,622	$39,751	$48,063	$49,731	$32,647
Deferred revenue	$26,197	$23,219	$15,717	$15,812	$13,713
Long-term debt (bank borrowings and capital lease obligations)	$8,941	$14,844	$20,376	$18,554	$4,208

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

Overview

eGain Corporation is a leading provider of cloud-based customer engagement software. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. We believe the benefits of our products include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

In fiscal year 2018, we recorded annual revenue of $61.3 million and loss from operations of $988,000, compared to annual revenue of $58.2 million and loss from operations of $3.7 million in fiscal year 2017. The year-over-year increase in total revenue was primarily driven by a 16% increase in recurring revenue, partially offset by a 87% decrease in legacy license revenue and a 1% decrease in professional services revenue. Recurring revenue was $50.8 million in fiscal year 2018, compared to $43.6 million in fiscal year 2017. Legacy license revenue was $585,000 in fiscal year 2018, compared to $4.6 million in fiscal year 2017. Professional services revenue was $10.0 million in fiscal year 2018, compared to $10.1 million in fiscal year 2017. Cash provided by operations was $6.6 million for fiscal year 2018, compared to cash provided by operations of $5.4 million for fiscal year 2017.

Unbilled Deferred Revenue

Unbilled deferred revenue represents business that is contracted but not yet invoiced or collected and off–balance-sheet and, accordingly, is not recorded in deferred revenue. As such, the deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. As of June 30, 2018, unbilled deferred revenue increased to $51.4 million, up from $37.0 million as of June 30, 2017.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including non-GAAP operating income (loss) as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles (GAAP).

Non-GAAP operating income (loss) is defined as operating loss, adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisitions.

The following table presents our key financial measures, including a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations for each of the following periods:

	Fiscal Year Ended June 30
	2018	2017	2016
Loss from operations	$(988)	$(3,725)	$(5,873)
Add:
Stock-based compensation	1,695	667	1,188
Amortization of intangible assets	2,015	2,091	2,781
Non-GAAP income (loss) from operations	$2,722	$(967)	$(1,904)

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, goodwill, intangible assets, deferred tax valuation allowance, accrued liabilities, long-lived assets and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ii.	Legacy license fees primarily consist of revenue from perpetual software licenses which we no longer sell to new customers;
iii.	Professional services primarily consist of consulting, implementation services and training.

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

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

During fiscal year 2018, we continued our transition from a perpetual license to a cloud delivery model. As a result, we did not maintain VSOE related to maintenance and support revenue for which maintenance and support had been sold in connection with legacy perpetual licenses. Additionally, we did not maintain VSOE related to professional services revenue due to variable pricing in our services provided and other factors. Accordingly, we have used BESP to determine the relative selling price.

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

We consider the applicability of ASC 985-605, Software Revenue Recognition, on a contract-by-contract basis. In cloud-based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a ratable basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we had previously established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under Professional Services Revenue. If VSOE of fair value cannot be established for the undelivered elements of an arrangement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

    Term and Ratable License Revenue

Term and ratable license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract or where we have not established VSOE for the bundled multi-year maintenance and support services. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity. Certain terms of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract, and ratable license revenue is recognized over the term of the associated bundled maintenance and support contract.

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use BESP to determine the relative selling price. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

We have standalone value for consulting and implementation services. For those contracts that have standalone value, we recognize the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term and ratable licenses, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. As of June 30, 2018, deferred revenue increased to $26.2 million compared to $23.2 million as of June 30, 2017.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with cloud and term license contracts with customers and consist of sales commissions to our direct sales force.

The commissions are deferred and amortized over the terms of the related customer contracts which are typically 12 to 36 months. The commission payments are paid based on contract terms in the month following the quarter in which the commissions are earned. The deferred commission amounts are recognized as sales and marketing expense in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our common stock has been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 12.45% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture rate is higher than what we estimated.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment due to a negative carrying amount of our reporting unit. We performed an annual impairment review and found no impairment for fiscal years ended June 30, 2018 and 2017.

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

Recent Tax Legislation

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations which significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense and made taxation changes on U.S. multinational corporation’s foreign operations. The provisions of the Tax Act are complex and likely will be subject to regulatory and administrative guidance. As we have a fiscal year end of June 30, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year 2018 and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on the mandatory deemed repatriation of cumulative earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities as well as our offsetting valuation allowance in the current period.  There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to U.S. deferred tax assets and the offsetting valuation allowance was $26.6 million. We did not incur a tax liability from the deemed repatriation of accumulated foreign earnings due to a net overall accumulated deficit in foreign earnings and profits. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Act will be effective for us as of July 1, 2018 (our fiscal year 2019).

Fiscal Year 2018 Compared with Fiscal Year 2017

Our effective tax rate for fiscal years 2018 and 2017 was a tax benefit rate of 8.6% and a tax provision rate of 9.7%, respectively. The change in our effective tax rate for fiscal year 2018 as compared to fiscal year 2017 was primarily due to the rate change related to the enactment of the Tax Act in fiscal year 2018, change in valuation allowance, foreign rate differential, stock based compensation and the research and development tax credit.

The loss before income tax benefit (provision) between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2018, our U.S. loss and foreign loss before our net income tax benefit was $587,000 and $1.6 million, respectively.  In fiscal year 2017, our U.S. loss and foreign loss before our net income tax provision was $5.1 million and $339,000, respectively.

Fiscal Year 2017 Compared with Fiscal Year 2016

Our effective tax rate for fiscal years 2017 and 2016 was a tax provision rate of 9.7% and a tax benefit rate of 12.1%, respectively. The change in our effective tax rate for fiscal year 2017 as compared to fiscal year 2016 was primarily due to a foreign rate differential, stock based compensation and change in valuation allowance.

The loss before income tax benefit (provision) between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2017, our U.S. loss and foreign loss before our net income tax provision was $5.1 million and $339,000, respectively. In fiscal year 2016, our U.S. loss and foreign income before our net income tax benefit was $11.8 million and $4.7 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2018, we had a valuation allowance of approximately $57.1 million of which approximately $54.2 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

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

	2018	2017	2016
Revenue:
Recurring	83%	75%	62%
Legacy license	1%	8%	21%
Professional services	16%	17%	17%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of recurring	21%	20%	18%
Cost of legacy license	0%	0%	0%
Cost of professional services	15%	16%	16%
Total cost of revenue	36%	36%	34%
Gross profit	64%	64%	66%
Operating Expenses:
Research and development	24%	24%	23%
Sales and marketing	29%	35%	40%
General and administrative	13%	11%	11%
Total operating expenses	66%	70%	74%
Loss from operations	(2)%	(6)%	(8)%

Revenue

Total revenue, which consists of recurring, legacy license and professional services revenue, was $61.3 million, $58.2 million, and $69.4 million, in fiscal years 2018, 2017, and 2016, respectively.

In fiscal year 2018, total revenue increased 5% or $3.1 million from the prior year. The increase in recurring revenue in fiscal year 2018 was primarily attributable to the transition from a perpetual license business toward a cloud delivery model. Our international sales accounted for approximately 48% of total revenue in fiscal year 2018, a decrease from 51% of total revenue in fiscal year 2017.

The increase in total revenue in fiscal year 2018 compared to fiscal year 2017 included an increase of $1.7 million related to foreign exchange fluctuation between the U.S. dollar, the Euro and the British pound. The decrease in total revenue in fiscal year 2017 compared to fiscal year 2016 included a decrease of $4.8 million related to foreign exchange fluctuation between the U.S. dollar, the Euro and the British pound.

One customer accounted for 16% of total revenue in fiscal year 2018. One customer accounted for 13% of total revenue in fiscal year 2017. Two customers accounted for 14% and 10% of total revenue in fiscal year 2016.

Recurring Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Revenue
Recurring	$50,767	$43,585	$42,783	$7,182	16%	$802	2%
Percentage of total revenue	83%	75%	62%

Recurring revenue includes cloud, term and ratable licenses, software maintenance and support revenue. Recurring revenue was $50.8 million, $43.6 million, and $42.8 million in fiscal years 2018, 2017, and 2016, respectively. This represented an increase of 16% or $7.2 million in fiscal year 2018 compared to fiscal year 2017 and an increase of 2% or $802,000 in fiscal year 2017 compared to fiscal year 2016. Recurring revenue represented 83%, 75% and 62% of total revenue for the fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $1.4 million related to foreign exchange fluctuation, the increase in recurring revenue in fiscal year 2018 was primarily due to our continued progression toward a cloud delivery model from the hybrid model that included legacy perpetual licenses.

Excluding a decrease of $3.4 million related to foreign exchange fluctuation, the increase in recurring revenue in fiscal year 2017 was primarily due to the strategic decision to move to a cloud delivery model from the hybrid model that included legacy perpetual licenses.

Excluding the impact from any future foreign currency fluctuation, we expect recurring revenue to increase in fiscal year 2019 due to the shift from a legacy perpetual license business toward a cloud delivery model.

Legacy license Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Revenue
Legacy license	$585	$4,557	$14,466	$(3,972)	(87)%	$(9,909)	(68)%
Percentage of total revenue	1%	8%	21%

Legacy license revenue was $585,000, $4.6 million and $14.5 million in fiscal years 2018, 2017 and 2016, respectively. This represented a decrease of 87% or $4.0 million in fiscal year 2018 from fiscal year 2017, compared to a decrease of 68% or $9.9 million in fiscal year 2017 from fiscal year 2016. Legacy license revenue represented 1%, 8%, and 21% of total revenue for the fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $59,000 related to foreign exchange fluctuation, the decrease in legacy license revenue in fiscal year 2018 was primarily attributable to the transition from a perpetual license business toward a cloud delivery model.

Excluding a decrease of $418,000 related to foreign exchange fluctuation, the decrease in legacy license revenue in fiscal year 2017 was primarily attributable to the transition from a perpetual license business toward a cloud delivery model.

We no longer sell legacy licenses to new customers and continue to migrate existing legacy license customers to our cloud delivery model. We anticipate legacy license revenue to decrease in fiscal year 2019.

Professional Services Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Revenue
Professional services	$9,955	$10,073	$12,126	$(118)	(1)%	$(2,053)	(17)%
Percentage of total revenue	16%	17%	17%

Professional services revenue was $10.0 million, $10.1 million, and $12.1 million in fiscal years 2018, 2017 and 2016, respectively. This represented a decrease of 1% or $118,000 in fiscal year 2018 compared to fiscal year 2017 and a decrease of 17% or $2.1 million in fiscal year 2017 compared to fiscal year 2016.

Excluding an increase of $259,000 related to foreign exchange fluctuation, the decrease in professional services revenue in fiscal year 2018 was primarily attributable to a continued reduction in time required for an average implementation project as a result of the improvements to our product deployment process. In addition, our cloud deployment requires less professional services as compared to our on-premise deployment.

Excluding a decrease of $987,000 related to foreign exchange fluctuation, the decrease in professional services revenue in fiscal year 2017 was primarily attributable to a continued reduction in time required for an average implementation project as a result of the improvements to our product deployment process. In addition, our cloud deployment requires less professional services as compared to our on-premise deployment.

Excluding the impact from any future foreign currency fluctuation, we expect professional services revenue to decrease in fiscal year 2019.

Cost of Revenue

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Cost of revenue	$22,336	$21,199	$23,689	$1,137	5%	$(2,490)	(11)%
Percentage of total revenue	36%	36%	34%
Gross margin	64%	64%	66%

Total cost of revenue was $22.3 million, $21.2 million, and $23.7 million in fiscal years 2018, 2017 and 2016, respectively. This represented an increase of 5% or $1.1 million in fiscal year 2018 compared to fiscal year 2017 and a decrease of 11% or $2.5 million in fiscal year 2017 compared to fiscal year 2016.

Total cost of revenue as a percentage of total revenue was 36%, 36% and 34% for fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $395,000 related to foreign exchange fluctuation of the U.S. dollar against the Euro, British pound and Indian rupee, the increase in cost of revenue in fiscal year 2018 was primarily due to increases of (i) $822,000 in cloud related expenses due to incremental costs incurred while migrating from the use of traditional data centers to web-based services; (ii) $61,000 in outside consulting services; and (iii) $27,000 in license related expenses; partially offset by a decrease of $168,000 in personnel and personnel-related expenses primarily in professional services related to the improved efficiency in customer system implementations.

Excluding a decrease of $1.4 million related to foreign exchange fluctuation of the U.S. dollar against the Euro, British pound and Indian rupee, the decrease in fiscal year 2017 was primarily due to decreases of (i) $1.4 million in personnel and personnel-related expenses primarily in professional services related to the improved efficiency in customer system implementations; and (ii) $438,000 in outside consulting services; partially offset by increases of (a) $676,000 in cloud related expenses due to increased costs incurred to migrate from the use of traditional data centers to web-based services; and (b) $22,000 in license related expenses.

Gross margin was 64%, 64% and 66% for fiscal years 2018, 2017 and 2016, respectively.

In order to better understand the changes within our cost of revenue and resulting gross margins, we have provided the following discussion of the individual components of our cost of revenue.

Cost of Recurring

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Cost of recurring	$13,075	$11,956	$12,401	$1,119	9%	$(445)	(4)%
Percentage of recurring revenue	26%	27%	29%
Gross margin	74%	73%	71%

Cost of recurring revenue includes personnel costs for our cloud services and maintenance and support, and to a lesser extent occupancy costs and related overhead. Cost of recurring revenue also includes depreciation of capital equipment used in our hosted network, cost of support for third-party software, and lease costs for remote co-location centers.

Total cost of recurring revenue was $13.1 million, $12.0 million, and $12.4 million in fiscal years 2018, 2017 and 2016, respectively. This represented an increase of 9% or $1.1 million in fiscal year 2018 compared to fiscal year 2017 and a decrease of 4%, or $445,000 in fiscal year 2017 compared to fiscal year 2016. Total cost of recurring revenue as a percentage of total recurring revenue was 26%, 27% and 29% in fiscal years 2018, 2017 and 2016, respectively. Gross margin was 74%, 73% and 71% in fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $199,000 related to foreign exchange fluctuation, the increase in cost of recurring revenue in fiscal year 2018 was primarily due to increases of (i) $822,000 in cloud related expenses due to increased costs incurred to migrate from the use of traditional data centers to web-based services; and (ii) $164,000 in personnel and personnel-related expenses; partially offset by a decrease of $65,000 in outside consulting services.

Excluding a decrease of $689,000 related to foreign exchange fluctuation, the decrease in cost of recurring revenue in fiscal year 2017 was primarily due to decreases of (i) $252,000 in personnel and personnel-related expenses; and (ii) $180,000 in outside consulting services; partially offset by an increase of $676,000 in cloud related expenses due to increased costs incurred to migrate from the use of traditional data centers to web-based services.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of recurring revenue to increase in fiscal year 2019.

Cost of Legacy License

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Cost of legacy license	$77	$50	$29	$27	54%	$21	72%
Percentage of legacy license revenue	13%	1%	0%
Gross margin	87%	99%	100%

Cost of legacy license primarily includes third-party software royalties and delivery costs for shipments to customers. Total cost of legacy license was $77,000, $50,000 and $29,000 in fiscal years 2018, 2017 and 2016, respectively. This represented an increase of 54% or $27,000 in fiscal year 2018 compared to 2017 and an increase of 72% or $21,000 in fiscal year 2017 compared to 2016. Total cost of legacy license as a percentage of total legacy license revenue was 13%, 1% and 0% in fiscal years 2018, 2017 and 2016, respectively. Gross margin was 87%, 99% and 100% in fiscal years 2018, 2017 and 2016, respectively.

We anticipate cost of legacy license to remain relatively constant in future periods but to increase as a percentage of legacy license revenue as we expect legacy license revenue to decline.

Cost of Professional Services

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Cost of professional services	$9,184	$9,193	$11,259	$(9)	(0)%	$(2,066)	(18)%
Percentage of professional services	92%	91%	93%
Gross margin	8%	9%	7%

Cost of professional services includes personnel costs for consulting services, and to a lesser extent occupancy costs and related overhead. Total cost of professional services was $9.2 million, $9.2 million and $11.3 million in fiscal years 2018, 2017 and 2016, respectively. This represented a decrease of $9,000 in fiscal year 2018 compared to fiscal year 2017 and a decrease of 18% or $2.1 million in fiscal year 2017 compared to fiscal year 2016. Total cost of professional services as a percentage of total professional services revenue was 92%, 91% and 93% in fiscal years 2018, 2017 and 2016, respectively. Gross margin was 8%, 9% and 7% in fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $195,000 related to foreign exchange fluctuation, the decrease in cost of professional services in fiscal year 2018 was primarily due to a decrease of $332,000 in personnel and personnel-related expense from the decreased headcount partially offset by an increase of $126,000 in outside consulting expenses.

Excluding an insignificant impact of foreign exchange fluctuation, the decrease in cost of professional services in fiscal year 2017 was primarily due to decreases of (i) $1.8 million in personnel and personnel-related expense from the decreased headcount; and (ii) $258,000 in outside consulting expenses. The improved gross margin was due to a decrease in personnel costs and the reduction in time required for an average implementation project as a result of improvements to our product development process.

Excluding the impact from any future foreign currency fluctuations, we anticipate cost of professional services to decrease in fiscal year 2019.

Research and Development

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Research and development	$14,711	$13,753	$16,063	$958	7%	$(2,310)	(14)%
Percentage of total revenue	24%	24%	23%

Research and development expenses primarily consist of compensation and benefits for our engineering, product management and quality assurance personnel, and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $14.7 million, $13.8 million and $16.1 million in fiscal years 2018, 2017 and 2016, respectively. This represented an increase of 7% or $958,000 in fiscal year 2018 compared to fiscal year 2017 and a decrease of 14% or $2.3 million in fiscal year 2017 compared to fiscal year 2016. Total research and development expenses as a percentage of total revenue was 24%, 24% and 23% for fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $276,000 related to foreign exchange fluctuation, the increase in research and development expense in fiscal year 2018 was primarily due to an increase of $962,000 in personnel and personnel-related expenses partially offset by a decrease of $281,000 in outside consulting services.

Excluding a decrease of $653,000 related to foreign exchange fluctuation, the decrease in research and development expense in fiscal year 2017 was primarily due to decreases of (i) $1.5 million in personnel and personnel-related expenses consisting of $925,000 in personnel expenses and a reduction of $544,000 in overhead expenses; and (ii) $148,000 in outside consulting services.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate research and development expense to remain relatively constant as a percentage of total revenue in fiscal year 2019 based upon our current product development plans.

Sales and Marketing

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Sales	$14,351	$17,141	$24,628	$(2,790)	(16)%	$(7,487)	(30)%
Marketing	$3,330	$3,295	$3,094	$35	1%	$201	6%
Total sales and marketing	$17,681	$20,436	$27,722	$(2,755)	(13)%	$(7,286)	(26)%
Percentage of total revenue	29%	35%	40%

Sales and marketing expenses primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $17.7 million, $20.4 million and $27.7 million in fiscal years 2018, 2017 and 2016 respectively. This represented a decrease of 13% or $2.8 million in fiscal year 2018 compared to fiscal year 2017 and a decrease of 26% or $7.3 million in fiscal year 2017 compared to fiscal year 2016. Total sales and marketing expenses as a percentage of total revenue was 29%, 35% and 40% in fiscal years 2018, 2017 and 2016, respectively.

Total sales expense was $14.4 million and $17.1 million in fiscal years 2018 and 2017, respectively. This represented a decrease of 16% or $2.8 million in fiscal year 2018 compared to fiscal year 2017. Excluding an increase of $484,000 related to foreign exchange fluctuation, the decrease in sales expense in fiscal year 2018 was primarily due to decreases of (i) $3.1 million in personnel and personnel-related expense related to the decreased headcount; (ii) $75,000 in outside consulting; and (iii) $67,000 in intangible amortization of customer relationships related to acquired software contracts.

Total marketing expense was $3.3 million in each of fiscal years 2018 and 2017. This represented an increase of 1% or $35,000 in fiscal year 2018 compared to fiscal year 2017. Excluding an increase of $87,000 related to foreign exchange fluctuation, the increase in marketing expense in fiscal year 2018 was primarily due to increases of (i) $100,000 in marketing program expenses; and (ii) $19,000 in outside consulting; partially offset by a decrease of $171,000 in personnel and personnel-related expense.

Total sales expense was $17.1 million and $24.6 million in fiscal years 2017 and 2016, respectively. This represented a decrease of 30% or $7.5 million in fiscal year 2017 compared to fiscal year 2016. Excluding a decrease of $1.1 million related to foreign exchange fluctuation, the decrease in sales expense in fiscal year 2017 was primarily due to decreases of (i) $5.9 million in personnel and personnel-related expense related to the decreased headcount; and (ii) $623,000 in intangible amortization of customer relationships related to acquired software contracts; partially offset by an increase of $125,000 in outside consulting.

Total marketing expense was $3.3 million and $3.1 million in fiscal years 2017 and 2016, respectively. This represented an increase of 6% or $201,000 in fiscal year 2017 compared to fiscal year 2016. Excluding a decrease of $174,000 related to foreign exchange fluctuation, the increase in marketing expense in fiscal year 2017 was primarily due to increases of (i) $169,000 in outside consulting; (ii) $168,000 in marketing program expenses; and (iii) $38,000 in personnel and personnel-related expense.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate sales and marketing expense to increase or remain relatively constant as a percentage of total revenue in fiscal year 2019.

General and Administrative

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
General and administrative	$7,567	$6,552	$7,774	$1,015	15%	$(1,222)	(16)%
Percentage of total revenue	13%	11%	11%

General and administrative expenses primarily consist of compensation and benefits for our finance, human resources, administrative and legal services personnel, fees for outside professional services, provision for doubtful accounts, occupancy costs and related overhead. General and administrative expense was $7.6 million, $6.6 million and $7.8 million in the fiscal years 2018, 2017 and 2016, respectively. This represented an increase of 15% or $1.0 million in fiscal year 2018 compared to fiscal 2017 and a decrease of 16% or $1.2 million in fiscal year 2017 compared to fiscal year 2016. Total general and administrative expenses as a percentage of total revenue was 13%, 11% and 11% in fiscal years 2018, 2017 and 2016, respectively.

Excluding an increase of $123,000 related to foreign exchange fluctuation, the increase in fiscal year 2018 was primarily due to increases of (i) $975,000 in personnel and personnel-related expense; (ii) $74,000 from outside consulting services, including accounting and audit services; and (iii) $23,000 in legal costs; partially offset by decreases of (a) $172,000 in bad debt expense; and (b) $7,000 in intangible amortization of acquired developed software technology.

Excluding a decrease of $345,000 related to foreign exchange fluctuation, the decrease in fiscal year 2017 was primarily due to decreases of (i) $1.2 million in personnel and personnel-related expense from the decreased headcount; (ii) $68,000 in intangible amortization of acquired developed software technology; and (iii) $71,000 in legal and other costs; partially offset by increases of (a) $345,000 from outside consulting services, including accounting and audit services; and (b) $115,000 in bad debt expense.

Excluding any fluctuation of foreign exchange rates in the Euro, British pound, and Indian rupee against the U.S. dollar, we anticipate general and administrative expenses to increase or remain relatively constant as a percentage of total revenue in fiscal year 2019 based upon current revenue expectations.

Amortization of Stock-Based Compensation

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Cost of revenue	$323	$131	$249	$192	147%	$(118)	(47)%
Research and development	493	281	472	212	75%	(191)	(40)%
Sales and marketing	341	80	169	261	326%	(89)	(53)%
General and administrative	538	175	298	363	207%	(123)	(41)%
Total stock-based compensation	$1,695	$667	$1,188	$1,028	154%	$(521)	(44)%
Percentage of total revenue	3%	1%	2%

Stock-based compensation expenses include the amortization of the fair value of share-based payments made to employees, members of our board of directors and consultants, primarily in the form of stock options. The fair value of stock options granted is recognized as an expense as the underlying stock options vest. The increase in our stock-based compensation expense in fiscal year 2018 compared to fiscal year 2017 was primarily due to an increase in option grant activity and the repricing of certain outstanding options held by employees who are not executive officers or directors of the Company. The decrease in our stock-based compensation expense in fiscal year 2017 compared to fiscal year 2016 was primarily due to the decrease in Company-wide headcount as well as a decrease in option grant activity.

We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

We expect our stock-based compensation expense to increase or remain relatively constant in fiscal year 2019.

Loss from Operations

	Fiscal Year Ended June 30			Year-Over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(in thousands)
Operating loss	$(988)	$(3,725)	$(5,873)	$2,737	73%	$2,148	37%
Operating margin	(2)%	(6)%	(8)%

Loss from operations was $988,000, $3.7 million and $5.9 million in fiscal years 2018, 2017 and 2016, respectively. We recorded a negative operating margin of 2%, 6% and 8% in fiscal years 2018, 2017 and 2016, respectively.

The decrease in operating loss in fiscal year 2018 was due to increases of (i) $3.1 million in total revenue; and (ii) $355,000 in total cost of revenue and operating expenses. The increase in revenue was primarily due to increased recurring revenue related to our transition to a cloud delivery model. The impact of fluctuations of foreign currencies against the U.S. dollar on revenue was an increase of $1.7 million.

Excluding the impact of foreign exchange fluctuation of $1.4 million, the increase in total costs and operating expenses in fiscal year 2018 was primarily due to increases of (i) $822,000 in cloud related expenses due to incremental costs incurred while migrating from the use of traditional data centers to web-based services; (ii) $100,000 in marketing program expenses; (iii) $27,000 in third party royalty expense; and (iv) $23,000 in legal costs; partially offset by decreases of (a) $1.5 million in personnel-related costs; (b) $202,000 in outside consulting services which includes accounting, audit and investor relations fees; (c) $172,000 in bad debt expense; and (d) $74,000 intangible amortization from a prior acquisition.

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

Excluding the impact of foreign exchange fluctuation of $3.7 million, the decrease in total costs and operating expenses in fiscal year 2017 was primarily due to decreases of (i) $9.8 million in personnel-related costs; (ii) $691,000 in intangible amortization from a prior acquisition; and (iii) $71,000 in legal and other costs; partially offset by increases of (a) $639,000 cloud related expenses; (b) $168,000 in marketing program expenses; (c) $115,000 in bad debt expense; and (d) $52,000 in outside consulting services which includes accounting, audit and investor relations fees.

Interest Expense, Net

Net interest expense was $983,000, $1.7 million and $2.0 million in fiscal years 2018, 2017 and 2016, respectively. This represents a decrease of 42% or $747,000 in fiscal year 2018 compared to fiscal year 2017 and a decrease of 12% or $228,000 in fiscal year 2017 compared to fiscal year 2016. Interest income was not significant in any year.

The decrease in interest expense in fiscal years 2018 and 2017 was primarily due to the repayment of bank borrowings resulting in lower average indebtedness.

Other Income (Expense), Net

Other expense, net, was $206,000 and $32,000 in fiscal years 2018 and 2017 compared to other income, net, of $728,000 in fiscal year 2016. Other income and expense in fiscal years 2018, 2017 and 2016 primarily included foreign exchange fluctuations on international trade receivables.

Income Tax Benefit (Provision)

Income tax benefit was $186,000 in fiscal year 2018. Income tax provision was $533,000 in fiscal year 2017. Income tax benefit was $863,000 in fiscal year 2016.

The net tax benefit in fiscal year 2018 primarily related to a foreign deferred tax benefit by our subsidiary, Exony Limited (Exony), and the release of a valuation allowance against the AMT tax credit deferred tax asset in the United States, partially offset by an income tax provision for foreign subsidiaries.

The tax provision in fiscal year 2017 primarily related to foreign and state provisions. The federal provision was fully provided with a valuation allowance.

The tax benefit in fiscal year 2016 primarily related to the release of a valuation allowance against deferred tax assets in the United Kingdom and a reversal of the intangible amortization generated and benefited by Exony, partially offset by an income tax provision for foreign subsidiaries.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2018 and 2017, our cash and cash equivalents were $11.5 million and $10.6 million, respectively. Our working capital was a negative $8.0 million as of June 30, 2018 compared to a negative working capital of $7.7 million as of June 30, 2017. As of June 30, 2018, our deferred revenue was $26.2 million compared to $23.2 million as of June 30, 2017. Unbilled deferred revenue, which represents business that is contracted but not yet invoiced or collected and is off balance sheet, was $51.4 million as of June 30, 2018, up from $37.0 million as of June 30, 2017.

Our restricted cash was $6,000 as of June 30, 2018 and 2017, respectively.

On November 21, 2014, we entered into a $20.0 million Credit Arrangement (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Arrangement) with Wells Fargo Bank (Wells Fargo) to be used for working capital and to support our strategic growth plans. The Credit Arrangement includes $10.0 million in revolving loans (Revolving Loans) and a $10.0 million, five-year term loan (Term Loan). For the Term Loan, we must make quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date of November 21, 2019, at which time remaining amounts shall be immediately due and payable.

On September 2, 2015, we amended the Credit Arrangement with Wells Fargo which increased the maximum borrowing amount of the Revolving Loans from $10.0 million to $15.0 million and increased quarterly installments of principal at varying amounts, plus all accrued interest, at specified dates through the maturity date which remained unchanged at November 21, 2019. During the quarter ended March 31, 2018 and for each quarter ending thereafter, the quarterly installment payment decreased from $250,000 to $114,407 as a result of a $4.0 million prepayment made during the quarter ended March 31, 2018.

Based upon our fiscal year 2019 plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

Net cash provided by operating activities was $6.6 million in fiscal year 2018 compared to $5.4 million in fiscal year 2017. In fiscal year 2018, net cash provided by operating activities increased $1.2 million over fiscal year 2017 primarily due to lower net loss after adjusting for amortization of acquired intangible assets, amortization of deferred commissions, amortization of deferred financing costs, depreciation and amortization, provision for doubtful accounts, deferred income taxes, stock-based compensation and changes in working capital accounts, specifically an increase in deferred revenue due to timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements.

Net cash provided by operating activities was $5.4 million in fiscal year 2017 compared to net cash provided by operating activities of $1.9 million in fiscal year 2016. In fiscal year 2017, net cash provided by operating activities increased $3.5 million over fiscal year 2016 primarily due to lower net loss after adjusting for amortization of acquired intangible assets, amortization of deferred commissions, amortization of deferred financing costs, depreciation and amortization, provision for doubtful accounts, deferred income taxes, stock-based compensation and changes in working capital accounts, specifically a decrease in accounts receivables and an increase in deferred revenue due to timing of prepayments received for cloud customer renewals.

Net cash provided by operating activities was $1.9 million in fiscal year 2016 compared to net cash used in operating activities of $10.5 million in fiscal year 2015. The decrease in cash used was primarily due to a net loss of $6.2 million for the fiscal year 2016 compared to a net loss of $12.4 million in the comparable year-ago period after adjusting for amortization of acquired intangible assets, amortization of deferred commissions, amortization of deferred financing costs, depreciation and amortization, provision for doubtful accounts, deferred income taxes, stock-based compensation and changes in working capital accounts. Decreases in accrued compensation related to the settlement of Exony working capital and management incentive commitments. Deferred revenue and accounts receivable decreased due to the timing of prepayments received for cloud customer renewals and improved cash collections. The increase in accrued liabilities was primarily due to the increase in customer advances.

Net cash used in investing activities was $137,000 in fiscal year 2018. Net cash used in investing activities related to purchases of equipment and software of $137,000 to support investment in cloud infrastructure and equipment for new employees.

Net cash used in investing activities was $492,000 in fiscal year 2017. Net cash used in investing activities related to purchases of equipment and software of $492,000 to support increased investment in cloud infrastructure and equipment for new employees.

Net cash provided by investing activities was $74,000 in fiscal year 2016. Net cash provided by investing activities primarily related to a decrease of $621,000 in restricted cash partially offset by $547,000 of equipment and software purchases.

Net cash used in financing activities was $5.6 million in fiscal year 2018. Net cash used in financing activities primarily included (i) payments of $19.9 million on existing bank borrowings; and (ii) payments of $108,000 on capital lease obligations; partially offset by (a) proceeds of $13.3 million from bank borrowings; and (b) proceeds of $1.2 million from the exercise of stock options.

Net cash used in financing activities was $6.0 million in fiscal year 2017. Net cash used in financing activities primarily included (i) payments of $14.0 million on existing bank borrowings; (ii) payments of $329,000 on capital lease obligations; and (iii) payments of $130,000 made for debt issue costs; partially offset by (a) proceeds of $8.5 million from bank borrowings; and (b) proceeds of $11,000 from the exercise of stock options.

Net cash provided by financing activities was $1.7 million in fiscal year 2016. Net cash provided by financing activities primarily related to (i) $11.8 million in bank borrowings from our bank facility to fund operations; and (ii) $172,000 from the exercise of stock options; partially offset by (a) $9.5 million repayment of existing bank borrowings; (b) $498,000 payments on capital lease obligations; and (c) $270,000 payments for debt issue costs.

Commitments

The following table summarizes our contractual obligations as of June 30, 2018 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
					More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Bank borrowings	$9,441	$458	8,983	$—	$—
Operating leases	3,075	988	1,618	469	—
Contractual commitments	2,828	1,530	1,298	—	—
Capital leases	44	44	—	—	—
Total	$15,388	$3,020	$11,899	$469	$—

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2018 totaled approximately $8.9 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $890,000. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro, the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of June 30, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2018 and 2017 and for the years ended June 30, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2018 and related notes and the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2008.

San Jose, California

September 13, 2018

eGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$11,498	$10,627
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $256 and $357 as of June 30, 2018 and 2017, respectively	7,389	7,201
Deferred commissions	986	690
Prepaid expenses	2,374	1,737
Other current assets	285	370
Total current assets	22,538	20,631
Property and equipment, net	559	1,059
Deferred commissions, net of current portion	891	694
Intangible assets, net	733	2,748
Goodwill	13,186	13,186
Other assets	1,715	1,433
Total assets	$39,622	$39,751
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,905	$2,363
Accrued compensation	5,706	4,339
Accrued liabilities	2,285	2,364
Deferred revenue	18,364	18,332
Capital lease obligations	42	108
Bank borrowings	259	805
Total current liabilities	30,561	28,311
Deferred revenue, net of current portion	7,833	4,887
Capital lease obligations, net of current portion	—	42
Bank borrowings, net of current portion	8,941	14,802
Other long term liabilities	1,000	1,330
Total liabilities	48,335	49,372
Commitments and contingencies (Notes 7 and 8)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,667 and 27,127 shares as of June 30, 2018 and 2017, respectively	28	27
Additional paid-in capital	346,222	343,367
Notes receivable from stockholders	(85)	(83)
Accumulated other comprehensive loss	(1,618)	(1,663)
Accumulated deficit	(353,260)	(351,269)
Total stockholders' deficit	(8,713)	(9,621)
Total liabilities and stockholders' deficit	$39,622	$39,751

The accompanying notes are an integral part of these consolidated financial statements.

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2018	2017	2016
Revenue:
Recurring	$50,767	$43,585	$42,783
Legacy license	585	4,557	14,466
Professional services	9,955	10,073	12,126
Total revenue	61,307	58,215	69,375
Cost of revenue:
Cost of recurring	13,075	11,956	12,401
Cost of legacy license	77	50	29
Cost of professional services	9,184	9,193	11,259
Total cost of revenue	22,336	21,199	23,689
Gross profit	38,971	37,016	45,686
Operating expenses:
Research and development	14,711	13,753	16,063
Sales and marketing	17,681	20,436	27,722
General and administrative	7,567	6,552	7,774
Total operating expenses	39,959	40,741	51,559
Loss from operations	(988)	(3,725)	(5,873)
Interest expense, net	(983)	(1,730)	(1,958)
Other income (expense), net	(206)	(32)	728
Loss before income tax benefit (provision)	(2,177)	(5,487)	(7,103)
Income tax benefit (provision)	186	(533)	863
Net loss	$(1,991)	$(6,020)	$(6,240)
Per share information:
Basic and diluted net loss per common share	$(0.07)	$(0.22)	$(0.23)
Weighted average shares used in computing basic and diluted net loss per common share	27,333	27,108	27,056
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$323	$131	$249
Research and development	$493	$281	$472
Sales and marketing	$341	$80	$169
General and administrative	$538	$175	$298

The accompanying notes are an integral part of these consolidated financial statements.

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended June 30,
	2018	2017	2016
Net loss	$(1,991)	$(6,020)	$(6,240)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	45	—	(493)
Other comprehensive income (loss), net of taxes:	45	—	(493)
Total comprehensive loss	$(1,946)	$(6,020)	$(6,733)

The accompanying notes are an integral part of these consolidated financial statements.

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity (Deficit)
BALANCES AS OF JULY 1, 2015	27,022	27	341,329	(78)	(1,170)	(339,009)	1,099
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Exercise of stock options	86	—	172	—	—	—	172
Stock-based compensation	—	—	1,188	—	—	—	1,188
Foreign currency translation adjustments	—	—	—	—	(493)	—	(493)
Net loss	—	—	—	—	—	(6,240)	(6,240)
BALANCES AS OF JUNE 30, 2016	27,108	27	342,689	(81)	(1,663)	(345,249)	(4,277)
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	19	—	11	—	—	—	11
Stock-based compensation	—	—	667	—	—	—	667
Net loss	—	—	—	—	—	(6,020)	(6,020)
BALANCES AS OF JUNE 30, 2017	27,127	27	343,367	(83)	(1,663)	(351,269)	(9,621)
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Exercise of stock options	540	1	1,160	—	—	—	1,161
Stock-based compensation	—	—	1,695	—	—	—	1,695
Foreign currency translation adjustments	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	(1,991)	(1,991)
BALANCES AS OF JUNE 30, 2018	27,667	$28	$346,222	$(85)	$(1,618)	$(353,260)	$(8,713)

The accompanying notes are an integral part of these consolidated financial statements.

eGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(1,991)	$(6,020)	$(6,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	2,015	2,091	2,781
Amortization of deferred commissions	967	884	728
Amortization of deferred financing costs	239	207	231
Depreciation and amortization	623	1,108	2,057
Provision for doubtful accounts	131	303	264
Deferred income taxes	(564)	18	(1,406)
Stock-based compensation	1,695	667	1,188
Loss on disposal of property and equipment	2	—	47
Changes in operating assets and liabilities:
Accounts receivable	(130)	4,209	(272)
Deferred commissions	(1,451)	(1,168)	(1,049)
Prepaid expenses	(636)	(267)	(586)
Other current assets	85	54	248
Other assets	16	(216)	48
Accounts payable	1,540	262	429
Accrued compensation	1,360	(1,285)	(864)
Accrued liabilities	(101)	(3,281)	3,208
Deferred revenue	2,876	7,711	825
Other long-term liabilities	(85)	124	230
Net cash provided by operating activities	6,591	5,401	1,867
Cash flows from investing activities:
Purchases of property and equipment	(137)	(492)	(547)
Increase in restricted cash	—	—	621
Net cash provided by (used in) investing activities	(137)	(492)	74
Cash flows from financing activities:
Payments on bank borrowings	(19,893)	(14,000)	(9,510)
Proceeds from bank borrowings	13,278	8,479	11,837
Payments made for deferred financing costs	(31)	(130)	(270)
Payments on capital lease obligations	(108)	(329)	(498)
Proceeds from exercise of stock options	1,161	11	172
Net cash provided by (used in) financing activities	(5,593)	(5,969)	1,731
Effect of exchange rate differences on cash and cash equivalents	10	(93)	(525)
Net increase (decrease) in cash and cash equivalents	871	(1,153)	3,147
Cash and cash equivalents at beginning of year	10,627	11,780	8,633
Cash and cash equivalents at end of year	$11,498	$10,627	$11,780

Supplemental cash flow disclosures:
Cash paid for interest	$747	$1,537	$1,748
Cash paid for taxes	$166	$268	$282
Non-cash items:
Purchases of equipment through trade accounts payable	$13	$15	$11
Property and equipment acquired under a capital lease	$—	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

eGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based customer engagement software. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. We believe the benefits of our products include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

We have operations in the United States, United Kingdom and India.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., Exony Limited (Exony), eGain Communications Pvt. Ltd., eGain Communications (SA), eGain France S.A.R.L, Netherlands (eGain Communications B.V.) and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

In fiscal year 2018, we liquidated our Ireland (eGain Communications Ltd.) subsidiary.

In fiscal year 2016, we closed our Italy (eGain Communications SrL) office.

Reclassification

Certain reclassifications were made to the consolidated financial statements to conform to the current period presentation. As of June 30, 2017, we classify subscription and support revenue as recurring revenue due to the strategic decision to move to a cloud delivery model from the hybrid model that included legacy perpetual licenses. These reclassifications did not result in any change in previously reported net losses, total assets or stockholders’ equity (deficit).

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a loss of $167,000, a gain of $14,000, and a gain of $697,000 in fiscal years 2018, 2017 and 2016, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2018 and 2017 we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2018 and 2017, our restricted cash was nominal.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $11.5 million as of June 30, 2018 which exceeded the FDIC (Federal Deposit Insurance Corporation) limit.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. One customer accounted for 16% and 13% of total revenue in fiscal years 2018 and 2017, respectively. Two customers accounted for 10% and 14%, respectively, of total revenue in fiscal year 2016.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. No customer account balances were greater than 10% as of June 30, 2018. Two customers accounted for 20% and 11%, respectively, of accounts receivable as of June 30, 2017. Two customers accounted for approximately 23% and 14%, respectively, of accounts receivable as of June 30, 2016.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets, which typically is between three or five years.  Leasehold improvements and leased equipment are depreciated on straight-line basis over the shorter of the lease term or useful life of the asset, which is typically three to five years.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment due to a negative carrying amount of our reporting unit for fiscal years ended June 30, 2018 and 2017.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. During fiscal years 2018, 2017 and 2016, we did not have any such losses.

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

ii.	Legacy license fees primarily consist of revenue from perpetual software licenses which we no longer sell to new customers;
iii.	Professional services primarily consist of consulting, implementation services and training.

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

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

During fiscal year 2018, we continued our transition from a perpetual license to a cloud delivery model. As a result, we did not maintain VSOE related to maintenance and support revenue for which maintenance and support had been sold in connection with legacy perpetual licenses. Additionally, we did not maintain VSOE related to professional services revenue due to variable pricing in our services provided and other factors. Accordingly, we have used BESP to determine the relative selling price.

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

We consider the applicability of ASC 985-605, on a contract-by-contract basis. In cloud based agreements, where the customer does not have the contractual right to take possession of the software, the revenue is recognized on a ratable basis over the term of the contract. Invoiced amounts are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software at any time during the cloud period without significant penalty and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software. Additionally, we had previously established VSOE for the cloud and maintenance and support elements of perpetual license sales, based on the prices charged when sold separately and substantive renewal terms. Accordingly, when a software element exists in a cloud services arrangement, license revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the cloud and maintenance and support elements is recognized ratably over the contractual time period. Professional services are recognized as described below under Professional Services Revenue. If VSOE of fair value cannot be established for the undelivered elements of an arrangement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Term and Ratable License Revenue

Term and ratable license revenue includes arrangements where our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract or where we have not established VSOE for the bundled multi-year maintenance and support services. The majority of our contracts provide customers with the right to use one or more products up to a specific license capacity. Certain terms of our license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract, and ratable license revenue is recognized over the term of the associated bundled maintenance and support contract.

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. For license transactions, the majority of our consulting and implementation services qualify for separate accounting. We use BESP to determine the relative selling price. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are recognized under the percentage of completion method. For a fixed-fee contract, we recognize revenue based upon the costs and efforts to complete the services in accordance with the percentage of completion method, provided we are able to estimate such cost and efforts.

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

We have standalone value for consulting and implementation services. For those contracts that have standalone value, we recognize the services revenue when rendered for time and material contracts, when the milestones are achieved and accepted by the customer for fixed price contracts or by percentage of completion basis if there is no acceptance criteria.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term and ratable licenses, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. As of June 30, 2018 and 2017, deferred financing costs were $981,000 and $950,000, respectively, and accumulated amortization was $740,000 and $501,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $239,000, $207,000 and $231,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2018, 2017 and 2016 were $70,000, $52,000, and $121,000 respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term. Stock-based compensation expense for employee and non-employee awards is recognized as expense over the vesting period. Fair value for employee awards is measured as of the grant date. Fair value for non-employee awards is measured as of the grant date and is subsequently remeasured each reporting period.

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

The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience an ownership change, as defined, utilization of our federal and state net operating loss carryforwards could be limited.

Comprehensive Loss

We report comprehensive loss and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive loss includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive loss for each of the three years in the period ended June 30, 2018 is shown in the accompanying statements of comprehensive loss. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2018 and 2017 consist of accumulated foreign currency translation adjustments.

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

	Years Ended June 30,
	2018	2017	2016
Net loss applicable to common stockholders	$(1,991)	$(6,020)	$(6,240)
Basic net loss per common share	$(0.07)	$(0.22)	$(0.23)
Weighted average common shares used in computing basic net loss per common share	27,333	27,108	27,056
Effect of dilutive options outstanding	—	—	—
Weighted average common shares used in computing diluted net loss per common share	27,333	27,108	27,056
Diluted net loss per common share	$(0.07)	$(0.22)	$(0.23)

Weighted average options to purchase 3,133,960, 2,404,591, and 2,661,609 shares of common stock as of June 30, 2018, 2017, and 2016, respectively, were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Information relating to our geographic areas for the fiscal years ended June 30, 2018, 2017 and 2016 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2018:
North America	$32,116	$(3,359)	$210
EMEA	27,780	5,977	245
Asia Pacific	1,411	(3,606)	104
	$61,307	$(988)	$559
Year ended June 30, 2017:
North America	$28,711	$(4,515)	$463
EMEA	28,106	4,283	497
Asia Pacific	1,398	(3,493)	99
	$58,215	$(3,725)	$1,059
Year ended June 30, 2016:
North America	$34,922	$(6,078)
EMEA	32,157	3,162
Asia Pacific	2,296	(2,957)
	$69,375	$(5,873)

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides the option to reclassify tax effects to retained earnings relating to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the U.S. Tax Act. This update is effective for fiscal years beginning after December 15, 2018 (our fiscal 2020), and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. Early adoption is permitted provided ASC 606, Revenue Recognition, has been adopted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our fiscal 2018), and interim periods within those annual periods.  We adopted ASU 2016-09 in July 1, 2017 (our fiscal Q1 FY18). No cumulative-effect adjustment was recorded to our accumulated deficit balance as the U.S. deferred tax assets from previously unrecognized excess tax benefits were fully offset by a full valuation allowance; and we did not elect to change our policy of estimating expected forfeitures.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that we recognize lease assets and liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018 (our fiscal 2020), and interim periods within those annual periods. Early adoption is permitted provided ASC 606, Revenue Recognition, has been adopted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method by allowing companies to initially apply the new leases guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements under Revenue Recognition (Topic 605). Under Topic 606, or ASC 606, revenue is recognized when a customer under a contract obtains control of promised goods and services at an amount that reflects consideration that is expected to be received in exchange for those goods and services. The new standard requires that we apply a five-step approach for recognizing revenue which includes (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when, or as, we satisfy each performance obligation in the contract. The standard requires increased disclosures including the nature, amount, timing, and any uncertainty of revenues and cash flows related to customer contracts.

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

Topic 606 is effective for our fiscal year 2019 beginning on July 1, 2018 using either one of two transition methods including several practical expedients: (i) full retrospective method, in which the new standard is applied to each prior reporting period presented; or (ii) the modified retrospective method, in which the cumulative effect of initially applying the new standard is recognized at the date of initial application accompanied by certain additional disclosures as defined in the guidance. We plan to adopt Topic 606 using the modified retrospective method effective July 1, 2018 (our fiscal 2019).

While we are still in the process of finalizing the impact of adoption of the new revenue standard on our consolidated financial statements, we currently believe the most significant changes relate to (i) earlier recognition of revenue at the point that control transfers to the customer as opposed to later recognition as a result of applying the criteria under Topic 605 and Topic 985-605; (ii) amortizing costs to obtain contracts over a longer period; and (iii) providing estimates of variable consideration. As a result, we anticipate revenue for certain arrangements will be recorded in an earlier period than under current guidance. In contrast, we expect revenue related to our cloud-based arrangements, term and ratable licenses, maintenance and support, and professional services to remain substantially unchanged. However, there may be certain contracts with complexities which may result in a further change in revenue recognition. The cumulative effect of adoption will be recorded to our accumulated deficit as of July 1, 2018.

Adopting Topic 606 will involve significant new estimates and judgments related to the estimates of stand-alone selling prices used in allocating the transaction price, estimates of discounts and variable consideration used to determine the transaction price as well as amortization periods for costs to obtain contracts.

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	June 30,
	2018	2017
Computers and equipment	$838	$1,382
Leased equipment	257	475
Furniture and fixtures	137	255
Leasehold improvements	396	412
Total	1,628	2,524
Accumulated depreciation and amortization	(1,069)	(1,465)
Property and equipment, net	$559	$1,059

Depreciation and amortization expense was $0.6 million, $1.1 million and $2.1 million for the years ended June 30, 2018, 2017 and 2016, respectively. Accumulated depreciation relating to computers, equipment and software under capital leases totaled $979,000 and $863,000 as of June 30, 2018 and 2017, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense. Disposals of fixed assets were $29,000 and $14 million and for the years ended June 30, 2018, and 2017, respectively. Fully depreciated equipment of $7.0 million and $6.1 million as of June 30, 2018 and 2017, respectively, is not included in the table above.

Accrued compensation consists of the following (in thousands):

	June 30,
	2018	2017
Accrued bonuses	$2,165	$1,326
Accrued vacation	1,851	1,794
Payroll and other employee related costs	986	752
Accrued commissions	704	467
Accrued compensation	$5,706	$4,339

Accrued liabilities consists of the following (in thousands):

	June 30,
	2018	2017
VAT liability	$1,086	$364
Accrued other liabilities	672	980
Customer advances	323	462
Sales tax payable	204	558
Accrued liabilities	$2,285	$2,364

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

On September 2, 2015, the Company entered into Amendment Number One to the Credit Agreement (Amendment No. 1), which amends the Credit Agreement. Pursuant to Amendment No. 1, we increased the total maximum Revolving Loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly installment payments of the Term Loan under the Credit Agreement to $187,500 for the quarters ended September 30, 2015 through December 31, 2015 and $250,000 for each subsequent quarter. As of March 31, 2018, the quarterly installment payment decreased from $250,000 to $114,407 for the quarter ended March 31, 2018 and for each quarter ending thereafter as a result of a $4.0 million prepayment that we made during the quarter. Borrowings under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo as its “prime rate,” plus 6.0%. In connection with Amendment No. 1, certain fees were also modified such that prior to the first anniversary of Amendment No. 1, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject a prepayment premium of 1.0% of the amount prepaid or reduced.

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

Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the Financial Covenant Replacement Date has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters. In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of June 30, 2018, the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants were not applicable, and the Financial Covenant Replacement Date was not deemed to have occurred.

Under Amendment No. 2, the minimum EBITDA (as defined in the Credit Agreement) levels the Company is required to achieve on and prior to the Financial Covenant Replacement Date were modified to be, as of the end of each fiscal quarter, at the least the amount set forth in the table below for the applicable period opposite such amount (in thousands):

For the four quarter period ending	Applicable Amount ($)
June 30, 2018	$(3,000)
September 30, 2018	(1,500)
December 31, 2018	—
March 31, 2019	1,500
June 30, 2019	3,000
September 30, 2019	4,000

In addition, the amount of Liquidity (as defined in the Credit Agreement) which the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $18.3 million as of June 30, 2018.

As of June 30, 2018, we were in compliance with these financial covenant terms.

If the Leverage Ratio is greater than 3.00 to 1:00 as of the end of the fiscal year, then we are contractually obligated to repay an amount equivalent to 50% of the Excess Cash Flow as specified in the Credit Agreement. As of June 30, 2018, our Leverage Ratio was below this threshold.

As of June 30, 2018, balances on the Term Loan, Revolving Loans and debt maturities during the next fiscal years on an aggregate basis were (in thousands):

Bank
Year Ending June 30,	Borrowings
2019	$458
2020	8,983
2021	—
2022	—
Total bank borrowings	9,441
Less amounts representing deferred financing costs, net	(241)
Total bank borrowings	9,200
Less current debt maturities	(259)
Bank borrowings, net of current portion	$8,941

Amortization expense related to deferred financing costs amounted to $239,000 and $207,000 and $231,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

4. INCOME TAXES

Loss before income tax benefit (provision) consisted of the following (in thousands):

	Year Ended June 30,
	2018	2017	2016
United States	$(587)	$(5,148)	$(11,823)
Foreign	(1,590)	(339)	4,720
Loss before income tax provision	$(2,177)	$(5,487)	$(7,103)

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2018	2017	2016

Federal statutory income tax rate	27.6%	34.0%	34.0%
Current state taxes, net of federal benefit	(0.4)	(0.2)	(0.1)
Foreign rate differential	(23.7)	(8.9)	(0.8)
Research and development credits	26.5	3.1	3.5
Foreign withholding tax	(6.5)	(4.3)	(5.4)
Stock-based compensation	(11.5)	0	0
Other items	5.7	(5.7)	(2.4)
Net change in valuation allowance	1,283.2	(27.7)	(16.7)
Tax reform	(1,292.3)	—	—
Effective tax rate	8.6%	(9.7)%	12.1%

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Current provision:
Foreign	$368	$505	$533
State	10	10	10
Total current:	378	515	543
Deferred (benefit):
Federal	(124)	—	—
Foreign	(440)	18	(1,406)
Total deferred:	(564)	18	(1,406)
Income tax (benefit) provision	$(186)	$533	$(863)

As of June 30, 2018, we had federal and state net operating loss carryforwards of approximately $215.6 million and $25.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2019 through June 30, 2038, if not utilized. We also had federal research and development credit carryforwards of approximately $3.4 million as of June 30, 2018 which will expire at various dates beginning in fiscal year ending June 30, 2019 through June 30, 2038, if not utilized. The California research and development credit carryforwards are approximately $4.7 million as of June 30, 2018 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards, which do not expire, of approximately $2.6 million as of June 30, 2018.

Utilization of the Federal and California net operating losses and credits may be subject to a substantial limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. To the extent that there is a change in ownership, as defined in Section 382, the annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$47,556	$74,806
Research credits	7,139	5,658
Deferred revenue	1,590	886
Stock-based compensation	701	1,564
Accruals and reserves	1,022	1,260
Other	237	376
Gross deferred tax assets	58,245	84,550
Less valuation allowance	(57,127)	(83,747)
Deferred tax assets, included in other assets	1,118	803
Deferred tax liabilities:
Foreign, primarily intangible assets	—	(256)
Deferred tax liabilities, included in other long term liabilities	—	(256)
Net deferred tax assets	$1,118	$547

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. With respect to our foreign operations, we expect to utilize the deferred tax assets and have not placed a valuation allowance against the deferred tax assets. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carryforwards which had previously been valued against, federal tax rate change, change in valuation allowance, as well as our foreign operations.

The net valuation allowance decreased by $26.6 million for the year ended June 30, 2018, compared to the increase of $2.9 million for year ended June 30, 2017.

We have not provided for taxes on $11.5 million of undistributed earnings of our foreign subsidiaries as of June 30, 2018. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Beginning balance	$1,465	$1,413	$1,346
Increases in balances related to tax positions taken during current periods	113	52	67
Ending balance	$1,578	$1,465	$1,413

No accrued interest and penalties have been recognized related to the unrecognized tax benefit (provision) in the income tax benefit (provision) until the credits have been utilized.

We do not anticipate the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. Our policy is to record interest and penalties related to the unrecognized tax benefit (provision) as income tax expense. We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 1999 and 2017 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational corporation’s foreign operations are taxed. The provisions of the Tax Act are complex and likely will be the subject of regulatory and administrative guidance. As we have a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on the mandatory deemed repatriation of cumulative earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Tax Act will be effective for us as of July 1, 2018 (our fiscal year 2019).

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities, and offsetting valuation allowance in the current period.  There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to deferred tax assets and the offsetting valuation allowance was $26.6 million.  We did not incur a tax liability from the deemed repatriation of accumulated foreign earnings due to a net overall accumulated deficit in foreign earnings and profits.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. We have considered various changes of tax law and we do not expect the one-time transition tax to have a material impact on our consolidated financial statements due to an overall accumulated deficit in our non-U.S. subsidiaries for which the transition tax applies. Due to the highly complex provisions and additional guidance that is forthcoming, we will continue to evaluate the impact. However, we do not expect a material change. We have considered SAB 118, and we believe the accounting for the change of the U.S. statutory tax rate to our deferred tax balances under ASC 740 is complete and is appropriately reflected in our consolidated financial statements during fiscal year 2018.

5. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2018 as follows:

Reserved
Stock
Options
Stock options outstanding	3,172,859
Reserved for future grants of stock options	657,303
Total reserved shares of common stock for issuance	3,830,162

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan (2005 Management Plan) which provides for the grant of non-statutory stock options to directors, officers and key employees of eGain and its subsidiaries. The number of shares authorized for issuance under the Plan was increased by 500,000 shares of common stock in November 2007, 500,000 shares of common stock in September 2011 and 1.0 million shares of common stock in September 2014. Our board also extended the expiration date of the 2005 Management Plan to September 30, 2024. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price
Balance as of June 30, 2015	722,990	948,007	$5.50
Options Granted	(98,875)	98,875	$3.99
Options Exercised	—	(38,307)	$3.08
Options Forfeited / Expired	132,534	(132,534)	$6.29
Balance as of June 30, 2016	756,649	876,041	$5.33
Options Granted	(68,750)	68,750	$1.92
Options Exercised	—	—	$—
Options Forfeited / Expired	107,139	(107,139)	$4.33
Balance as of June 30, 2017	795,038	837,652	$5.16
Options Granted	(875,541)	875,541	$2.43
Options Exercised	—	(71,916)	$5.11
Options Forfeited / Expired	149,152	(149,152)	$5.70
Balance as of June 30, 2018	68,649	1,492,125	$3.51

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. The 2005 Stock Incentive Plan was subsequently amended in February 2009, September 2011, and in September 2014. In September 2014, our board of directors approved an increase in the number of shares authorized for issuance under the 2005 Stock Incentive Plan by 1.0 million shares of common stock, extend the expiration date of the 2005 Stock Incentive Plan to September 30, 2024 and made certain other changes. Options granted under the 2005 Stock Incentive Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2015	1,093,554	1,665,995	$4.83
Options Granted	(199,775)	199,775	$3.98
Options Exercised	—	(39,320)	$0.92
Options Forfeited / Expired	259,915	(259,915)	$6.45
Balance as of June 30, 2016	1,153,694	1,566,535	$4.55
Options Granted	(138,675)	138,675	$2.08
Options Exercised	—	(8,550)	$0.75
Options Forfeited / Expired	287,861	(287,861)	$6.10
Balance as of June 30, 2017	1,302,880	1,408,799	$4.01
Options Granted	(1,535,022)	1,535,022	$3.35
Options Exercised	—	(442,291)	$1.75
Options Forfeited / Expired	820,796	(820,796)	$6.27
Balance as of June 30, 2018	588,654	1,680,734	$2.90

Of the options granted during fiscal year 2018, 45,000 shares with a weighted average price of $12.15 were granted to consultants.

2000 Non-Management Stock Option Plan

In July 2000, our board of directors adopted the 2000 Non-Management Stock Option Plan which provided for the grant of non-statutory stock options to employees, advisors and consultants of eGain. Options under the 2000 Non-Management Stock Option Plan were granted at a price not less than 85% of the fair market value of the common stock on the date of grant. Our board of directors determines the fair market value (as defined in the 2000 Non-Management Stock Option Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over 4 years and expire no later than 10 years from the date of grant. This plan expired in July 2010 and there are no further options available to grant under the 2000 Non-Management Stock Option Plan.

The following table represents the activity under the 2000 Non-Management Stock Option Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2015	—	12,150	$0.71
Options Exercised	—	(900)	$1.09
Options Forfeited / Expired	—	(1,250)	$0.86
Balance as of June 30, 2016	—	10,000	$0.66
Options Exercised	—	—	$—
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2017	—	10,000	$0.66
Options Exercised	—	(10,000)	$0.66
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2018	—	—	$—

1998 Stock Plan

In June 1998, our board of directors adopted the 1998 Stock Plan which provides for grant of stock options to eligible participants. Options granted under the 1998 Stock Plan are either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock and non-statutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the date of grant. Our board of directors determines the fair market value (as defined in the 1998 Stock Plan) of the common stock, date of grant and vesting schedules of the options granted. The options generally vest ratably over a period of four years and expire no later than 10 years from the date of grant. Options are generally exercisable upon grant, subject to our repurchase rights until vested. This plan expired in November 2010 and there are no further options available to grant under the 1998 Stock Plan.

The following table represents the activity under the 1998 Stock Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2015	—	38,959	$0.67
Options Exercised	—	(3,750)	$0.65
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2016	—	35,209	$0.67
Options Exercised	—	(15,000)	$0.68
Options Forfeited / Expired	—	(3,000)	$0.60
Balance as of June 30, 2017	—	17,209	$0.67
Options Exercised	—	(15,209)	$0.69
Options Forfeited / Expired	—	(2,000)	$0.50
Balance as of June 30, 2018	—	—	$—

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.74-$0.74	340,058	1.14	$0.74	340,058	$0.74
$0.79-$2.15	269,819	7.40	$1.72	91,854	$1.56
$2.50-$2.50	1,562,432	8.03	$2.50	655,245	$2.50
$3.40-$3.40	317,300	9.26	$3.40	—	$—
$3.74-$6.29	571,600	5.60	$5.55	503,706	$5.58
$7.20-$7.94	29,200	6.96	$7.84	20,000	$7.94
$9.00-$9.00	300	9.78	$9.00	—	$—
$12.15-$12.15	75,350	9.90	$12.15	1,352	$12.15
$12.80-$12.80	5,800	9.96	$12.80	—	$—
$13.40-$13.40	1,000	5.36	$13.40	1,000	$13.40
$0.74-$13.40	3,172,859	6.96	$3.19	1,613,215	$3.12

The summary of options vested and exercisable as of June 30, 2018 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	3,172,859	$3.19	$37,801,202	6.96
Fully vested and expected to vest options	2,901,217	$3.17	$34,612,734	6.76
Options exercisable	1,613,215	$3.12	$19,328,367	4.93

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $15.10 as of June 30, 2018 that would have been received by the option holders, had they exercised their options on June 30, 2018. The total intrinsic value of stock options exercised during fiscal years 2018, 2017 and 2016 was $3.0 million, $21,000, and $53,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term. Stock-based compensation expense for employee and non-employee awards is recognized as expense over the vesting period. Fair value for employee awards is measured as of the grant date. Fair value for non-employee awards is measured as of the grant date and is subsequently remeasured each reporting period.

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2018	2017	2016
Non-cash stock-based compensation expense	$(1,695)	$(667)	$(1,188)
Income tax benefit	—	—	—
Net income effect	$(1,695)	$(667)	$(1,188)
Net effect on income (loss) per share, basic and diluted	$(0.06)	$(0.02)	$(0.04)

Total stock-based compensation includes expense related to non-employee awards of $127,000, $17,000 and $14,000 during fiscal years 2018, 2017 and 2016, respectively.

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

In accordance with ASC 718, as applicable to the repricing on September 19, 2017, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. As of December 31, 2017, we finalized our accounting estimates related to the repricing. Total incremental stock-based compensation expense was $445,000. We recognized $434,000 in incremental stock-based compensation expense during fiscal year 2018. Unrecognized incremental stock-based compensation expense was $11,000 as of June 30, 2018.

During the fiscal years ended June 30, 2018, 2017 and 2016, there were 1,608,391, 207,425, and 298,650 options granted, respectively, with a weighted average fair value of $1.43, $1.20, and $2.06, per share, respectively, using the following assumptions:

	Year Ended June 30,
	2018	2017	2016
Dividend yield	—	—	—
Expected volatility	57%	56%	61%
Average risk-free interest rate	1.92%	1.70%	1.53%
Expected life (in years)	4.50	5.89	5.01

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

We base our estimate of expected life of a stock option on the historical exercise behavior, and cancellations of all past option grants made by the company during the time period which its common stock has been publicly traded, the contractual term of the option, the vesting period and the expected remaining term of the outstanding options.

In accordance with Accounting Standards Updates (ASU) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Accounting, we elected to continue to estimate forfeitures in the calculation of stock-based compensation expense.

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2018 was $1.5 million which is expected to be recognized over the weighted average period of 1.54 years.

6. INTANGIBLE ASSETS

Intangible assets are amortized over the estimated lives, as follows (in thousands):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2018	Life	Category
Developed technology	$6,990	$(6,820)	$170	4	Research and development
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(1,047)	563	6	Cost of recurring
Trade name	150	(150)	—	2	General and administrative
	$10,130	$(9,397)	$733

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2017	Life	Category
Developed technology	$6,990	$(5,073)	$1,917	4	Research and development
Customer relationships - software contracts	1,380	(1,380)	—	2	Sales and marketing
Customer relationships - maintenance contracts	1,610	(779)	831	6	Cost of recurring
Trade name	150	(150)	—	2	General and administrative
	$10,130	$(7,382)	$2,748

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2018, 2017 and 2016 was $2.0 million, $2.1 million and $2.8 million, respectively.

Estimated future amortization expense remaining as of June 30, 2018 for intangible assets acquired is as follows:

Year Ending
June 30,
2019	$438
2020	268
2021	27
Total future amortization expense	$733

7. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March 2022 and lease additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord provided the Company with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $382,000 and $406,000 as of June 30, 2018 and 2017, respectively. We lease certain equipment and software under operating and capital leases with various expiration dates.

For the fiscal years ended June 30, 2018, 2017 and 2016, rent expense for facilities under operating leases was $1.1 million, $1.0 million, and $1.9 million, net of rental income of $692,000, $521,000 and $466,000, respectively.

A summary of future minimum lease payments is as follows (in thousands):

	Operating	Capital
Fiscal Year June 30,	Leases	Leases
2019	$988	44
2020	1,011	—
2021	607	—
2022	469	—
Total minimum lease payments	$3,075	44
Less amounts representing interest		(2)
Total lease obligations		42
Less current capital lease obligation		(42)
Capital lease obligation, net of current portion		$(0)

Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2018, future payments for non-cancellable contractual agreements are $1.5 million and $1.3 million in fiscal years 2019 and 2020, respectively.

Cloud Services

We do not have any significant commitments related to co-location services for cloud operations as of June 30, 2018.

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2018, 2017 and 2016, we contributed approximately $339,000, $376,000 and $446,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $431,000, $385,000, and $636,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our Indian employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2018, 2017 and 2016.

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

Indemnification

We have agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request.

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

As of June 30, 2018 and 2017, we did not have any Level 1, 2 or 3 assets or liabilities.

10. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2018 and 2017, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2018
Revenue	$14,575	$15,398	$15,745	$15,589	$61,307
Gross profit	$9,149	$9,809	$10,310	$9,703	$38,971
Income (loss) from operations	$(254)	$(396)	$444	$(782)	$(988)
Net loss	$(568)	$(788)	$(99)	$(536)	$(1,991)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.00)	$(0.02)	$(0.07)

Fiscal 2017
Revenue	$14,745	$14,999	$13,850	$14,621	$58,215
Gross profit	$9,681	$9,936	$8,191	$9,208	$37,016
Loss from operations	$(1,265)	$(298)	$(1,831)	$(331)	$(3,725)
Net loss	$(2,411)	$(1,049)	$(2,515)	$(45)	$(6,020)
Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.09)	$—	$(0.22)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by BPM LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited eGain Corporation and its subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows of the Company, and our report dated September 13, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

September 13, 2018

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the heading “Election of Directors” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2018 Annual Meeting of Stockholders (Proxy Statement).

Certain information required by this item concerning executive officers is set forth in Part I, Item 4 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM  11.EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Certain information required by this item concerning equity incentive plan information is set forth in Part II, Item 5 of this report under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Related Party Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

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

3(ii)

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended (Form S-1).

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

10.9

Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 9, 2011 between the Registrant and DeGuigne Ventures, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014).

10.10

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 14, 2014 between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014).

21.1	Subsidiaries of eGain (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Indicates management contract or compensatory plan or arrangement.

*This exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

(c)Financial Statements

See Index to Financial Statements in Item 8 of this report.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGAIN CORPORATION

Date: September 13, 2018	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2018
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 13, 2018
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 13, 2018
Christine Russell

/s/ GUNJAN SINHA	Director	September 13, 2018
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 13, 2018
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 13, 2018
Brett Shockley

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2018	$357	$131	$(232)	$256
Year ended June 30, 2017	$756	$303	$(702)	$357
Year ended June 30, 2016	$768	$264	$(276)	$756