Form 10-Q
period 2018-09-30
EGAIN Corp
filed 2018-11-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2018
Common Stock $0.001 par value	27,871,083

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	September 30,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,542	$11,498
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $267 and $256 as of September 30, 2018 and June 30, 2018, respectively	16,872	7,389
Costs capitalized to obtain revenue contracts, net	623	986
Prepaid expenses	1,925	2,374
Other current assets	334	285
Total current assets	31,302	22,538
Property and equipment, net	507	559
Costs capitalized to obtain revenue contracts, net of current portion	1,819	891
Intangible assets, net	496	733
Goodwill	13,186	13,186
Other assets	2,112	1,715
Total assets	$49,422	$39,622

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,426	$3,905
Accrued compensation	4,719	5,706
Accrued liabilities	2,141	2,285
Deferred revenue	28,972	18,364
Capital lease obligations	21	42
Bank borrowings, net of deferred financing costs	325	259
Total current liabilities	38,604	30,561
Deferred revenue, net of current portion	7,917	7,833
Bank borrowings, net of current portion and deferred financing costs	5,744	8,941
Other long-term liabilities	918	1,000
Total liabilities	53,183	48,335
Commitments and contingencies (Note 6)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,868 shares as of September 30, 2018 and 27,667 shares as of June 30, 2018	28	28
Additional paid-in capital	346,801	346,222
Notes receivable from stockholders	(86)	(85)
Accumulated other comprehensive loss	(1,664)	(1,618)
Accumulated deficit	(348,840)	(353,260)
Total stockholders' deficit	(3,761)	(8,713)
Total liabilities and stockholders' deficit	$49,422	$39,622

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
Revenue:
Subscription	$13,727	$11,830
Professional services	1,974	2,745
Total revenue	15,701	14,575
Cost of revenue:
Cost of subscription	3,395	3,038
Cost of professional services	1,840	2,388
Total cost of revenue	5,235	5,426
Gross profit	10,466	9,149
Operating expenses:
Research and development	3,559	3,431
Sales and marketing	3,994	4,166
General and administrative	2,160	1,806
Total operating expenses	9,713	9,403
Income (loss) from operations	753	(254)
Interest expense, net	(190)	(344)
Other income (expense), net	17	(131)
Income (loss) before income tax benefit	580	(729)
Income tax benefit	24	161
Net income (loss)	$604	$(568)
Per share information:
Earnings (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Weighted-average shares used in computation:
Basic	27,687	27,185
Diluted	29,954	27,185

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three months ended
	September 30,
	2018	2017
Net income (loss)	$604	$(568)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(46)	(52)
Comprehensive income (loss)	$558	$(620)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$604	$(568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	237	504
Amortization of costs capitalized to obtain revenue contracts	146	236
Amortization of deferred financing costs	86	62
Depreciation and amortization	113	183
Provision for doubtful accounts	52	52
Deferred income taxes	(421)	—
Stock-based compensation	361	319
Loss on disposal of property and equipment	66	2
Changes in operating assets and liabilities:
Accounts receivable	(9,340)	1,819
Costs capitalized to obtain revenue contracts	(187)	(100)
Prepaid expenses	443	439
Other current assets	(58)	(6)
Other non-current assets	(9)	14
Accounts payable	(1,474)	(106)
Accrued compensation	(947)	(411)
Accrued liabilities	(187)	(35)
Deferred revenue	13,900	3,530
Other long-term liabilities	(65)	(21)
Net cash provided by operating activities	3,320	5,913
Cash flows from investing activities:
Purchases of property and equipment	(139)	(32)
Net cash used in investing activities	(139)	(32)
Cash flows from financing activities:
Payments on bank borrowings	(6,429)	(8,462)
Proceeds from bank borrowings	3,212	2,538
Payments on capital lease obligations	(22)	(34)
Proceeds from exercise of stock options	219	112
Net cash used in financing activities	(3,020)	(5,846)
Effect of change in exchange rates on cash and cash equivalents	(117)	62
Net increase in cash, cash equivalents and restricted cash	44	97
Cash, cash equivalents and restricted cash at beginning of period	11,504	10,633
Cash, cash equivalents and restricted cash at end of period	$11,548	$10,730

Supplemental cash flow disclosures:
Cash paid for interest	$101	$284
Cash paid for taxes	$63	$66
Non-cash items:
ASC 606 adoption impact to uncollected accounts receivable and related deferred revenue	$9,104	$—
Purchases of equipment through trade accounts payable	$1	$3

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based customer engagement software with operations in the United States, United Kingdom and India. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. We believe the benefits of our products include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2019 refer to fiscal year ending June 30, 2019.

Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended September 30, 2018 and 2017, respectively, were unaudited.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2018 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2019.

We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as of July 1, 2018. In addition, we adjusted the presentation of our condensed consolidated statements of operations in connection with our business model. Through June 30, 2018, our revenue was classified as recurring, legacy license and professional services revenue. In connection with our adoption of Topic 606 as of July 1, 2018, we classify our revenue as subscription and professional services revenue. Our legacy license revenue, which has been declining related to our focus on cloud offerings, is included with subscription revenue. Fiscal periods prior to adoption were adjusted to conform to current period presentation.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from estimates. We make estimates that we believe to be reasonable based on historical experience and other assumptions. Significant estimates and assumptions made by management include the following:

•	Standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;
•	Estimate of variable consideration for performance obligations in connection with the adoption of Topic 606;
•	Period of benefit associated with capitalized costs to obtain revenue contracts;
•	Valuation, measurement and recognition of current and deferred income taxes;
•	Fair value of stock-based awards; and
•	Useful lives of intangible assets.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance to determine which implementation costs to recognize and defer as an asset. This update is effective for fiscal years beginning after December 15, 2019 (our fiscal 2020). We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based awards granted to non-employees in exchange for goods or services. The accounting for employees and non-employees will be substantially aligned. This update is effective for fiscal years beginning after December 15, 2018 (our fiscal 2020) and interim periods within those fiscal years. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides the option to reclassify tax effects to retained earnings relating to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the U.S. Tax Act. This update is effective for fiscal years beginning after December 15, 2018 (our fiscal 2020), and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that we recognize lease assets and liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018 (our fiscal 2020), and interim periods within those annual periods. Early adoption is permitted provided ASC 606, Revenue Recognition, has been adopted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

Pronouncements Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance in connection with the adoption of ASC 606 as of our first quarter of fiscal year 2019 with no impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides specific guidance on how to classify restricted cash. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance as of our first quarter of fiscal year 2019 with no impact on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance as of our first quarter of fiscal year 2019 with no significant impact to our financial results.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal 2019), and interim periods within those fiscal years. We adopted this guidance as of our first quarter of fiscal year 2019 with no significant impact to our financial results.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements under Revenue Recognition (Topic 605). The standard requires increased disclosures including the nature, amount, timing, and any uncertainty of revenues and cash flows related to customer contracts. Topic 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. We refer to Topic 606 and Subtopic 340-40 as Topic 606, collectively, for purposes of disclosure and discussion in this filing.

We adopted Topic 606 using the modified retrospective method with a cumulative decrease of $3.8 million to our opening balance of our accumulated deficit as of July 1, 2018 in our first quarter of fiscal year 2019.

Under Topic 606, or ASC 606, revenue is recognized when a customer under a contract obtains control of promised goods and services at an amount that reflects consideration that is expected to be received in exchange for those goods and services. The new revenue recognition standard requires that we apply a five-step approach for recognizing revenue which includes (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract on a relative SSP; and (v) recognizing revenue when, or as, we satisfy each performance obligation in the contract typically through delivery or when control is transferred to the customer.

The adoption of Topic 606 did not significantly impact the revenue recognition of our cloud delivery arrangements, our maintenance and support arrangements, and our time and materials-based professional services. Additionally, our estimate of SSP remains consistent with our estimate of best estimated selling price (BESP) under Topic 605. When we determine the transaction price in an arrangement, we include estimates of variable consideration such as usage-based surcharges and potential refunds or credits for service level credits, volume rebates, and tenure discounts.

Revenue recognition under Topic 606 impacted our on-premise offerings that do not incorporate substantial cloud functionality. Under Topic 605, licenses that were sold with undelivered elements but without vendor-specific objective evidence (VSOE) were recognized ratably over the term of the undelivered elements. Under Topic 606, the requirement to establish VSOE for undelivered elements was eliminated. Therefore, we recognize a portion of the sales price upon delivery of the software. To the extent that amounts recognized as revenue have not been billed, the corresponding amounts are recorded as unbilled receivables and are classified in other assets.

Under Topic 606, the transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon acceptance at pre-determined points in the contract. Under Topic 605, we had recognized revenue when we met acceptance clauses.

With respect to professional services revenue, when professional service arrangements include acceptance clauses, we factor this in the estimated transaction price if they are probable of being achieved. Additionally, we recognize the transaction price allocated to professional services over time as the services are provided as compared to the time that the milestone was achieve under prior guidance.

We used the following transitional practical expedients and exemptions in the adoption of Topic 606:

•

The option to recognize revenue upon invoicing amounts that correspond directly with the value to the customer of performance completed to date which primarily includes professional service arrangements entered on a time and materials basis;

•

At adoption, the election to reflect the aggregate effect of all modifications occurring before adoption when (i) identifying the satisfied and unsatisfied performance obligations; (ii) determining the transaction price; and (iii) allocating the transaction price of the arrangement to the satisfied and unsatisfied performance obligations;

•

The optional exemption to not disclose the remaining transaction price for short-term contracts less than one year and contracts where the right to invoice method is used. Contracts that fall under these exemptions relate to short-term professional services and would be expected to be completed, on average, within the next three to six months; and

•	The option to expense the cost of obtaining a contract when the amortization period is less than one year.

Costs Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs to obtain non-cancelable subscription and maintenance and support revenue contracts with amortization periods that may extend longer than the non-cancelable subscription and maintenance and support revenue contract terms.

We capitalize incremental costs of obtaining a non-cancelable subscription and maintenance and support revenue contract with amortization periods of one year or more. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired; (ii) commissions paid to employees upon renewals of subscription and support; and (iii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts and the expected useful lives of our technology among other factors. Amortization of costs capitalized related to new revenue contracts is included as a component of sales and marketing expense in our operating results. Under Topic 605, we capitalized only commissions earned on initial software and support sales which were amortized ratably over the initial contract period averaging two years.

Deferred Revenue

Deferred revenue primarily consists of amounts invoiced but unpaid and payments received in advance of revenue recognition from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Deferred revenue is recognized as revenue once revenue recognition criteria is met. We generally invoice our customers in annual installments. The deferred revenue balance does not represent the total transaction price of our non-cancelable cloud delivery and support arrangements.

Prior to adopting Topic 606, we netted down our accounts receivable and deferred revenue for amounts that were invoiced but not collected. We no longer net down our accounts receivable and deferred revenue with the adoption of Topic 606 related to contractual amounts in our arrangements. Deferred revenue that is expected to be recognized within one year and beyond one year is classified as current and noncurrent deferred revenue, respectively.

Financial Impact from Initial Adoption

The following table shows cumulative adjustments included in our condensed consolidated opening balance sheet as of July 1, 2018 related to the adoption of Topic 606 (in thousands):

	Balance as of June 30, 2018 ($)	Impact as of July 1, 2018 ($)	Balance as of July 1, 2018 ($)
Balance sheet captions:
Accounts receivable, net	7,389	14,824	22,213
Costs capitalized to obtain revenue contracts, net	986	(395)	591
Costs capitalized to obtain revenue contracts, net of current portion	891	933	1,824
Accrued liabilities	2,285	60	2,345
Deferred revenue	18,364	11,700	30,064
Deferred revenue, net of current portion	7,833	(422)	7,411
Accumulated deficit	(353,260)	3,816	(349,444)

Financial Impact after Initial Adoption

The following table shows cumulative adjustments included in our condensed consolidated balance sheet as of September 30, 2018 related to the adoption of Topic 606 (in thousands):

	September 30, 2018
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Balance sheet captions:
Accounts receivable, net	16,872	(9,954)	6,918
Costs capitalized to obtain revenue contracts, net	623	(318)	305
Costs capitalized to obtain revenue contracts, net of current portion	1,819	(975)	844
Deferred revenue	28,972	(5,864)	23,108
Deferred revenue, net of current portion	7,917	(584)	7,333
Accumulated deficit	(348,840)	(3,816)	(352,656)

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Income statement captions:
Subscription revenue	13,727	393	14,120
Professional services revenue	1,974	(203)	1,771
Total revenue	15,701	190	15,891
Gross profit	10,466	190	10,656
Total operating expenses	9,713	121	9,834
Net income (loss)	604	69	673

During the three months ended September 30, 2018, we capitalized $270,000 of costs to obtain revenue contracts and amortized $140,000 to sales and marketing expense. Capitalized costs to obtain revenue contracts, net were $2.4 million as of September 30, 2018 and July 1, 2018.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy support revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy support is revenue associated with perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation and training.

Significant Judgment Applied in the Determination of Revenue Recognition

We enter into contractual arrangements with customers that may include promises to transfer multiple services, such as subscription, support and professional services. With respect to our business, a performance obligation is a promise to transfer a service to a customer that is distinct. Significant judgment is required to determine whether services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting. Additionally, significant judgment is required to determine the timing of revenue recognition.

We allocate the transaction price to each performance obligation on a relative standalone selling price. The SSP is the price that we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

We determine the SSP by considering our pricing objectives in relation to market demand. Consideration is placed based on our history of discounting prices, size and volume of transactions involved, customer demographics and geographic locations, price lists, contract prices and our market strategy.

Determination of Revenue Recognition

Under Topic 606, we recognize revenue upon the transfer of control of promised services to our customers in the amount that is commensurate with the consideration that we expect to receive in exchange for those services. If consideration includes a variable amount in the arrangement, such as service level credits or contingent fees, then we include an estimate of the amount that we expect to receive for the total transaction price.

The amount of revenue that we recognize is based on (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract on a relative SSP; and (v) recognizing revenue when, or as, we satisfy each performance obligation in the contract typically through delivery or when control is transferred to the customer.

Subscription Revenue

The following customer arrangements are recognized ratably over the contract term as the performance obligations are delivered:

•	Cloud delivery arrangements;
•	Maintenance and support arrangements; and
•

Term license subscriptions which incorporate on-premise software licenses and substantial cloud functionality that are not distinct in the context of our arrangements as such are considered highly interrelated and represent a single combined performance obligation.

For contracts involving distinct software licenses, the license performance obligation is satisfied at a point in time when control is transferred to the customer.

We typically invoice our customers in advance upon execution of the contract or subsequent renewals with payment terms between 30 and 45 days. Invoiced amounts are recorded in accounts receivable, deferred revenue or revenue, depending if control transferred to our customers based on each arrangement.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices.  Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon milestone billing or acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.

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

Our sales are derived from North America and EMEA. However, we incur operating expenses in the North America, EMEA and APAC regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three months ended September 30, 2018 and 2017 is as follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2018	2017
Revenue:
North America	$8,475	$7,439
EMEA	7,226	7,136
Total revenue	$15,701	$14,575
Income (loss) from operations:
North America	$(16)	$7
EMEA	1,957	568
Asia Pacific	(1,188)	(829)
Income (loss) from operations	$753	$(254)

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	September 30,	June 30,
	2018	2018
Long-lived Assets:
North America	$223	$210
EMEA	160	245
Asia Pacific	124	104
Long-lived Assets	$507	$559

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. One customer accounted for 16% and 14% of total revenue during the three months ended September 30, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We extend unsecured credit to our customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after collection efforts have been exhausted and the amount is deemed uncollectible.

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank, National Association (Wells Fargo) are capitalized and amortized over the term of the related debt using the effective interest method. As of September 30, 2018 and June 30, 2018, deferred financing costs were each $981,000, and accumulated amortization was $826,000 and $740,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $86,000 and $62,000 for the three months ended September 30, 2018 and 2017, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended
	September 30,
	2018	2017
Stock-Based Compensation Expense:
Cost of revenue	$74	$63
Research and development	116	110
Sales and marketing	45	63
General and administrative	126	83
Total stock-based compensation expense	$361	$319

Total stock-based compensation includes expense related to non-employee awards of $21,000 and $9,000 during the three months ended September 30, 2018 and 2017, respectively.

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

In accordance with ASC 718, as applicable to the repricing on September 19, 2017, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. As of December 31, 2017, we finalized our accounting estimates related to the repricing. Total incremental stock-based compensation expense was $445,000. We recognized $3,000 and $138,000 in incremental stock-based compensation expense during the three months ended September 30, 2018 and 2017, respectively. Unrecognized incremental stock-based compensation expense was $8,000 as of September 30, 2018.

During the three months ended September 30, 2018 and 2017, we granted options to purchase 90,850 and 99,825 shares of common stock with a weighted-average fair value of $7.13 and $1.16 per share, respectively.

In connection with the repricing and finalizing our estimates as of December 31, 2017, we repriced options to purchase 804,172 shares of common stock which were previously granted between May 2011 through September 2016, with a weighted-average fair value of $1.19 per share.

We used the following assumptions:

	Three Months Ended
	September 30,
	2018	2017
Expected volatility	65%	56%
Average risk-free interest rate	2.81%	1.82%
Expected life (in years)	4.30	4.55
Dividend yield	—	—

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

In accordance with ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Accounting, we elected to continue to estimate forfeitures in the calculation of stock-based compensation expense.

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2018 was $1.4 million, which is expected to be recognized over the weighted-average period of 1.46 years. There were 201,286 and 103,150 options exercised during the three months ended September 30, 2018 and 2017, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended
	September 30,
	2018	2017
Revenue:
SaaS	$9,724	$6,945
Legacy support	4,003	4,885
Subscription	13,727	11,830
Professional services	1,974	2,745
Total revenue	$15,701	$14,575

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Three Months Ended
	September 30,
	2018	2017
Revenue:
North America	$8,475	$7,439
EMEA	7,226	7,136
	$15,701	$14,575

Contract Balances

Contract assets consist of unbilled receivables for which we have the right to consideration for completed performance obligations that have not been invoiced. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2018 ($)	Additions ($)	Deductions ($)	Balance as of September 30, 2018 ($)
Contract liabilities:
Deferred revenue	18,364	26,309	(15,701)	28,972
Deferred revenue, net of current portion	7,833	91	(7)	7,917

With respect to deferred revenue balances as of June 30, 2018, $15.0 million was recognized to revenue during the three months ended September 30, 2018.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of September 30, 2018, our remaining performance obligations were $71.5 million of which we expect to recognize $43.0 million and $28.5 million as revenue within one year and beyond one year, respectively.

Costs Capitalized to Obtain Revenue Contracts

We capitalize incremental costs of obtaining a non-cancelable subscription and support revenue contract. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (ii) commissions paid to employees upon renewals of subscription and support, and (iii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Commissions for renewal contracts relating to our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally five years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. During the three months ended September 30, 2018, we capitalized $270,000 of costs to obtain revenue contracts and amortized $140,000 to marketing and sales expense. During the three months ended September 30, 2017, we capitalized $411,000 of costs to obtain revenue contracts, which were classified as deferred commissions prior to the adoption of Topic 606, and amortized $73,000 to marketing and sales expense. Capitalized costs to obtain a revenue contract, net on our condensed consolidated balance sheets were $2.4 million as of September 30, 2018 and July 1, 2018.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2018	2017
Net income (loss)	$604	$(568)
Per share information:
Earnings (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Weighted-average shares used in computation:
Basic	27,687	27,185
Effect of dilutive options	2,267	—
Diluted	29,954	27,185

Weighted-average shares of stock options to purchase 152,494 and 2,347,808 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted net loss per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement) with Wells Fargo, as administrative agent and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans (Revolving Loans) in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month revenue from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (Amendment No. 2), which amends the Credit Agreement.  Pursuant to Amendment No. 2, the Applicable Margin (as defined in the Credit Agreement) at which LIBOR loans advanced under the Credit Agreement bear interest may be either the applicable LIBOR rate plus 5.5% per annum or 7.0% per annum, depending on the Company’s TTM Recurring Revenue Calculation (as defined in the Credit Agreement).  The TTM Recurring Revenue Calculation is based on the Company’s consolidated trailing twelve months of revenue relating to subscription revenue attributable to the Company’s software.  Loans may also bear interest under the Credit Agreement at the applicable Base Rate (as defined in the Credit Agreement) and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  Under Amendment No. 2, a 1.0% fee will also be payable until the first anniversary of Amendment No. 2 on the amount of any voluntary prepayment of the Term Loan advanced under the Credit Agreement or the amount of any voluntary reduction of Revolving Loan commitments provided under the Credit Agreement.

Amendment No. 2 modifies the two financial covenants the Company is required to comply with until the Financial Covenant Replacement Date has occurred. The Financial Covenant Replacement Date is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters. In addition, the Financial Covenant Replacement Date will not be deemed to occur unless the Company is in compliance with the applicable Leverage Ratio as of the last day of the fiscal quarter preceding the test date. As of September 30, 2018, we were in compliance with the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants, and the Financial Covenant Replacement Date was not deemed to have occurred.

Under Amendment No. 2, the minimum EBITDA (as defined in the Credit Agreement) levels the Company is required to achieve on and prior to the Financial Covenant Replacement Date were modified to be, as of the end of each fiscal quarter, at the least the amount set forth in the table below for the applicable period opposite such amount (in thousands):

For the four quarter period ending	Applicable Amount
September 30, 2018	$(1,500)
December 31, 2018	—
March 31, 2019	1,500
June 30, 2019	3,000
September 30, 2019	4,000

In addition, the amount of Liquidity (as defined in the Credit Agreement) which the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $18.5 million as of September 30, 2018.

As of September 30, 2018, we were in compliance with these financial covenant terms.

As of September 30, 2018, balances on the Term Loan, Revolving Loans and debt maturities were (unaudited, in thousands):

	September 30,	June 30,
	2018	2018
Bank Borrowings:
Term Loan	$3,031	$3,146
Revolving Loan	3,193	6,295
Subtotal of bank borrowings	6,224	9,441
Less amounts representing deferred financing costs, net	(155)	(241)
Total bank borrowings	6,069	9,200
Less current debt maturities	(325)	(259)
Bank borrowings, net of current portion and deferred financing costs	$5,744	$8,941

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of September 30, 2018 and during the three months ended September 30, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Act  revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational corporation’s foreign operations are taxed. The provisions of the Tax Act are complex and likely will be the subject of regulatory and administrative guidance. As we have a June 30 fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on the mandatory deemed repatriation of cumulative earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Tax Act is effective for us as of July 1, 2018 (our fiscal year 2019). We estimated the GILTI income is $920,000 and GILTI deduction is $460,000 for fiscal year 2019.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. We have considered various changes of tax law and we do not expect the one-time transition tax to have a material impact on our consolidated financial statements due to an overall accumulated deficit in our non-U.S. subsidiaries for which the transition tax applies. Due to the highly complex provisions and additional guidance that is forthcoming, we will continue to evaluate the impact. However, we do not expect a material change. We have considered SAB 118, and we believe the accounting for the change of the U.S. statutory tax rate to our deferred tax balances under ASC 740 is complete and is appropriately reflected in our consolidated financial statements as of September 30, 2018.

6. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March 2022 and lease additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord provided us with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $416,000 and $601,000 as of September 30, 2018 and 2017, respectively. We lease certain equipment and software under operating and capital leases with various expiration dates.

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

7. FAIR VALUE MEASUREMENT

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

As of September 30, 2018 and June 30, 2018, we did not have any material Level 1, 2, or 3 assets or liabilities.

8. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance September 30, 2018	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,114)	$496	6	Cost of sales
Developed technology	6,990	(6,990)	—	4	Research and development expense
	$8,600	$(8,104)	$496

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2018	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,047)	$563	6	Cost of sales
Developed technology	6,990	(6,820)	170	4	Research and development expense
	$8,600	$(7,867)	$733

Amortization expense related to the above intangible assets for the three months ended September 30, 2018 and 2017 was $237,000 and $504,000, respectively.

Estimated future amortization expense remaining as of September 30, 2018 for intangible assets acquired is as follows:

Year Ending June 30,
2019	$202
2020	268
2021	26
Total future amortization expense	$496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2018.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: our SaaS only business model and that our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients; our belief that SaaS revenue better reflects business momentum; the effect of changes in macroeconomic factors beyond our control; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the effect of our failure to comply with our obligations under our Credit Agreement; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; our ability to increase the profitability of our subscription services; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency exchange rate fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors” Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as well as our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; successful transition to a SaaS only business model; customer acceptance of our existing and future products; the impact of new legislation or regulations, or of judicial decisions, on our business; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to compete against third parties; the success of our partnerships; our ability to obtain capital when needed; the economic environment; our history of operating losses; our ability to manage future growth; the market price of our common stock; and foreign currency exchange rate fluctuations. These forward looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only the parent company and excludes subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

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

We believe that our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Our SaaS clients adopt our product innovation much faster than in the perpetual license model and enjoy better service levels. Finally, we believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as of July 1, 2018. In addition, we adjusted the presentation of our condensed consolidated statements of operations in connection with our business model. Through June 30, 2018, our revenue was classified as recurring, legacy license and professional services revenue. In connection with our adoption of Topic 606 as of July 1, 2018, we classify our revenue as subscription and professional services revenue. Our legacy license revenue, which has been declining related to our focus on cloud offerings, is included with subscription revenue.

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

As we progress through the current stage of our SaaS Transition, we believe SaaS revenue better reflects business momentum. To analyze progress, we disaggregate our subscription revenue growth between:

•	SaaS, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
•	Legacy support, which is defined as revenue from maintenance and support arrangements with perpetual license arrangements that we no longer sell.

As we continue to migrate our legacy perpetual license clients to SaaS, we expect our Legacy support to continue to decline.

Total deferred revenue, collectively, includes both GAAP deferred revenue and non-GAAP unbilled deferred revenue that remains off balance sheet which represents contractual commitments that have not been recognized as revenue.

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

The following table presents our key financial measures, including a reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations for each of the following periods:

	Three Months Ended
	September 30,
	2018	2017
Income (loss) from operations	$604	$(568)
Add:
Stock-based compensation	361	319
Amortization of acquired intangibles	237	504
Non-GAAP income from operations	$1,202	$255

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

Our significant accounting policies are disclosed in our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended June 30, 2018. Additionally, we highlighted those policies that have a higher degree of judgment and complexity as discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended June 30, 2018. We have not had any material changes to our critical accounting policies and estimates during the three months ended September 30, 2018 as compared to those disclosed on our 10-K for fiscal year ended June 30, 2018 except for the adoption of ASC Topics 606 and Subtopic 340-40 as discussed in this Quarterly Report on Form 10-Q. We believe these policies are critical to the discussion of our financial condition and results of operations.

Sources of Revenues

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy support revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy support is revenue associated with perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation and training.

Subscription Revenue

For our cloud delivery arrangements, our maintenance and support arrangements and our term license subscriptions that incorporate substantial cloud functionality, the combined performance obligation is recognized ratably over the contract term as the obligation is delivered. For contracts involving distinct software licenses, the license performance obligation is satisfied at a point in time when control is transferred to the customer.

We typically invoice our customers in advance upon execution of the contract or subsequent renewals. Invoiced amounts are recorded in accounts receivable, deferred revenue or revenue, depending if control transferred to our customers based on each arrangement.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices.  Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid on a milestone basis at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Financial Impact of Topic 606

We adopted Topic 606, as of July 1, 2018. In addition, we adjusted the presentation of our condensed consolidated statements of operations in connection with our cloud delivery model.

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the three months ended September 30, 2018 (in thousands):

	September 30,		September 30,
	2018		2017
	Reported under Topic 606 ($)	Reported under Topic 605 ($)	Reported under Topic 605 ($)
Income statement captions:
Subscription revenue	13,727	14,120	11,830
Professional services revenue	1,974	1,771	2,745
Total revenue	15,701	15,891	14,575
Gross profit	10,466	10,656	9,149
Total operating expenses	9,713	9,834	9,403
Net income (loss)	604	673	(568)

Deferred Revenue and Unbilled Deferred Revenue

Deferred revenue primarily consists of payments received or invoiced in advance of revenue recognition from cloud, term license, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

The adoption of Topic 606 required a change as to how we report deferred revenue. Under Topic 605, amounts invoiced but not collected were netted down from our accounts receivable and deferred revenue. We no longer net down our accounts receivable and deferred revenue with the adoption of Topic 606.

The adoption of Topic 606 also required a change to the definition of unbilled deferred revenue and revisions to disclosures on our performance obligations.  Unbilled deferred revenue represents business that is contracted but not yet invoiced.

Unbilled deferred revenue remains off the balance sheet and is not recorded to deferred revenue. Deferred revenue does not represent the total contract value of annual or multi-year, non-cancelable arrangements.

We refer to the sum of deferred revenue and unbilled deferred revenue as total deferred revenue which represents a metric we use in monitoring our financial results.

We expect total deferred revenue to change quarterly for several reasons including the timing of new contracts and renewals, duration and size of our subscription and support arrangements, variable billing cycles and foreign exchange rate fluctuation. We typically issue renewal invoices in advance of the renewal service period. Depending on timing, the initial invoice and subsequent renewal invoices may occur in different quarters. This may result in an increase or decrease to our accounts receivable and deferred revenue.

Costs Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs to obtain non-cancelable subscription and maintenance and support revenue contracts with amortization periods that may extend longer than the non-cancelable subscription and maintenance and support revenue contract terms.

We capitalize incremental costs of obtaining a non-cancelable subscription and maintenance and support revenue contract with amortization periods of one year or more. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired; (ii) commissions paid to employees upon renewals of subscription and support; and (iii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts and the expected useful lives of our technology among other factors. Amortization of costs capitalized related to new revenue contracts is included as a component of sales and marketing expense in our operating results. Under Topic 605, we capitalized only commissions earned on initial software and support sales which were amortized ratably over the initial contract period averaging two years.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
Revenue:
Subscription	87%	81%
Professional services	13%	19%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	21%	21%
Cost of professional services	12%	16%
Total cost of revenue	33%	37%
Gross profit	67%	63%
Operating expenses:
Research and development	23%	24%
Sales and marketing	25%	29%
General and administrative	14%	12%
Total operating expenses	62%	65%
Income (loss) from operations	5%	(2)%

Revenue

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Subscription	$13,727	$11,830	$1,897	16%
Professional services	1,974	2,745	(771)	(28)%
Total revenue	$15,701	$14,575	$1,126	8%

Total revenue, which is comprised of subscription and professional services revenue, increased by 8 % from $14.6 million during the three months ended September 30, 2017 to $15.7 million during the three months ended September 30, 2018.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $70,000 and an increase of $3,000 in total revenue during the three months ended September 30, 2018 and 2017, respectively.

Additionally, our revenue was impacted by the adoption of Topic 606 during the three months ended September 30, 2018. We adopted the new revenue guidance as of July 1, 2018 with no comparable adjustments to the prior period.

Subscription Revenue

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
SaaS revenue	$9,724	$6,945	$2,779	40%
Percentage of total revenue	62%	48%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. SaaS revenue was $9.7 million and $6.9 million during the three months ended September 30, 2018 and 2017, respectively, which represented an increase of 40% or $2.8 million. SaaS revenue represented 62% and 48% of total revenue for the three months ended September 30, 2018 and 2017, respectively.

Excluding a decrease of $24,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $2.8 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. In connection with our SaaS Transition, we continued to sell SaaS to new clients and have actively migrated our remaining perpetual license clients to SaaS. We expect our SaaS revenue to increase during fiscal year 2019.

Legacy Support Revenue

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Legacy support revenue	$4,003	$4,885	$(882)	(18)%
Percentage of total revenue	25%	34%

Legacy support revenue is revenue associated with perpetual license arrangements that we no longer sell. Legacy support revenue was $4.0 million and $4.9 million during the three months ended September 30, 2018 and 2017, respectively, which represented a decrease of 18% or $882,000. Legacy support revenue represented 25% and 34% of total revenue for the three months ended September 30, 2018 and 2017, respectively.

Excluding a decrease of $31,000 due to foreign exchange rate fluctuation, legacy support revenue decreased by $851,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. In connection with our SaaS Transition, we continued to migrate our legacy perpetual license clients to SaaS. We expect our support fees for legacy perpetual license clients to decline during fiscal year 2019.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Professional services revenue	$1,974	$2,745	$(771)	(28)%
Percentage of total revenue	13%	19%

Professional services revenue includes consulting, implementation and training. Professional services revenue was $2.0 million and $2.7 million during the three months ended September 30, 2018 and 2017, respectively, which represented a decrease of 28% or $771,000. Professional services revenue represented 13% and 19% of total revenue for the three months ended September 30, 2018 and 2017, respectively.

Excluding a decrease of $14,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $757,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. In connection with our SaaS Transition, our cloud customers required less professional services. We expect our professional services to decline during fiscal year 2019.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Domestic	$8,475	$7,439	$1,036	14%
International	7,226	7,136	90	1%
Total revenue	$15,701	$14,575	$1,126	8%

Revenue from domestic sales increased by 14% from $7.4 million during the three months ended September 30, 2017 to $8.5 million during the three months ended September 30, 2018 due to increases of (i) $1.2 million in SaaS revenue and (ii) $122,000 in legacy support revenue; partially offset by a decrease of $298,000 in professional services revenue.

Revenue from international sales increased by 1% from $7.1 million for the three months ended September 30, 2017 to $7.2 million during the three months ended September 30, 2018. Excluding a decrease of $70,000 due to foreign exchange rate fluctuation, revenue from international sales increased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to an increase of $1.6 million in SaaS revenue; partially offset by (i) $973,000 in legacy support revenue and (ii) $459,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Subscription	$3,395	$3,038	$357	12%
Professional services	1,840	2,388	(548)	(23)%
Total cost of revenue	$5,235	$5,426	$(191)	(4)%
Percentage of total revenue	33%	37%
Gross margin	67%	63%

Cost of revenue includes personnel costs and consulting services for our cloud services and support as well as occupancy costs and overhead.

Total cost of revenue decreased by 4% from $5.4 million during the three months ended September 30, 2017 to $5.2 million during the three months ended September 30, 2018. Excluding an increase of $13,000 due to foreign exchange rate fluctuation between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand, cost of revenue decreased by $205,000 primarily due to a decrease of $618,000 in personnel and personnel-related expenses; partially offset by increases of (i) $357,000 in cloud-related expenses; and (ii) $57,000 in outside consulting services.

Gross margin was 67% and 63% for the three months ended September 30, 2018 and 2017, respectively.

Excluding an increase of $46,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $311,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. In connection with our SaaS Transition, we continued to sell SaaS to new clients and have actively migrated our remaining perpetual license clients to SaaS.

Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Excluding a decrease of $33,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $516,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. In connection with our SaaS Transition, our cloud customers required less professional services.

Excluding any future foreign exchange rate fluctuation, we expect our cost of professional services to decrease during fiscal year 2019 which would be consistent with the expected decline in professional services revenue.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Research and development	$3,559	$3,431	$128	4%
Percentage of total revenue	23%	24%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead. Research and development expense was $3.6 million and $3.4 million during the three months ended September 30, 2018 and 2017, respectively, which represented an increase of 4% or $128,000. Research and development expense represented 23% and 24% of total revenue for the three months ended September 30, 2018 and 2017, respectively.

Research and development expense increased by 4% from $3.4 million during the three months ended September 30, 2017 to $3.6 million during the three months ended September 30, 2018. Excluding a decrease of $53,000 due to foreign exchange rate fluctuation between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand, research and development expense increased primarily due to increases of (i) $357,000 in personnel and personnel-related expenses; and (ii) $91,000 in outside consulting services; partially offset by a decrease of $267,000 in amortization of intangible assets.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in fiscal year 2019 based on our product development plans.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Sales and marketing	$3,994	$4,166	$(172)	(4)%
Percentage of total revenue	25%	29%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead. Sales and marketing expense was $4.0 million and $4.2 million during the three months ended September 30, 2018 and 2017, respectively, which represented an decrease of 4% or $172,000. Sales and marketing expense represented 25% and 29% of total revenue for the three months ended September 30, 2018 and 2017, respectively.

Sales and marketing expense decreased by 4% from $4.2 million during the three months ended September 30, 2017 to $4.0 million during the three months ended September 30, 2018. Excluding a decrease of $55,000 due to foreign exchange rate fluctuation between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand, sales and marketing expense decreased primarily due to decreases of (i) $60,000 in personnel and personnel-related expenses; (ii) $39,000 in outside consulting services; and (iii) $17,000 in marketing program expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase or remain relatively consistent as a percentage of total revenue in fiscal year 2019.

General and Administrative

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
General and administrative	$2,160	$1,806	$354	20%
Percentage of total revenue	14%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

General and administrative expense was $2.2 million and $1.8 million during the three months ended September 30, 2018 and 2017, respectively, which represented an increase of 20% or $354,000. General and administrative expense represented 14% and 12% of total revenue for the three months ended September 30, 2018 and 2017, respectively.

General and administrative expense increased by 20% from $1.8 million during the three months ended September 30, 2017 to $2.2 million during the three months ended September 30, 2018. Excluding a decrease of $18,000 due to foreign exchange rate fluctuation between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand, general and administrative expense increased primarily due to increases of (i) $293,000 in personnel and personnel-related expenses; (ii) $110,000 in outside consulting services; and (iii) $12,000 in bad debt and administrative expenses; partially offset by a decrease of $43,000 in legal costs.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to decrease or remain relatively consistent as a percentage of total revenue in fiscal year 2019.

Income (Loss) from Operations

	Three Months Ended
	September 30,
(in thousands)	2018	2017	Change
Income (loss) from operations	$753	$(254)	$1,007	396%
Operating margin	5%	(2)%

Income from operations was $753,000 with an operating margin of 5% during the three months ended September 30, 2018. Loss from operations was $254,000 with a negative operating margin of 2% during the three months ended September 30, 2017.

Income from operations during the three months ended September 30, 2018 included (i) $361,000 of stock-based compensation; (ii) $237,000 of amortization of intangible assets; and (iii) $146,000 of amortization of costs capitalized to obtain revenue contracts.

Loss from operations during the three months ended September 30, 2017 included (i) $504,000 of amortization of intangible assets; (ii) $319,000 of stock-based compensation; and (iii) $236,000 of costs capitalized to obtain revenue contracts (previously captioned as amortization of deferred commissions before adoption of Topic 606).

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $190,000 and $344,000 during the three months ended September 30, 2018 and 2017, respectively. Interest expense decreased due to lower interest paid on reduced average bank borrowings. We expect a reduction in our interest expense due to reduced outstanding bank borrowings.

Other Income (Expense), Net

Other income, net was $17,000 during the three months ended September 30, 2018 as compared to other expense, net of $131,000 during the three months ended September 30, 2017. Other income and expense primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

We recorded an income tax benefit of $24,000 and $161,000 for the three months ended September 30, 2018 and 2017, respectively. The income tax benefit for the period primarily related to our income (loss) before income tax benefit, on a year-to-date basis, from foreign subsidiaries, the state minimum tax and the foreign withholding tax.

Liquidity and Capital Resources

Overview

Our cash, cash equivalents and restricted cash were $11.5 million as of September 30, 2018 and June 30, 2018. Our working capital was a negative $7.3 million as of September 30, 2018 compared to a negative working capital of $8.0 million as of June 30, 2018. As of September 30, 2018, our deferred revenue was $36.9 million as compared to $26.2 million as of June 30, 2018. Total deferred revenue, a metric that we use which represents the sum of (i) deferred revenue that is reported on our condensed consolidated balance sheet and (ii) unbilled deferred revenue which is off-balance sheet, was $71.5 million as of September 30, 2018, down from $77.6 million as of June 30, 2018.

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

Excluding deferred financing costs, we reduced bank borrowings by $3.2 million to $6.2 million as of September 30, 2018 from $9.4 million as of June 30, 2018. We have available credit of $11.8 million in revolving loan commitments with Wells Fargo as of September 30, 2018.

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

Cash Flows

Net cash provided by operating activities was $3.3 million during the three months ended September 30, 2018 compared to $5.9 million during the three months ended September 30, 2017. Net cash provided by operating activities decreased by $2.6 million primarily related to the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements after adjusting for the amortization of acquired intangible assets, amortization of costs capitalized to obtain revenue contracts, amortization of deferred financing costs, depreciation and amortization, provision for doubtful accounts, deferred income taxes, stock-based compensation and changes in working capital accounts. Prior to adopting Topic 606, we netted down our accounts receivable and deferred revenue for amounts that were invoiced but not collected. We no longer net down our accounts receivable and deferred revenue with the adoption of Topic 606 which resulted in an increase of $9.1 million in accounts receivable and deferred revenue during the three months ended September 30, 2018.

Net cash provided by operating activities was $5.9 million during the three months ended September 30, 2017 compared to net cash provided by operating activities of $2.4 million during the three months ended September 30, 2016. Net cash provided by operating activities increased by $3.5 million primarily due to net loss of $568,000 compared to a net loss of $2.4 million before adjusting for amortization of intangible assets, amortization of costs capitalized to obtain revenue contracts (previously captioned as amortization of deferred commissions), amortization of deferred financing costs, depreciation and amortization, provision for doubtful accounts, stock-based compensation, loss on disposal of fixed assets and changes in operating assets and liabilities. The decrease in accounts receivable was due to improved cash collections and the increase in deferred revenue related to focusing on cloud offerings for our customers.

Net cash used in investing activities was $139,000 during the three months ended September 30, 2018 compared to net cash used in investing activities of $32,000 during the three months ended September 30, 2017. Net cash used in investing activities related to the purchase of equipment and software to support cloud infrastructure and equipment for new employees.

Net cash used in investing activities was $32,000 during the three months ended September 30, 2017 compared to net cash used in investing activities of $42,000 during the three months ended September 30, 2016. Net cash used in investing activities related to the purchase of property and equipment and software to support cloud infrastructure and equipment for new employees.

Net cash used in financing activities was $3.0 million during the three months ended September 30, 2018 compared to net cash used in financing activities of $5.8 million during the three months ended September 30, 2017. Net cash used in financing activities primarily included (i) $6.4 million in payments on bank borrowings; and (ii) $22,000 in payments on capital lease obligations; partially offset by (a) $3.2 million in proceeds from bank borrowings; and (b) $219,000 in proceeds from the exercise of stock options.

Net cash used in financing activities was $5.8 million during the three months ended September 30, 2017 compared to net cash used in financing activities of $4.7 million during the three months ended September 30, 2016. Net cash used in financing activities related to (i) $8.5 million in payments on bank borrowings; and (ii) $34,000 in payments on capital lease obligations; partially offset by (a) $2.5 million in proceeds from bank borrowings; and (b) $112,000 in proceeds from the exercise of stock options.

Commitments

There was no other significant change to our contractual obligations since June 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2018 totaled approximately $13.3 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.33 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because we recognize revenue when we have satisfied performance obligations in revenue contracts with our customers, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. It is difficult to forecast the expediency of the transition of our license customers to our cloud delivery model. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to defer recognition of revenue, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement and refine our cloud offerings. Our subscription services have generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our subscription business to offset the lower margins, we may not be able to achieve sustained profitability.

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

Our failure to maintain, develop and expand strategic and third party distribution channels would impede our revenue growth.

Our success and future growth depends in part upon the skills, experience, performance and continued service of our distribution partners, including software and hardware vendors and resellers. Our distribution partners engage with us in a number of ways, including assisting us to identify prospective customers, distributing our products and services in geographies where we do not have a physical presence and distributing our products and services where they are considered complementary to other products of the partner or third party products distributed by the partner. We believe that our future success depends in part upon our ability to develop, maintain and expand strategic, long-term and profitable partnerships and reseller relationships. If we are unable to do so for any reason, including as a result of any change in the leadership of our distribution partners, or if any existing or future distribution partners fail to successfully market, resell, implement or support our products for their customers, or if distribution partners represent multiple providers and devote greater resources to market, resell, implement and support competing products and services, our future revenue growth could be impeded. Our failure to develop, maintain and expand relationships with systems integrators could harm our business.

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

We derived 46% and 50% of our revenue from international sales during the three months ended September 30, 2018 and 2017, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2018, approximately 50% of our workforce was employed in India. Of our employees in India, 38% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. The maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations due to factors such as the following:

•	transition to a subscription revenue model;
•	concerns related to liquidity of our stock;
•	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;
•	announcements of technological innovations and/or the introduction of new services by us or our competitors;
•	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
•	conditions and trends in the Internet and other technology industries; and
•	general market and economic conditions.

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

Item 6. Exhibits

Exhibits No.	Description of Exhibits

10.1#	eGain Corporation 2017 Employee Stock Purchase Plan.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Indicates management contract or compensatory plan or arrangement.

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2018	eGAIN CORPORATION

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)