Form 10-Q
period 2018-12-31
EGAIN Corp
filed 2019-02-11
CIK 1066194

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 08, 2019
Common Stock $0.001 par value	27,902,325

Table of Contents

eGAIN CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2018

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value data)

	December 31,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,222	$11,498
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $252 and $256 as of December 31, 2018 and June 30, 2018, respectively	16,178	7,389
Costs capitalized to obtain revenue contracts, net	682	986
Prepaid expenses	1,688	2,374
Other current assets	409	285
Total current assets	30,185	22,538
Property and equipment, net	468	559
Costs capitalized to obtain revenue contracts, net of current portion	1,904	891
Intangible assets, net	429	733
Goodwill	13,186	13,186
Other assets	2,039	1,715
Total assets	$48,211	$39,622

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,384	$3,905
Accrued compensation	4,463	5,706
Accrued liabilities	1,746	2,285
Deferred revenue	28,836	18,364
Capital lease obligations	7	42
Bank borrowings, net of deferred financing costs	4,996	259
Total current liabilities	42,432	30,561
Deferred revenue, net of current portion	6,136	7,833
Bank borrowings, net of current portion and deferred financing costs	—	8,941
Other long-term liabilities	980	1,000
Total liabilities	49,548	48,335
Commitments and contingencies (Note 6)
Stockholders' deficit:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 27,883 shares as of December 31, 2018 and 27,667 shares as of June 30, 2018	28	28
Additional paid-in capital	347,182	346,222
Notes receivable from stockholders	(87)	(85)
Accumulated other comprehensive loss	(1,620)	(1,618)
Accumulated deficit	(346,840)	(353,260)
Total stockholders' deficit	(1,337)	(8,713)
Total liabilities and stockholders' deficit	$48,211	$39,622

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
Subscription	$15,823	$12,629	$29,550	$24,459
Professional services	1,881	2,769	3,855	5,514
Total revenue	17,704	15,398	33,405	29,973
Cost of revenue:
Cost of subscription	3,692	3,188	7,087	6,226
Cost of professional services	1,850	2,401	3,690	4,789
Total cost of revenue	5,542	5,589	10,777	11,015
Gross profit	12,162	9,809	22,628	18,958
Operating expenses:
Research and development	3,596	3,708	7,155	7,139
Sales and marketing	4,391	4,729	8,385	8,895
General and administrative	2,046	1,768	4,206	3,574
Total operating expenses	10,033	10,205	19,746	19,608
Income (loss) from operations	2,129	(396)	2,882	(650)
Interest expense, net	(139)	(239)	(329)	(583)
Other income (expense), net	(6)	(30)	11	(161)
Income (loss) before income tax benefit (expense)	1,984	(665)	2,564	(1,394)
Income tax benefit (expense)	16	(123)	40	38
Net income (loss)	$2,000	$(788)	$2,604	$(1,356)
Per share information:
Earnings (loss) per share:
Basic	$0.07	$(0.03)	$0.09	$(0.05)
Diluted	$0.07	$(0.03)	$0.09	$(0.05)
Weighted-average shares used in computation:
Basic	27,875	27,241	27,781	27,213
Diluted	29,420	27,241	29,687	27,213

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss)	$2,000	$(788)	$2,604	$(1,356)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	44	(7)	(2)	(59)
Comprehensive income (loss)	$2,044	$(795)	$2,602	$(1,415)

See accompanying notes to condensed consolidated financial statements

eGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,604	$(1,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	304	1,007
Amortization of costs capitalized to obtain revenue contracts	302	459
Amortization of deferred financing costs	158	108
Depreciation and amortization	214	347
Provision (recovery) for doubtful accounts	182	(20)
Deferred income taxes	(342)	(2)
Stock-based compensation	698	1,055
Loss on disposal of property and equipment	66	2
Changes in operating assets and liabilities:
Accounts receivable	(8,918)	902
Costs capitalized to obtain revenue contracts	(513)	(455)
Prepaid expenses	679	683
Other current assets	(131)	(173)
Other non-current assets	13	60
Accounts payable	(1,514)	(331)
Accrued compensation	(1,179)	25
Accrued liabilities	(549)	627
Deferred revenue	12,112	5,601
Other long-term liabilities	(3)	(63)
Net cash provided by operating activities	4,183	8,476
Cash flows from investing activities:
Purchases of property and equipment	(199)	(91)
Net cash used in investing activities	(199)	(91)
Cash flows from financing activities:
Payments on bank borrowings	(11,753)	(11,219)
Proceeds from bank borrowings	7,390	2,726
Payments on capital lease obligations	(35)	(63)
Proceeds from exercise of stock options	263	138
Net cash used in financing activities	(4,135)	(8,418)
Effect of change in exchange rates on cash and cash equivalents	(125)	175
Net (decrease) increase in cash, cash equivalents and restricted cash	(276)	142
Cash, cash equivalents and restricted cash at beginning of period	11,504	10,627
Cash, cash equivalents and restricted cash at end of period	$11,228	$10,769

Supplemental cash flow disclosures:
Cash paid for interest	$178	$498
Cash paid for taxes, net of tax refunds	$129	$94

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

Basis of Presentation

The accompanying condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three and six months ended December 31, 2018 and 2017, respectively, were unaudited.

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

Revenue recognition under Topic 606 impacted our on-premise offerings that do not incorporate substantial cloud functionality. Under Topic 605, licenses that were sold with undelivered elements but without vendor-specific objective evidence (VSOE) were recognized ratably over the term of the undelivered elements. Under Topic 606, the requirement to establish VSOE for undelivered elements was eliminated. Therefore, we recognize a portion of the sales price upon delivery of the software. To the extent that amounts recognized as revenue have not been billed, the corresponding amounts are recorded as unbilled receivables and are classified in accounts receivable.

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

•

At adoption, the election to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized; and

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

Deferred Revenue

Deferred revenue primarily consists of payments received or invoiced in advance of revenue recognition from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Deferred revenue is recognized as revenue once revenue recognition criteria is met. We generally invoice our customers in annual installments. The deferred revenue balance does not represent the total transaction price of our non-cancelable cloud delivery and support arrangements.

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

Financial Impact after Initial Adoption

The following table shows cumulative adjustments included in our condensed consolidated balance sheet as of December 31, 2018 related to the adoption of Topic 606 (in thousands):

	December 31, 2018
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Balance sheet captions:
Accounts receivable, net	16,178	(9,036)	7,142
Costs capitalized to obtain revenue contracts, net	682	315	997
Costs capitalized to obtain revenue contracts, net of current portion	1,904	(1,137)	767
Deferred revenue	28,836	(61)	28,775
Deferred revenue, net of current portion	6,136	(4,628)	1,508
Accumulated deficit	(346,840)	3,816	(343,024)

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the three months ended December 31, 2018 (in thousands):

	Three Months Ended December 31, 2018
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Income statement captions:
Subscription revenue	15,823	(422)	15,401
Professional services revenue	1,881	(603)	1,278
Total revenue	17,704	(1,025)	16,679
Gross profit	12,162	(1,025)	11,137
Total operating expenses	10,033	171	10,204
Net income (loss)	2,000	(1,196)	804

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the six months ended December 31, 2018 (in thousands):

	Six Months Ended December 31, 2018
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Income statement captions:
Subscription revenue	29,550	(29)	29,521
Professional services revenue	3,855	(806)	3,049
Total revenue	33,405	(835)	32,570
Gross profit	22,628	(835)	21,793
Total operating expenses	19,746	292	20,038
Net income (loss)	2,604	(1,127)	1,477

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy support revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy support is revenue associated with support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation and training.

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

The amount of revenue that we recognize is based on (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract on a relative SSP basis; and (v) recognizing revenue when, or as, we satisfy each performance obligation in the contract typically through delivery or when control is transferred to the customer.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606 revenue guidance, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs.  However, the Company notes that such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

Our sales are derived from North America and EMEA. However, we incur operating expenses in the North America, EMEA and APAC regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three and six months ended December 31, 2018 and 2017 is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
North America	$10,065	$8,683	$18,540	$16,122
EMEA	7,639	6,715	14,865	13,851
Total revenue	$17,704	$15,398	$33,405	$29,973
Income (loss) from operations:
North America	$964	$(1,401)	$949	$(1,218)
EMEA	2,405	2,355	4,361	3,062
Asia Pacific	(1,240)	(1,350)	(2,428)	(2,494)
Income (loss) from operations	$2,129	$(396)	$2,882	$(650)

In addition, long-lived assets corresponding to our geographic areas are as follows (unaudited, in thousands):

	December 31,	June 30,
	2018	2018
Long-lived Assets:
North America	$195	$210
EMEA	130	245
Asia Pacific	143	104
Long-lived Assets	$468	$559

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. For  the three and six months ended December 31, 2018, one customer accounted for 17% and 16% of revenue, respectively. For the three and six months ended December  31, 2017, one customer accounted for 15% of revenue.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank, National Association (Wells Fargo) are capitalized and amortized over the term of the related debt using the effective interest method. As of December 31, 2018 and June 30, 2018, deferred financing costs were each $981,000, and accumulated amortization was $898,000 and $740,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $158,000 and $108,000 for the six months ended December 31, 2018 and 2017, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Stock-based compensation expense consists of expenses for stock options and employee stock purchase plan, or ESPP.

The ESPP provides that eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of Stock may be granted under the Plan, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock.

Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the costs and expenses (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Stock-Based Compensation Expense:
Cost of revenue	$70	$146	$144	$209
Research and development	108	275	224	385
Sales and marketing	54	129	100	192
General and administrative	104	186	230	269
Total stock-based compensation expense	$336	$736	$698	$1,055

Total stock-based compensation includes expense related to non-employee awards of $27,000 and $48,000 during the three and six months ended December 31, 2018, respectively.  Total stock-based compensation includes expense related to non-employee awards of $12,000 and $26,000 during the three and six months ended December 31, 2017, respectively.

Total stock-based compensation includes expense related to the ESPP of $33,000 during the three and six months ended December 31, 2018. There was no expense related to the ESPP during the three or six months ended December 31, 2017.

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

In accordance with ASC 718, as applicable to the repricing on September 19, 2017, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. As of December 31, 2017, we finalized our accounting estimates related to the repricing. Total incremental stock-based compensation expense was $445,000. We recognized $0 and $373,000 in incremental stock-based compensation during the three months ended December 31, 2018 and 2017, respectively. We recognized $3,000 and $414,000 in incremental stock-based compensation expense during the six months ended December 31, 2018 and 2017, respectively. Unrecognized incremental stock-based compensation expense was $8,000 and $31,000 as of December 31, 2018 and 2017, respectively.

During the three months ended December 31, 2018 and 2017, we granted options to purchase 122,400 and 357,400 shares of common stock with a weighted-average fair value of $3.94 and $1.16 per share, respectively.

During the six months ended December 31, 2018 and 2017, we granted options to purchase 213,250 and 1,472,541 shares of common stock with a weighted-average fair value of $5.29 and $1.26 per share, respectively.

In connection with the repricing and finalizing our estimates as of December 31, 2017, we repriced options to purchase 804,172 shares of common stock which were previously granted between May 2011 and September 2016, with a weighted-average fair value of $1.19 per share.

We used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Expected volatility	68%	59%	66%	57%
Average risk-free interest rate	2.88%	2.07%	2.85%	1.88%
Expected life (in years)	4.39	4.36	4.34	4.51
Dividend yield	—	—	—	—

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

The fair value of the ESPP stock-based expense for the three and six months ended December 31, 2018 were estimated using the following weighted-average assumptions:

Three and Six Months Ended
December 31, 2018
Expected term (in years)	0.47
Volatility	90%
Expected dividend	—
Risk-free interest rate	2.54%
Estimated forfeiture rate	—
Wieghted average grant date fair value	$2.82

During the three and six months ended December 31, 2018, ESPP purchase rights of 94,805 were granted and compensation expense related to those purchase rights but not yet recognized was approximately $235,000. During the three and six months ended December 31, 2018, no ESPP shares were issued.  As of December 31, 2018, there were 400,000 ESPP shares available for issuance under the Plan.

We base our estimate of expected life of a stock option on the historical exercise behavior and cancellations of all past option grants made by the Company during the time period which its equity shares have been publicly traded, the contractual term of the option, the vesting period and the expected remaining term of the outstanding options.

In accordance with ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Accounting, we elected to continue to estimate forfeitures in the calculation of stock-based compensation expense.

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2018 was $1.7 million, which is expected to be recognized over the weighted-average period of 1.47 years. There were 14,967 and 34,899 options exercised during the three months ended December 31, 2018 and 2017, respectively.  There were 216,253 and 138,049 options exercised during the six months ended December 31, 2018 and 2017, respectively.

Leases

The Company categorizes leases at their inception as either capital or operating leases in accordance with ASC 840, Leases. When any one of the four test criteria in ASC 840 is met, the lease then qualifies as a capital lease.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
SaaS	$11,875	$7,747	$21,599	$14,691
Legacy support	3,948	4,882	7,951	9,768
Total subscription	15,823	12,629	29,550	24,459
Professional services	1,881	2,769	3,855	5,514
Total revenue	$17,704	$15,398	$33,405	$29,973

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
North America	$10,065	$8,683	$18,540	$16,122
EMEA	7,639	6,715	14,865	13,851
Total Revenue	$17,704	$15,398	$33,405	$29,973

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

The following table presents the changes in contract liabilities (in thousands):

	Balance as of July 1, 2018 ($)	Additions ($)	Deductions ($)	Balance as of December 31, 2018 ($)
Contract liabilities:
Deferred revenue	30,064	30,326	(31,554)	28,836
Deferred revenue, net of current portion	7,411		(1,275)	6,136

With respect to deferred revenue balances as of June 30, 2018, $9.6 million and $20.1 million was recognized to revenue during the three and six months ended December 31, 2018, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of December 31, 2018, our remaining performance obligations were $66.4 million of which we expect to recognize $41.4 million and $25.0 million as revenue within one year and beyond one year, respectively.

Costs Capitalized to Obtain Revenue Contracts

We capitalize incremental costs of obtaining a non-cancelable subscription and support revenue contracts. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (ii) commissions paid to employees upon renewals of subscription and support, and (iii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

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

During the three and six months ended December 31, 2018, we capitalized $324,000 and $513,000 of costs to obtain revenue contracts, respectively, and amortized $156,000 and $302,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $2.6 million and $2.4 million as of December 31, 2018 and July 1, 2018, respectively.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss)	$2,000	$(788)	$2,604	$(1,356)
Per share information:
Earnings (loss) per share:
Basic	$0.07	$(0.03)	$0.09	$(0.05)
Diluted	$0.07	$(0.03)	$0.09	$(0.05)
Weighted-average shares used in computation:
Basic	27,875	27,241	27,781	27,213
Effect of dilutive options	1,545	—	1,906	—
Diluted	29,420	27,241	29,687	27,213

Weighted-average shares of stock options to purchase 232,634 and 3,505,992 shares of common stock for the three months ended December 31, 2018 and 2017, respectively, and weighted-average shares of stock options to purchase 184,228 and 2,926,900 shares of common stock for the six months ended December 31, 2018 and 2017, respectively, were not included in the computation of diluted net income (loss ) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement) with Wells Fargo. The Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month revenue from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. Subject to the conditions of the Credit

Agreement, the Company is required to comply with the following covenants; (i) a  Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.50 to 1.00 and (ii) a  Leverage Ratio of less than 2.50 to 1.00.

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

Amendment No. 2 modified the two financial covenants the Company is required to comply with as of the Financial Covenant Replacement Date, which is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters. As of December 31, 2018, we were in compliance with the Fixed Charge Coverage Ratio and Leverage Ratio financial covenants.

In addition, the amount of Liquidity (as defined in the Credit Agreement) which the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $19.0 million as of December 31, 2018.

As of December 31, 2018, the Company was in compliance with these financial covenant terms.

As of December 31, 2018, balances on the Term Loan, Revolving Loans and debt maturities were (unaudited, in thousands):

	December 31,	June 30,
	2018	2018
Bank Borrowings:
Term Loan	$917	$3,146
Revolving Loan	4,162	6,295
Subtotal of bank borrowings	5,079	9,441
Less amounts representing deferred financing costs, net	(83)	(241)
Total bank borrowings	4,996	9,200
Less current debt maturities	(4,996)	(259)
Bank borrowings, net of current portion and deferred financing costs	$—	$8,941

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of December 31, 2018 and during the six months ended December 31, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Act revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational corporation’s foreign operations are taxed.  As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on the mandatory deemed repatriation of cumulative earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of

21%. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Tax Act is effective for us as of July 1, 2018 (our fiscal year 2019). We estimate no GILTI income or GILTI deduction for fiscal year 2019, as of December 31, 2018.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. We have considered SAB 118, and we believe the accounting for the change of the U.S. statutory tax rate to our deferred tax balances under ASC 740 is complete and is appropriately reflected in our consolidated financial statements as of December 31, 2018.

6. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March 2022 and lease additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord provided us with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $457,000 and $448,000 as of December 31, 2018 and 2017, respectively, and is recorded other long-term liabilities on the balance sheet. We lease certain equipment and software under operating and capital leases with various expiration dates.

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

Litigation

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims that are not expected to have a material impact on our business or our consolidated financial statements. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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

As of December 31, 2018 and June 30, 2018, we did not have any material Level 1, 2, or 3 assets or liabilities.

8. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance December 31, 2018	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,181)	$429	6	Cost of sales
Developed technology	6,990	(6,990)	—	4	Research and development expense
	$8,600	$(8,171)	$429

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2018	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,047)	$563	6	Cost of sales
Developed technology	6,990	(6,820)	170	4	Research and development expense
	$8,600	$(7,867)	$733

Amortization expense related to the above intangible assets for the three months ended December 31, 2018 and 2017 was $67,000 and $503,000, respectively.  Amortization expense related to the above intangible assets for the six months ended December 31, 2018 and 2017 was $304,000 and $1.0 million, respectively.

Estimated future amortization expense remaining as of December 31, 2018 for intangible assets acquired is as follows:

Year Ending June 30,
2019	$135
2020	268
2021	26
Total future amortization expense	$429

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

We believe SaaS revenue better reflects our business momentum and to analyze progress, we disaggregate our subscription revenue growth between:

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

Non-GAAP operating income (loss) is defined as operating income (loss), adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

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

The following table presents our key financial measures, including a reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Income (loss) from operations	$2,129	$(396)	$2,882	$(650)
Add:
Stock-based compensation	336	736	698	1,055
Amortization of acquired intangibles	67	503	304	1,007
Non-GAAP income from operations	$2,532	$843	$3,884	$1,412

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

Our significant accounting policies are disclosed in our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended June 30, 2018. Additionally, we highlighted those policies that have a higher degree of judgment and complexity as discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended June 30, 2018. We have not had any material changes to our critical accounting policies and estimates during the six months ended December 31, 2018 as compared to those disclosed on our 10-K for fiscal year ended June 30, 2018 except for the adoption of ASC Topics 606 and Subtopic 340-40 as discussed in this Quarterly Report on Form 10-Q. We believe these policies are critical to the discussion of our financial condition and results of operations.

Sources of Revenues

Our revenue is comprised of two categories,  subscription and professional services. Subscription includes SaaS revenue and legacy support revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy support is revenue associated with  support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation and training.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606 revenue guidance, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs.  However, the Company notes that such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices.  Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid on milestone billing at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Financial Impact of Topic 606

We adopted Topic 606, as of July 1, 2018. In addition, we adjusted the presentation of our condensed consolidated statements of operations in connection with our cloud delivery model.

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the three months ended December 31, 2018 (in thousands):

	December 31,		December 31,
	2018		2017
	Reported under Topic 606 ($)	Reported under Topic 605 ($)	Reported under Topic 605 ($)
Income statement captions:
Subscription revenue	15,823	15,401	12,629
Professional services revenue	1,881	1,278	2,769
Total revenue	17,704	16,679	15,398
Gross profit	12,162	11,137	9,809
Total operating expenses	10,033	10,204	10,205
Net income (loss)	2,000	804	(788)

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the six months ended December 31, 2018 (in thousands):

	December 31,		December 31,
	2018		2017
	Reported under Topic 606 ($)	Reported under Topic 605 ($)	Reported under Topic 605 ($)
Income statement captions:
Subscription revenue	29,550	29,521	24,459
Professional services revenue	3,855	3,049	5,514
Total revenue	33,405	32,570	29,973
Gross profit	22,628	21,793	18,958
Total operating expenses	19,746	20,038	19,608
Net income (loss)	2,604	1,477	(1,356)

Deferred Revenue and Unbilled Deferred Revenue

Deferred revenue primarily consists of payments received or invoiced in advance of revenue recognition from cloud delivery arrangements, term license, and embedded OEM royalties and support services. Deferred revenue is recognized as revenue once revenue recognition criteria are met. We generally invoice customers in annual installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
Subscription	89%	82%	88%	82%
Professional services	11%	18%	12%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	21%	21%	21%	21%
Cost of professional services	10%	15%	11%	16%
Total cost of revenue	31%	36%	32%	37%
Gross profit	69%	64%	68%	63%
Operating expenses:
Research and development	20%	24%	21%	23%
Sales and marketing	25%	31%	25%	30%
General and administrative	12%	12%	13%	12%
Total operating expenses	57%	67%	59%	65%
Income (loss) from operations	12%	(3)%	9%	(2)%

Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Subscription	$15,823	$12,629	$3,194	25%	$29,550	$24,459	$5,091	21%
Professional services	1,881	2,769	(888)	(32)%	3,855	5,514	(1,659)	(30)%
Total revenue	$17,704	$15,398	$2,306	15%	$33,405	$29,973	$3,432	11%

Total revenue, which is comprised of subscription and professional services revenue, increased by 15% to $17.7 million for the three months ended December 31, 2018 from $15.4 million in the comparable period in 2017.  Total revenue increased by 11% to $33.4 million for the six months ended December 31, 2018 from $30.0 million in the comparable period in 2017.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $273,000 and an increase of $435,000 in total revenue during the three months ended December 31, 2018 and 2017, respectively.  Foreign exchange rate fluctuation resulted in a decrease of $342,000 and an increase of $468,000 in total revenue during the six months ended December 31, 2018 and 2017, respectively.

Additionally, our revenue was impacted by the adoption of Topic 606 during the six months ended December 31, 2018. We adopted the new revenue guidance as of July 1, 2018 with no comparable adjustments to the prior period.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
SaaS revenue	$11,875	$7,747	$4,128	53%	$21,599	$14,691	$6,908	47%
Percentage of total revenue	67%	50%			65%	49%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. SaaS revenue was $11.9 million and $7.7 million during the three months ended December 31, 2018 and 2017, respectively, which represented an increase of 53% or $4.1 million. SaaS revenue represented 67% and 50% of total revenue for the three months ended December 31, 2018 and 2017, respectively.

SaaS revenue was $21.6 million and $14.7 million during the six months ended December 31, 2018 and 2017, respectively, which represented an increase of 47% or $6.9 million. SaaS revenue represented 65% and 49% of total revenue for the six months ended December 31, 2018 and 2017, respectively.

Excluding decreases of $132,000 and $156,000 due to foreign exchange rate fluctuation, SaaS revenues increased by $4.3 million and $7.1 million during the three and six months ended December 31, 2018 as compared to the comparable periods in 2017. In connection with our SaaS transition, we continued to sell SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS. We expect our SaaS revenue to increase during fiscal year 2019.

Legacy Support Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Legacy support revenue	$3,948	$4,882	$(934)	(19)%	$7,951	$9,768	$(1,817)	(19)%
Percentage of total revenue	22%	32%			24%	33%

Legacy support revenue is revenue associated with perpetual license arrangements that we no longer sell. Legacy support revenue was $3.9 million and $4.9 million during the three months ended December 31, 2018 and 2017, respectively, which represented a decrease of 19% or $934,000. Legacy support revenue represented 22% and 32% of total revenue for the three months ended December 31, 2018 and 2017, respectively.

Legacy support revenue was $8.0 million and $9.8 million during the six months ended December 31, 2018 and 2017, respectively, which represented a decrease of 19% or $1.8 million. Legacy support revenue represented 24% and 33% of total revenue for the six months ended December 31, 2018 and 2017, respectively.

Excluding decreases of $104,000 and $135,000 due to foreign exchange rate fluctuation, legacy support revenues decreased by $830,000 and $1.7 million during the three and six months ended December 31, 2018 as compared to the comparable periods in 2017. In connection with our SaaS transition, we continue to migrate our legacy perpetual license clients to SaaS. We expect our support fees for legacy perpetual license clients to decline during fiscal year 2019.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Professional services revenue	$1,881	$2,769	$(888)	(32)%	$3,855	$5,514	$(1,659)	(30)%
Percentage of total revenue	11%	18%			12%	18%

Professional services revenue includes consulting, implementation and training. Professional services revenue was $1.9 million and $2.8 million during the three months ended December 31, 2018 and 2017, respectively, which represented a decrease of 32% or $888,000.  Professional services revenue represented 11% and 18% of total revenue for the three months ended December 31, 2018 and 2017, respectively.

Professional services revenue was $3.9 million and $5.5 million during the six months ended December 31, 2018 and 2017, respectively, which represented a decrease of 30% or $1.7 million. Professional services revenue represented 12% and 18% of total revenue for the six months ended December 31, 2018 and 2017, respectively.

Excluding decreases of $37,000 and $51,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $851,000 and $1.6 million during the three and six months ended December 31, 2018 as compared to the comparable periods in 2017. In connection with our SaaS Transition, our cloud customers required less professional services. We expect our professional services to decline during fiscal year 2019.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Domestic	$10,065	$8,683	$1,382	16%	$18,540	$16,122	$2,418	15%
International	7,639	6,715	924	14%	14,865	13,851	1,014	7%
Total revenue	$17,704	$15,398	$2,306	15%	$33,405	$29,973	$3,432	11%

Revenue from domestic sales increased by 16% from $8.7 million during the three months ended December 31, 2017 to $10.1 million during the three months ended December 31, 2018 due to an increase of (i) $2.1 million in SaaS revenue and (ii) $62,000 in legacy support revenue; partially offset by a  decrease of (i) $782,000 in professional services revenue.

Revenue from domestic sales increased by 15% from $16.1 million during the six months ended December 31, 2017 to $18.5 million during the six months ended December 31, 2018 due to an increase of (i) $3.3 million in SaaS revenue and (ii) $184,000 in legacy support revenue; partially offset by a decrease of (i) $1.1 million in professional services revenue.

Revenue from international sales increased by 14% from $6.7 million for the three months ended December 31, 2017 to $7.6 million during the three months ended December 31, 2018, due to an increase of (i) $2.0 million in SaaS revenue; partially offset by decreases of (i) $996,000 in legacy support revenue and (ii) $106,000 in professional services revenue.

Revenue from international sales increased by 7% from $13.9 million for the six months ended December 31, 2017 to $14.9 million during the six months ended December 31, 2018, due to an increase of (i) $3.6 million in SaaS revenue partially offset by decreases of (i) $2.0 million in legacy support revenue and (ii) of $579,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Subscription	$3,692	$3,188	$504	16%	$7,087	$6,226	$861	14%
Professional services	1,850	2,401	(551)	(23)%	3,690	4,789	(1,099)	(23)%
Total cost of revenue	$5,542	$5,589	$(47)	(1)%	$10,777	$11,015	$(238)	(2)%
Percentage of total revenue	31%	36%			32%	37%
Gross margin	69%	64%			68%	63%

Cost of revenue includes personnel costs and consulting services for our cloud services and support as well as occupancy costs and overhead.

Total cost of revenue decreased by 1% to $5.5 million during the three months ended December 31, 2018 from $5.6 million in the comparable period in 2017. Excluding a decrease of $125,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, cost of revenue increased by $78,000 primarily due to increases of (i) $292,000 in cloud-related expenses; and (ii) $20,000 in outside consulting services; partially offset by a decrease of $234,000 in personnel and personnel-related expenses.

Total cost of revenue decreased by 2% to $10.8 million during the six months ended December 31, 2018 from $11.0 million in the comparable period in 2017. Excluding a decrease of $181,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, cost of revenue decreased by $57,000 primarily due to a decrease of (i) $783,000 in personnel and personnel-related expenses; partially offset by increases of (i) $650,000 in cloud-related expenses; and (ii) $76,000 in outside consulting services.

Excluding decreases of $67,000 and $91,000 due to foreign exchange rate fluctuation, cost of subscription revenues increased by $571,000 and $952,000 during the three and six months ended December 31, 2018 from the comparable periods in 2017.

Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Excluding decreases of $57,000 and $90,000 due to foreign exchange rate fluctuation, cost of professional services revenues decreased by $494,000 and $1.0 million during the three and six months ended December 31, 2018 from the comparable periods in 2017.

In connection with our SaaS transition, our cloud customers required less professional services.

Excluding any future foreign exchange rate fluctuation, we expect our cost of professional services to decrease during fiscal year 2019 which would be consistent with the expected decline in professional services revenue.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Research and development	$3,596	$3,708	$(112)	(3)%	$7,155	$7,139	$16	0%
Percentage of total revenue	20%	24%			21%	23%

Research and development expense primarily consists of compensation and benefits for our engineering, product management and development, and quality assurance personnel, fees for outside consultants and, to a lesser extent, occupancy costs and related overhead.

Research and development expense decreased 3% to $3.6 million for the three months ended December 31, 2018 from $3.7 million in the comparable period in 2017.  Excluding a decrease of $89,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense decreased primarily due to a  decrease of (i) $437,000 in amortization of intangible assets; partially offset by increases of (i) $334,000 in personnel-related costs, and (ii) $81,000 of outside consulting costs.

Research and development expense increased less than 1% to  $7.2 million for the six months ended December 31, 2018 from $7.1 million in the comparable period in 2017. Excluding a decrease of $143,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $691,000 in personnel and personnel-related expenses; and (ii) $172,000 in outside consulting costs; partially offset be a decrease of (i) $704,000 in amortization of intangible assets.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in fiscal year 2019 based on our product development plans.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Sales and marketing	$4,391	$4,729	$(338)	(7)%	$8,385	$8,895	$(510)	(6)%
Percentage of total revenue	25%	31%			25%	30%

Sales and marketing expense primarily consist of compensation and benefits for our sales, marketing and business development personnel, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expense decreased by 7% to $4.4 million during the three months ended December 31, 2018 from $4.7 million in the comparable period in 2017.  Excluding a decrease of $66,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense decreased primarily due to decreases of (i) $197,000 in personnel and personnel-related expenses; (ii) $48,000 in outside consulting services; and (iii) $27,000 in marketing program expenses.

Sales and marketing expense decreased by 6% to $8.4 million during the six months ended December 31, 2018 from $8.9 million in the comparable period in 2017.  Excluding a decrease of $120,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense decreased primarily due to decreases of (i) $257,000 in personnel and personnel-related expenses; (ii) $89,000 in outside consulting services; and (iii) $44,000 in marketing program expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase or remain relatively consistent as a percentage of total revenue in fiscal year 2019.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
General and administrative	$2,046	$1,768	$278	16%	$4,206	$3,574	$632	18%
Percentage of total revenue	12%	12%			13%	12%

General and administrative expense primarily consist of compensation and benefits for our finance, human resources, administrative and legal personnel, fees for outside professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

General and administrative expense increased by 16% to $2.0 million during the three months ended December 31, 2018 from $1.8 million in the comparable period in 2017. Excluding a decrease of $29,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $178,000 in accounting and audit expenses; (ii) $126,000 in bad debt and administrative expenses; and (iii) $52,000 in outside consulting; partially offset by an decreases of (i) $33,000 in personnel and personnel-related expenses; and (ii) $16,000 in legal costs.

General and administrative expense increased by 18% to $4.2 million during the six months ended December 31, 2018 from $3.6 million in the comparable period in 2017.  Excluding a decrease of $47,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $260,000 in personnel and personnel-related expenses; (ii) $178,000 in accounting and audit expenses; (iii) $162,000 in outside consulting services; and (iv) $137,000 in administrative expenses, partially offset by a decrease of $58,000 in legal costs.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to decrease or remain relatively consistent as a percentage of total revenue in fiscal year 2019.

Income (Loss) from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2018	2017	Change		2018	2017	Change
Income (loss) from operations	$2,129	$(396)	$2,525	638%	$2,882	$(650)	$3,532	543%
Operating margin	12%	(3)%			9%	(2)%

Income from operations was $2.1 million with an operating margin of 12% during the three months ended December 31, 2018. Income from operations during the three months ended December 31, 2018 included (i) $336,000 of stock-based compensation; (ii) $67,000 of amortization of intangible assets; and (iii) $156,000 of amortization of costs capitalized to obtain revenue contracts.

Income from operations was $2.9 million with an operating margin of 9% during the six months ended December 31, 2018. Income from operations during the six months ended December 31, 2018 included (i) $698,000 of stock-based compensation; (ii) $304,000 of amortization of intangible assets; and (iii) $302,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $139,000 and $239,000 during the three months ended December 31, 2018 and 2017, respectively. Interest expense, net was $329,000 and $583,000 during the six months ended December 31, 2018 and 2017, respectively. Interest expense decreased due to lower interest paid on reduced average bank borrowings. We expect a reduction in our interest expense due to reduced outstanding bank borrowings.

Other Income (Expense), Net

Other expense, net was $6,000 and $30,000 during the three months ended December 31, 2018 and 2017, respectively. Other income, net was $11,000 for the six months ended December 31, 2018 compared to other expense, net of $161,000 for the comparable period in 2017.  Other income and expense primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

We recorded an income tax benefit of $16,000 and an income tax provision of $123,000 for the three months ended December 31, 2018 and 2017, respectively. We recorded an income tax benefit of $40,000 and $38,000 for the six months ended December 31, 2018 and 2017, respectively. The income tax benefit for the period primarily related to our income

(loss) before income tax benefit, on a year-to-date basis, from foreign subsidiaries, the state minimum tax and the foreign withholding tax.

Liquidity and Capital Resources

Overview

Our cash, cash equivalents and restricted cash were $11.2 million and $11.5 million as of December 31, 2018 and June 30, 2018, respectively. Our working capital was a negative $12.2 million as of December 31, 2018 compared to a negative working capital of $8.0 million as of June 30, 2018. As of December 31, 2018, our deferred revenue was $35.0 million as compared to $26.2 million as of June 30, 2018. Total deferred revenue, a metric that we use which represents the sum of (i) deferred revenue that is reported on our condensed consolidated balance sheet and (ii) unbilled deferred revenue which is off-balance sheet, was $66.4 million as of December 31, 2018, down from $77.6 million as of June 30, 2018.

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

Excluding deferred financing costs, we reduced bank borrowings by $4.4 million to $5.0 million as of December 31, 2018 from $9.4 million as of June 30, 2018. We have available credit of $10.8 million in revolving loan commitments with Wells Fargo as of December 31, 2018.

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

Cash Flows

Net cash provided by operating activities was $4.2 million during the six months ended December 31, 2018 compared to $8.5 million during the comparable period in 2017.  Net cash provided by operating activities decreased by $4.3 million primarily due to the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements before adjusting for the amortization of acquired intangible assets, costs capitalized to obtain revenue contracts, and deferred financing costs, depreciation and amortization, provision for doubtful accounts, deferred income taxes, stock-based compensation and changes in working capital accounts. Prior to adopting Topic 606, we netted down our accounts receivable and deferred revenue for amounts that were invoiced but not collected.

We no longer net down our accounts receivable and deferred revenue with the adoption of Topic 606 which resulted in an increase of $14.3 million in accounts receivable and deferred revenue from the adoption impact at July 1, 2018.

Net cash provided by operating activities was $8.5 million during the six months ended December 31, 2017 compared to net cash used in operating activities of $1.3 million during the comparable period in 2016. Net cash provided by operating activities increased by $9.8 million primarily due to net loss of $1.4 million compared to a net loss of $3.5 million before adjusting for amortization of intangible assets, costs capitalized to obtain revenue contracts (previously captioned as amortization of deferred commissions), and deferred financing costs, depreciation and amortization, provision for doubtful accounts, stock-based compensation, loss on disposal of fixed assets and changes in operating assets and liabilities and an increase in deferred revenue of $3.9 million.

Net cash used in investing activities was $199,000 during the six months ended December 31, 2018 compared to net cash used in investing activities of $91,000 during the comparable period in 2017.  Net cash used in investing activities related to the purchase of equipment and software to support cloud infrastructure and equipment for new employees.

Net cash used in investing activities was $91,000 during the six months ended December 31, 2017 compared to net cash used in investing activities of $223,000 during the comparable period in 2016. Net cash used in investing activities related to the purchase of property and equipment and software to support cloud infrastructure and equipment for new employees.

Net cash used in financing activities was $4.1 million during the six months ended December 31, 2018 compared to net cash used in financing activities of $8.4 million during the comparable period in 2017. Net cash used in financing activities primarily included (i) $11.8 million in payments on bank borrowings; and (ii) $35,000 in payments on capital lease obligations; partially offset by (a) $7.4 million in proceeds from bank borrowings; and (b) $263,000 in proceeds from the exercise of stock options.

Net cash used in financing activities was $8.4 million during the six months ended December 31, 2017 compared to net cash used in financing activities of $451,000 during the comparable period in 2016.  Net cash used in financing activities related to (i) $11.2 million in payments on bank borrowings; and (ii) $63,000 in payments on capital lease obligations; partially offset by (a) $2.7 million in proceeds from bank borrowings; and (b) $138,000 in proceeds from the exercise of stock options.

Commitments

There was no other significant change to our contractual obligations since June 30, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2018 totaled approximately $13.6 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.36 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of December 31, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in various legal proceedings and claims related to alleged infringement of intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims.

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

If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.

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

Factors that could harm our ability to improve our gross margins, which may affect our operating profitability, include:

•

increased costs to license and maintain third party software embedded in our software applications or the cost to create or substitute such third-party software if it can no longer be licensed on commercially reasonable terms;

•	our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and general economic conditions limiting customer demand;
•

increased cost of third-party services providers, including data centers for our cloud operations and professional services contractors performing implementation and technical support services to cloud customers;

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

Our credit agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), provides a term loan in the amount of $10.0 million and revolving loan commitments to us in an amount not to exceed $15 million. The Credit Agreement contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

The long sales cycle for our products may cause license and subscription revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Since our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with a potential customer.

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

We may not be able to raise additional capital on acceptable terms, if at all, or without dilution to our stockholders. Failure to raise capital when needed may limit our ability to grow our business and expand our operations.

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors. We may seek additional funding to finance our operations or should we make acquisitions. We may also need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we raise additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. In addition, the terms of these securities could impose restrictions on our operations. If we are not able to raise additional funds or on terms acceptable to us, if and when needed, our ability to fund our operations, take advantage of opportunities, develop or expand our business could be significantly limited.

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

If we acquire companies or technologies, we may not realize the expected business benefits, the acquisitions could prove difficult to integrate, disrupt our business and adversely affect our operations.

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. For example in August 2014, we acquired Exony Ltd. Acquisitions and investments involve numerous risks, including:

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

The market for customer engagement software is intensely competitive, and our business will be adversely affected if we are unable to successfully compete.

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

If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.

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

Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.

Our success and future growth depend in part upon the skills, experience, performance and continued service of our distribution partners, including software and hardware vendors and resellers. Our distribution partners engage with us in a number of ways, including assisting us to identify prospective customers, distributing our products and services in geographies where we do not have a physical presence and distributing our products and services where they are considered complementary to other products of the partner or third-party products distributed by the partner. We believe that our future success depends in part upon our ability to develop, maintain and expand strategic, long-term and profitable partnerships and reseller relationships. If we are unable to do so for any reason, including as a result of any change in the leadership of our distribution partners, or if any existing or future distribution partners fail to successfully market, resell, implement or support our products for their customers, or if distribution partners represent multiple providers and devote greater resources to market, resell, implement and support competing products and services, our future revenue growth could be impeded. Our failure to develop, maintain and expand relationships with systems integrators could harm our business.

We sometimes rely on systems integrators to recommend our products to their customers and to install and support our products for their customers. We likewise depend on broad market acceptance by these system integrators of our product and service offerings. Our agreements generally do not prohibit competitive offerings and systems integrators may develop market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by their customers. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated, our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third-party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.

We derived 43% and 44% of our revenue from international sales during the three months ended December 31, 2018 and 2017, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2018, approximately 50% of our workforce was employed in India. Of our employees in India, 40% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support, or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Difficulties and delays in customers implementing our products could harm our revenue and margins.

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

The Digital Millennium Copyright Act, or DMCA, is intended, among other things, to reduce the liability of online service providers for listing or linking to third-party web properties that include materials that infringe copyrights or rights of others. Additionally, portions of The Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Certain questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

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

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights that can be time-consuming, incur substantial costs and divert the attention of management, which could adversely affect our operations and cash flow.

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

Our insiders who are significant stockholders have the ability to exercise significant control over matters requiring stockholder approval, including the election of our board of directors, and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of December 31, 2018, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-European Union (EU) and U.S. - Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) to the U.S. As a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe

Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA requiring us to rely on alternative mechanisms permitted under European law, such as consent and EU-specified standard contractual clauses.  The U.S. - EU Safe Harbor was replaced with the EU-U.S. Privacy Shield (Privacy Shield) in July 2016 and, starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification. We have self-certified with the Privacy Shield. Nevertheless, some of the mechanisms permitting transfer of data from the EU to the U.S. have been subject to challenges, whose outcomes remain uncertain.

Furthermore, on May 25, 2018, the EU’s GDPR became enforceable, imposing new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. It is possible that these new laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability (including potential liability exposure through higher potential penalties for non-compliance),  require us to make changes to our services to enable us and/or our customers to meet the new legal requirements, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries.  Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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

Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could limit our ability to provide services and harm our business.

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it could adversely affect our ability to provide our services to certain customers and harm our business.

In some cases, industry-specific laws, regulations or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

We may need to license third-party technologies and may be unable to do so on commercially reasonable terms or in a timely manner.

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

We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.

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

We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.

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

In March 2017, the United Kingdom (UK) served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty if the terms of such relationship will be agreed and implemented prior to the UK’s scheduled exit from the EU in March 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 11, 2019	eGAIN CORPORATION

	By	/s/ Eric Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)