Form 10-Q
period 2019-03-31
EGAIN Corp
filed 2019-05-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 par value	EGAN	The Nasdaq Stock Market LLC

The number of outstanding shares of the registrant’s common stock, $0.001 par value per share, was 30,318,260 as of May 8, 2019.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31,078	$11,498
Restricted cash	6	6
Accounts receivable, less allowance for doubtful accounts of $336 and $256 as of March 31, 2019 and June 30, 2018, respectively	15,139	7,389
Costs capitalized to obtain revenue contracts, net	734	986
Prepaid expenses	2,217	2,374
Other current assets	497	285
Total current assets	49,671	22,538
Property and equipment, net	456	559
Costs capitalized to obtain revenue contracts, net of current portion	1,928	891
Intangible assets, net	362	733
Goodwill	13,186	13,186
Other assets	2,171	1,715
Total assets	$67,774	$39,622

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,683	$3,905
Accrued compensation	6,007	5,706
Accrued liabilities	2,290	2,285
Deferred revenue	26,316	18,364
Capital lease obligations	1	42
Bank borrowings, net of deferred financing costs	7	259
Total current liabilities	38,304	30,561
Deferred revenue, net of current portion	6,985	7,833
Bank borrowings, net of current portion and deferred financing costs	—	8,941
Other long-term liabilities	969	1,000
Total liabilities	46,258	48,335
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 30,159 shares as of March 31, 2019 and 27,667 shares as of June 30, 2018	30	28
Additional paid-in capital	368,599	346,222
Notes receivable from stockholders	(87)	(85)
Accumulated other comprehensive loss	(1,584)	(1,618)
Accumulated deficit	(345,442)	(353,260)
Total stockholders' equity (deficit)	21,516	(8,713)
Total liabilities and stockholders' equity (deficit)	$67,774	$39,622

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue:
Subscription	$15,318	$13,364	$44,868	$37,823
Professional services	1,686	2,381	5,540	7,895
Total revenue	17,004	15,745	50,408	45,718
Cost of revenue:
Cost of subscription	3,625	3,317	10,711	9,543
Cost of professional services	1,672	2,118	5,362	6,907
Total cost of revenue	5,297	5,435	16,073	16,450
Gross profit	11,707	10,310	34,335	29,268
Operating expenses:
Research and development	3,622	3,641	10,777	10,780
Sales and marketing	4,320	4,360	12,706	13,255
General and administrative	1,976	1,865	6,180	5,439
Total operating expenses	9,918	9,866	29,663	29,474
Income (loss) from operations	1,789	444	4,672	(206)
Interest expense, net	(120)	(215)	(449)	(798)
Other expense, net	(199)	(188)	(189)	(349)
Income (loss) before income tax expense	1,470	41	4,034	(1,353)
Income tax expense	(72)	(140)	(32)	(102)
Net income (loss)	$1,398	$(99)	$4,002	$(1,455)
Per share information:
Earnings (loss) per share:
Basic	$0.05	$(0.00)	$0.14	$(0.05)
Diluted	$0.05	$(0.00)	$0.13	$(0.05)
Weighted-average shares used in computation:
Basic	28,426	27,350	27,993	27,258
Diluted	30,229	27,350	29,909	27,258

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income (loss)	$1,398	$(99)	$4,002	$(1,455)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	36	(96)	34	(155)
Comprehensive income (loss)	$1,434	$(195)	$4,036	$(1,610)

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2018	27,667	$28	$346,222	$(85)	$(1,618)	$(353,260)	$(8,713)
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2016-16	-	-	-	-	-	3,816	3,816
Interest on stockholder notes	-	-	-	(2)	-	-	(2)
Issuance of common stock upon exercise of stock options	492	-	975	-	-	-	975
Issuance of common stock from public offering, net of issuance costs	2,000	2	20,205	-		-	20,207	*
Stock-based compensation	-	-	1,197	-	-	-	1,197
Foreign currency translation adjustments	-	-	-	-	34	-	34
Net income	-	-	-	-	-	4,002	4,002
Balances as of March 31, 2019	30,159	$30	$368,599	$(87)	$(1,584)	$(345,442)	$21,516

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	27,883	$28	$347,182	$(87)	$(1,620)	$(346,840)	$(1,337)
Issuance of common stock upon exercise of stock options	276	-	711	-	-	-	711
Issuance of common stock from public offering, net of issuance costs	2,000	2	20,205	-	-	-	20,207	*
Stock-based compensation	-	-	501	-	-	-	501
Foreign currency translation adjustments	-	-	-	-	36	-	36
Net income	-	-	-	-	-	1,398	1,398
Balances as of March 31, 2019	30,159	$30	$368,599	$(87)	$(1,584)	$(345,442)	$21,516

*Accrued liabilities of $185,000 included for stock issuance costs

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2017	27,127	$27	$343,367	$(83)	$(1,663)	$(351,269)	$(9,621)
Interest on stockholder notes	-	-	-	(2)	-	-	(2)
Issuance of common stock upon exercise of stock options	346	1	678	-	-	-	679
Stock-based compensation	-	-	1,363	-	-	-	1,363
Foreign currency translation adjustments	-	-	-	-	(155)	-	(155)
Net loss	-	-	-	-	-	(1,455)	(1,455)
Balances as of March 31, 2018	27,473	$28	$345,408	$(85)	$(1,818)	$(352,724)	$(9,191)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of December 31, 2017	27,258	$27	$344,561	$(84)	$(1,722)	$(352,625)	$(9,843)
Interest on stockholder notes	-	-	-	(1)	-	-	(1)
Issuance of common stock upon exercise of stock options	215	1	540	-	-	-	541
Stock-based compensation	-	-	307	-	-	-	307
Foreign currency translation adjustments	-	-	-	-	(96)	-	(96)
Net loss	-	-	-	-	-	(99)	(99)
Balances as of March 31, 2018	27,473	$28	$345,408	$(85)	$(1,818)	$(352,724)	$(9,191)

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,002	$(1,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	371	1,511
Amortization of costs capitalized to obtain revenue contracts	481	697
Amortization of deferred financing costs	242	178
Depreciation and amortization	293	489
Provision (recovery) of doubtful accounts	263	11
Deferred income taxes	(380)	(197)
Stock-based compensation	1,197	1,363
Loss on disposal of property and equipment	69	2
Changes in operating assets and liabilities:
Accounts receivable	(7,818)	893
Costs capitalized to obtain revenue contracts	(742)	(739)
Prepaid expenses	151	569
Other current assets	(219)	(195)
Other non-current assets	(85)	72
Accounts payable	(217)	(316)
Accrued compensation	337	895
Accrued liabilities	(218)	(1,177)
Deferred revenue	10,266	5,781
Other long-term liabilities	(23)	(95)
Net cash provided by operating activities	7,970	8,287
Cash flows from investing activities:
Purchases of property and equipment	(272)	(104)
Net cash used in investing activities	(272)	(104)
Cash flows from financing activities:
Payments on bank borrowings	(16,869)	(15,574)
Proceeds from bank borrowings	7,435	6,970
Payments on capital lease obligations	(41)	(86)
Payments made for deferred financing costs	—	(31)
Proceeds from exercise of employee stock options	975	679
Proceeds from follow-on public offering, net of issuance costs	20,392	—
Net cash provided by (used in) financing activities	11,892	(8,042)
Effect of change in exchange rates on cash and cash equivalents	(10)	166
Net increase in cash, cash equivalents and restricted cash	19,580	307
Cash, cash equivalents and restricted cash at beginning of period	11,504	10,627
Cash, cash equivalents and restricted cash at end of period	$31,084	$10,934

Supplemental cash flow disclosures:
Cash paid for interest	$211	$650
Cash paid for taxes, net of tax refunds	$189	$101

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the three and nine months ended March 31, 2019 and 2018, respectively, were unaudited.

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

Follow-On Public Offering

In March 2019, we completed a follow-on public offering, in which we issued 2 million shares of our common stock at a public offering price of $11.00 per share. In April 2019, the underwriters exercised an over-allotment option to purchase 149,000 additional shares of our common stock. As of March 31, 2019, we received net proceeds of $20.2 million after deducting underwriting discounts and commissions of $1.4 million and other offering expenses of $400,000, of which $185,000 is classified in accrued liabilities.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance to determine which implementation costs to recognize and defer as an asset. This update is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2020). We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based awards granted to non-employees in exchange for goods or services. The accounting for employees and non-employees will be substantially aligned. This update is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020) and interim periods within those fiscal years. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides the option to reclassify tax effects to retained earnings relating to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the U.S. Tax Act. This update is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that we recognize lease assets and liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those annual periods. Early adoption is permitted provided that ASC 606, Revenue

Recognition, has been adopted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

Pronouncements Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance in connection with the adoption of ASC 606 as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides specific guidance on how to classify restricted cash. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), and interim periods within those fiscal years. We adopted this guidance as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our financial statements.

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

The adoption of Topic 606 did not significantly impact the revenue recognition of our cloud delivery arrangements, our maintenance and support arrangements, or our time and materials-based professional services. Additionally, our estimate of SSP remains consistent with our estimate of best estimated selling price (BESP) under Topic 605. When we determine the transaction price in an arrangement, we include estimates of variable consideration such as usage-based surcharges and potential refunds or credits for service level credits, volume rebates, and tenure discounts.

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

Costs Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs of obtaining a non-cancelable subscription and support revenue contracts. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (ii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

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

During the three and nine months ended March 31, 2019, we capitalized $227,000 and $742,000 of costs to obtain revenue contracts, respectively, and amortized $179,000 and $481,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $2.7 million and $2.4 million as of March 31, 2019 and July 1, 2018, respectively.

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

Financial Impact after Initial Adoption

The following table shows cumulative adjustments included in our condensed consolidated balance sheet as of March 31, 2019 related to the adoption of Topic 606 (in thousands):

	March 31, 2019
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Balance sheet captions:
Accounts receivable, net	15,139	(7,887)	7,252
Costs capitalized to obtain revenue contracts, net	734	303	1,037
Costs capitalized to obtain revenue contracts, net of current portion	1,928	(1,280)	648
Deferred revenue	26,316	231	26,547
Deferred revenue, net of current portion	6,985	(3,901)	3,084
Accumulated deficit	(345,442)	(4,955)	(350,397)

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Income statement captions:
Subscription revenue	15,318	63	15,381
Professional services revenue	1,686	70	1,756
Total revenue	17,004	133	17,137
Gross profit	11,707	133	11,840
Total operating expenses	9,918	146	10,064
Net income (loss)	1,398	(13)	1,385

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the nine months ended March 31, 2019 (in thousands):

	Nine Months Ended March 31, 2019
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Income statement captions:
Subscription revenue	44,868	34	44,902
Professional services revenue	5,540	(735)	4,805
Total revenue	50,408	(701)	49,707
Gross profit	34,335	(701)	33,634
Total operating expenses	29,663	438	30,101
Net income (loss)	4,002	(1,139)	2,863

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

We allocate the transaction price to each performance obligation on a relative standalone selling price. The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon milestone billing or acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.

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

Our sales are derived from North America and EMEA. However, we incur operating expenses in the North America, EMEA and APAC regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three and nine months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue:
North America	$9,669	$8,546	$28,209	$24,668
EMEA	7,335	7,199	22,199	21,050
Total revenue	$17,004	$15,745	$50,408	$45,718
Income (loss) from operations:
North America	$1,270	$(156)	$2,219	$(1,652)
EMEA	1,740	1,644	6,101	4,404
Asia Pacific	(1,221)	(1,044)	(3,648)	(2,958)
Income (loss) from operations	$1,789	$444	$4,672	$(206)

In addition, long-lived assets corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2019	2018
Long-lived Assets:
North America	$184	$210
EMEA	120	245
Asia Pacific	152	104
Long-lived Assets	$456	$559

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. For the three and nine months ended March 31, 2019, one customer accounted for 16% and 17% of our revenue, respectively. For the three and nine months ended March  31, 2018, one customer accounted for 16% and 15% of our revenue, respectively.

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

Deferred Financing Costs

Costs relating to obtaining the credit agreement (as amended from time to time, Credit Agreement) with Wells Fargo Bank, National Association, as administrative agent (Wells Fargo) were capitalized and amortized over the term of the related debt using the effective interest method. As of March 31, 2019 and June 30, 2018, deferred financing costs were each $981,000, and accumulated amortization was $981,000 and $740,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $242,000 and $178,000 for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the principal term loan balance with Wells Fargo was paid off, and the remaining unamortized financing costs were removed from the related accounts and charged to operations as interest expense.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Stock-based compensation expense consists of expenses for stock options and our employee stock purchase plan (ESPP).

The ESPP provides that eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock.

Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Stock-Based Compensation Expense:
Cost of revenue	$97	$51	$241	$260
Research and development	163	59	387	444
Sales and marketing	81	74	181	266
General and administrative	158	124	388	393
Total stock-based compensation expense	$499	$308	$1,197	$1,363

Total stock-based compensation includes expense related to non-employee awards of $95,000 and $143,000 during the three and nine months ended March 31, 2019, respectively.  Total stock-based compensation includes expense related to non-employee awards of $24,000 and $49,000 during the three and nine months ended March 31, 2018, respectively.

Total stock-based compensation includes expense related to the ESPP of $128,000 and $161,000 during the three and nine months ended March 31, 2019. There was no expense related to the ESPP during the three or nine months ended March 31, 2018.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on a Registration Statement on Form S-8.

During the three months ended March 31, 2019 and 2018, we granted options to purchase 24,000 and 54,400 shares of common stock with a weighted-average fair value of $7.86 and $3.04 per share, respectively.

During the nine months ended March 31, 2019 and 2018, we granted options to purchase 237,250 and 1,526,941 shares of common stock with a weighted-average fair value of $5.21 and $1.33 per share, respectively.

We used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Expected volatility	71%	60%	67%	57%
Average risk-free interest rate	2.47%	2.54%	2.81%	1.90%
Expected life (in years)	4.43	4.33	4.35	4.50
Dividend yield	—	—	—	—

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

The fair value of the ESPP stock-based expense for the three and nine months ended March 31, 2019 were estimated using the following weighted-average assumptions:

Three and Nine Months Ended
March 31, 2019
Expected term (in years)	0.47
Volatility	90%
Expected dividend	—
Risk-free interest rate	2.54%
Estimated forfeiture rate	—
Wieghted average grant date fair value	$2.82

During the three and nine months ended March 31, 2019, employees were granted the right to purchase an aggregate of 94,805 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2019 was $267,000. During the three and nine months ended March 31, 2019, no grants were made pursuant to the ESPP. As of March 31, 2019, there were 400,000 shares of common stock available for issuance under the ESPP.

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of March 31, 2019 was $1.3 million, which is expected to be recognized over the weighted-average period of 1.38 years. There were 276,354 and 207,885 options exercised during the three months ended March 31, 2019 and 2018, respectively.  There were 492,607 and 345,934 options exercised during the nine months ended March 31, 2019 and 2018, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue:
SaaS	$11,849	$9,062	$33,448	$23,754
Legacy support	3,469	4,302	11,420	14,069
Total subscription	15,318	13,364	44,868	37,823
Professional services	1,686	2,381	5,540	7,895
Total revenue	$17,004	$15,745	$50,408	$45,718

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue:
North America	$9,669	$8,546	$28,209	$24,668
EMEA	7,335	7,199	22,199	21,050
Total Revenue	$17,004	$15,745	$50,408	$45,718

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

The following table presents the changes in contract liabilities (in thousands):

	Balance as of July 1, 2018 ($)	Additions ($)	Deductions ($)	Balance as of March 31, 2019 ($)
Contract liabilities:
Deferred revenue	30,064	44,586	(48,334)	26,316
Deferred revenue, net of current portion	7,411	849	(1,275)	6,985

With respect to deferred revenue balances as of June 30, 2018, $7.1 million and $31.8 million was recognized to revenue during the three and nine months ended March 31, 2019, respectively

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of March 31, 2019, our remaining performance obligations were $63.8 million of which we expect to recognize $40.2 million and $23.6 million as revenue within one year and beyond one year, respectively.

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

The following table represents the calculation of basic and diluted net income (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income (loss)	$1,398	$(99)	$4,002	$(1,455)
Per share information:
Earnings (loss) per share:
Basic	$0.05	$(0.00)	$0.14	$(0.05)
Diluted	$0.05	$(0.00)	$0.13	$(0.05)
Weighted-average shares used in computation:
Basic	28,426	27,350	27,993	27,258
Effect of dilutive options	1,803	—	1,916	—
Diluted	30,229	27,350	29,909	27,258

Weighted-average shares of stock options to purchase 302,118 and 3,444,075 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, and weighted-average shares of stock options to purchase 222,951 and 3,095,637 shares of common stock for the nine months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. BANK BORROWINGS

On November 21, 2014, we entered into a Credit Agreement with Wells Fargo and the lenders party thereto. The Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $10.0 million, and a term loan (Term Loan) in an aggregate principal amount not to exceed $10.0 million, but in each case limited by an amount not to exceed 60% of our trailing twelve month revenue from subscription and support fees attributable to software, as calculated under the Credit Agreement. The obligations under the Credit Agreement mature on November 21, 2019.

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

As a condition to entering into the Credit Agreement, we pledged substantially all of our assets, such as accounts receivable and property and equipment as collateral for the benefit of Wells Fargo.

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

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (Amendment No. 2), which further amends the Credit Agreement.  Pursuant to Amendment No. 2, the Applicable Margin (as defined in the Credit Agreement) at which LIBOR loans advanced under the Credit Agreement bear interest may be either the applicable LIBOR rate plus 5.5% per annum or 7.0% per annum, depending on the Company’s TTM Recurring Revenue Calculation (as defined in the Credit Agreement).  The TTM Recurring Revenue Calculation is based on the Company’s consolidated trailing twelve months of revenue relating to subscription revenue attributable to the Company’s software.  Loans may also bear interest under the Credit Agreement at the applicable Base Rate (as defined in the Credit Agreement) and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  Under Amendment No. 2, a 1.0% fee will also be payable until the first anniversary of Amendment No. 2 on the amount of any voluntary prepayment of the Term Loan advanced under the Credit Agreement or the amount of any voluntary reduction of Revolving Loan commitments provided under the Credit Agreement.

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

In addition, the amount of Liquidity (as defined in the Credit Agreement) that the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $41.4 million as of March 31, 2019.

As of March 31, 2019, the Company paid down the remaining principal balance and $44,000 of  accrued interest on the Term Loan. The remaining deferred financing costs of $83,000, was written-off to interest expense.

As of March 31, 2019, balances on the Term Loan, Revolving Loans and debt maturities were (in thousands):

	March 31,	June 30,
	2019	2018
Bank Borrowings:
Term Loan	$—	$3,146
Revolving Loan	7	6,295
Subtotal of bank borrowings	7	9,441
Less amounts representing deferred financing costs, net	—	(241)
Total bank borrowings	7	9,200
Less current debt maturities	(7)	(259)
Bank borrowings, net of current portion and deferred financing costs	$—	$8,941

5. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Tax (ASC 740). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, the Company has determined based on the positive evidence that it would be able to utilize the deferred tax assets and therefore released the valuation allowance against the deferred tax assets in the United Kingdom in fiscal year 2016. The remaining eGain foreign operations including Exony Ltd.’s business historically have been profitable, and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign operations and realized benefits of amortized book intangible assets, foreign withholding tax and adjustments to foreign taxes as well as state income taxes. Our projected annual effective income tax rate has differed from statutory tax rates primarily due to adjustments to permanent differences, the utilization of net operating loss carryforwards which previously had been valued against as well as different tax rates in our foreign operations. Our year-to-date income tax rate has differed from the projected annual effective income tax rate due to discrete items attributable to year-to-date results.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of March 31, 2019 and during the nine months ended March 31, 2019.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations, which, among other things, significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense, and made changes to the way a U.S. multinational corporation’s foreign operations are taxed.  As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on the mandatory deemed repatriation of cumulative earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Tax Act was effective for the Company as of July 1, 2018 (our fiscal year 2019). As of March 31, 2019, we estimate no GILTI income or GILTI deduction for fiscal year 2019.

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities, and offsetting valuation allowance in the current period.  There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to deferred tax assets and the offsetting valuation allowance was $26.6 million as of June 30, 2018.  We did not incur a tax liability from the deemed repatriation of accumulated foreign earnings due to a net overall accumulated deficit in foreign earnings and profits.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. We have considered SAB 118, and we believe the accounting for the change of the U.S. statutory tax rate to our deferred tax balances under ASC 740 is complete and is appropriately reflected in our condensed consolidated financial statements as of March 31, 2019.

6. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March 2022 and lease additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord provided us with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreement provides us with an option to renew at the end of the lease term.

We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $453,000 and $426,000 as of March 31, 2019 and June 30, 2018, respectively, and is recorded to accrued liabilities and other long-term liabilities on the balance sheet. We lease certain equipment and software under operating and capital leases with various expiration dates.

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

As of March 31, 2019 and June 30, 2018, we did not have any material Level 1, 2, or 3 assets or liabilities.

8. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance March 31, 2019	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,248)	$362	6	Cost of sales
Developed technology	6,990	(6,990)	—	4	Research and development expense
	$8,600	$(8,238)	$362

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2018	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,047)	$563	6	Cost of sales
Developed technology	6,990	(6,820)	170	4	Research and development expense
	$8,600	$(7,867)	$733

Amortization expense related to the above intangible assets for the three months ended March 31, 2019 and 2018 was $67,000 and $504,000, respectively.  Amortization expense related to the above intangible assets for the nine months ended March 31, 2019 and 2018 was $371,000 and $1.5 million, respectively.

Estimated future amortization expense remaining as of March 31, 2019 for intangible assets acquired is as follows:

Year Ending June 30,
2019	$68
2020	268
2021	26
Total future amortization expense	$362

9. SUBSEQUENT EVENT

On April 15, 2019, the Company completed the sale of an additional 149,000 shares of common stock at a public offering price of $11 per share pursuant to the underwriters’ exercise of over-allotment option in connection with the March 2019 follow-on public offering.  Gross proceeds to the Company were $1.64 million less underwriters commission of $0.715 per share, or $106,535.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2018.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: our SaaS only business model and that our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients; our belief that SaaS revenue better reflects business momentum; our expectations regarding increase in SaaS revenue and decrease in legacy support fees; the effect of changes in macroeconomic factors beyond our control; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the effect of our failure to comply with our obligations under our Credit Agreement; our intended use of proceeds from our follow-on offering; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; our ability to increase the profitability of our subscription services; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency exchange rate fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only the parent company and excludes subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

Overview

eGain is an innovative software-as-a service  (SaaS) provider of customer engagement solutions in a digital world. Our Business-to-Consumer (B2C) customers quickly operationalize their engagement strategies using our feature-rich, comprehensive and open platform to optimize the experiences of their agents, businesses, and customers. Connected artificial intelligence (AI) knowledge and analytics capabilities automate self-service across touch points and augment a digital-first, omnichannel agent desktop to reduce service cost, increase upsell, and improve business agility. Hundreds of customers around the world, primarily in financial services, telecommunications, retail, government, healthcare and utilities, rely on eGain to provide a unified customer engagement hub.

In fiscal year 2017, we completed our transition from a hybrid model where we sold both SaaS and perpetual license solutions to a SaaS only business model (SaaS Transition). Today we only sell SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS.

We have operations in the United States, the United Kingdom and India.

We believe that our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Our SaaS clients adopt our product innovation much faster than in the perpetual license model and enjoy better service levels. We believe our SaaS clients enjoy up to 50% faster time to value from their eGain investment as opposed to those using our perpetual license solutions.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress, we disaggregate our subscription revenue growth between:

•	SaaS, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
•	Legacy support, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy support revenues for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
SaaS	$11,849	$9,062	$2,787	31%	$33,448	$23,754	$9,694	41%
Legacy Support	3,469	4,302	(833)	(19)%	11,420	14,069	(2,649)	(19)%
Total subscription revenue	$15,318	$13,364	$1,954	15%	$44,868	$37,823	$7,045	19%

As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy support to continue to decline.

Non-GAAP Operating Income

Non-GAAP operating income (loss) is defined as operating income (loss), adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisition. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Income (loss) from operations	$1,789	$444	$4,672	$(206)
Add:
Stock-based compensation	499	308	1,197	1,363
Amortization of acquired intangibles	67	504	371	1,511
Non-GAAP income from operations	$2,355	$1,256	$6,240	$2,668

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, allowance for doubtful accounts, the valuation of goodwill and intangible assets, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our condensed consolidated financial statements.  We evaluate these estimates on an ongoing basis.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are disclosed in our Notes to  Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended June 30, 2018. We have not had any material changes to our critical accounting policies and estimates during the nine months ended March 31, 2019 as compared to those disclosed on our 10-K for fiscal year ended June 30, 2018 except for the adoption of ASC Topics 606 and Subtopic 340-40 as discussed in this Quarterly Report on Form 10-Q. We believe these policies are critical to the discussion of our financial condition and results of operations.

Sources of Revenues

Our revenue is comprised of two categories, subscription and professional services. Subscription includes SaaS revenue and legacy support revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy support is revenue associated with support contracts on perpetual license arrangements that we no longer sell. Professional services include consulting, implementation and training.

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

We typically invoice our customers in advance upon execution of the contract or subsequent renewals. Invoiced amounts are recorded in accounts receivable, deferred revenue or revenue, depending on control transferred to our customers based on each arrangement.

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance, since these arrangements are for sales-based licenses of intellectual property, the Company recognizes revenue only as the subsequent sale occurs.  However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

Financial Impact of Topic 606

We adopted Topic 606, as of July 1, 2018. In addition, we adjusted the presentation of our condensed consolidated statements of operations in connection with our cloud delivery model. Through June 30, 2018, our revenue was classified as recurring, legacy license and professional services revenue. In connection with our adoption of Topic 606 as of July 1, 2018, we classify our revenue as subscription and professional services revenue. Our legacy license revenue, which has been declining due to our focus on cloud offerings, is included with subscription revenue.

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the three months ended March 31, 2019 (in thousands):

	March 31,		March 31,
	2019		2018
	Reported under Topic 606 ($)	Reported under Topic 605 ($)	Reported under Topic 605 ($)
Income statement captions:
Subscription revenue	15,318	15,381	13,364
Professional services revenue	1,686	1,756	2,381
Total revenue	17,004	17,137	15,745
Gross profit	11,707	11,840	10,310
Total operating expenses	9,918	10,064	9,866
Net income (loss)	1,398	1,385	(99)

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the nine months ended March 31, 2019 (in thousands):

	March 31,		March 31,
	2019		2018
	Reported under Topic 606 ($)	Reported under Topic 605 ($)	Reported under Topic 605 ($)
Income statement captions:
Subscription revenue	44,868	44,902	37,823
Professional services revenue	5,540	4,805	7,895
Total revenue	50,408	49,707	45,718
Gross profit	34,335	33,634	29,268
Total operating expenses	29,663	30,101	29,474
Net income (loss)	4,002	2,863	(1,455)

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include billed deferred revenues, conisisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of March 31, 2019, our remaining performance obligations were $63.8 million of which we expect to recognize $40.2 million and $23.6 million as revenue within one year and beyond one year, respectively.

We expect our remaining performance obligations to change quarterly for several reasons including the timing of new contracts and renewals, duration and size of our subscription and support arrangements, variable billing cycles and foreign exchange rate fluctuation. We typically issue renewal invoices in advance of the renewal service period. Depending on timing, the initial invoice and subsequent renewal invoices may occur in different quarters. This may result in an increase or decrease to our accounts receivable and deferred revenue.

Costs Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs to obtain non-cancelable subscription and maintenance and support revenue contracts with amortization periods that may extend longer than the non-cancelable subscription and maintenance and support revenue contract terms.

We capitalize incremental costs of obtaining a non-cancelable subscription and maintenance and support revenue contract with amortization periods of one year or more. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (ii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the period from initial contract through renewal, which constitutes the length of our customer relationship or customer life. Amortization of costs capitalized related to new revenue contracts is included as a component of sales and marketing expense in our operating results. Under Topic 605, we capitalized only commissions earned on initial software and support sales which were amortized ratably over the initial contract period averaging two years.

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue:
Subscription	90%	85%	89%	83%
Professional services	10%	15%	11%	17%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	21%	21%	21%	21%
Cost of professional services	10%	13%	11%	15%
Total cost of revenue	31%	34%	32%	36%
Gross profit	69%	66%	68%	64%
Operating expenses:
Research and development	21%	23%	21%	24%
Sales and marketing	25%	28%	25%	29%
General and administrative	12%	12%	13%	11%
Total operating expenses	58%	63%	59%	64%
Income (loss) from operations	11%	3%	9%	0%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further breakdown subscription revenue into SaaS revenue and legacy support revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2019 and 2018, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Subscription	$15,318	$13,364	$1,954	15%	$44,868	$37,823	$7,045	19%
Professional services	1,686	2,381	(695)	(29)%	5,540	7,895	(2,355)	(30)%
Total revenue	$17,004	$15,745	$1,259	8%	$50,408	$45,718	$4,690	10%

Total revenue increased $1.3 million and $4.7 million during the three and nine months ended March 31, 2019, respectively, compared to the same periods in 2018, due to an increase in SaaS revenue of $2.8 million and $9.7 million during the three and nine months ended March 31, 2019, respectively, compared to the same periods in 2018. This increase was partially offset by a decline in our legacy support revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $449,000 and an increase of $826,000 in total revenue during the three months ended March 31, 2019 and 2018, respectively.  Foreign exchange rate fluctuation resulted in a decrease of $792,000 and an increase of $1.3 million in total revenue during the nine months ended March 31, 2019 and 2018, respectively.

Additionally, our revenue was impacted by the adoption of Topic 606 during the nine months ended March 31, 2019. We adopted the new revenue guidance as of July 1, 2018 with no comparable adjustments to the prior period.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
SaaS revenue	$11,849	$9,062	$2,787	31%	$33,448	$23,754	$9,694	41%
Percentage of total revenue	70%	58%			66%	52%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $2.8 million and $9.7 million during the three and nine months ended March 31, 2019, respectively, compared to the same periods in 2018.

SaaS revenue was $33.4 million and $23.8 million during the nine months ended March 31, 2019 and 2018, respectively, which represented an increase of 41% or $9.7 million. SaaS revenue represents 66% and 52% of total revenue for the nine months ended March 31, 2019 and 2018, respectively.

Excluding decreases of $238,000 and $394,000 due to foreign exchange rate fluctuation, SaaS revenues increased by $3.0 million and $10.1 million during the three and nine months ended March 31, 2019 as compared to the comparable periods in 2018. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase during future quarters.

Legacy Support Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Legacy support revenue	$3,469	$4,302	$(833)	(19)%	$11,420	$14,069	$(2,649)	(19)%
Percentage of total revenue	20%	27%			23%	31%

Legacy support revenue is revenue associated with perpetual license arrangements that we no longer sell. We experienced decreases of $833,000 and $2.6 million during the three and nine months ended March 31, 2019, respectively, compared to the same periods in 2018. These decreases were primarily due to our focus in migrating our legacy support customers to SaaS. We expect these legacy support fees to continue to decline in future quarters.

Legacy support revenue was $11.4 million and $14.1 million during the nine months ended March 31, 2019 and 2018, respectively, which represented a decrease of 19% or $2.6 million. Legacy support revenue represents 23% and 31% of total revenue for the nine months ended March 31, 2019 and 2018, respectively.

Excluding decreases of $158,000 and $293,000 due to foreign exchange rate fluctuation, legacy support revenues decreased by $675,000 and $2.4 million during the three and nine months ended March 31, 2019, as compared to the comparable periods in 2018.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Professional services revenue	$1,686	$2,381	$(695)	(29)%	$5,540	$7,895	$(2,355)	(30)%
Percentage of total revenue	10%	15%			11%	17%

Professional services revenue includes consulting, implementation and training. Revenues from professional services decreased by $695,000 and $2.4 million during the three and nine months ended March 31, 2019, respectively, compared to the same periods in 2018. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding decreases of $53,000 and $104,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $642,000 and $2.3 million during the three and nine months ended March 31, 2019, as compared to the comparable periods in 2018.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Domestic	$9,669	$8,546	$1,123	13%	$28,209	$24,668	$3,541	14%
International	7,335	7,199	136	2%	22,199	21,050	1,149	5%
Total revenue	$17,004	$15,745	$1,259	8%	$50,408	$45,718	$4,690	10%

Revenue from domestic sales increased by 13% from $8.5 million during the three months ended March 31, 2018 to $9.7 million during the three months ended March 31, 2019 due to an increase of (i) $1.8 million in SaaS revenue, and (ii) $57,000 in legacy support; partially offset by a decrease of $713,000 in professional services revenue.

Revenue from domestic sales increased by 14% from $24.7 million during the nine months ended March 31, 2018 to $28.2 million during the nine months ended March 31, 2019 due to an increase of $5.1 million in SaaS; partially offset by a decrease of (i) $1.8 million in professional service revenue and (ii) $241,000 in legacy support.

Revenue from international sales increased by 2% from $7.2 million for the three months ended March 31, 2018 to $7.3 million during the three months ended March 31, 2019, due to an increase of (i) $1.0 million in SaaS revenue and (ii) $18,000 in professional service revenue; partially offset by a decrease of $890,000 in legacy support.

Revenue from international sales increased by 5% from $21.1 million for the nine months ended March 31, 2018 to $22.2 million during the nine months ended March 31, 2019, due to an increase of $4.6 million in SaaS revenue; partially offset by decreases of (i) $2.9 million in legacy support revenue and (ii) of $561,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Subscription	$3,625	$3,317	$308	9%	$10,711	$9,543	$1,168	12%
Professional services	1,672	2,118	(446)	(21)%	5,362	6,907	(1,545)	(22)%
Total cost of revenue	$5,297	$5,435	$(138)	(3)%	$16,073	$16,450	$(377)	(2)%
Percentage of total revenue	31%	34%			32%	36%
Gross margin	69%	66%			68%	64%

Subscription

Cost of subscription revenues consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased $308,000 and $1.2 million during the three and nine months ended March 31, 2019, from the comparable periods in 2018. These increases are primarily due to personnel-related costs which increased $314,000 and $503,000 during the three and nine months ended March 31, 2019, from the comparable periods in 2018, respectively. Cloud computing costs also increased by $601,000 during the nine months ended March 31, 2019.

Excluding decreases of $69,000 and $159,000 due to foreign exchange rate fluctuation, cost of subscription revenues increased by $377,000 and $1.3 million during the three and nine months ended March 31, 2019, from the comparable periods in 2018. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services decreased $446,000 and $1.5 million during the three and nine months ended March 31, 2019, from the comparable periods in 2018. These decreases are primarily due to decreases in personnel-related costs of $354,000 and $1.3 million during the three and nine months ended March 31, 2019, respectively, because of our increased focus to reduce the time required for an average implementation project.

Excluding decreases of $37,000 and $126,000 due to foreign exchange rate fluctuation, cost of professional services revenues decreased by $409,000 and $1.4 million during the three and nine months ended March 31, 2019, from the comparable periods in 2018.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Research and development	$3,622	$3,641	$(19)	(1)%	$10,777	$10,780	$(3)	(0)%
Percentage of total revenue	21%	23%			21%	24%

Research and development expense primarily consists of personnel-related expenses directly associated with our engineering, product management and development, and quality assurance staff.  Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. Research and development expense also includes outside consulting services contracted for research and development, and amortization of intangible assets.

Research and development expense decreased 1% to $3.6 million for the three months ended March 31, 2019, from $3.6 million in the comparable period in 2018. Excluding a decrease of $116,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of (i) $523,000 in personnel-related costs and (ii) $11,000 of outside consulting costs; partially offset by a decrease of $437,000 in amortization of intangible assets.

Research and development expense remained relatively consistent for the nine months ended March 31, 2019, from the comparable period in 2018. Excluding a decrease of $260,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense experienced increases of (i) $1.2 million in personnel-related expenses; and (ii) $183,000 in outside consulting costs; partially offset by a decrease of $1.1 million in amortization of intangible assets.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Sales and marketing	$4,320	$4,360	$(40)	(1)%	$12,706	$13,255	$(549)	(4)%
Percentage of total revenue	25%	28%			25%	29%

Sales and marketing expense primarily consists of personnel-related expenses directly associated with our sales, marketing and business development staff.  Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. Sales and marketing expenses also include amortization of commissions paid to our sales staff, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expenses decreased 1% to $4.3 million for the three months ended March 31, 2019, from $4.4 million in the comparable period in 2018. Excluding a decrease of $179,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $116,000 in personnel and personnel-related expenses; and (ii) $51,000 in marketing program expenses; partially offset by a decrease of $28,000 in outside consulting services.

Sales and marketing expenses decreased 4% to $12.7 million for the nine months ended March 31, 2019, from $13.3 million in the comparable period in 2018. Excluding a decrease of $298,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense decreased primarily due to decreases of (i) $141,000 in personnel and personnel-related expenses; (ii) $115,000 in outside consulting services; partially offset by an increase of $7,000 in marketing program expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
General and administrative	$1,976	$1,865	$111	6%	$6,180	$5,439	$741	14%
Percentage of total revenue	12%	12%			13%	11%

General and administrative expense primarily consists of personnel-related expenses directly associated with our finance, human resources, administrative and legal personnel.  Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. General and administrative expenses also include fees for professional services, provision for doubtful accounts and, to a lesser extent, occupancy costs and related overhead.

General and administrative expenses increased 6% to $2.0 million for the three months ended March 31, 2019, from $1.9 million in the comparable period in 2018. Excluding a decrease of $45,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $95,000 in legal costs; (ii) $67,000 in personnel-related costs, (iii) $44,000 in bad debt and administrative expenses, and (iv) $7,000 in outside consulting; partially offset by a decrease of $54,000 in accounting and audit services.

General and administrative expenses increased 14% to $6.2 million for the nine months ended March 31, 2019, from $5.4 million in the comparable period in 2018. Excluding a decrease of $92,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $327,000 in personnel and personnel-related expenses; (ii) $169,000 in outside consulting services; (iii) $158,000 in bad debt and administrative expense; (iv) $125,000 in accounting and audit services; and (v) $63,000 in legal and investor relations costs.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income (Loss) from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Income (loss) from operations	$1,789	$444	$1,345	303%	$4,672	$(206)	$4,878	*
Operating margin	11%	3%			9%	0%

*not meaningful

Income from operations was $1.8 million with an operating margin of 11% during the three months ended March 31, 2019. Income from operations during the three months ended March 31, 2019 included (i) $499,000 of stock-based compensation; (ii) $177,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $67,000 of amortization of intangible assets.

Income from operations was $4.7 million with an operating margin of 9% during the nine months ended March 31, 2019. Income from operations during the nine months ended March 31, 2019 included (i) $1.2 million of stock-based compensation; (ii) $481,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $371,000 of amortization of intangible assets.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $120,000 and $215,000 during the three months ended March 31, 2019 and 2018, respectively. Interest expense, net was $449,000 and $798,000 during the nine months ended March 31, 2019 and 2018, respectively. Interest expense decreased due to lower interest paid on reduced average bank borrowings. With the increase in our cash position from the follow-on public offering, we expect interest income in future quarters due to increased cash balances in favorable interest bearing accounts.

Other Expense, Net

Other expense, net was $199,000 and $188,000 during the three months ended March 31, 2019 and 2018, respectively. Other expense, net was $189,000 and $349,000 during the nine months ended March 31, 2019 and 2018, respectively.  Other expense primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of March 31, 2019.  We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets.  We recorded an income tax provision of $72,000 and $140,000 for the three months ended March 31, 2019 and 2018, respectively. We recorded an income tax provision of $32,000 and $102,000 for the nine months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

At March 31, 2019, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $46.2 million. Our cash, cash equivalents and restricted cash were $31.1 million and $11.5 million as of March 31, 2019 and June 30, 2018, respectively.

Our working capital was $11.4 million as of March 31, 2019 compared to a negative working capital of $8.0 million as of June 30, 2018. As of March 31, 2019, our deferred revenue was $33.3 million as compared to $26.2 million as of June 30, 2018.

In March 2019, we sold 2 million shares of our common stock in a follow-on public offering. Shares were offered at a public offering price of $11.00 per share and we raised an aggregate $22 million before underwriter’s commission and expenses of $1.8 million. We currently intend to use the proceeds of this offering for working capital and other general corporate purposes.

Based upon our current business plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. From time to time, however, we may consider opportunities for raising additional capital and/or exchanging all or a portion of our existing debt for equity. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all.

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

Cash Flows

For the nine months ended March 31, 2019 and 2018, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$7,970	$8,287
Net cash used in investing activities	(272)	(104)
Net cash provided by (used in) financing activities	11,892	(8,042)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Cash provided by operating activities decreased by $317,000 during the nine months ended March 31, 2019, from the comparable period in 2018, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, which is our largest source of operating cash flows.

Prior to adopting Topic 606, we netted down our accounts receivable and deferred revenue for amounts that were invoiced but not collected. We no longer net down our accounts receivable and deferred revenue with the adoption of Topic 606 which resulted in an increase of $14.3 million in accounts receivable and deferred revenue from the adoption impact at July 1, 2018.

Net cash used in investing activities increased by $168,000 during the nine months ended March 31, 2019, from the comparable period in 2018, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $19.9 million during the nine months ended March 31, 2019, from the comparable period in 2018, driven primarily by net proceeds of $20.4 million from the sale of our common stock in a follow-on public offering that closed in March 2019; partially offset by bank payments, net of bank borrowings of $9.4 million.

Commitments

There was no significant change to our contractual obligations since June 30, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2019 totaled approximately $15.3 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.53 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the

Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of March 31, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and our customers’ reactions to price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected.

Our Credit Agreement with Wells Fargo, provides a term loan in the amount of $10.0 million and revolving loan commitments to us in an amount not to exceed $15 million. The Credit Agreement contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

We may not be able to raise additional capital on acceptable terms, if at all, or without dilution to our stockholders which could limit our ability to grow our business and expand our operations.

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

We derived 44% and 46% of our revenue from international sales during the nine months ended March 31, 2019 and 2018, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2019, approximately 49% of our workforce was employed in India. Of our employees in India, 42% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

The Digital Millennium Copyright Act (DMCA) is intended, among other things, to reduce the liability of online service providers for listing or linking to third-party web properties that include materials that infringe copyrights or rights of others. Additionally, portions of The Communications Decency Act (CDA) are intended to provide statutory protections to online service providers who distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Certain questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

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

If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 33% of our outstanding capital stock as of March 31, 2019, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

In March 2017, the United Kingdom (UK) served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty if the terms of such relationship will be agreed and implemented prior to the UK’s exit from the EU. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended March 31, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 9, 2019	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)