Form 10-K
period 2019-06-30
EGAIN Corp
filed 2019-09-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EGAN	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2018, was approximately $117.7 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 30,531,686 shares of the Registrant’s Common Stock par value $0.001 per share, outstanding on September 10, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 Annual Meeting of Stockholders.

EGAIN CORPORATION

2019 FORM 10-K

PART I

ITEM 1.BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: expectations regarding our revenue, including visibility and predictability; the opportunities afforded by automation of contact centers, innovation in cloud and growing API economy; our business strategies; the effect of changes in macroeconomic factors beyond our control; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the effect of our failure to comply with our obligations under our Credit Agreement; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; the actual mix in new business between subscription and license transactions; our ability to increase the profitability of our recurring products and services; our ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and exclude subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report.

Overview

eGain is an innovative software-as-a service (SaaS) provider of customer engagement solutions for a digital world. We have operations in the United States (U.S.), the United Kingdom (UK), and India. Some of the largest business-to-consumer (B2C) brands in the world—especially in the financial services, telecommunications, retail, government, healthcare, and utilities industries—rely on eGain to quickly operationalize their digital transformation strategies for customer engagement. With our mantra of AX + BX + CX = DX™,  we guide them to effortless DX (digital experiences) by optimizing not just CX (customer experience), but also AX (agent experience) and BX (business experience). A unified customer engagement hub from eGain gives them connected artificial intelligence (AI), knowledge, and analytics capabilities to automate self-service across touch points and augment a digital-first, omnichannel agent desktop to reduce service cost, increase upsell, and improve business agility.

In fiscal year 2017, we completed our transition from a hybrid model where we sold both SaaS and perpetual license solutions to a SaaS only business model. Today, we only sell SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS. As we continue to migrate our legacy perpetual license clients to SaaS, we expect our non-SaaS recurring revenue, primarily comprising annual maintenance and support fees for legacy perpetual license clients, to continue to decline.

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Fiscal year 2019 affirmed our view that SaaS clients adopt our product innovation much faster than the perpetual license model and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

Industry Background

Introduction

Traditional Customer Relationship Management (CRM) tools do not serve the needs of the digital world because they were designed primarily as systems of record to capture, view, and report on customer data in a phone-centric environment. They do not offer rich applications to engage customers across digital-first touch points, nor escalate with full context across self-service to agent assistance. They view knowledge management as document management,  a monolithic content model that struggles in the personalized, media-rich, and content-heavy digital world. In the CRM world, agents are presumed to have a high capacity to retain and update relevant knowhow across complex product portfolios in their head (with extensive training and retraining). Finally, in-band process guidance for self-service and agent assistance are foreign to the traditional CRM world. The reality of contact centers today, we believe, is that agents ignore 90% of the data on their screens—most of it hidden in multiple tabs—as they merely refer to post-it notes or internal chat sessions to find the right answer for a customer.

Digital Economy Demands Modern Software

In a world selling commoditized products to information-rich customers short on time, smart customer engagement reduces cognitive effort, and can build sticky brands and boost profit. As a result, businesses are actively seeking digital-first, modern software platforms to layer on top of their traditional systems of record like CRM. These platforms must be agile, comprehensive, scalable, and cost-effective to help automate customer self-service, augment agent productivity, and orchestrate contact center operation in an omnichannel environment.

AI-Powered Customer Engagement Automation

Energized in the digital world by big-data, cloud-computing and open-source technologies, AI and machine learning can deliver transformational value when effectively combined with domain expertise and complementary technologies like knowledge, analytics, and digital. In customer engagement, the ultimate goal is automation delivered on a platform that combines these powerful capabilities in a purpose-built way. The pressing challenge for businesses is to separate the wheat from the chaff. In the face of intense marketing from hundreds of providers—from IBM on the high end to countless startups—businesses now demand proof at scale, no-risk trials in a production setting, and outcome-based pricing tied to business-relevant metrics.

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

Customer Engagement Automation is a Large, Growing Market

Businesses and organizations of all sizes are investing heavily in digital transformation, with customer engagement as the largest area of investment in digital transformation. Ease of innovation in cloud and a growing API economy present ever more exciting capability dots for enterprise to connect and operate. This is both an opportunity and a challenge. As predicted by industry analysts, the number of customer interactions involving emerging technology such as machine-learning applications, chatbots, or mobile messaging is increasing every day. To harness these disruptive and novel capabilities, businesses are looking toward innovative platform providers with proof at scale to deliver a solution.

The eGain Approach and Benefits

What Customers Want

Technology acceleration notwithstanding, human needs for customer engagement and service change very slowly. What customers want is help in three categories: information, transaction, and situational. Any given customer contact can move across these needs as the conversation develops. Therefore, it is critical that an effective solution address these three types of interactions seamlessly and with context —accounting for machine-human hand-offs, channel switching, multimodal interaction, and conversational pause-and-resume. In each of these interactions, customers increasingly want to be guided, even anticipated, because time efficiency is their #1 goal next to getting a correct answer, which is their biggest hurdle to a good experience, according to analyst surveys and our own research.

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

Digital-first, Omnichannel Desktop

First, our solution offers comprehensive, scalable capabilities for digital-first, omnichannel interaction within a modern, purpose-built desktop. Rich, out of the box applications help agents efficiently interact with customers using messaging, SMS, chat, email, social media, phone, video, fax, and letter to enable connected customer journeys, offering service across all touch points. Our enterprise-grade digital engagement capabilities are proven at scale with clients such as a leading telecommunications company that annually serves over 12 million digital customer interactions with over five thousand agents on a 24x7 basis.

AI and Knowledge Applications

Next, our solution offers powerful AI and knowledge applications for virtual assistance for customers and agents. These applications enable businesses to centralize knowledge, policies, procedures, and best-practices, while delivering guided, personalized solutions to customers and agents. These applications are designed to ensure that all agents in an organization can effectively handle all types of contacts, regardless of product or procedure. Consistent and correct responses across all touchpoints (operated by the previous layer of omnichannel applications) significantly improve customer satisfaction even as first contact resolution rates surge and an agent’s time to competency drops. Our AI and knowledge applications deliver compelling value through large-scale self-service automation. For example, one of our healthcare clients serves over 25 million requests every year with web self-service. Another client improved customer NPS scores by 20 points and boosted first contact resolution by 23% using our AI and knowledge capabilities in a ten thousand agent customer service operation.

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

Compelling Benefits

We believe our solution delivers transformational value as clients develop their modern customer engagement capabilities on our platform. Specifically, our solutions allow clients to:

o	Enhance customer experience with digital-first, omnichannel service.
o	Reduce operating costs through self-service automation, improved first contact resolution, and compressed agent time-to-competence.
o

Ensure compliance with regulations, policies, procedures, and best practices even as clients expand their product portfolio and serviced customer segments. This benefit is particularly sought after in regulated sectors like financial services and healthcare, as well as government.

o

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

Competitive Strengths

Comprehensive Omnichannel Platform with Rich Apps and Purpose-built APIs

The eGain solution is a comprehensive omnichannel solution for the customer engagement market, with AI and knowledge applications at its core. We unlock the full power of our cloud platform with extensive APIs through a developer portal to enable digital engagement, knowledge management, and decision support capabilities for clients and partners in a way that is unique in the market.

Enterprise-grade, Secure Cloud Service with Differentiated Offerings

Our cloud offering is secure, scalable and offers unique capabilities. With respect to security and certification, we offer SOC-2, PCI, HIPAA, and GDPR certification. Two of the largest federal tax services, one in North America and the other in Europe, use eGain solutions served from the eGain Cloud. Furthermore, we offer an “Always On” capability for businesses who cannot afford to be down at any time, day or night, for “scheduled maintenance downtime.” Finally, we offer credits in the event of non-adherence to contracted service levels.

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

Innovation at the Core Drives an Easy Consumption Model

For over twenty years we have anticipated technology and market trends and sought to consistently stay ahead of them. We anticipated the need for AI in customer service in 2000, and we developed an omnichannel customer engagement hub over a decade ago. With a relentless focus on the customer engagement automation market, we continue to add capabilities designed to enhance our client’s investment in eGain. Recently, we added new customer messaging capabilities via Apple Business Chat, Facebook Messenger, and SMS. Also, we launched our new VA 3.0, a third-generation virtual assistant powered by AI, machine learning, and knowledge applications that is seamlessly connected with the omnichannel assistance capabilities of the eGain platform. This ability to connect dots quickly across new and existing technology capabilities, within the eGain platform and outside, distinguishes us when presenting to clients looking for quick value on a platform that can handle their future needs.

Not only do we seek to innovate more quickly than others, we stand behind our claim with a unique Innovation in 30 Days™ offer—a 30-day guided production pilot in the eGain Cloud with no strings attached. In May 2019, we held a Chatbot Factory at our eGain DX19 event in London. Chatbot Factory participants went home with a starter chatbot (virtual assistant) at the end of a two-hour workshop. Over the following weeks, we guided them by developing the starter bot into a connected state-of-the-art virtual assistant.

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

We enhanced our product integration and increased our go-to-market investment in partnerships with Avaya via its AI Connect program and with Amazon Connect, a disruptive cloud-based contact center proposition.

Customers

We serve a worldwide customer base across a wide variety of industry sectors, including healthcare, retail, telecommunications, financial services, insurance, outsourced services, technology, utilities, government, manufacturing and consumer electronics. Our product is sold primarily to large B2C enterprises, which we define as enterprises with over $500 million in annual revenue. For fiscal year 2019, domestic and international revenue accounted for 56% and 44% of total revenue, respectively, compared to 54% and 46%, for fiscal year 2018.

Our largest customer accounted for 17% of total revenue in fiscal year 2019 and 16% of total revenue in fiscal year 2018.

Competition

We compete with other application software vendors including Genesys Telecommunications, LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, Salesforce.com, Inc., and Verint KANA that may attempt to sell customer engagement software to their installed base. We also compete with internally developed applications within large enterprises. Finally, we face, or expect to face, competition from software vendors who may develop toolsets and products that allow customers to build new applications that run on the customers’ infrastructure or as hosted services. The market that we compete in is highly competitive and some of our competitors may have longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic partnerships and distribution channels, larger user bases, products and services with different functions and feature sets and greater brand recognition than we have. We believe the principal competitive factors in our market include the following:

o	proven track record of customer success;
o	speed and ease of implementation;
o	product functionality;
o	financial stability and viability of the vendor;
o	product adoption;
o	ease of use and rates of user adoption;
o	low total cost of ownership and demonstrable cost-effective benefits for customers;
o	performance, security, scalability, flexibility and reliability of the service;
o	whether the software is delivered via the cloud or on-premises;
o	ease of integration with existing applications;
o	quality of customer support;
o	availability and quality of implementation, consulting and training services; and
o	vendor reputation and brand awareness.

Growth Strategy

Given the progress in the migration cycle with our remaining customers, intend to scale our business by executing the following programs.

Migrate Legacy On-premise Customers to eGain Cloud

Since we transitioned our business to SaaS, we have continued to actively migrate legacy on-premise customers to the eGain Cloud. We offer an attractive proposition to our on-premise customers to move to the eGain Cloud where we subsidize the services cost in migrating them to the eGain Cloud in exchange for their multi-year commitment to the eGain Cloud. Given where we are in the migration cycle with our remaining customers, we expect to substantially migrate all our significant on-premise clients to the eGain Cloud by the end of calendar year 2020.

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

Develop New Partner Relationships

As a business today, we have an abundance of product solutions but limited distribution. We are well positioned to partner with existing technology platform providers (with large customer bases) to enhance their proposition with AI-powered digital customer engagement solutions. We intend to continue to develop and deepen such partnerships to increase market reach.

Maintain Platform Innovation Leadership

Innovation is in our DNA and we plan to continue to build on our strength. We plan to invest in easy-to-consume innovation with more compelling user experiences and more extensive platform APIs, so that in working with partners we can deliver differentiated and sustained value to clients.

Selectively Pursue Acquisitions

Historically, we have from time to time pursued inorganic strategies to strengthen our product portfolio. Our most recent acquisition was in 2014 when we acquired Exony Limited, a provider of advanced contact center analytics software. Moving forward, we will continue to look for possible combinations that we believe will deliver compelling value to our clients.

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

As of June 30, 2019, we had 91 employees engaged in worldwide sales and marketing activities.

Subscription Services

Our subscription services provide customers with access to our software within a cloud-based information technology (IT) environment that we manage and offer on a subscription basis. These subscription services allow our customers to benefit from our latest cloud innovations and to reduce infrastructure, installation and ongoing administration requirements. We also offer cloud-based services to existing customers who previously purchased licenses to our software to access that software within a cloud-based IT environment that we manage. This reduces infrastructure and ongoing administration requirements as an alternative to their on- premises deployment of our software. We generally offer these services through 36-month contracts with pricing based on the number of agents and/or customer service sessions.

Consulting and Education

Our worldwide professional services organization provides consulting and education services designed to facilitate customer success and build customer loyalty.

o

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

o

Education Services. Our education services group provides a comprehensive set of basic and customized training programs to our customers and partners in addition to online tutorial modules for ongoing refresher courses. Training programs are offered either in-person at the customer site, or at one of our worldwide training centers.

As of June 30, 2019, we had 58 professionals providing worldwide services for systems installation, solutions development, application management, and education.

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

As of June 30, 2019, there were 63 employees engaged in worldwide customer support services and 48 employees engaged in worldwide cloud services and maintenance support.

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

As of June 30, 2019, we had 160 employees engaged in worldwide product development activities. We spent approximately $14.4 million and $14.7 million on research and development in fiscal years 2019 and 2018, respectively.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2019, we had 11 issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non‑provisional filings. Our issued U.S. patents expire at various times between 2029 and 2035.

We continually assess the strength of our intellectual property protection for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Future applications may or may not receive the issuance of valid patents or registered trademarks.

We routinely require our employees, customers, and potential business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our products, technology, or business plans. In addition, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property. In addition, some of our license agreements with certain customers and partners require us to place the source code for our products into escrow. These agreements typically provide that some party will have a limited, non-exclusive right to access and use this code as authorized by the license agreement if there is a bankruptcy proceeding instituted by or against us, or if we materially breach a contractual commitment to provide support and maintenance to the party.

Employees

As of June 30, 2019, we had 475 full-time employees, of which 160 were in product development, 169 in services and support, 91 in sales and marketing, and 55 in finance and administration.

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

Risks Related to Our Business and Strategy

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.

•

Factors influencing our business include: general economic and business conditions;

•	currency exchange rate fluctuations;
•	the overall demand for enterprise software and services;
•	customer acceptance of cloud-based solutions;
•	governmental budgetary constraints or shifts in government spending priorities; and
•	general political developments.

The global economic climate continues to influence our business. This includes items such as, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers to not pay us or to delay paying us for previously purchased products and services.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

Because we recognize revenue when we have satisfied performance obligations to customers in connection with our sales contracts,  most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. It is difficult to forecast the expediency of the transition of our license customers to our cloud delivery model. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

Even though our subscription contracts are typically structured for auto-renewals, we do allow our customers to elect not to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and some customers have elected not to renew. In addition, our customers may choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing changes and general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline, and our business will suffer.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications, LivePerson, Inc., and Moxie Software, Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, and similar companies that may attempt to sell customer engagement software to their installed base.

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

We derived 44% and 46% of our revenue from international sales during the fiscal years ended June 30, 2019 and 2018, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

•	general economic conditions in each country or region in which we do or plan to do business;
•	foreign currency fluctuations and imposition of exchange controls;
•	changes in data privacy laws including GDPR;
•	difficulty and costs in staffing and managing our international operations;
•	difficulties in collecting accounts receivable and longer collection periods;
•	health or similar issues, such as a pandemic or epidemic;
•	various trade restrictions and tax consequences;
•	hostilities in various parts of the world; and
•	reduced intellectual property protections in some countries.

As of June 30, 2019 approximately 49% of our workforce was employed in India. Of our employees in India, 46% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement and refine our cloud offerings. Our subscription services have generally generated much lower short-term gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our subscription business to offset the lower margins, we may not be able to achieve sustained profitability.

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

We may not be able to realize the benefits of offering the limited “Innovation in 30 days” free version of our service.

We offer a limited version of our subscription service to customers or potential customers free of charge (known as “Innovation in 30 days”) in order to promote usage, brand and product awareness, and adoption, and we invest time and resources for such initial engagements without compensation from the customers. Some customers never enter into a definitive contract for our paid subscription service despite the time and effort we may have expended on such initiatives.  To the extent that these customers do not become paying customers, we will not realize the intended benefits of this marketing effort, and our ability to grow our business and revenue may be harmed.

Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted, and our business and financial results could be adversely affected.

Our credit agreement with Wells Fargo (Credit Agreement) provides a term loan in the amount of $10.0 million and revolving loan commitments to us in an amount not to exceed $15.0 million. The Credit Agreement contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

Furthermore, on May 25, 2018, the EU’s GDPR became enforceable, imposing new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. It is possible that these new laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability (including potential liability exposure through higher potential penalties for non-compliance),  require us to make changes to our services to enable us and/or our customers to meet the new legal requirements, in case we have to change locations of data centers to meet privacy laws, increased requirements for customers to buy add-ons to meet additional requirements imposed by new laws, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries.  Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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

Continued uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

In March 2017, the UK served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty if the terms of such relationship will be agreed and implemented prior to the UK’s exit from the EU. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Risks Related to Intellectual Property

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

Risks Related to Our Common Stock

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 33% of our outstanding capital stock as of June 30, 2019, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease all facilities used in our business as of June 30, 2019. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters	42,541	2022
Newbury, England	Corporate Office – Europe, Middle East, & Africa	14,090	2024
Pune, India	Corporate Office – Asia Pacific	33,262	2021

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant.

The following table sets forth information regarding eGain’s executive officers as of September 12, 2019:

Name	Age	Position
Ashutosh Roy	53	Chief Executive Officer and Chairman
Eric Smit	57	Chief Financial Officer
Promod Narang	61	Senior Vice President of Products and Engineering
Todd Woodstra	57	Senior Vice President of Global Sales

Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a  Director of eGain since September 1997 and as President since October 1, 2003. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-services company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy worked at Parsec Technologies, a  call center company based in New Delhi, India, which he co-founded. From August 1988 to August 1992, Mr. Roy worked as a software engineer at Digital Equipment Corporation. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi,  a Master’s degree in Computer Science from Johns Hopkins University and a M.B.A. from Stanford University. Mr. Roy’s qualifications to serve on our Board of Directors include his industry experience and deep knowledge of eGain from his position as  a founder of our Company and as our Chief Executive Officer for over 20 years.

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

Promod Narang has served as Senior Vice President of Products and Engineering since March 2000. Mr. Narang joined eGain in October 1998, and served as Director of Engineering prior to assuming his current position. Prior to joining eGain, Mr. Narang served as President of VMpro, a system software consulting company, from September 1987 to October 1998. Mr. Narang holds a Bachelor of Science in Computer Science from Wayne State University.

Todd Woodstra  has served as Senior Vice President of Global Sales since August 2017. Prior to joining eGain, Mr. Woodstra was the Senior Vice President of Enterprise/Channels at Sparks Compass, a real time data analytics platform company,] and the Senior Vice President of Enterprise Sales for Interactions LLC from January 2015 to February 2017, where he led enterprise customer sales focused on virtual assistant solutions. From November 2009 to July 2014, Mr. Woodstra was Vice President of Global Channel and Partner Alliances for Nuance Communications where he managed and executed business in channels and commercial enterprise, self-service, mobile, collaboration, unified communications, natural language speech recognition, voice biometrics, gesture technologies, inbound/outbound notification and voice-to-text transcription. Mr. Woodstra holds a Bachelor of Arts in Business Administration, Management Information Systems from California State University, San Bernardino.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “EGAN”.

Holders

As of September 10, 2019, there were approximately 156 stockholders of record.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2019, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	06/30/14	06/30/15	06/30/16	06/30/17	06/30/18	6/30/2019
eGain Corporation	$ 100.00	$ 74.00	$ 41.65	$ 24.37	$ 223.04	$ 120.24
Nasdaq Composite	$ 100.00	$ 114.44	$ 112.51	$ 144.35	$ 178.42	$ 192.30
S&P Software & Services Select Industry Index	$ 100.00	$ 116.24	$ 115.95	$ 144.81	$ 188.60	$ 225.46

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share information)
Revenue:
Subscription	$60,013	$51,352	$48,142	$57,249	$60,636
Professional services	7,219	9,955	10,073	12,126	15,277
Total revenue	67,232	61,307	58,215	69,375	75,913
Cost of revenue:
Cost of subscription	14,976	13,152	12,006	12,430	12,143
Cost of professional services	6,865	9,184	9,193	11,259	16,998
Total cost of revenue	21,841	22,336	21,199	23,689	29,141
Gross profit	45,391	38,971	37,016	45,686	46,772
Operating expenses:
Research and development	14,369	14,711	13,753	16,063	16,042
Sales and marketing	17,302	17,681	20,436	27,722	32,703
General and administrative	8,198	7,567	6,552	7,774	9,313
Total operating expenses	39,869	39,959	40,741	51,559	58,058
Income (loss) from operations	5,522	(988)	(3,725)	(5,873)	(11,286)
Interest expense, net	(319)	(983)	(1,730)	(1,958)	(834)
Other income (expense), net	(202)	(206)	(32)	728	11
Income (loss) before income benefit (provision)	5,001	(2,177)	(5,487)	(7,103)	(12,109)
Income tax benefit (provision)	(833)	186	(533)	863	(320)
Net income (loss)	$4,168	$(1,991)	$(6,020)	$(6,240)	$(12,429)
Per share information:
Earnings (loss) per share:
Basic	$0.15	$(0.07)	$(0.22)	$(0.23)	$(0.47)
Diluted	$0.14	$(0.07)	$(0.22)	$(0.23)	$(0.47)
Weighted-average shares used in computation:
Basic	28,579	27,333	27,108	27,056	$26,609
Diluted	30,363	27,333	27,108	27,056	$26,609
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$323	$323	$131	$249	$476
Research and development	$519	$493	$281	$472	$736
Sales and marketing	$313	$341	$80	$169	$574
General and administrative	$468	$538	$175	$298	$531

	As of June 30,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$31,867	$11,504	$10,633	$11,785	$9,309
Working capital	$13,895	$(8,023)	$(7,680)	$(886)	$(2,039)
Total assets	$73,754	$39,622	$39,751	$48,063	$49,731
Deferred revenue	$36,489	$26,197	$23,219	$15,717	$15,812
Long-term debt (bank borrowings and capital lease obligations)	$—	$8,941	$14,844	$20,376	$18,554

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

We believe that our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Our experience confirmed our views that SaaS clients adopt our product innovation much faster than in the perpetual license model and enjoy better service levels. We believe our SaaS clients enjoy up to 50% faster time to value from their eGain investment as opposed to those using our perpetual license solutions.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress and thus, we disaggregate our subscription revenue growth between:

•	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
•	Legacy revenue, which is defined as revenue from license, maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Fiscal Year Ended June 30
	2019	2018	Change
Revenue	(in thousands)
SaaS revenue	$44,788	$32,694	$12,094	37%
Legacy revenue	15,225	18,658	(3,433)	(18)%
Total subscription revenue	$60,013	$51,352	$8,661

As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy revenue to continue to decline.

Non-GAAP Operating Income

Non-GAAP operating income (loss) is defined as operating income (loss), adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisitions. The presentation of the non-GAAP financial measures is not intended to be considered in isolation, or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations for each of the following periods:

	Fiscal Year Ended June 30
	2019	2018
Income (loss) from operations	$5,522	$(988)
Add:
Stock-based compensation	1,623	1,695
Amortization of intangible assets	438	2,015
Non-GAAP income from operations	$7,583	$2,722

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, allowance for doubtful accounts, the valuation of goodwill and intangible assets, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our consolidated financial statements.  We evaluate these estimates on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Sources of Revenues

Our revenue is comprised of two categories, subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. Professional services include consulting, implementation and training.

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

We typically invoice our customers in advance upon execution of the contract or subsequent renewals. Invoiced amounts are recorded in accounts receivable, deferred revenue or revenue, depending on when control is transferred to our customers based on each arrangement.

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance (Topic 606), since these arrangements are for sales-based licenses of intellectual property, the Company recognizes revenue only as the subsequent sale occurs.  However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid on milestone billing at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Financial Impact of Topic 606

We adopted Topic 606, as of July 1, 2018. In addition, we adjusted the presentation of our consolidated statements of operations in connection with our cloud delivery model. Through June 30, 2018, our revenue was classified as recurring, legacy license and professional services revenue. In connection with our adoption of Topic 606 as of July 1, 2018, we classify our revenue as subscription and professional services revenue. Our legacy license revenue, which has been declining due to our focus on cloud offerings, is included with subscription revenue.

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the fiscal year ended June 30, 2019 (in thousands):

	June 30,		June 30,
	2019		2018
	Reported under Topic 606 ($)	Reported under Topic 605 ($)	Reported under Topic 605 ($)
Income statement captions:
Subscription revenue	60,013	60,119	51,352
Professional services revenue	7,219	6,686	9,955
Total revenue	67,232	66,805	61,307
Gross profit	45,391	44,964	38,971
Total operating expenses	39,869	40,424	39,959
Net income (loss)	4,168	3,186	(1,991)

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that have not yet been recognized, and include billed deferred revenues, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods.

The transaction price allocated to the remaining performance obligations are influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of June 30, 2019, our remaining performance obligations were $67.6 million of which we expect to recognize $42.7 million and $24.9 million as revenue within one year and beyond one year, respectively.

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

Costs Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs to obtain non-cancelable subscription, maintenance and support revenue contracts with amortization periods that may extend longer than the non-cancelable subscription and maintenance and support revenue contract terms.

We capitalize incremental costs of obtaining non-cancelable subscription and maintenance and support revenue contracts with amortization periods of one year or more. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (ii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our common stock has been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 12.50% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated and record a recovery of prior expense if the actual forfeiture rate is higher than what we estimated.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2019 and 2018.

Accounts Receivable and Allowance for Doubtful Accounts

We extend unsecured credit to customers on a regular basis. Our accounts receivable is derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilize different estimates, then material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write-off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible.

As described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report, certain Company contracts have contractual billings which do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable at contractually specified dates.

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

Tax Legislation

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations which significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense and made taxation changes on U.S. multinational corporation’s foreign operations. The provisions of the Tax Act are complex and likely will be subject to regulatory and administrative guidance. As we have a fiscal year end of June 30, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year 2018 and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on the mandatory deemed repatriation of cumulative earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities as well as our offsetting valuation allowance in our fiscal year 2018.  There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to U.S. deferred tax assets and the offsetting valuation allowance was $26.6 million. We did not incur a tax liability from the deemed repatriation of accumulated foreign earnings due to a net overall accumulated deficit in foreign earnings and profits. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. For the fiscal year ended June 30, 2019, we have $1.6 million of GILTI income inclusion and used our net operating losses to offset our taxable income. For the fiscal year ended June 30, 2019, we did not incur any BEAT tax.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. We have considered SAB 118, and we believe the accounting for the change of the U.S. statutory tax rate to our deferred tax balances under ASC 740 is complete and is appropriately reflected in our consolidated financial statements during fiscal year 2019.

Fiscal Year 2019 Compared with Fiscal Year 2018

Our effective tax rate for fiscal years 2019 and 2018 was a tax provision rate of 16.7% and tax benefit rate of 8.6%, respectively. The change in our effective tax rate for fiscal year 2019 as compared to fiscal year 2018 was primarily due to the rate change related to the enactment of the Tax Act in fiscal year 2018, the change in valuation allowance, foreign rate differential, stock-based compensation and the research and development tax credit.

The income before income tax benefit (provision) between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2019, our U.S. and foreign income before our net income tax benefit was $2.9 million and $2.1 million, respectively. In fiscal year 2018, our U.S. and foreign loss before our net income tax benefit was $587,000 and $1.6 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2019, we had a valuation allowance of approximately $54.4 million of which approximately $51.4 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. state income taxes and foreign withholding taxes on approximately $13.8 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2019	2018
Revenue:
Subscription	89%	84%
Professional services	11	16
Total revenue	100	100
Cost of revenue:
Cost of subscription	22	21
Cost of professional services	10	15
Total cost of revenue	32	36
Gross profit	68	64
Operating Expenses:
Research and development	21	24
Sales and marketing	26	29
General and administrative	13	13
Total operating expenses	60	66
Income (loss) from operations	8%	(2)%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further breakdown subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2019	2018	Change
Revenue	(in thousands)
Subscription	$60,013	$51,352	$8,661	17%
Professional services	7,219	9,955	(2,736)	(27)%
Total revenue	$67,232	$61,307	$5,925

Recurring Revenue

Total revenue increased $5.9 million during the fiscal year ended June 30, 2019, largely due to increased revenues from SaaS of $12.1 million in fiscal year 2019.  This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $1.2 million and an increase of $1.7 million in total revenue during the fiscal years ended June 30, 2019 and 2018, respectively.

Additionally, our revenue was impacted by the adoption of Topic 606 during the fiscal year ended June 30, 2019. We adopted the new revenue guidance as of July 1, 2018 with no comparable adjustments to the prior period.

Subscription Revenue

SaaS Revenue

	Fiscal Year Ended June 30,
	2019	2018	Change
Revenue	(in thousands)
SaaS revenue	$44,788	$32,694	$12,094	37%
Percentage of total revenue	67%	53%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $12.1 million during the fiscal year ended June 30, 2019, as compared to the comparable period in 2018.

SaaS revenue was $44.8 million and $32.7 million during the fiscal years ended June 30, 2019 and 2018, respectively, which represented an increase of 37% or $12.1 million. SaaS revenue represents 67% and 53% of total revenue for the fiscal years ended June 30, 2019 and 2018, respectively.

Excluding a decrease of $614,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $12.7 million during the fiscal year ended June 30, 2019, as compared to the comparable period in 2018. In connection with our SaaS Transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase in future periods.

Legacy Revenue

	Fiscal Year Ended June 30,
	2019	2018	Change
Revenue	(in thousands)
Legacy revenue	$15,225	$18,658	$(3,433)	(18)%
Percentage of total revenue	23%	30%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced  a decrease of $3.4 million for the fiscal year ended June 30, 2019. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future periods.

Legacy revenue was $15.2 million and $18.7 million during the fiscal years ended June 30, 2019 and 2018, respectively, which represented a decrease of 18% or $3.4 million. Legacy revenue represents 23% and 30% of total revenue for the fiscal years ended June 30, 2019 and 2018, respectively.

Excluding a decrease of $407,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $3.0 million during the fiscal year ended June 30, 2019, as compared to the comparable period in 2018.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2019	2018	Change
Revenue	(in thousands)
Professional services revenue	$7,219	$9,955	$(2,736)	(27)%
Percentage of total revenue	11%	16%

Professional services revenue includes consulting, implementation and training. Revenues from professional services decreased by $2.7 million during the fiscal year ended June 30, 2019. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease further.

Professional services revenue was $7.2 million during the fiscal year ended June 30, 2019, which represented a decrease of 27% or $2.7 million. Professional services revenue represents 11% and 16% of total revenue for the fiscal years ended June 30, 2019 and 2018, respectively.

Excluding a decrease of $160,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $2.6 million during the fiscal year ended June 30, 2019, as compared to the comparable period in 2018.

Revenue by Geography

	Fiscal Year Ended June 30,
	2019	2018	Change
Revenue	(in thousands)
Domestic	$37,435	$32,877	$4,558	14%
International	29,797	28,430	1,367	5%
Total revenue	$67,232	$61,307	$5,925

Revenue from domestic sales increased by 14% from $32.9 million during the fiscal year ended June 30, 2018 to $37.4 million during the fiscal year ended June 30, 2019 due to increases of (i) $6.3 million in SaaS revenue and (ii) $237,000 in legacy revenue; partially offset by a decrease of $1.9 million in professional services revenue.

Revenue from international sales increased by 5% from $28.4 million during the fiscal year ended June 30, 2018 to $29.8 million during the fiscal year ended June 30, 2019 due to an increase of $5.8  million in SaaS revenue; partially offset by decreases of (i) $3.7 million in legacy revenue and (ii) $797,000 in professional services revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2019	2018	Change
Cost of revenue	(in thousands)
Subscription	$14,976	$13,152	$1,824	14%
Professional services	6,865	9,184	(2,319)	(25)%
Total cost of revenue	$21,841	$22,336	$(495)
Percentage of total revenue	32%	36%
Gross margin	68%	64%

Subscription

Cost of subscription revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased $1.8 million during the fiscal year ended June 30, 2019. The increase is primarily due to cloud computing costs which increased $1.1 million during the fiscal year ended June 30, 2019, from the comparable period in 2018, and an increase of personnel-related costs of  $675,000 during the fiscal year ended June 30, 2019.

Excluding a decrease of $189,000 due to foreign exchange rate fluctuation, cost of subscription revenues increased by $2.0 million during the fiscal year ended June 30, 2019, from the comparable period in 2018. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms as revenues increase but expect subscription revenue gross margins to improve or remain relatively consistent.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased $2.3 million during the fiscal year ended June 30, 2019. This decrease is  primarily due to a decrease in personnel-related costs of $2.3 million for the fiscal year ended June 30, 2019, because of our increased focus to reduce the time required for an average implementation project.

Excluding a decrease of $163,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $2.2 million for the fiscal year ended June 30, 2019, from the comparable period in 2018.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2019	2018	Change
	(in thousands)
Research and development	$14,369	$14,711	$(342)	(2)%
Percentage of total revenue	21%	24%

Research and development expense primarily consists of personnel-related expenses directly associated with our engineering, product management and development, and quality assurance staff. Included in these costs are salaries, benefits, bonuses, stock-based compensation and allocated overhead. Research and development expense also includes outside consulting services contracted for research and development, and amortization of intangible assets.

Research and development expense decreased 2% to $14.4 million during the fiscal year ended June 30, 2019, from $14.7 million in the comparable period in 2018. Excluding a decrease of $353,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $1.4 million in personnel-related costs, and (ii) $181,000 in outside consulting services; principally offset by a decrease of $1.6 million in intangible asset amortization.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to increase in future periods based on our product development plans.

Sales and Marketing

	Fiscal Year Ended June 30,
	2019	2018	Change
	(in thousands)
Sales and marketing	$17,302	$17,681	$(379)	(2)%
Percentage of total revenue	26%	29%

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

Sales and marketing expenses decreased 2% to $17.3 million during the fiscal year ended June 30, 2019, from $17.7 million in the comparable period in 2018. Excluding a decrease of $404,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $154,000 in personnel-related costs and (ii) $112,000 in marketing program costs; partially offset by a decrease of $239,000 in outside consulting services.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Fiscal Year Ended June 30,
	2019	2018	Change
	(in thousands)
General and administrative	$8,198	$7,567	$631	8%
Percentage of total revenue	13%	13%

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

General and administrative expenses increased 8% to $8.2 million during the fiscal year ended June 30, 2019, from $7.6 million in the comparable period in 2018. Excluding a decrease of $134,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $282,000 in personnel and personnel-related expenses; (ii) $142,000 in legal and investor relations costs; (iii) $135,000 in outside consulting costs; (iv) $126,000 in bad debt expense; and (v) $81,000 in accounting, audit and administrative services.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future periods based on our current business plan.

Stock-Based Compensation

Stock-based compensation expense is accounted for in accordance with the provisions of the accounting guidance which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees, members of our board of directors and consultants, based upon the grant-date fair value of those awards.  We value our share-based payments under ASC 718, and record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant.

The effect of recording stock-based compensation for fiscal year 2019 and 2018 is as follows:

	Fiscal Year Ended June 30,
	2019	2018
Stock-based compensation by type of award	(in thousands)
Stock options	$1,318	$1,695
Employee stock purchase plan	305	—
Total stock-based compensation	$1,623	$1,695

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2019	2018	Change
	(in thousands)
Cost of revenue	$323	$323	$0	0%
Research and development	519	493	26	5%
Sales and marketing	313	341	(28)	(8)%
General and administrative	468	538	(70)	(13)%
Total stock-based compensation	$1,623	$1,695	$(72)	(4)%

The decrease in our stock-based compensation expense in fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease in option grant activity and in forfeitures during the year.

We expect our stock-based compensation expense to increase or remain relatively constant in fiscal year 2020.

Income (loss) from Operations

	Fiscal Year Ended June 30,
	2019	2018	Change
	(in thousands)
Income (loss) from operations	$5,522	$(988)	$6,510	*
Operating margin	8%	(2)%

*not meaningful

Results from operations was income of $5.5 million in fiscal year 2019, and losses of  $988,000 in fiscal year 2018. We recorded a positive operating margin of 8% in fiscal year 2019, and negative operating margin of 2% in fiscal year 2018.

The increase in operating income in fiscal year 2019 was primarily due to the growth of our cloud delivery business and the decline of costs associated with professional services, as we focused to reduce the time involved in implementation projects. During the fiscal year ended June 30, 2019. SaaS revenue increased by $12.1 million to $44.8 million compared to $32.7 million in fiscal year 2018.

Excluding the decrease from foreign exchange fluctuation of $1.2 million, the increase in total costs and operating expenses in fiscal year 2019 was primarily due to increases of (i) $1.2 million in cloud computing costs; (ii) $519,000 in personnel-related expenses; (iii) $126,000 in bad debt expenses; (iv) $120,000 in legal costs; (v) $112,000 in marketing program expenses; (vi) $106,000 in outside consulting costs; and (vii) $101,000 in accounting, audit and administrative services and investor relation expenses; partially offset by a decrease of $1.6 million in intangible asset amortization.

Interest Expense, Net

Interest expense consists of interest on bank borrowings and capital leases. Interest expense, net was $319,000 and $983,000 in the fiscal years ended June 30, 2019 and 2018, respectively. Interest expense decreased due to lower interest paid on reduced average bank borrowings and the expiration of our capital lease obligation. With the increase in our cash position from the follow-on public offering, we expect interest income in future periods due to increased cash balances in favorable interest-bearing accounts.

Other Expense, Net

Other expense, net was $202,000 and $206,000 for the fiscal years ended June 30, 2019 and 2018, respectively. Other expense primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses and uncertainty of future profitability, we maintain a valuation allowance against U.S. deferred tax assets as of June 30, 2019.  We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets.  We recorded an income tax provision of $833,000 and a tax benefit of $186,000 in the fiscal years ended June 30, 2019 and 2018, respectively, due to income taxes in profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

At June 30, 2019, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $52.3 million. Our cash, cash equivalents and restricted cash were $31.9 million and $11.5 million as of June 30, 2019 and 2018, respectively.

Our working capital was $13.9 million as of June 30, 2019 compared to a negative working capital of $8.0 million as of June 30, 2018. As of June 30, 2019, our deferred revenue was $36.5 million as compared to $26.2 million as of June 30, 2018.

In 2019, we sold 2.1 million shares of our common stock in a follow-on public offering. Shares were offered at a public offering price of $11.00 per share and we raised an aggregate $23.6 million before underwriter’s commission and expenses of $1.9 million. We currently intend to use the proceeds of this offering for working capital and other general corporate purposes.

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

Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

Cash Flows

For the fiscal years ended June 30, 2019 and 2018, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2019	2018
Net cash provided by operating activities	$6,954	$6,591
Net cash used in investing activities	(398)	(137)
Net cash provided by (used in) financing activities	13,773	(5,593)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, and changes in operating assets and liabilities during the year.

Cash provided by operating activities increased by $363,000 during the fiscal year ended June 30, 2019, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, which is our largest source of operating cash flows, as well as higher net income.

Prior to adopting Topic 606, we netted down our accounts receivable and deferred revenue for amounts that were invoiced but not collected. We no longer net down our accounts receivable and deferred revenue with the adoption of Topic 606 which resulted in an increase of $14.3 million in accounts receivable and deferred revenue from the adoption impact at July 1, 2018.

Net cash used in investing activities increased by $261,000 during the fiscal year ended June 30, 2019, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $19.4 million during the fiscal year ended June 30, 2019, driven primarily by net proceeds of $21.7 million from the sale of our common stock in a follow-on public offering; partially offset by an increase in bank loan payments, net of bank borrowings of $9.4 million.

Commitments

The following table summarizes our contractual obligations as of June 30, 2019 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	3,008	1,220	1,474	314	—
Contractual commitments	1,298	1,298	—	—	—
Total	$4,306	$2,518	$1,474	$314	$—

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2019 totaled approximately $14.2 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.4 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro, the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of June 30, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2019 and 2018 and for the years ended June 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2019 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2019, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues from contracts with customers in fiscal year ended June 30, 2019 due to the adoption of the new revenue standard.

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

San Jose, California

September 12, 2019

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$31,860	$11,498
Restricted cash	7	6
Accounts receivable, less allowance for doubtful accounts of $320 and $256 as of June 30, 2019 and 2018, respectively	20,411	7,389
Costs capitalized to obtain revenue contracts, net	740	986
Prepaid expenses	2,517	2,374
Other current assets	1,054	285
Total current assets	56,589	22,538
Property and equipment, net	525	559
Costs capitalized to obtain revenue contracts, net of current portion	1,777	891
Intangible assets, net	294	733
Goodwill	13,186	13,186
Other assets	1,383	1,715
Total assets	$73,754	$39,622
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,173	$3,905
Accrued compensation	5,480	5,706
Accrued liabilities	2,353	2,285
Deferred revenue	30,688	18,364
Capital lease obligations	—	42
Bank borrowings	—	259
Total current liabilities	42,694	30,561
Deferred revenue, net of current portion	5,801	7,833
Bank borrowings, net of current portion	—	8,941
Other long-term liabilities	952	1,000
Total liabilities	49,447	48,335
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity (deficit):
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 30,478 and 27,667 shares as of June 30, 2019 and 2018, respectively	31	28
Additional paid-in capital	371,099	346,222
Notes receivable from stockholders	(88)	(85)
Accumulated other comprehensive loss	(1,459)	(1,618)
Accumulated deficit	(345,276)	(353,260)
Total stockholders' equity (deficit)	24,307	(8,713)
Total liabilities and stockholders' equity (deficit)	$73,754	$39,622

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2019	2018
Revenue:
Subscription	$60,013	$51,352
Professional services	7,219	9,955
Total revenue	67,232	61,307
Cost of revenue:
Cost of subscription	14,976	13,152
Cost of professional services	6,865	9,184
Total cost of revenue	21,841	22,336
Gross profit	45,391	38,971
Operating expenses:
Research and development	14,369	14,711
Sales and marketing	17,302	17,681
General and administrative	8,198	7,567
Total operating expenses	39,869	39,959
Income (loss) from operations	5,522	(988)
Interest expense, net	(319)	(983)
Other expense, net	(202)	(206)
Income (loss) before income tax benefit (provision)	5,001	(2,177)
Income tax benefit (provision)	(833)	186
Net income (loss)	$4,168	$(1,991)
Per share information:
Earnings (loss) per share:
Basic	$0.15	$(0.07)
Diluted	$0.14	$(0.07)
Weighted-average shares used in computation:
Basic	$28,579	$27,333
Diluted	$30,363	$27,333
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$323	$323
Research and development	$519	$493
Sales and marketing	$313	$341
General and administrative	$468	$538

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended June 30,
	2019	2018
Net income (loss)	$4,168	$(1,991)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	159	45
Other comprehensive income, net of taxes:	159	45
Total comprehensive income (loss)	$4,327	$(1,946)

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Income (loss)	Deficit	Equity (Deficit)
BALANCES AS OF JULY 1, 2017	27,127	27	343,367	(83)	(1,663)	(351,269)	(9,621)
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock under employee plans	540	1	1,160	—	—	—	1,161
Stock-based compensation	—	—	1,695	—	—	—	1,695
Foreign currency translation adjustments	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	(1,991)	(1,991)
BALANCES AS OF JUNE 30, 2018	27,667	28	346,222	(85)	(1,618)	(353,260)	(8,713)
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2016-16	—	—	—	—	—	3,816	3,816
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Issuance of common stock upon exercise of stock options	592	1	1,114	—	—	—	1,115
Issuance of common stock in connection with employee stock purchase plan	70	—	422	—	—	—	422
Issuance of common stock under public offering, net of issuance costs	2,149	2	21,718	—	—	—	21,720
Stock-based compensation	—	—	1,623	—	—	—	1,623
Foreign currency translation adjustments	—	—	—	—	159	—	159
Net income	—	—	—	—	—	4,168	4,168
BALANCES AS OF JUNE 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,168	$(1,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	438	2,015
Amortization of costs capitalized to obtain revenue contracts	663	967
Amortization of deferred financing costs	241	239
Depreciation and amortization	362	623
Provision for doubtful accounts	253	131
Deferred income taxes	357	(564)
Stock-based compensation	1,623	1,695
Loss on disposal of property and equipment	51	2
Changes in operating assets and liabilities:
Accounts receivable	(13,270)	(130)
Costs capitalized to obtain revenue contracts	(809)	(1,451)
Prepaid expenses	(156)	(636)
Other current assets	(774)	85
Other assets	(31)	16
Accounts payable	278	1,540
Accrued compensation	159	1,360
Accrued liabilities	(240)	(101)
Deferred revenue	13,673	2,876
Other long-term liabilities	(32)	(85)
Net cash provided by operating activities	6,954	6,591
Cash flows from investing activities:
Purchases of property and equipment	(398)	(137)
Net cash used in investing activities	(398)	(137)
Cash flows from financing activities:
Payments on bank borrowings	(16,901)	(19,893)
Proceeds from bank borrowings	7,459	13,278
Payments on capital lease obligations	(42)	(108)
Payments made for deferred financing costs	—	(31)
Proceeds from exercise of stock options	1,115	1,161
Proceeds from employee stock purchase plan	422	—
Proceeds from follow-on public offering, net of issuance costs	21,720	—
Net cash provided by (used in) financing activities	13,773	(5,593)
Effect of exchange rate differences on cash and cash equivalents	34	10
Net increase in cash, cash equivalents and restricted cash	20,363	871
Cash, cash equivalents and restricted cash at beginning of year	11,504	10,633
Cash, cash equivalents and restricted cash at end of year	$31,867	$11,504

Supplemental cash flow disclosures:
Cash paid for interest	$230	$747
Cash paid for taxes	$237	$166
Non-cash items:
Purchases of equipment through trade accounts payable	$4	$13

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

Reclassification

Certain reclassifications were made to the consolidated financial statements to conform to the current period presentation. As of July 1, 2018, we classify recurring and legacy license as subscription revenue due to the strategic decision to move to a cloud delivery model from the hybrid model that included legacy perpetual licenses. These reclassifications did not result in any change in previously reported net losses, total assets or stockholders’ equity (deficit).

Follow-On Public Offering

In March 2019, we completed a follow-on public offering, in which we issued 2.0 million shares of our common stock at a public offering price of $11.00 per share. In April 2019, the underwriters exercised an over-allotment option to purchase 149,000 additional shares of our common stock. As of June 30, 2019, we received net proceeds of $21.7 million after deducting underwriting discounts and commissions of $1.6 million and other offering expenses of $282,000.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in “other expense, net” in the consolidated statements of operations, and resulted in a loss of $149,000 and $167,000, in fiscal years 2019 and 2018, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2019 and 2018 we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2019 and 2018, our restricted cash was nominal.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $31.9 million as of June 30, 2019 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. Cisco Systems, Inc. accounted for 17% and 16% of total revenue in fiscal years 2019 and 2018, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Three customers accounted for 18% 16%, and 15% of accounts receivable as of June 30, 2019.  No customer account balances were over 10% as of June 30, 2018.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.4 million and $339,000 as of June 30, 2019 and 2018, respectively, and are included in the accounts receivable balance.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets, which typically is between three or five years. Leasehold improvements and leased equipment are depreciated on a straight-line basis over the shorter of the lease term or useful life of the asset, which is typically three to five years.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2019 and 2018.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years 2019 and 2018, we did not have any such losses.

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

Cost Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs of obtaining non-cancelable subscription and support revenue contracts. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (ii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Commissions for renewal contracts relating to our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the average period of benefit, which is determined to be five years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations.

Deferred Financing Costs

Costs relating to obtaining the credit agreement with Wells Fargo Bank are capitalized and amortized over the term of the related debt using the effective interest method. As of June 30, 2019 and 2018, deferred financing costs were $981,000, and accumulated amortization was $981,000 and $740,000, respectively. Deferred financing costs are included net of bank borrowings in the accompanying consolidated balance sheets. Amortization of deferred financing costs recorded as interest expense was $241,000 and $239,000 for the fiscal years ended June 30, 2019 and 2018, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations as interest expense.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2019 and 2018 were $150,000 and $70,000, respectively.

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

As of June 30, 2019, we have not completed a 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our company’s formation due to the complexity and cost associated with such a study, and the fact that an additional change in ownership can occur in future periods. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, would be subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions. Any limitation may result in expiration of all or a portion of our NOL and or tax credit carryforwards before utilization. Until a study is completed and limitations are known, no amounts of federal and state NOL and tax credit carryforwards are being considered as an uncertain tax position or disclosed as unrecognized tax benefits since no benefits have been realized to date. As a result, the deferred tax assets related to these domestic loss and tax credit carryforwards and the offsetting valuation allowances have also been removed from our consolidated financial statements with no impact on earnings. These amounts are no longer recognized until they can be measured after an ownership change analysis is completed.

Comprehensive Income (Loss)

We report comprehensive income (loss) and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive loss includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income (loss) for each of the two years in the period ended June 30, 2019 is shown in the accompanying statements of comprehensive income (loss). Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets as of June 30, 2019 and 2018 consist of accumulated foreign currency translation adjustments.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2019	2018
Net income (loss) applicable to common stockholders	$4,168	$(1,991)
Basic net income (loss) per common share	$0.15	$(0.07)
Weighted average common shares used in computing basic net income (loss) per common share	28,579	27,333
Effect of dilutive common equivalents outstanding	1,784	—
Weighted average common shares used in computing diluted net income (loss) per common share	30,363	27,333
Diluted net income (loss) per common share	$0.14	$(0.07)

Weighted average options to purchase 256,538 and 3,133,960 shares of common stock as of June 30, 2019 and 2018, respectively, were not included in the computation of diluted net income (loss) per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Information relating to our geographic areas for the fiscal years ended June 30, 2019 and 2018 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2019:
North America	$37,435	$359	$206
Europe, Middle East, & Africa	29,797	10,290	112
Asia Pacific	—	(5,127)	207
	$67,232	$5,522	$525
Year ended June 30, 2018:
North America	$32,877	$(2,597)	$210
Europe, Middle East, & Africa	28,430	6,627	245
Asia Pacific	—	(5,018)	104
	$61,307	$(988)	$559

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance to determine which implementation costs to recognize and defer as an asset. This update is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021). We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

In February 2019, the FASB issued ASU No. 2019-01 Leases (Topic 842) Codification Improvements, which align the guidance for fair value of the underlying asset by lessors that are not manufacturers or deals in Topic 842 with that of existing guidance. As a result the fair value of the underlying asset at lease commencement is its cost. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

Pronouncements Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a shared-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance in connection with the adoption of ASC 606 as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides specific guidance on how to classify restricted cash. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017 (our fiscal year 2019), including interim reporting periods within those annual reporting periods. We adopted this guidance as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), and interim periods within those fiscal years. We adopted this guidance as of our first quarter of fiscal year 2019 and the adoption did not have a significant impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606 or ASC 606), which supersedes the revenue recognition requirements under Revenue Recognition (Topic 605). The standard requires increased disclosures including the nature, amount, timing, and any uncertainty of revenues and cash flows related to customer contracts. Topic 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. We refer to Topic 606 and Subtopic 340-40 as Topic 606, collectively, for purposes of disclosure and discussion in this filing.

We adopted Topic 606 using the modified retrospective method with a cumulative decrease of $3.8 million to our opening balance of our accumulated deficit as of July 1, 2018 in our first quarter of fiscal year 2019.

Under Topic 606, revenue is recognized when a customer under a contract obtains control of promised goods and services at an amount that reflects consideration that is expected to be received in exchange for those goods and services. The new revenue recognition standard requires that we apply a five-step approach for recognizing revenue which includes (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract on a relative standalone selling price (SSP); and (v) recognizing revenue when, or as, we satisfy each performance obligation in the contract typically through delivery or when control is transferred to the customer.

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

Revenue recognition under Topic 606 impacted our on-premise offerings that do not incorporate substantial cloud functionality. Under Topic 605, licenses that were sold with undelivered elements but without vendor-specific objective evidence (VSOE) were recognized ratably over the term of the undelivered elements. Under Topic 606, the requirement to establish VSOE for undelivered elements was eliminated. Therefore, we recognize a portion of the sales price upon delivery of the software. To the extent that amounts recognized as revenue have not been billed, the corresponding amounts are recorded as unbilled receivables and are classified in accounts receivable when the Company has the unconditional right to consideration.

Under Topic 606, the transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon acceptance at pre-determined points in the contract. Under Topic 605, we had recognized revenue when we met acceptance clauses and billing milestones.

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

Costs Capitalized to Obtain Revenue Contracts

Under Topic 606, we capitalize incremental costs of obtaining non-cancelable subscription, maintenance and support revenue contracts. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (ii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees.

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Commissions for renewal contracts relating to our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally five years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations.

During the fiscal year ended June 30, 2019, we capitalized $809,000 of costs to obtain revenue contracts, and amortized $663,000 to sales and marketing expense. Capitalized costs to obtain revenue contracts, net were $2.5 million as of June 30, 2019.

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

Financial Impact from Initial Adoption

The following table shows cumulative adjustments included in our consolidated opening balance sheet as of July 1, 2018 related to the adoption of Topic 606 (in thousands):

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

Financial Impact after Initial Adoption

The following table shows cumulative adjustments included in our consolidated balance sheet as of June 30, 2019 related to the adoption of Topic 606 (in thousands):

	June 30, 2019
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Balance sheet captions:
Accounts receivable, net	20,411	(13,524)	6,887
Costs capitalized to obtain revenue contracts, net	740	244	984
Costs capitalized to obtain revenue contracts, net of current portion	1,777	(1,261)	516
Deferred revenue	30,688	(10,018)	20,670
Deferred revenue, net of current portion	5,801	172	5,973
Accumulated deficit	(345,276)	(4,798)	(350,074)

The following table presents the financial impact between guidance under Topic 605 and newly adopted guidance under Topic 606 during the fiscal year ended June 30, 2019 (in thousands):

	Fiscal Year Ended June 30, 2019
	Reported under Topic 606 ($)	Topic 606 Impact ($)	Excluding Topic 606 Impact ($)
Income statement captions:
Subscription revenue	60,013	106	60,119
Professional services revenue	7,219	(533)	6,686
Total revenue	67,232	(427)	66,805
Gross profit	45,391	(427)	44,964
Total operating expenses	39,869	555	40,424
Net income (loss)	4,168	(982)	3,186

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation and training.

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

We allocate the transaction price to each performance obligation on a relative standalone selling price basis (SSP). The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606 revenue guidance, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs.  However, the Company notes that such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon milestone billing or acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following (in thousands):

	As of June 30,
	2019	2018
	(in thousands)
Computers and equipment	$3,741	$5,837
Leased equipment	—	1,011
Furniture and fixtures	1,077	1,144
Leasehold improvements	542	663
Total	5,360	8,655
Accumulated depreciation and amortization	(4,835)	(8,096)
Property and equipment, net	$525	$559

Depreciation and amortization expense was $362,000 and $623,000 for the fiscal years ended June 30, 2019 and 2018, respectively. Accumulated depreciation relating to computers, equipment and software under capital leases totaled $0 and $979,000 as of June 30, 2019 and 2018, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense. Disposed fixed assets, which were substantially fully-depreciated, were $3.6 million and $29,000 for the years ended June 30, 2019, and 2018, respectively.

Accrued compensation consists of the following (in thousands):

	As of June 30,
	2019	2018
	(in thousands)
Accrued bonuses	$2,362	$2,165
Accrued vacation	1,840	1,851
Payroll and other employee related costs	1,043	986
Accrued commissions	235	704
Accrued compensation	$5,480	$5,706

Accrued liabilities consists of the following:

	As of June 30,
	2019	2018
	(in thousands)
VAT liability	$717	$1,086
Accrued other liabilities	931	672
Customer advances	294	323
Sales tax payable	411	204
Accrued liabilities	$2,353	$2,285

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the fiscal years ended June 30, 2019 and 2018, respectively:

	Year ended June 30,
	2019	2018
	(in thousands)
Revenue:
SaaS	$44,788	$32,694
Legacy revenue	15,225	18,658
Total subscription	60,013	51,352
Professional services	7,219	9,955
Total revenue	$67,232	$61,307

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Year ended June 30,
	2019	2018
	(in thousands)
Revenue:
North America	$37,435	$32,877
EMEA	29,797	28,430
Total Revenue	$67,232	$61,307

Contract Balances

Contract assets, if any, consist of unbilled receivables for which we have the right to consideration for completed performance obligations that have not been invoiced. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of July 1, 2018 ($)	Additions ($)	Deductions ($)	Balance as of June 30, 2019 ($)
Contract liabilities:
Deferred revenue	30,064	64,990	(64,366)	30,688
Deferred revenue, net of current portion	7,411	—	(1,610)	5,801

With respect to deferred revenue balances as of June 30, 2018, $36.6 million was recognized to revenue during fiscal year ended June 30, 2019.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2019, our remaining performance obligations were $67.6 million of which we expect to recognize $42.7 million and $24.9 million as revenue within one year and beyond one year, respectively.

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

On September 2, 2015, the Company entered into Amendment Number One to the Credit Agreement (Amendment No. 1), which amends the Credit Agreement. Pursuant to Amendment No. 1, we increased the total maximum Revolving Loan commitments thereunder from $10.0 million to $15.0 million and increased the quarterly installment payments of the Term Loan under the Credit Agreement to $187,500 for the quarters ended September 30, 2015 through December 31, 2015 and $250,000 for each subsequent quarter. As of March 31, 2018, the quarterly installment payment decreased from $250,000 to $114,407 for the quarter ended March 31, 2018 and for each quarter ending thereafter as a result of a $4.0 million prepayment that we made during the quarter. Borrowings under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus 7.0%.  Borrowings under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to the rate of interest announced, from time to time, by Wells Fargo as its “prime rate,” plus 6.0%.  In connection with Amendment No. 1, certain fees were also modified such that prior to the first anniversary of Amendment No. 1, voluntary repayments of the Term Loan, voluntary permanent reductions of the commitment related to the Revolving Loans and certain mandatory prepayments will be subject to prepayment premium of 1.0% of the amount prepaid or reduced.

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

Amendment No. 2 modified the two financial covenants the Company is required to comply with as of the Financial Covenant Replacement Date, which is the first day of the fiscal quarter following the date on which the Company has achieved (i) a Fixed Charge Coverage Ratio equal to or greater than 1.50 to 1.00 and (ii) a Leverage Ratio of less than 2.50 to 1.00 for the immediately preceding two consecutive fiscal quarters. As of June 30, 2019 the Company was in compliance with the terms under the revolving loan commitment.

In addition, the amount of Liquidity (as defined in the Credit Agreement) that the Company is required to maintain on and prior to the Financial Covenant Replacement Date was reduced from $10.0 million to $4.0 million. Liquidity is calculated based on available credit under the Revolving Loan commitments and balances in certain bank accounts used for operations. The amount of Liquidity was $45.0 million as of June 30, 2019.

As of June 30, 2019, the Company paid down the remaining principal balance on the Term Loan and all remaining deferred financing costs have been written-off to interest expense. The monthly custodial fee on the Term Loan is considered to be nominal.

5. INCOME TAXES

Loss before income tax benefit (provision) consisted of the following (in thousands):

	Year Ended June 30,
	2019	2018
United States	$2,904	$(587)
Foreign	2,097	(1,590)
Income (loss) before income tax benefit (provision)	$5,001	$(2,177)

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Year Ended June 30,
	2019	2018

Federal statutory income tax rate	21.0%	27.6%
Current state taxes, net of federal benefit	2.6	(0.4)
Foreign rate differential	3.6	(23.7)
Research and development credits	(7.5)	26.5
Foreign withholding tax	0.5	(6.5)
Stock-based compensation	(12.1)	(11.5)
Other items	9.0	5.7
Net change in valuation allowance	(7.3)	1,283.2
Foreign income	6.9	—
Tax reform	—	(1,292.3)
Effective tax rate	16.7%	8.6%

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended June 30,
	2019	2018
Current provision:
Foreign	$454	$368
Federal	(62)	—
State	84	10
Total current:	476	378
Deferred (benefit):
Federal	62	(124)
Foreign	295	(440)
Total deferred:	357	(564)
Income tax (benefit) provision	$833	$(186)

As of June 30, 2019, we had federal and state net operating loss carryforwards of approximately $204.4 million and $16.7 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2020, if not utilized. We also had federal research and development credit carryforwards of approximately $3.4 million as of June 30, 2019, which will expire at various dates beginning in fiscal year ending June 30, 2020, if not utilized. The California research and development credit carryforwards are approximately $5.0 million as of June 30, 2019 and have an indefinite carryover period. We also have U.K. net operating loss carryforwards of approximately $900,000 as of June 30, 2019, which also have an indefinite carryover period.

As of June 30, 2019, we have not completed a 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our company’s formation due to the complexity and cost associated with such a study, and the fact that an additional change in ownership can occur in future periods. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, would be subject to an annual limitation under the Internal Revenue

Code of 1986 and similar state provisions. This is determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as a built in gain or loss, as required. Any limitation may result in expiration of all or a portion of our NOL and or tax credit carryforwards before utilization. Until a study is completed and limitations are known, no amounts of federal and state NOL and tax credit carryforwards are being considered as an uncertain tax position or disclosed as unrecognized tax benefits since no benefits have been realized to date. We maintain a full valuation allowance for other deferred tax assets due to our historical losses and uncertainties surrounding our ability to generate enough future taxable income to realize these assets. Due to our full valuation allowance, future changes in the Company’s unrecognized tax benefits and recognizable deferred tax benefits, after the completion of an ownership change analysis, are not expected to impact our effective tax rate.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$44,244	$47,556
Research credits	7,353	7,139
Deferred revenue	1,596	1,590
Stock-based compensation	802	701
Accruals and reserves	1,044	1,022
Other	163	237
Gross deferred tax assets	55,202	58,245
Less valuation allowance	(54,445)	(57,127)
Net deferred tax assets *	$757	$1,118

*included in other assets on balance sheet

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our U.S. net deferred tax assets. With respect to our foreign operations, we expect to utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carryforwards which had previously been valued against, change in valuation allowance, stock-based compensation, research and development credits, and our foreign operations.

The net valuation allowance decreased by $2.7 million and $26.6 million for the fiscal years ended June 30, 2019 and 2018, respectively.

We have not provided for taxes on $13.8 million of undistributed earnings of our foreign subsidiaries as of June 30, 2019. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2019 and 2018 were as follows (in thousands):

	Year Ended June 30,
	2019	2018
Beginning balance	$1,578	$1,465
Increases in balances related to tax positions taken during current periods	87	113
Ending balance	$1,665	$1,578

There is no amount of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2019 and 2018, respectively. No accrued interest and penalties have been recognized in the tax benefit (provision) related to unrecognized tax benefits.

We do not anticipate the amount of existing unrecognized tax benefit to significantly increase or decrease during the next twelve months. Our policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 2000 and 2018 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

6. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2019 as follows:

Reserved
Stock
Options
Stock options outstanding	2,821,333
Stock available for future grants or issuance:
2005 Stock Incentive Plan	347,703
2005 Management Stock Option Plan	68,649
2017 Employee Stock Purchase Plan	330,348
Total reserved shares of common stock for issuance	3,568,033

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan (2005 Management Plan) which provides for the grant of non-statutory stock options to directors, officers and key employees of eGain and its subsidiaries. Our board extended the expiration date of the 2005 Management Plan to September 30, 2024. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price
Balance as of June 30, 2017	795,038	837,652	$5.16
Options Granted	(875,541)	875,541	$2.43
Options Exercised	—	(71,916)	$5.11
Options Forfeited / Expired	149,152	(149,152)	$5.70
Balance as of June 30, 2018	68,649	1,492,125	$3.51
Options Granted	—	—	$—
Options Exercised	—	(174,399)	$3.12
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2019	68,649	1,317,726	$3.56

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Our board extend the expiration date of the 2005 Stock Incentive Plan to September 30, 2024 and made certain other changes. Options granted under the 2005 Stock Incentive Plan are non-qualified stock options. Non-qualified stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2017	1,302,880	1,408,799	$4.01
Options Granted	(1,535,022)	1,535,022	$3.35
Options Exercised	—	(442,291)	$1.75
Options Forfeited / Expired	820,796	(820,796)	$6.27
Balance as of June 30, 2018	588,654	1,680,734	$2.90
Options Granted	(334,500)	334,500	$9.58
Options Exercised	—	(418,078)	$1.37
Options Forfeited / Expired	93,549	(93,549)	$5.26
Balance as of June 30, 2019	347,703	1,503,607	$4.67

No shares were granted to consultants during the fiscal year ended June 30, 2019. Of the options granted during fiscal year 2018, 45,000 shares with a weighted average price of $12.15 were granted to consultants.

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

The following table represents the activity under the 2000 Non-Management Stock Option Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2017	—	10,000	$0.66
Options Exercised	—	(10,000)	$0.66
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2018	—	—	$—
Options Exercised	—	—	$—
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2019	—	—	$—

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

The following table represents the activity under the 1998 Stock Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2017	—	17,209	$0.67
Options Exercised	—	(15,209)	$0.69
Options Forfeited / Expired	—	(2,000)	$0.50
Balance as of June 30, 2018	—	—	$—
Options Exercised	—	—	$—
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2019	—	—	$—

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.74-$2.15	252,102	5.26	$1.49	166,603	$1.34
$2.50-$2.50	1,400,663	7.21	$2.50	804,732	$2.50
$3.40-$4.34	282,280	8.19	$3.42	114,552	$3.45
$4.42-$6.29	471,088	4.28	$5.83	456,876	$5.83
$6.47-$11.52	260,950	9.22	$8.04	27,953	$7.67
$12.15-$12.15	66,750	8.90	$12.15	18,076	$12.15
$12.80-$12.80	5,800	8.96	$12.80	1,450	$12.80
$13.40-$13.40	1,000	4.36	$13.40	1,000	$13.40
$13.75-$13.75	67,150	9.04	$13.75	13,750	$13.75
$14.40-$14.40	13,550	9.12	$14.40	2,083	$14.40
$0.74-$14.40	2,821,333	6.93	$4.15	1,607,075	$3.72

The summary of options vested and exercisable as of June 30, 2019 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	2,821,333	$4.15	$12,146,250	6.93
Fully vested and expected to vest options	2,635,443	$4.07	$11,478,428	6.81
Options exercisable	1,607,075	$3.72	$7,274,852	5.74

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $8.14 as of June 30, 2019 that would have been received by the option holders, had they exercised their options on June 30, 2019. The total intrinsic value of stock options exercised during fiscal years 2019 and 2018 was $4.5 million and $3.0 million, respectively.

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

2017 Employee Stock Purchase Plan

In October 2017, our board of directors adopted the 2017 Employee Stock Purchase Plan (ESPP) which provided eligible employees the option purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock.

Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

The table below summarizes the effect of stock-based compensation (in thousands, except per share amounts):

	Year Ended June 30,
	2019	2018
Non-cash stock-based compensation expense	$(1,623)	$(1,695)
Income tax benefit	—	—
Net income effect	$(1,623)	$(1,695)

Total stock-based compensation includes expense related to non-employee awards of $138,000 and $127,000 during the fiscal years ended June 30, 2019 and 2018, respectively.

Total stock-based compensation includes expense related to the ESPP of $305,000 during the fiscal year ended June 30, 2019. There was no expense related to the ESPP during the year ended June 30, 2018.

In fiscal year 2018, our board of directors approved a repricing to $2.50 per share of certain outstanding options under our 2005 Stock Incentive Plan held by employees who are not executive officers or directors of the Company. The repricing applied to options held by such employees with an exercise price greater than $2.50 per share which was the closing stock price as reported on Nasdaq on September 19, 2017.

In accordance with ASC 718, as applicable to the repricing, a modification to the price of an option should be treated as an exchange of the original option for a new option. The calculation of the incremental value associated with the new option is based on the excess of the fair value of the modified option based on current assumptions over the fair value of the original option measured immediately before its price is modified based on current assumptions. Total incremental stock-based compensation expense recognized related to the repricing was $445,000, of which $11,000 and $434,000 was recognized in 2019 and 2018, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2019 and 2018, there were 334,500 and 1,608,391 options granted, respectively, with a weighted average fair value of $5.17 and $1.43, per share, respectively.

We used the following assumptions:

	Year Ended June 30,
	2019	2018
Dividend yield	—	—
Expected volatility	68%	57%
Average risk-free interest rate	2.61%	1.92%
Expected life (in years)	4.36	4.50

The fair value of the ESPP stock-based expense for the fiscal year ended June 30, 2019 was estimated using the following weighted-average assumptions:

Year Ended
June 30, 2019
Expected term (in years)	0.48
Volatility	87%
Expected dividend	—
Risk-free interest rate	2.45%
Estimated forfeiture rate	—

During the fiscal year ended June 30, 2019, employees were granted the right to purchase an aggregate of 146,430 shares under the ESPP, and compensation expense related to those purchase rights for the fiscal year ended June 30, 2019 was $305,000. During the fiscal year ended June 30, 2019, 69,652 shares were purchased and 330,348 shares remain available to be purchased pursuant to the 2017 ESPP. The weighted average fair value of these shares as of June 30, 2019 were $2.92 per share.

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We determined the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events. The risk-free interest rate is derived from the average U.S. Treasury Strips rate.

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

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2019 was $1.3 million which is expected to be recognized over the weighted average period of 1.33 years.

7. INTANGIBLE ASSETS

Intangible assets are amortized over the estimated lives, as follows (in thousands, except expected life):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2019	Life	Category
Developed technology	$6,990	$(6,990)	$—	4	Research and development
Customer relationships - maintenance contracts	1,610	(1,316)	294	6	Cost of recurring
	$8,600	$(8,306)	$294

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2018	Life	Category
Developed technology	$6,990	$(6,820)	$170	4	Research and development
Customer relationships - maintenance contracts	1,610	(1,047)	563	6	Cost of recurring
	$8,600	$(7,867)	$733

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2019 and 2018 was $438,000 and $2.0 million, respectively.

Estimated future amortization expense remaining as of June 30, 2019 for intangible assets acquired is as follows:

Year Ending
June 30,
2020	$268
2021	26
2022	—
Total future amortization expense	$294

8. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facilities under non-cancelable operating leases that expire on various dates through fiscal year 2024. On May 14, 2014, we entered into the First Amendment to the office lease for our Sunnyvale facility to extend the term of the lease through March 2022 and lease additional space in the current premises.  The term of the additional space commenced on August 5, 2015 and is scheduled to expire on March 31, 2022. As part of the lease extension, the landlord provided the Company with a tenant improvement allowance during 2015 through 2016 of $411,000. Our lease agreements provide us with the option to renew. We recognize rent expense, which includes fixed escalation amounts in addition to minimum lease payment, on a straight-line basis over each lease term. The difference between the amount paid for rent and the amount recognized under the straight-line basis is recorded as a deferred rent liability. The deferred rent liability was $427,000 and $382,000 as of June 30, 2019 and 2018, respectively. We lease certain equipment and software under operating and capital leases with various expiration dates.

For the fiscal years ended June 30, 2019, and 2018, rent expense for facilities under operating leases was $1.2 million and $1.1 million, net of rental income of $656,000 and $692,000, respectively.

A summary of future minimum lease payments is as follows (in thousands):

Operating
Fiscal Year June 30,	Leases
2020	$1,220
2021	806
2022	668
2023	198
2024	116
Thereafter	—
Total minimum lease payments	$3,008

Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2019, future payments for non-cancellable contractual agreements are $1.3 million in fiscal year 2020.

We do not have any significant commitments related to co-location services for cloud operations as of June 30, 2019 and 2018.

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2019 and 2018, we contributed approximately $464,000 and $339,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $441,000 and $431,000, for the fiscal years ended June 30, 2019 and 2018, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2019 and 2018.

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

9. LITIGATION

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

10. FAIR VALUE MEASUREMENT

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

As of June 30, 2019 and 2018, we did not have any Level 1, 2 or 3 assets or liabilities.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2019 and 2018, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2019
Revenue	$15,701	$17,704	$17,004	$16,823	$67,232
Gross profit	$10,466	$12,162	$11,707	$11,056	$45,391
Income from operations	$753	$2,129	$1,789	$851	$5,522
Net income	$604	$2,000	$1,398	$166	$4,168
Basic net income per share	$0.02	$0.07	$0.05	$0.01	$0.15
Diluted net income per share	$0.02	$0.07	$0.05	$0.01	$0.14

Fiscal 2018
Revenue	$14,575	$15,398	$15,745	$15,589	$61,307
Gross profit	$9,149	$9,809	$10,310	$9,703	$38,971
Income (loss) from operations	$(254)	$(396)	$444	$(782)	$(988)
Net loss	$(568)	$(788)	$(99)	$(536)	$(1,991)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.00)	$(0.02)	$(0.07)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by BPM LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited eGain Corporation and its subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2019 of the Company and our report dated September 12, 2019, expressed an unqualified opinion thereon.

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

September 12, 2019

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the heading “Election of Directors” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2019 Annual Meeting of Stockholders (Proxy Statement).

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

The following table summarizes our equity compensation plans as of June 30, 2019:

Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Plan	—	$—	—
2005 Stock Incentive Plan	1,503,607	$4.67	347,703
Equity compensation plans not approved by security holders
2000 Non-Management Stock Option Plan	—	$—	—
2005 Management Stock Option Plan	1,317,726	$3.56	68,649
Total	2,821,333	$4.15	416,352

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

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2019 and 2018.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2019 and 2018

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2019	$256	$253	$(189)	$320
Year ended June 30, 2018	$357	$131	$(232)	$256

All other financial statement schedules have been omitted because they are not applicable or not required or because the information in included elsewhere in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report.

All other schedules have been omitted since they are either not required, not applicable or the information has been included in the consolidated financial statements or notes thereto.

(b)	Exhibits

The exhibits listed below are filed or incorporated by reference herein. Each management contract or compensatory plan or arrangement required to be filed has been identified.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1).

10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1).

10.2#	Amended and Restated 1998 Stock Plan and forms of stock option agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1).

10.3#	2000 Non-Management Stock Option Plan (incorporated by reference to Exhibit10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.4#	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.5#	Amended and Restated 2005 Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.6#	Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.7#	eGain Corporation 2017 Employee Stock Purchase Plan.

10.8	Credit Agreement dated as of November 21, 2014 among the Registrant, certain subsidiaries of the Registrant. Wells Fargo Bank N.A. as agent and the lenders party thereto.

10.9	Amendment Number One to Credit Agreement dated as of September 1, 2015 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto.

10.10	Amendment Number Two to Credit Agreement dated as of January 27, 2017 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto.

10.11

Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 9, 2011 between the Registrant and DeGuigne Ventures, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014).

10.12

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 14, 2014 between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014).

21.1	Subsidiaries of eGain.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(c)Financial Statements

Reference is made to Item 15(a)(2) above.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGain Corporation

Date: September 12, 2019	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2019
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 12, 2019
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 12, 2019
Christine Russell

/s/ GUNJAN SINHA	Director	September 12, 2019
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 12, 2019
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 12, 2019
Brett Shockley