Form 10-Q
period 2019-09-30
EGAIN Corp
filed 2019-11-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value per share, was 30,538,709 as of November 11, 2019.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$34,363	$31,860
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $378 and $320 as of September 30, 2019 and June 30, 2019, respectively	20,217	20,411
Costs capitalized to obtain revenue contracts, net	789	740
Prepaid expenses	1,943	2,517
Other current assets	1,102	1,054
Total current assets	58,421	56,589
Property and equipment, net	513	525
Operating lease right-of-use assets (Note 6)	4,075	—
Costs capitalized to obtain revenue contracts, net of current portion	1,799	1,777
Intangible assets, net	227	294
Goodwill	13,186	13,186
Other assets	1,281	1,383
Total assets	$79,502	$73,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,177	$4,173
Accrued compensation	4,944	5,480
Accrued liabilities	3,685	2,353
Operating lease liabilities	1,669	—
Deferred revenue	33,028	30,688
Total current liabilities	44,503	42,694
Deferred revenue, net of current portion	5,749	5,801
Operating lease liabilities, net of current portion	2,653	—
Other long-term liabilities	664	952
Total liabilities	53,569	49,447
Commitments and contingencies (Note 6 and 7)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 30,536 shares as of September 30, 2019 and 30,478 shares as of June 30, 2019	31	31
Additional paid-in capital	371,665	371,099
Notes receivable from stockholders	(88)	(88)
Accumulated other comprehensive loss	(1,616)	(1,459)
Accumulated deficit	(344,059)	(345,276)
Total stockholders' equity	25,933	24,307
Total liabilities and stockholders' equity	$79,502	$73,754

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Revenue:
Subscription	$15,572	$13,727
Professional services	1,618	1,974
Total revenue	17,190	15,701
Cost of revenue:
Cost of subscription	3,750	3,395
Cost of professional services	1,565	1,840
Total cost of revenue	5,315	5,235
Gross profit	11,875	10,466
Operating expenses:
Research and development	3,998	3,559
Sales and marketing	4,738	3,994
General and administrative	2,044	2,160
Total operating expenses	10,780	9,713
Income from operations	1,095	753
Interest income (expense), net	147	(190)
Other income, net	164	17
Income before income tax (provision) benefit	1,406	580
Income tax (provision) benefit	(189)	24
Net income	$1,217	$604
Per share information:
Earnings per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted-average shares used in computation:
Basic	30,507	27,687
Diluted	31,883	29,954

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net income	$1,217	$604
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(157)	(46)
Comprehensive income	$1,060	$558

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307
Issuance of common stock upon exercise of stock options	58	-	86	-	-	-	86
True up of issuance costs related to public offering	-	-	29	-	-	-	29
Stock-based compensation	-	-	451	-	-	-	451
Foreign currency translation adjustments	-	-	-	-	(157)	-	(157)
Net income	-	-	-	-	-	1,217	1,217
Balances as of September 30, 2019	30,536	$31	$371,665	$(88)	$(1,616)	$(344,059)	$25,933

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2018	27,667	$28	$346,222	$(85)	$(1,618)	$(353,260)	$(8,713)
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2016-16	-	-	-	-	-	3,816	3,816
Interest on stockholder notes	-	-	-	(1)	-	-	(1)
Issuance of common stock upon exercise of stock options	201	-	218	-	-	-	218
Stock-based compensation	-	-	361	-	-	-	361
Foreign currency translation adjustments	-	-	-	-	(46)	-	(46)
Net income	-	-	-	-	-	604	604
Balances as of September 30, 2018	27,868	$28	$346,801	$(86)	$(1,664)	$(348,840)	$(3,761)

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,217	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	67	237
Amortization of costs capitalized to obtain revenue contracts	196	146
Amortization of deferred financing costs	—	86
Amortization of right-of-use assets	382	—
Depreciation	74	113
Provision of doubtful accounts	65	52
Deferred income taxes	6	(421)
Stock-based compensation	451	361
Loss (gain) on disposal of property and equipment	(1)	66
Changes in operating assets and liabilities:
Accounts receivable	(145)	(9,340)
Costs capitalized to obtain revenue contracts	(300)	(187)
Prepaid expenses	451	443
Other current assets	(58)	(58)
Other non-current assets	80	(9)
Accounts payable	(2,992)	(1,474)
Accrued compensation	(475)	(947)
Accrued liabilities	1,372	(187)
Deferred revenue	2,601	13,900
Operating lease liabilities	(400)	—
Other long-term liabilities	133	(65)
Net cash provided by operating activities	2,724	3,320
Cash flows from investing activities:
Purchase of property and equipment	(70)	(139)
Net cash used in investing activities	(70)	(139)
Cash flows from financing activities:
Payments on bank borrowings	(31)	(6,429)
Proceeds from bank borrowings	31	3,212
Payments on capital lease obligations	—	(22)
Proceeds from exercise of employee stock options	86	219
Net cash provided by (used in) financing activities	86	(3,020)
Effect of change in exchange rates on cash and cash equivalents	(237)	(117)
Net increase in cash, cash equivalents and restricted cash	2,503	44
Cash, cash equivalents and restricted cash at beginning of period	31,867	11,504
Cash, cash equivalents and restricted cash at end of period	$34,370	$11,548

Supplemental cash flow disclosures:
Cash paid for interest	$1	$101
Cash paid for taxes, net of tax refunds	$58	$63
Non-cash items:
Purchases of equipment through trade accounts payable	10	1

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (eGain, the Company, our, we or us) is a leading provider of cloud-based customer engagement software with operations in the United States, United Kingdom and India. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage, and optimize resources. We believe the benefits of our products include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified customer engagement hubs.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2020 refer to fiscal year ending June 30, 2020.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the three months ended September 30, 2019 and 2018, are unaudited. The consolidated balance sheet as of June 30, 2019 included herein was derived from the audited financial statements as of that date.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2019, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2019 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2020.

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), also referred to as Topic ASC 842, on a modified retrospective basis, as discussed below. As a result, the condensed consolidated balance sheet as of September 30, 2019 is not comparable with that as of June 30, 2019.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from estimates. We make estimates that we believe to be reasonable based on historical experience and other assumptions. Significant estimates and assumptions made by management include the following:

•	Standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;
•	Estimate of variable consideration for performance obligations in connection with Topic 606;
•	Period of benefit associated with capitalized costs to obtain revenue contracts;
•	Valuation, measurement and recognition of current and deferred income taxes;
•	Fair value of stock-based awards,
•	Useful lives of intangible assets; and
•	Lease term and incremental borrowing rate for lease liabilities.

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

Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Topic ASC 842, which requires that we recognize lease assets and liabilities on the balance sheet, but recognize the expenses on our statement of operations in a  manner similar to previous accounting guidance. Topic 842 generally requires that lessees recognize operating and financing liabilities for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. We adopted this guidance as of our first fiscal quarter of fiscal year 2020.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides the option to reclassify tax effects to retained earnings relating to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the U.S. Tax Act. We adopted this guidance as of our first quarter of fiscal year 2020 without a significant impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based awards granted to non-employees in exchange for goods or services. The accounting for employees and non-employees will be substantially aligned. We adopted this guidance as of our first quarter of fiscal year 2020 without a significant impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method by allowing companies to initially apply the new leases guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted this guidance as of our first quarter of fiscal year 2020.

In February 2019, the FASB issued ASU No. 2019-01 Leases (Topic 842) Codification Improvements, which aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost. We adopted this guidance as of our first quarter of fiscal year 2020.

Leases

Effective July 1, 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard under a modified retrospective approach, using the provision of Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (ASU 2018-11), which allows for the adoption of Topic 842 to be applied at the beginning of the fiscal year of adoption. As a result, the condensed consolidated balance sheet and statement of operations for prior periods are not comparable to fiscal year 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to not reassess prior conclusions on lease classifications or initial direct costs, or on whether contracts are or contain a lease. The Company did not use hindsight when determining the lease term.

Upon adoption, operating leases are now reported on the condensed consolidated balance sheet, which has materially increased total assets and liabilities. As a result, the Company recorded operating lease right-of-use assets of approximately $4.5 million and corresponding operating lease liabilities of $4.8 million on its opening condensed consolidated balance sheet.

	Balance at June 30, 2019	Adjustments due to ASC 842		Balance at July 1, 2019
Balance sheet captions:
Prepaid expenses	2,517	(114)	[1]	2,403
Total current assets	56,589	(114)	[1]	56,475
Operating lease right-of-use assets (Note 6)	—	4,494	[1,2,3]	4,494
Total assets	73,754	4,380	[1,2,3]	78,134
Accrued liabilities	2,353	(143)	[3]	2,210
Operating lease liabilities	—	1,653	[4]	1,653
Total current liabilities	42,694	1,510	[3,4]	44,204
Operating lease liabilities, net of current portion	—	3,104	[4]	3,104
Other long-term liabilities	952	(234)	[4]	718
Total liabilities	49,447	4,380	[3,4]	53,827
Total liabilities and stockholders' equity	73,754	4,380	[3,4]	78,134

1.	Represents prepaid rent reclassified to operating lease right-of-use assets.
2.	Represents capitalization of operating lease right-of-use assets.
3.	Represents reclassification of deferred rent reclassified to operating lease right-of-use assets.
4.	Represents recognition of operating lease liabilities.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services.  Subscription includes SaaS revenue and legacy revenue. SaaS includes revenue from cloud delivery arrangements, term licenses, and embedded OEM royalties and associated support. Legacy revenue is associated with license, or maintenance and support contracts on perpetual license arrangements that we no longer offer. Professional services includes consulting, implementation and training.

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

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Commissions for renewal contracts relating to our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally five years. Amortization of costs to obtain revenue contracts is included as a component of sales and marketing expenses in our condensed consolidated statements of operations.

During the three months ended September 30, 2019 and 2018, we capitalized $300,000 and $187,000 of costs to obtain revenue contracts, respectively, and amortized $196,000 and $146,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $2.6 million and $2.5 million as of September 30, 2019 and June 30, 2019, respectively.

Deferred Revenue

Deferred revenue primarily consists of payments received or invoiced in advance of revenue recognition from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Deferred revenue is recognized as revenue once revenue recognition criteria is met. We generally invoice our customers in annual installments. The deferred revenue balance does not represent the total transaction price of our non-cancelable cloud delivery and support arrangements as a result from the timing of revenue recognition. Deferred revenue that is expected to be recognized within one year and beyond one year is classified as current and noncurrent deferred revenue, respectively.

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

Our sales are derived from North America and Europe, Middle East, and Africa. However, we incur operating expenses in the North America, Europe, Middle East, Africa and Asia Pacific regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Revenue:
North America	$9,591	$8,475
Europe, Middle East, & Africa	7,599	7,226
Total revenue	$17,190	$15,701
Income (loss) from operations:
North America	$(884)	$(16)
Europe, Middle East, & Africa	3,374	1,957
Asia Pacific	(1,395)	(1,188)
Income from operations	$1,095	$753

In addition, long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2019	2019
Long-lived Assets:
North America	$2,908	$206
Europe, Middle East, & Africa	826	112
Asia Pacific	854	207
Long-lived Assets	$4,588	$525

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Two customers, who are also partners, accounted for 19% and 10% of total revenue during the three months ended September 30, 2019. One customer accounted for 16% of total revenue during the three months ended September 30, 2018.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $2.1 million and $1.4 million as of September 30, 2019, and June 30, 2019, respectively, and are included in the accounts receivable balance.

Deferred Financing Costs

Costs relating to obtaining the credit agreement (as amended from time to time, Credit Agreement) with Wells Fargo Bank, National Association, as administrative agent (Wells Fargo) were capitalized and amortized over the term of the related debt using the effective interest method. We capitalized deferred financing costs of $981,000 in connection with the our term loan that has since been fully amortized. As of Septermber 30, 2019, all financing costs have been removed from the related accounts and charged to operations as interest expense in the prior fiscal year, in connection with the repayment of the term loan. No amortization of deferred financing costs was recorded as interest expense for the three months ended September 30, 2019. Amortization of deferred financing costs recorded as interest expense was $86,000 for the three months ended September 30, 2018.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Stock-Based Compensation Expense:
Cost of revenue	$33	$74
Research and development	176	116
Sales and marketing	148	45
General and administrative	94	126
Total stock-based compensation expense	$451	$361

Total stock-based compensation includes expense related to non-employee awards of $23,000 and $21,000 during the three months ended September 30, 2019 and 2018, respectively.

Total stock-based compensation includes expense related to the ESPP of $28,000 for the three months ended September 30, 2019. There was no expense related to the ESPP during the three months ended September 30, 2018.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on a Registration Statement on Form S-8.

During the three months ended September 30, 2019 and 2018, we granted options to purchase 202,100 and 90,850 shares of common stock with a weighted-average fair value of $4.31 and $7.13 per share, respectively.

We used the following assumptions:

	Three Months Ended
	September 30,
	2019	2018
Expected volatility	70%	65%
Average risk-free interest rate	1.63%	2.81%
Expected life (in years)	4.33	4.30
Dividend yield	—	—

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

On June 1, 2019, employees were granted the right to purchase an aggregate of 69,354 shares under the ESPP, and compensation expense related to those purchase rights for the three months ended September 30, 2019 was $28,000. For the three months ended September 30, 2019, no grants were made pursuant to the ESPP, and 330,348 shares of common stock remained available for issuance under the plan.

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of September 30, 2019 was $1.7 million, which is expected to be recognized over the weighted-average period of 1.32 years. There were 58,470 and 201,286 options exercised during the three months ended September 30, 2019 and 2018, respectively.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the condensed consolidated financial statements. ROU assets represent the Company’s right to use leased assets over the agreed upon term. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term.

For operating leases, ROU assets and lease liabilities are recognized at the commencement date of the lease. The lease liability is measured as the present value of the lease payments over the lease term, using the rate implicit in the lease if readily determinable. If the rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate at lease commencement. The operating lease right-of-use assets are calculated as the present value of the remaining lease payments plus unamortized initial direct costs and any prepayments, less unamortized lease incentives received.

Operating leases typically include non-lease components such as common-area maintenance costs. We have elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease component payments that are not fixed are expensed as incurred as variable lease payments.

Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize right-of-use assets and obligations for leases with an initial term of twelve months or less, and has applied a capitalization threshold to recognize a lease on the balance sheet. The expense associated with short-term leases and leases that do not meet the Company’s capitalization threshold are recorded to lease expense in the period it is incurred.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended
	September 30,
	2019	2018
Revenue:
SaaS	$12,418	$9,584
Legacy revenue	3,154	4,143
Total subscription	15,572	13,727
Professional services	1,618	1,974
Total revenue	$17,190	$15,701

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenues for the periods presented.

	Three Months Ended
	September 30,
	2019	2018
Revenue:
North America	$9,591	$8,475
Europe, Middle East, & Africa	7,599	7,226
Total Revenue	$17,190	$15,701

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

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2019 ($)	Additions ($)	Deductions ($)	Balance as of September 30, 2019 ($)
Contract liabilities:
Deferred revenue	30,688	19,716	(17,376)	33,028
Deferred revenue, net of current portion	5,801	—	(52)	5,749

With respect to deferred revenue balances as of June 30, 2019, $12.1 million was recognized to revenue during the three months ended September 30, 2019.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of September 30, 2019, our remaining performance obligations were $65.1 million of which we expect to recognize $41.8 million and $23.3 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2019	2018
Net income	$1,217	$604
Per share information:
Earnings per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted-average shares used in computation:
Basic	30,507	27,687
Effect of dilutive options	1,376	2,267
Diluted	31,883	29,954

Weighted-average shares of stock options to purchase 559,134 and 152,494 shares of common stock for the three months ended September 30,  2019 and 2018, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. Bank Borrowings

On January 27, 2017, the Company entered into Amendment Number Two to the Credit Agreement (Amendment No. 2), which further amends the Credit Agreement with Wells Fargo and the lenders party thereto dated November 21, 2014 (as amended, the Credit Agreement).  Pursuant to Amendment No. 2, the Applicable Margin at which LIBOR loans advanced under the Credit Agreement bear interest may be either the applicable LIBOR rate plus 5.5% per annum or 7.0% per annum, depending on the Company’s TTM Recurring Revenue Calculation. Loans may also bear interest under the Credit Agreement at the applicable Base Rate and the corresponding Applicable Margin for Base Rate loans is 1.0% per annum less than for LIBOR loans.  The loan is secured by substantially all of the Company’s assets and the obligations will mature on November 21, 2019.

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of September 30, 2019.

As of September 30, 2019, the Company paid down the remaining principal balance on the term loan under the Credit Agreement and all remaining deferred financing costs have been written-off to interest expense. The monthly custodial fee on the term loan is considered to be nominal.

5. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable, and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as our foreign operations.

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

As of September 30, 2019, we have not completed a 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our company’s formation due to the complexity and cost associated with such a study, and the fact that an additional change in ownership can occur in future periods. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, would be subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions. Any limitation may result in expiration of all or a portion of our NOL and or tax credit carryforwards before utilization. Until a study is completed and limitations are known, no amounts of federal and state NOL and tax credit carryforwards are being considered as an uncertain tax position or disclosed as unrecognized tax benefits since no benefits have been realized to date. As a result, the deferred tax assets related to these domestic loss and tax credit carryforwards and the offsetting valuation allowances have also been removed from our consolidated financial statements with no impact on earnings. These amounts are no longer recognized until they can be measured after an ownership change analysis is completed.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. For the three months ended September 30, 2019, we have $3.3 million of GILTI income inclusion and used our net operating losses to offset our taxable income. For the three months ended September 30, 2019, we did not incur any BEAT tax.

6.LEASES AND OTHER COMMITMENTS

Leases

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2022. Additionally, we are the sublessor for certain office space. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are recognized at the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

The following tables present information about leases on our consolidated balance sheet (in thousands):

As of September 30, 2019
Assets:
Operating lease right-of-use assets	$4,075
Liabilities:
Operating lease liabilities	1,669
Operating lease liabilities, net of current portion	2,653

The following table presents information about the weighted average lease term and discount rate as follows:

As of September 30, 2019
Weighted average remaining lease term (in years)	2.67
Weighted average discount rate	4.83%

The following table presents information about leases on our consolidated statement of operations (in thousands):

Three Months Ended
September 30, 2019
Operating lease expense	$435
Short-term lease expense	4
Sublease income	154

The following table presents supplemental cash flow information about our leases (in thousands):

Three Months Ended
September 30, 2019
Operating cash outflows from operating leases	$450
Right-of-use assets obtained in exchange for new operating lease liabilities	—

As of September 30, 2019, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal year 2020	$1,372
Fiscal 2021	1,835
Fiscal 2022	1,125
Fiscal 2023	192
Fiscal 2024	64
Thereafter	—
Total minimum lease payments	4,588
Less: Imputed interest	(266)
Total	$4,322

Contractual Commitments

We have contractual agreements with third parties that consist of software licenses, maintenance and support for our operations. As of September 30, 2019 and June 30, 2019, future payments for non-cancelable contractual agreements were $934,000 and $1.3 million, respectively. The contractual agreements will expire in our fiscal year 2020.

7.  LEGAL PROCEEDINGS AND CONTINGENCIES

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2019 and June 30, 2019, cash equivalents classified as level 1 instruments were measured at $27.8 million and $29.2 million, respectively.

9. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance September 30, 2019	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,383)	$227	6	Cost of sales

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2019	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,316)	$294	6	Cost of sales

Amortization expense incurred for intangible assets for the three months ended September 30, 2019 and 2018 was $67,000 and $237,000, respectively.

Estimated future amortization expense remaining as of September 30, 2019 for intangible assets acquired is as follows:

Year Ending June 30,
2020	201
2021	26
Total future amortization expense	$227

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2019.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: our SaaS only business model and that our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients; our belief that SaaS revenue better reflects business momentum; our expectations regarding increase in SaaS revenue and decrease in legacy support fees; the effect of changes in macroeconomic factors beyond our control; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; our intended use of proceeds from our follow-on public offering; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; our ability to increase the profitability of our subscription services; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities, and expectations regarding sales and marketing expenses; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

We have transitioned from a hybrid model, where we sold both SaaS and perpetual license solutions, to a SaaS only business model. Today, we only sell SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS. As we continue to migrate our legacy perpetual license clients to SaaS, we expect our non-SaaS recurring revenue, primarily comprising annual maintenance and support fees for legacy perpetual license clients to continue to decline.

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Fiscal year 2019 affirmed our view that SaaS clients adopt our product innovation much faster than the perpetual license model and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

We have operations in the US, UK, and India.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress, we disaggregate our subscription revenue growth between:

•	SaaS, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
•	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
SaaS	$12,418	$9,584	$2,834	30%
Legacy revenue	3,154	4,143	(989)	(24)%
Total subscription revenue	$15,572	$13,727	$1,845	13%

As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy revenue to continue to decline.

Non-GAAP Operating Income

Non-GAAP operating income is defined as operating income, adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisition. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2019	2018
Income from operations	$1,095	$753
Add:
Stock-based compensation	451	361
Amortization of acquired intangibles	67	237
Non-GAAP income from operations	$1,613	$1,351

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

Our significant accounting policies are disclosed in our Notes to Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended June 30, 2019. We have not had any material changes to our critical accounting policies and estimates during the three months ended September 30, 2019 as compared to those disclosed on our 10-K for fiscal year ended June 30, 2019 except for the adoption of ASC Topics 842 as discussed in this Quarterly Report on Form 10-Q. We believe these policies are critical to the discussion of our financial condition and results of operations.

Sources of Revenues

Our revenue is comprised of two categories, subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy revenue is revenue associated with support contracts on perpetual license arrangements that we no longer offer. Professional services include consulting, implementation and training.

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include billed deferred revenues, conisisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.  As of September 30, 2019, our remaining performance obligations were $65.1 million of which we expect to recognize $41.8 million and $23.3 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
Revenue:
Subscription	91%	87%
Professional services	9%	13%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	22%	21%
Cost of professional services	9%	12%
Total cost of revenue	31%	33%
Gross profit	69%	67%
Operating expenses:
Research and development	23%	23%
Sales and marketing	28%	25%
General and administrative	12%	14%
Total operating expenses	63%	62%
Income from operations	6%	5%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further breakdown subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Subscription	$15,572	$13,727	$1,845	13%
Professional services	1,618	1,974	(356)	(18)%
Total revenue	$17,190	$15,701	$1,489	9%

Total revenue increased $1.5 million during the three months ended September 30, 2019, compared to the same period in 2018, due to an increase in SaaS revenue of $2.8 million during the three months ended September 30, 2019, compared to the same period in 2018. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $432,000 and a decrease of $70,000 in total revenue during the three months ended September 30, 2019 and 2018, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
SaaS revenue	$12,418	$9,584	$2,834	30%
Percentage of total revenue	72%	61%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $2.8 million during the three months ended September 30, 2019, compared to the same period in 2018.

SaaS revenue represents 72% and 61% of total revenue for the three months ended September 30, 2019 and 2018, respectively.

Excluding a  decrease of $284,000 due to foreign exchange rate fluctuation, SaaS revenues increased by $3.1 million during the three months ended September 30, 2019 as compared to the comparable period in 2018. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase during future quarters.

Legacy Revenue

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Legacy revenue	$3,154	$4,143	$(989)	(24)%
Percentage of total revenue	18%	26%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced a  decrease of $989,000 during the three months ended September 30, 2019, compared to the same period in 2018. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding a decrease of $98,000 due to foreign exchange rate fluctuation, legacy revenues decreased by $892,000 during the three months ended September 30, 2019, as compared to the comparable period in 2018.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Professional services revenue	$1,618	$1,974	$(356)	(18)%
Percentage of total revenue	9%	13%

Professional services revenue includes consulting, implementation and training. Revenues from professional services decreased by $356,000 during the three months ended September 30, 2019, compared to the same period in 2018. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding a decrease of $50,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $306,000 during the three months ended September 30, 2019, as compared to the comparable period in 2018.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Domestic	$9,591	$8,475	$1,116	13%
International	7,599	7,226	373	5%
Total revenue	$17,190	$15,701	$1,489	9%

Revenue from domestic sales increased by 13% from $8.5 million during the three months ended September 30, 2018 to $9.6 million during the three months ended September 30, 2019 due to an increase of $2.1 million in SaaS revenue; partially offset by decreases of (i) $650,000 in legacy revenue and (ii) $335,000 in professional services revenue.

Revenue from international sales increased by 5% from $7.2 million for the three months ended September 30, 2018 to $7.6 million during the three months ended September 30, 2019, due to increases of $733,000 in SaaS revenue;  partially offset by decreases of (i) $339,000 in legacy revenue and (ii) $21,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Subscription	$3,750	$3,395	$355	10%
Professional services	1,565	1,840	(275)	(15)%
Total cost of revenue	$5,315	$5,235	$80	2%
Percentage of total revenue	31%	33%
Gross margin	69%	67%

Subscription

Cost of subscription revenues consists primarily of expenses related to our cloud services and providing support to our customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased $355,000 during the three months ended September 30, 2019, from the comparable period in 2018. These increases are primarily due to cloud-computing costs which increased $541,000 during the three months ended September 30, 2019, from the comparable period in 2018. This was partially offset by a decrease in personnel-related costs of $167,000.

Excluding a decrease of $31,000 due to foreign exchange rate fluctuation, cost of subscription revenues increased by $386,000 during the three months ended September 30, 2019, from the comparable period in 2018. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services decreased $275,000 during the three months ended September 30, 2019, from the comparable period in 2018. This decreases was primarily due to decreases in outside consulting and personnel-related costs of $131,000 and $110,000, respectively, during the three months ended September 30, 2019 because of our increased focus to reduce the time required for an average implementation project.

Excluding decreases of $34,000 due to foreign exchange rate fluctuation, cost of professional services revenues decreased by $241,000 during the three months ended September 30, 2019, from the comparable period in 2018.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Research and development	$3,998	$3,559	$439	12%
Percentage of total revenue	23%	23%

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

Research and development expense increased 12% to $4.0 million for the three months ended September 30, 2019, from $3.6 million in the comparable period in 2018. Excluding a decrease of $48,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of (i) $652,000 in personnel-related costs and (ii) $4,000 of outside consulting costs; partially offset by a decrease of $170,000 in amortization of intangible assets.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Sales and marketing	$4,738	$3,994	$744	19%
Percentage of total revenue	28%	25%

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

Sales and marketing expenses increased 19% to $4.7 million for the three months ended September 30, 2019, from $4.0 million in the comparable period in 2018. Excluding a decrease of $96,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $726,000 in personnel and personnel-related expenses; (ii) $59,000 in marketing program expenses; and (iii) $54,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
General and administrative	$2,044	$2,160	$(116)	(5)%
Percentage of total revenue	12%	14%

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

General and administrative expenses decreased 5% to $2.0 million for the three months ended September 30, 2019, from $2.2 million in the comparable period in 2018. Excluding a decrease of $26,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $85,000 in legal costs; (ii) $48,000 in outside consulting; partially offset by increases of (a) $33,000 in personnel-related costs; and (b) $9,000 in accounting and audit, bad debt, and investor relation expenses.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Change
Income from operations	$1,095	$753	$342	45%
Operating margin	6%	5%

Income from operations was $1.1 million with an operating margin of 6% during the three months ended September 30, 2019. Income from operations during the three months ended September 30, 2019 included (i) $451,000 of stock-based compensation; (ii) $196,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $67,000 of amortization of intangible assets.

Interest Income (Expense), Net

Interest income (expense), net consists of interest earned on money market accounts and interest paid on bank borrowings and capital leases. Interest income (expense), net was income of $147,000 and expense of $190,000 during the three months ended September 30, 2019 and 2018, respectively. Interest income (expense), net increased primarily due to interest earned from money market accounts and absence of interest paid on bank borrowings which have been repaid. We expect interest income in future quarters due to increased cash balances in favorable interest bearing accounts.

Other Income, Net

Other income, net was $164,000 and $17,000 during the three months ended September 30, 2019 and 2018, respectively. Other expense primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of September 30, 2019.  We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets.  We recorded an income tax provision of $189,000 and an income tax benefit of $24,000 for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

At September 30, 2019, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $54.6 million. Our cash, cash equivalents and restricted cash were $34.4 million and $31.9 million as of September 30, 2019 and June 30, 2019, respectively.

In March 2019, we sold 2.1 million shares of our common stock in a follow-on public offering. Shares were offered at a public offering price of $11.00 per share and we raised an aggregate $23.6 million before underwriter’s commission and expenses of $1.9 million. We currently intend to use the proceeds of this offering for working capital and other general corporate purposes.

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

Cash Flows

For the three months ended September 30, 2019 and 2018, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$2,724	$3,320
Net cash used in investing activities	(70)	(139)
Net cash provided by (used in) financing activities	86	(3,020)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Cash provided by operating activities decreased by $596,000 during the three months ended September 30, 2019, from the comparable period in 2018, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, which is our largest source of operating cash flows.

Net cash used in investing activities decreased by $69,000 during the three months ended September 30, 2019, from the comparable period in 2018, driven primarily by activities related to the sale or purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $3.1 million during the three months ended September 30, 2019, from the comparable period in 2018, driven primarily by the decrease of bank payments, net of bank borrowings of $3.2 million.

Commitments

There was no significant change to our contractual obligations since June 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2019 totaled approximately $17.4 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.74 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 44% and 46% of our revenue from international sales during three months ended September 30, 2019 and 2018, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2019 approximately 48% of our workforce was employed in India. Of our employees in India, 46% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

In addition, if we fail to comply with the covenants or payment obligations specified in the Credit Agreement, we may trigger an event of default, in which case Wells Fargo would have the right to terminate its commitment to provide additional loans under the Credit Agreement.  In addition, Wells Fargo would have the right to proceed against the collateral under the Credit Agreement, which consists of substantially all our assets.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 33% of our outstanding capital stock as of September 30, 2019, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 6. Exhibits

Exhibits No.	Description of Exhibits

10.1#	eGain Corporation Amended and Restated 2005 Stock Incentive Plan (as amended through August 30, 2019).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended September 30, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 12, 2019	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)