Form 10-Q
period 2019-12-31
EGAIN Corp
filed 2020-02-10
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value per share, was 30,636,745 as of February 7, 2020.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$40,314	$31,860
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $447 and $320 as of December 31, 2019 and June 30, 2019, respectively	14,204	20,411
Costs capitalized to obtain revenue contracts, net	858	740
Prepaid expenses	1,645	2,517
Other current assets	688	1,054
Total current assets	57,716	56,589
Property and equipment, net	528	525
Operating lease right-of-use assets (Note 6)	3,733	—
Costs capitalized to obtain revenue contracts, net of current portion	1,857	1,777
Intangible assets, net	160	294
Goodwill	13,186	13,186
Other assets	1,578	1,383
Total assets	$78,758	$73,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,357	$4,173
Accrued compensation	4,835	5,480
Accrued liabilities	2,619	2,353
Operating lease liabilities (Note 6)	1,700	—
Deferred revenue	30,335	30,688
Total current liabilities	40,846	42,694
Deferred revenue, net of current portion	6,080	5,801
Operating lease liabilities, net of current portion (Note 6)	2,259	—
Other long-term liabilities	691	952
Total liabilities	49,876	49,447
Commitments and contingencies (Note 6 and 7)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 30,637 shares as of December 31, 2019 and 30,478 shares as of June 30, 2019	31	31
Additional paid-in capital	372,676	371,099
Notes receivable from stockholders	(89)	(88)
Accumulated other comprehensive loss	(1,650)	(1,459)
Accumulated deficit	(342,086)	(345,276)
Total stockholders' equity	28,882	24,307
Total liabilities and stockholders' equity	$78,758	$73,754

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Subscription	$16,343	$15,823	$31,914	$29,550
Professional services	1,812	1,881	3,430	3,855
Total revenue	18,155	17,704	35,344	33,405
Cost of revenue:
Cost of subscription	3,557	3,692	7,307	7,087
Cost of professional services	1,687	1,850	3,251	3,690
Total cost of revenue	5,244	5,542	10,558	10,777
Gross profit	12,911	12,162	24,786	22,628
Operating expenses:
Research and development	4,052	3,596	8,050	7,155
Sales and marketing	4,821	4,391	9,559	8,385
General and administrative	2,036	2,046	4,081	4,206
Total operating expenses	10,909	10,033	21,690	19,746
Income from operations	2,002	2,129	3,096	2,882
Interest income (expense), net	124	(139)	271	(329)
Other income (expense), net	(186)	(6)	(21)	11
Income before income tax (provision) benefit	1,940	1,984	3,346	2,564
Income tax (provision) benefit	33	16	(156)	40
Net income	$1,973	$2,000	$3,190	$2,604
Per share information:
Earnings per share:
Basic	$0.06	$0.07	$0.10	$0.09
Diluted	$0.06	$0.07	$0.10	$0.09
Weighted-average shares used in computation:
Basic	30,571	27,875	30,539	27,781
Diluted	31,880	29,420	31,858	29,687

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$1,973	$2,000	$3,190	$2,604
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(34)	44	(191)	(2)
Comprehensive income	$1,939	$2,044	$2,999	$2,602

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity (Deficit)
Balances as of September 30, 2019	30,536	$31	$371,665	$(88)	$(1,616)	$(344,059)	$25,933
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	32	—	81	—	—	—	81
Issuance of common stock in connection with employee stock purchase plan	69	—	448	—	—	—	448
Stock-based compensation	—	—	482	—	—	—	482
Foreign currency translation adjustments	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	1,973	1,973
Balances as of December 31, 2019	30,637	$31	$372,676	$(89)	$(1,650)	$(342,086)	$28,882

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity (Deficit)
Balances as of September 30, 2018	27,868	$28	$346,801	$(86)	$(1,664)	$(348,840)	$(3,761)
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	15	—	45	—	—	—	45
Stock-based compensation	—	—	336	—	—	—	336
Foreign currency translation adjustments	—	—	—	—	44	—	44
Net income	—	—	—	—	—	2,000	2,000
Balances as of December 31, 2018	27,883	$28	$347,182	$(87)	$(1,620)	$(346,840)	$(1,337)

See accompanying notes to condensed consolidated financial statements

 EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity (Deficit)
Balances as of June 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	90	—	167	—	—	—	167
Issuance of common stock in connection with employee stock purchase plan	69	—	448	—	—	—	448
True up of issuance costs related to public offering	—	—	29	—	—	—	29
Stock-based compensation	—	—	933	—	—	—	933
Foreign currency translation adjustments	—	—	—	—	(191)	—	(191)
Net income	—	—	—	—	—	3,190	3,190
Balances as of December 31, 2019	30,637	$31	$372,676	$(89)	$(1,650)	$(342,086)	$28,882

	Six Months Ended December 31, 2018
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity (Deficit)
Balances as of June 30, 2018	27,667	$28	$346,222	$(85)	$(1,618)	$(353,260)	$(8,713)
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2016-16	—	—	—	—	—	3,816	3,816
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	216	—	262	—	—	—	262
Stock-based compensation	—	—	698	—	—	—	698
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	2,604	2,604
Balances as of December 31, 2018	27,883	$28	$347,182	$(87)	$(1,620)	$(346,840)	$(1,337)

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,190	$2,604
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	134	304
Amortization of costs capitalized to obtain revenue contracts	407	302
Amortization of deferred financing costs	—	158
Amortization of right-of-use assets	771	—
Depreciation	147	214
Provision of doubtful accounts	118	182
Deferred income taxes	(277)	(342)
Stock-based compensation	933	698
Loss (gain) on disposal of property and equipment	(3)	66
Changes in operating assets and liabilities:
Accounts receivable	6,372	(8,918)
Costs capitalized to obtain revenue contracts	(561)	(513)
Prepaid expenses	769	679
Other current assets	357	(131)
Other non-current assets	58	13
Accounts payable	(2,824)	(1,514)
Accrued compensation	(689)	(1,179)
Accrued liabilities	234	(549)
Deferred revenue	(434)	12,112
Operating lease liabilities	(807)	—
Other long-term liabilities	143	(3)
Net cash provided by operating activities	8,038	4,183
Cash flows from investing activities:
Purchase of property and equipment	(125)	(199)
Net cash used in investing activities	(125)	(199)
Cash flows from financing activities:
Payments on bank borrowings	(31)	(11,753)
Proceeds from bank borrowings	31	7,390
Payments on capital lease obligations	—	(35)
Proceeds from exercise of employee stock options	167	263
Proceeds from employee stock purchase plan	448	—
Net cash provided by (used in) financing activities	615	(4,135)
Effect of change in exchange rates on cash and cash equivalents	(74)	(125)
Net increase in cash, cash equivalents and restricted cash	8,454	(276)
Cash, cash equivalents and restricted cash at beginning of period	31,867	11,504
Cash, cash equivalents and restricted cash at end of period	$40,321	$11,228

Supplemental cash flow disclosures:
Cash paid for interest	$2	$178
Cash paid for taxes, net of tax refunds	$133	$129

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the three and six months ended December 31, 2019 and 2018, are unaudited. The consolidated balance sheet as of June 30, 2019 included herein was derived from the audited financial statements as of that date.

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

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), also referred to as Topic ASC 842, on a modified retrospective basis, as discussed below. As a result, the condensed consolidated balance sheet as of December 31, 2019 is not comparable with that as of June 30, 2019.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes. This update is effective for fiscal years beginning after December 15, 2020 (our fiscal year 2022). We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

During the three and six months ended December 31, 2019, we capitalized $261,000 and $561,000 of costs to obtain revenue contracts, respectively, and amortized $207,000 and $407,000 to sales and marketing expense, respectively. During the three and six months ended December 31, 2018, we capitalized $324,000 and $513,000 of costs to obtain revenue contracts, respectively, and amortized $156,000 and $302,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $2.7 million and $2.5 million as of December 31, 2019 and June 30, 2019, respectively.

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

Our sales are derived from North America and Europe, Middle East, and Africa. However, we incur operating expenses in the North America, Europe, Middle East, Africa and Asia Pacific regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three and six months ended December 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
North America	$10,973	$10,065	$20,564	$18,540
Europe, Middle East, & Africa	7,182	7,639	14,780	14,865
Total revenue	$18,155	$17,704	$35,344	$33,405
Income (loss) from operations:
North America	$249	$964	$(635)	$949
Europe, Middle East, & Africa	3,110	2,405	6,484	4,361
Asia Pacific	(1,357)	(1,240)	(2,753)	(2,428)
Income from operations	$2,002	$2,129	$3,096	$2,882

In addition, long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2019	2019
Long-lived Assets:
North America	$2,676	$206
Europe, Middle East, & Africa	847	112
Asia Pacific	738	207
Long-lived Assets	$4,261	$525

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Two customers, who are also partners, accounted for 18% and 10%, respectively, of total revenue during the three and six months ended December 31, 2019. One customer accounted for 17% and 16% of total revenue during the three and six months ended December 31, 2018, respectively.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $2.0 million and $1.4 million as of December 31, 2019, and June 30, 2019, respectively, and are included in the accounts receivable balance.

Deferred Financing Costs

Costs relating to obtaining the credit agreement (as amended from time to time, Credit Agreement) with Wells Fargo Bank, National Association, as administrative agent (Wells Fargo) were capitalized and amortized over the term of the related debt using the effective interest method. We capitalized deferred financing costs of $981,000 in connection with the our term loan that has since been fully amortized. As of December 31, 2019, all financing costs have been removed from the related accounts and charged to operations as interest expense in the prior fiscal year, in connection with the repayment of the term loan. Amortization of deferred financing costs recorded as interest expense was $72,000 and $158,000 for the three and six months ended December 31, 2018, respectively.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Stock-Based Compensation Expense:
Cost of revenue	$52	$70	$85	$144
Research and development	201	108	378	224
Sales and marketing	131	54	278	100
General and administrative	98	104	192	230
Total stock-based compensation expense	$482	$336	$933	$698

Total stock-based compensation includes expense related to non-employee awards of $20,000 and $43,000 during the three and six months ended December 31, 2019, respectively. Total stock-based compensation includes expense related to non-employee awards of $27,000 and $48,000 during the three and six months ended December 31, 2018, respectively.

Total stock-based compensation includes expense related to the ESPP of $96,000 and $124,000 for the three and six months ended December 31, 2019, respectively. Total stock-based compensation includes expense related to the ESPP of $33,000 for the three and six months ended December 31, 2018, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on a Registration Statement on Form S-8.

During the three months ended December 31, 2019 and 2018, we granted options to purchase 46,225 and 122,400 shares of common stock with a weighted-average fair value of $4.15 and $3.94 per share, respectively.

During the six months ended December 31, 2019 and 2018, we granted options to purchase 248,325 and 213,250 shares of common stock with a weighted-average fair value of $4.28 and $5.29 per share, respectively.

We used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Expected volatility	69%	68%	70%	66%
Average risk-free interest rate	1.62%	2.88%	1.63%	2.85%
Expected life (in years)	4.34	4.39	4.33	4.34
Dividend yield	—	—	—	—

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

The fair value of the ESPP stock-based expense for the three and six months ended December 31, 2019 were estimated using the following weighted-average assumptions:

Three and Six Months Ended
December 31, 2019
Expected term (in years)	0.50
Volatility	64%
Expected dividend	—
Risk-free interest rate	2.04%
Estimated forfeiture rate	—

During the three and six months ended December 31, 2019, employees were granted the right to purchase an aggregate of 69,368 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2019 was $29,000. During the three and six months ended December 31, 2018, 94,805 grants were made pursuant to the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2018 was $33,000. As of December 31, 2019, there were 261,310 shares of common stock available for issuance under the ESPP.

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

Total compensation cost, net of forfeitures, of all options granted but not yet vested as of December 31, 2019 was $1.5 million, which is expected to be recognized over the weighted-average period of 1.24 years. There were 31,165 and 14,967 options exercised during the three months ended December 31, 2019 and 2018, respectively. There were 89,635 and 216,253 options exercised during the six months ended December 31, 2019 and 2018, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
SaaS	$14,045	$11,830	$26,462	$21,414
Legacy revenue	2,298	3,993	5,452	8,136
Total subscription	16,343	15,823	31,914	29,550
Professional services	1,812	1,881	3,430	3,855
Total revenue	$18,155	$17,704	$35,344	$33,405

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenues for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
North America	$10,973	$10,065	$20,564	$18,540
Europe, Middle East, & Africa	7,182	7,639	14,780	14,865
Total revenue	$18,155	$17,704	$35,344	$33,405

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

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2019 ($)	Additions ($)	Deductions ($)	Balance as of December 31, 2019 ($)
Contract liabilities:
Deferred revenue	30,688	34,654	(35,007)	30,335
Deferred revenue, net of current portion	5,801	279	—	6,080

With respect to deferred revenue balances as of June 30, 2019, $9.6 million and $21.8 million was recognized to revenue during the three and six months ended December 31, 2019, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of December 31, 2019, our remaining performance obligations were $65.3 million of which we expect to recognize $41.3 million and $24.0 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$1,973	$2,000	$3,190	$2,604
Per share information:
Earnings per share:
Basic	$0.06	$0.07	$0.10	$0.09
Diluted	$0.06	$0.07	$0.10	$0.09
Weighted-average shares used in computation:
Basic	30,571	27,875	30,539	27,781
Effect of dilutive options	1,309	1,545	1,319	1,906
Diluted	31,880	29,420	31,858	29,687

Weighted-average shares of stock options to purchase 631,140 and 232,634 shares of common stock for the three months ended December 31,  2019 and 2018, respectively, and weighted-average shares of stock options to purchase 593,450 and 184,228 shares of common stock for the six months ended December 31, 2019 and 2018, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. BANK BORROWINGS

On January 27, 2017, we entered into Amendment Number Two to the Credit Agreement, which further amended the Credit Agreement with Wells Fargo and the lenders party thereto dated November 21, 2014 (as amended, the Credit Agreement).  The loan was secured by substantially all of our assets.

Our Credit Agreement and the obligations under the agreement matured on November 21, 2019. All remaining principal was paid prior to that date and all remaining deferred financing costs have been amortized to interest expense. As of December 31, 2018, the remaining principal balance on the term loan was $5.0 million and $158,000 of deferred financing costs was amortized to interest expense for the three and six months ended December 31, 2018.

5. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, we have determined we would be able to utilize the deferred tax assets and do not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable, and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as our foreign operations.

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

As of December 31, 2019, we have not completed a 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our company’s formation due to the complexity and cost associated with such a study, and the fact that an additional change in ownership can occur in future periods. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, would be subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions. Any limitation may result in expiration of all or a portion of our NOL and or tax credit carryforwards before utilization. Until a study is completed and limitations are known, no amounts of federal and state NOL and tax credit carryforwards are being considered as an uncertain tax position or disclosed as unrecognized tax benefits since no benefits have been realized to date. As a result, the deferred tax assets related to these domestic loss and tax credit carryforwards and the offsetting valuation allowances have also been removed from our consolidated financial statements with no impact on earnings. These amounts are no longer recognized until they can be measured after an ownership change analysis is completed.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. As of December 31, 2019, we estimate $1.8 million of GILTI income inclusion and used our net operating losses to offset our taxable income. For the three and six months ended December 31, 2019, we did not incur any BEAT tax.

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

The following tables present information about leases on our consolidated balance sheet (in thousands):

As of December 31, 2019
Assets:
Operating lease right-of-use assets	$3,733
Liabilities:
Operating lease liabilities	1,700
Operating lease liabilities, net of current portion	2,259

The following table presents information about the weighted average lease term and discount rate as follows:

As of December 31, 2019
Weighted average remaining lease term (in years)	2.47
Weighted average discount rate	4.82%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease expense	$437	$871
Short-term lease expense	4	8
Sublease income	154	309

The following table presents supplemental cash flow information about our leases (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating cash outflows from operating leases	$457	$907
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

As of December 31, 2019, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal year 2020	$924
Fiscal 2021	1,846
Fiscal 2022	1,139
Fiscal 2023	206
Fiscal 2024	69
Thereafter	—
Total minimum lease payments	4,184
Less: Imputed interest	(225)
Total	$3,959

Contractual Commitments

We have contractual agreements with third parties that consist of software licenses, maintenance and support for our operations. As of December 31, 2019 and June 30, 2019, future payments for non-cancelable contractual agreements were $570,000 and $1.3 million, respectively. The contractual agreements will expire in our fiscal year 2020.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2019 and June 30, 2019, cash equivalents classified as level 1 instruments were measured at $35.2 million and $29.2 million, respectively.

9. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance December 31, 2019	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,450)	$160	6	Cost of sales

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2019	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,316)	$294	6	Cost of sales

Amortization expense incurred for intangible assets for the three months ended December 31, 2019 and 2018 was $67,000 and $67,000, respectively. Amortization expense incurred for intangible assets for the six months ended December 31, 2019 and 2018 was $134,000 and $304,000, respectively.

Estimated future amortization expense remaining as of December 31, 2019 for intangible assets acquired is as follows:

Year Ending June 30,
2020	134
2021	26
Total future amortization expense	$160

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress, we disaggregate our subscription revenue growth between:

•	SaaS, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
•	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
SaaS	$14,045	$11,830	$2,215	19%	$26,462	$21,414	$5,048	24%
Legacy revenue	2,298	3,993	(1,695)	(42)%	5,452	8,136	(2,684)	(33)%
Total subscription revenue	$16,343	$15,823	$520	3%	$31,914	$29,550	$2,364	8%

As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy revenue to continue to decline.

SaaS and Professional Services Revenue

As we continue to shift to a SaaS only business model, substantially all of professional services revenue is now generated from our SaaS customer base. We believe the combination of SaaS revenue and professional services is a useful measure to value our business on a forward-looking basis.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
SaaS	$14,045	$11,830	$2,215	19%	$26,462	$21,414	$5,048	24%
Professional services	1,812	1,881	(69)	(4)%	3,430	3,855	(425)	(11)%
Total SaaS and professional services revenue:	$15,857	$13,711	$2,146	16%	$29,892	$25,269	$4,623	18%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Income from operations	$2,002	$2,129	$3,096	$2,882
Add:
Stock-based compensation	482	336	933	698
Amortization of acquired intangibles	67	67	134	304
Non-GAAP income from operations	$2,551	$2,532	$4,163	$3,884

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

Our significant accounting policies are disclosed in our Notes to Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended June 30, 2019. We have not had any material changes to our critical accounting policies and estimates during the six months ended December 31, 2019 as compared to those disclosed on our 10-K for fiscal year ended June 30, 2019 except for the adoption of ASC Topics 842 as discussed in this Quarterly Report on Form 10-Q. We believe these policies are critical to the discussion of our financial condition and results of operations.

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include billed deferred revenues, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods.

The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates.

As of December 31, 2019, our remaining performance obligations were $65.3 million of which we expect to recognize $41.3 million and $24.0 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Subscription	90%	89%	90%	88%
Professional services	10%	11%	10%	12%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	20%	21%	21%	21%
Cost of professional services	9%	10%	9%	11%
Total cost of revenue	29%	31%	30%	32%
Gross profit	71%	69%	70%	68%
Operating expenses:
Research and development	22%	20%	23%	21%
Sales and marketing	27%	25%	27%	25%
General and administrative	11%	12%	11%	13%
Total operating expenses	60%	57%	61%	59%
Income from operations	11%	12%	9%	9%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further breakdown subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2019 and 2018, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Subscription	$16,343	$15,823	$520	3%	$31,914	$29,550	$2,364	8%
Professional services	1,812	1,881	(69)	(4)%	3,430	3,855	(425)	(11)%
Total revenue	$18,155	$17,704	$451	3%	$35,344	$33,405	$1,939	6%

Total revenue increased $451,000 and $1.9 million during the three and six months ended December 31, 2019, compared to the same periods in 2018, respectively, due to an increase in SaaS revenue of $2.2 million and $5.0 million during the three and six months ended December 31, 2019, compared to the same periods in 2018. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $70,000 and a decrease of $273,000 in total revenue during the three months ended December 31, 2019 and 2018, respectively. Foreign exchange rate fluctuation resulted in decreases of $362,000 and $342,000 for the six months ended December 31, 2019 and 2018, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
SaaS revenue	$14,045	$11,830	$2,215	19%	$26,462	$21,414	$5,048	24%
Percentage of total revenue	77%	67%			75%	64%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $2.2 million and $5.0 million during the three and six months ended December 31, 2019, respectively, compared to the same periods in 2018.

SaaS revenue represents 77% and 75% of total revenue for the three and six months ended December 31, 2019, respectively, compared to the same periods in 2018. This represented an increase in SaaS revenue of 19% and 24% for the three and six months ended December 31, 2019, respectively, compared to the same periods in 2018.

Excluding an increase of $65,000 due to foreign exchange rate fluctuation, SaaS revenues increased by $2.2 million during the three months ended December 31, 2019 as compared to the comparable period in 2018. Excluding a decrease of $188,000 due to foreign exchange fluctuation, SaaS revenues increased by $5.2 million during the six months ended December 31, 2019 as compared to the comparable period in 2018. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

Legacy Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Legacy revenue	$2,298	$3,993	$(1,695)	(42)%	$5,452	$8,136	$(2,684)	(33)%
Percentage of total revenue	13%	23%			15%	24%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced a decrease of $1.7 million and $2.7 million during the three and six months ended December 31, 2019, respectively, compared to the same periods in 2018. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding decreases of $12,000 and $141,000 due to foreign exchange rate fluctuation, legacy revenues decreased by $1.7 million and $2.5 million during the three and six months ended December 31, 2019, respectively, compared to the comparable periods in 2018.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Professional services revenue	$1,812	$1,881	$(69)	(4)%	$3,430	$3,855	$(425)	(11)%
Percentage of total revenue	10%	11%			10%	12%

Professional services revenue includes consulting, implementation and training. Revenues from professional services decreased by $69,000 and $425,000 during the three and six months ended December 31, 2019, respectively, compared to the same periods in 2018. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding an increase of $17,000 and a decrease of $33,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $86,000 and $392,000 during the three and six months ended December 31, 2019, respectively,  compared to the comparable periods in 2018.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Domestic	$10,973	$10,065	$908	9%	$20,564	$18,540	$2,024	11%
International	7,182	7,639	(457)	(6)%	14,780	14,865	(85)	(1)%
Total revenue	$18,155	$17,704	$451	3%	$35,344	$33,405	$1,939	6%

Revenue from domestic sales increased by 9% from $10.1 million during the three months ended December 31, 2018 to $11.0 million during the three months ended December 31, 2019 due to increases of (i) $2.2 million in SaaS revenue, and (ii) $35,000 in professional services revenue; partially offset by a decrease of $1.3 million in legacy revenue.

Revenue from domestic sales increased by 11% from $18.5 million during the six months ended December 31, 2018 to $20.6 million during the six months ended December 31, 2019 due to an increase of  $4.3 million in SaaS revenue; partially offset by decreases of (i) $2.0 million in legacy revenue, and (ii) $301,000 in professional services revenue.

Revenue from international sales decreased by 6% from $7.6 million for the three months ended December 31, 2018 to $7.2 million during the three months ended December 31, 2019, due to decreases of (i) $381,000 in legacy revenue and (ii) $103,000 in professional services revenue; partially offset by an increase of $27,000 in SaaS revenue.

Revenue from international sales decreased by 1% from $14.9 million for the six months ended December 31, 2018 to $14.8 million during the six months ended December 31, 2019, due to decreases of (i) $720,000 in legacy revenue and (ii) $125,000 in professional services revenue; partially offset by an increase of $760,000 in SaaS revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Subscription	$3,557	$3,692	$(135)	(4)%	$7,307	$7,087	$220	3%
Professional services	1,687	1,850	(163)	(9)%	3,251	3,690	(439)	(12)%
Total cost of revenue	$5,244	$5,542	$(298)	(5)%	$10,558	$10,777	$(219)	(2)%
Percentage of total revenue	29%	31%			30%	32%
Gross margin	71%	69%			70%	68%

Subscription

Cost of subscription revenues consists primarily of expenses related to our cloud services and providing support to our customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues decreased by $135,000 and increased by $220,000 during the three and six months ended December 31, 2019, respectively, from the comparable periods in 2018. Cloud-computing costs increased $193,000 and $734,000 during the three and six months ended December 31, 2019, respectively, from the comparable periods in 2018. This was partially offset by decreases in personnel-related costs of $314,000 and $481,000 during the three and six months ended December 31, 2019, respectively, from the comparable periods in 2018.

Excluding an increase of $18,000 and a decrease of $14,000 due to foreign exchange rate fluctuation, cost of subscription revenues decreased by $153,000 and increased by $234,000 during the three and six months ended December 31, 2019, respectively, from the comparable periods in 2018. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services decreased $163,000 and $439,000 during the three and six months ended December 31, 2019, respectively, from the comparable periods in 2018. These decreases were primarily due to decreases in outside consulting and personnel-related costs of $170,000 and $411,000, during the three and six months ended December 31, 2019, respectively, because of our increased focus to reduce the time required for an average implementation project.

Excluding an increase of $5,000 and a decrease of $28,000 due to foreign exchange rate fluctuation, cost of professional services revenues decreased by $168,000 and $411,000 during the three and six months ended December 31, 2019, respectively, from the comparable periods in 2018.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Research and development	$4,052	$3,596	$456	13%	$8,050	$7,155	$895	13%
Percentage of total revenue	22%	20%			23%	21%

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

Research and development expense increased 13% to $4.1 million for the three months ended December 31, 2019, from $3.6 million in the comparable period in 2018. Excluding an increase of $8,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $443,000 in personnel-related costs and (ii) $5,000 of outside consulting costs.

Research and development expense increased 13% to $8.1 million for the six months ended December 31, 2019, from $7.2 million in the comparable period in 2018. Excluding a decrease of $40,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $1.1 million in personnel-related expenses and (ii) $10,000 of outside consulting costs; partially offset by a decrease of $170,000 from intangible asset amortization.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Sales and marketing	$4,821	$4,391	$430	10%	$9,559	$8,385	$1,174	14%
Percentage of total revenue	27%	25%			27%	25%

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

Sales and marketing expenses increased 10% to $4.8 million for the three months ended December 31, 2019, from $4.4 million in the comparable period in 2018. Excluding an increase of $24,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $309,000 in personnel-related expenses; (ii) $72,000 in marketing program expenses; and (iii) $25,000 in outside consulting and other costs.

Sales and marketing expenses increased 14% to $9.6 million for the six months ended December 31, 2019, from $8.4 million in the comparable period in 2018. Excluding a decrease of $71,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $1.0 million in personnel-related expenses; (ii) $131,000 in marketing program expenses; and (iii) $76,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
General and administrative	$2,036	$2,046	$(10)	(0)%	$4,081	$4,206	$(125)	(3)%
Percentage of total revenue	11%	12%			12%	13%

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

General and administrative expenses decreased less than 1% to $2.0 million for the three months ended December 31, 2019, from the comparable period in 2018. Excluding an increase of $3,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of $130,000 in accounting and audit, bad debt, and investor relation expenses; partially offset by increases of (i) $101,000 in legal costs; (ii) $11,000 in personnel-related costs; and (iii) $5,000 in outside consulting costs.

General and administrative expenses decreased 3% to $4.1 million for the six months ended December 31, 2019, from $4.2 million in the comparable period in 2018. Excluding a decrease of $23,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $120,000 in accounting and audit, bad debt, and investor relation expenses, and (ii) $43,000 in outside consulting; partially offset by increases of (i) $44,000 in personnel-related costs, and (ii) $16,000 in legal costs.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2019	2018	Change		2019	2018	Change
Income from operations	$2,002	$2,129	$(127)	(6)%	$3,096	$2,882	$214	7%
Operating margin	11%	12%			9%	9%

Income from operations was $2.0 million with an operating margin of 11% during the three months ended December 31, 2019. Income from operations during the three months ended December 31, 2019 included (i) $482,000 of stock-based compensation; (ii) $207,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $67,000 of amortization of intangible assets.

Income from operations was $3.1 million with an operating margin of 9% during the six months ended December 31, 2019. Income from operations during the six months ended December 31, 2019 included (i) $933,000 of stock-based compensation; (ii) $407,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $134,000 of amortization of intangible assets.

Interest Income (Expense), Net

Interest income (expense), net consists of interest earned on money market accounts and interest paid on bank borrowings. Interest income (expense), net was income of $124,000 and expense of $139,000 during the three months ended December 31, 2019 and 2018, respectively. Interest income (expense), net was income of $271,000 and expense of $329,000 during the six months ended December 31, 2019 and 2018, respectively. Interest income (expense), net changed from expense to income in the current three and six months ended December 31, 2019, compared to the same periods in 2018, primarily due to interest earned from money market accounts and absence of interest paid on bank borrowings which have since been repaid. We expect interest income in future quarters due to increased cash balances in favorable interest bearing accounts.

Other Income (Expense), Net

Other income (expense), net was expense of $186,000 and $6,000 during the three months ended December 31, 2019 and 2018, respectively. Other income (expense), net was expense of $21,000 and income of $11,000 during the six months ended December 31, 2019 and 2018, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of December 31, 2019.  We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets.  We recorded an income tax benefit of $33,000 and $16,000 for the three months ended December 31, 2019 and 2018, respectively. We recorded an income tax provision of $156,000 and an income tax benefit of $40,000 for the six months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

At December 31, 2019 and 2018, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $54.5 million and $52.3 million, respectively. Our cash, cash equivalents and restricted cash were $40.3 million and $31.9 million as of December 31, 2019 and June 30, 2019, respectively.

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

Cash Flows

For the six months ended December 31, 2019 and 2018, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2019	2018
Net cash provided by operating activities	$8,038	$4,183
Net cash used in investing activities	(125)	(199)
Net cash provided by (used in) financing activities	615	(4,135)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $3.9 million during the six months ended December 31, 2019, from the comparable period in 2018, driven primarily by the timing of customer payments for accounts receivable and increased net income partially offset by decreases in deferred revenue balances related to the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements for the six months ended December 31, 2019.

Net cash used in investing activities decreased by $74,000 during the six months ended December 31, 2019, from the comparable period in 2018, driven primarily by activities related to the sale or purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities during the six months ended December 31, 2019 consisted primarily of proceeds from the exercise of employee stock options and employee stock purchase plan. Net cash used by financing during the six months ended December 31, 2018 consisted primarily of bank payments, net of bank borrowings of $4.4 million; partially offset by proceeds from the exercise of employee stock options of $263,000.

Commitments

There was no significant change to our contractual obligations since June 30, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2019 totaled approximately $13.2 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.32 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of December 31, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 40% and 43% of our revenue from international sales during three months ended December 31, 2019 and 2018, respectively. We derived 42% and 44% of our revenue from international sales during the six months ended December 31, 2019 and 2018, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2019 approximately 48% of our workforce was employed in India. Of our employees in India, 48% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union, the United Kingdom and India are also of great importance to our operations.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. A significant amount of our computer and communications systems are located in Sunnyvale, California. Due to our location, our systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events. Customer data that we store in third party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers.

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

Our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors. We may seek additional funding to finance our operations or should we make acquisitions. We may also need to secure additional financing due to unforeseen or unanticipated market conditions. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Such financing may be difficult to obtain on terms acceptable to us, if at all. If we raise additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. In addition, the terms of these securities could impose restrictions on our operations. If we are not able to raise additional funds on terms acceptable to us, if and when needed, our ability to fund our operations, take advantage of opportunities, and develop or expand our business could be significantly limited.

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

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

In March 2017, the UK served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The UK formally left the EU on January 31, 2020, and is now in a transition period through December 31, 2020. Although the UK will remain in the EU single market and customs union during the transition period, the long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. In particular, although the UK enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the UK will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 33% of our outstanding capital stock as of December 31, 2019, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended December 31, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 10, 2020	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)