Form 10-Q
period 2020-03-31
EGAIN Corp
filed 2020-05-11
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value per share, was 30,688,643 as of May 8, 2020.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$40,658	$31,860
Restricted cash	6	7
Accounts receivable, less allowance for doubtful accounts of $429 and $320 as of March 31, 2020 and June 30, 2019, respectively	13,369	20,411
Costs capitalized to obtain revenue contracts, net	919	740
Prepaid expenses	1,822	2,517
Other current assets	585	1,054
Total current assets	57,359	56,589
Property and equipment, net	629	525
Operating lease right-of-use assets (Note 6)	3,363	—
Costs capitalized to obtain revenue contracts, net of current portion	1,976	1,777
Intangible assets, net	93	294
Goodwill	13,186	13,186
Other assets	1,369	1,383
Total assets	$77,975	$73,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,797	$4,173
Accrued compensation	6,191	5,480
Accrued liabilities	3,067	2,353
Operating lease liabilities (Note 6)	1,726	—
Deferred revenue	25,960	30,688
Total current liabilities	38,741	42,694
Deferred revenue, net of current portion	5,261	5,801
Operating lease liabilities, net of current portion (Note 6)	1,837	—
Other long-term liabilities	668	952
Total liabilities	46,507	49,447
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 30,689 shares as of March 31, 2020 and 30,478 shares as of June 30, 2019	31	31
Additional paid-in capital	373,303	371,099
Notes receivable from stockholders	(89)	(88)
Accumulated other comprehensive loss	(1,558)	(1,459)
Accumulated deficit	(340,219)	(345,276)
Total stockholders' equity	31,468	24,307
Total liabilities and stockholders' equity	$77,975	$73,754

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
Subscription	$16,919	$15,318	$48,834	$44,868
Professional services	1,435	1,686	4,865	5,540
Total revenue	18,354	17,004	53,699	50,408
Cost of revenue:
Cost of subscription	3,739	3,625	11,046	10,711
Cost of professional services	1,761	1,672	5,012	5,362
Total cost of revenue	5,500	5,297	16,058	16,073
Gross profit	12,854	11,707	37,641	34,335
Operating expenses:
Research and development	4,205	3,622	12,255	10,777
Sales and marketing	5,064	4,320	14,622	12,706
General and administrative	1,828	1,976	5,911	6,180
Total operating expenses	11,097	9,918	32,788	29,663
Income from operations	1,757	1,789	4,853	4,672
Interest income (expense), net	113	(120)	384	(449)
Other income (expense), net	65	(199)	44	(189)
Income before income tax provision	1,935	1,470	5,281	4,034
Income tax provision	(68)	(72)	(224)	(32)
Net income	$1,867	$1,398	$5,057	$4,002
Per share information:
Earnings per share:
Basic	$0.06	$0.05	$0.17	$0.14
Diluted	$0.06	$0.05	$0.16	$0.13
Weighted-average shares used in computation:
Basic	30,662	28,426	30,580	27,993
Diluted	31,987	30,229	31,935	29,909

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$1,867	$1,398	$5,057	$4,002
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	92	36	(99)	34
Comprehensive income	$1,959	$1,434	$4,958	$4,036

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	30,637	$31	$372,676	$(89)	$(1,650)	$(342,086)	$28,882
Issuance of common stock upon exercise of stock options	52	—	167	—	—	—	167
Stock-based compensation	—	—	460	—	—	—	460
Foreign currency translation adjustments	—	—	—	—	92	—	92
Net income	—	—	—	—	—	1,867	1,867
Balances as of March 31, 2020	30,689	$31	$373,303	$(89)	$(1,558)	$(340,219)	$31,468

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	27,883	$28	$347,182	$(87)	$(1,620)	$(346,840)	$(1,337)
Issuance of common stock upon exercise of stock options	276	—	713	—	—	—	713
Issuance of common stock from public offering, net of issuance costs	2,000	2	20,205	—	—	—	20,207	*
Stock-based compensation	—	—	499	—	—	—	499
Foreign currency translation adjustments	—	—	—	—	36	—	36
Net income	—	—	—	—	—	1,398	1,398
Balances as of March 31, 2019	30,159	$30	$368,599	$(87)	$(1,584)	$(345,442)	$21,516

*Accrued liabilities of $185,000 included for stock issuance costs

See accompanying notes to condensed consolidated financial statements

 EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	142	—	334	—	—	—	334
Issuance of common stock in connection with employee stock purchase plan	69	—	448	—	—	—	448
True up of issuance costs related to public offering	—	—	29	—	—	—	29
Stock-based compensation	—	—	1,393	—	—	—	1,393
Foreign currency translation adjustments	—	—	—	—	(99)	—	(99)
Net income	—	—	—	—	—	5,057	5,057
Balances as of March 31, 2020	30,689	$31	$373,303	$(89)	$(1,558)	$(340,219)	$31,468

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2018	27,667	$28	$346,222	$(85)	$(1,618)	$(353,260)	$(8,713)
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2016-16	—	—	—	—	—	3,816	3,816
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	492	—	975	—	—	—	975
Issuance of common stock from public offering, net of issuance costs	2,000	2	20,205	—	—	—	20,207	*
Stock-based compensation	—	—	1,197	—	—	—	1,197
Foreign currency translation adjustments	—	—	—	—	34	—	34
Net income	—	—	—	—	—	4,002	4,002
Balances as of March 31, 2019	30,159	$30	$368,599	$(87)	$(1,584)	$(345,442)	$21,516

*Accrued liabilities of $185,000 included for stock issuance costs

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,057	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	201	371
Amortization of costs capitalized to obtain revenue contracts	607	481
Amortization of deferred financing costs	—	242
Amortization of right-of-use assets	1,145	—
Depreciation	220	293
Provision of doubtful accounts	127	263
Deferred income taxes	(197)	(380)
Stock-based compensation	1,393	1,197
Loss (gain) on disposal of property and equipment	(2)	69
Changes in operating assets and liabilities:
Accounts receivable	6,715	(7,818)
Costs capitalized to obtain revenue contracts	(1,018)	(742)
Prepaid expenses	572	151
Other current assets	435	(219)
Other non-current assets	149	(85)
Accounts payable	(2,369)	(217)
Accrued compensation	780	337
Accrued liabilities	745	(218)
Deferred revenue	(5,043)	10,266
Operating lease liabilities	(1,217)	—
Other long-term liabilities	152	(23)
Net cash provided by operating activities	8,452	7,970
Cash flows from investing activities:
Purchase of property and equipment	(339)	(272)
Net cash used in investing activities	(339)	(272)
Cash flows from financing activities:
Payments on bank borrowings	(31)	(16,869)
Proceeds from bank borrowings	31	7,435
Payments on capital lease obligations	—	(41)
Proceeds from exercise of employee stock options	334	975
Proceeds from employee stock purchase plan	448	—
Proceeds from follow-on public offering, net of issuance costs	—	20,392
Net cash provided by financing activities	782	11,892
Effect of change in exchange rates on cash and cash equivalents	(98)	(10)
Net increase in cash, cash equivalents and restricted cash	8,797	19,580
Cash, cash equivalents and restricted cash at beginning of period	31,867	11,504
Cash, cash equivalents and restricted cash at end of period	$40,664	$31,084

Supplemental cash flow disclosures:
Cash paid for interest	$2	$211
Cash paid for taxes, net of tax refunds	$188	$189

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2020 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity,  and cash flows for the three and nine months ended March 31, 2020 and 2019, are unaudited. The consolidated balance sheet as of June 30, 2019 included herein was derived from the audited financial statements as of that date.

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

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), on a modified retrospective basis, as discussed below. As a result, the condensed consolidated balance sheet as of March 31, 2020 is not comparable with that as of June 30, 2019.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes. This update is effective for fiscal years beginning after December 15, 2020 (our fiscal year 2022). We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Topic 842, which requires that we recognize lease assets and liabilities on the balance sheet, but recognize the expenses on our statement of operations in a manner similar to previous accounting guidance. Topic 842 generally requires that lessees recognize operating and financing liabilities for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. We adopted this guidance as of our first fiscal quarter of fiscal year 2020.

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

Leases

Effective July 1, 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard under a modified retrospective approach, using the provision of ASU 2018-11,  Leases (Topic 842) Targeted Improvements, which allows for the adoption of Topic 842 to be applied at the beginning of the fiscal year of adoption. As a result, the condensed consolidated balance sheet and statement of operations for prior periods are not comparable to fiscal year 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to not reassess prior conclusions on lease classifications or initial direct costs, or on whether contracts are or contain a lease. The Company did not use hindsight when determining the lease term.

Upon adoption, operating leases are now reported on the condensed consolidated balance sheet, which has materially increased total assets and liabilities. As a result, the Company recorded operating lease right-of-use assets of approximately $4.5 million and corresponding operating lease liabilities of $4.8 million on its opening condensed consolidated balance sheet.

	Balance at June 30, 2019	Adjustments due to ASC 842		Balance at July 1, 2019
Balance sheet captions:
Prepaid expenses	2,517	(114)	[1]	2,403
Total current assets	56,589	(114)	[1]	56,475
Operating lease right-of-use assets (Note 6)	—	4,494	[1,2,3]	4,494
Total assets	73,754	4,380	[1,2,3]	78,134
Accrued liabilities	2,353	(143)	[3]	2,210
Operating lease liabilities (Note 6)	—	1,653	[4]	1,653
Total current liabilities	42,694	1,510	[3,4]	44,204
Operating lease liabilities, net of current portion (Note 6)	—	3,104	[4]	3,104
Other long-term liabilities	952	(234)	[4]	718
Total liabilities	49,447	4,380	[3,4]	53,827
Total liabilities and stockholders' equity	73,754	4,380	[3,4]	78,134

1.	Represents prepaid rent reclassified to operating lease right-of-use assets.
2.	Represents capitalization of operating lease right-of-use assets.
3.	Represents reclassification of deferred rent reclassified to operating lease right-of-use assets.
4.	Represents recognition of operating lease liabilities.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services.  Subscription includes SaaS revenue and legacy revenue. SaaS revenue includes revenue from cloud delivery arrangements, term licenses, and embedded OEM royalties and associated support. Legacy revenue is associated with license, or maintenance and support contracts on perpetual license arrangements that we no longer offer. Professional services includes consulting, implementation and training.

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

We allocate the transaction price to each performance obligation on a relative standalone selling price (SSP). The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs.  However, the Company notes that such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Commissions for renewal contracts relating to our cloud-based arrangements are expensed when incurred, as we do not consider renewal contracts to be commensurate with initial customer contracts. Historically, any commission associated with renewals have been immaterial. Amortization of costs to obtain revenue contracts is included as a component of sales and marketing expenses in our condensed consolidated statements of operations.

During the three and nine months ended March 31, 2020, we capitalized $459,000 and $1.0 million of costs to obtain revenue contracts, respectively, and amortized $210,000 and $607,000 to sales and marketing expense, respectively. During the three and nine months ended March 31, 2019, we capitalized $227,000 and $742,000 of costs to obtain revenue contracts, respectively, and amortized $179,000 and $481,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $2.9 million and $2.5 million as of March 31, 2020 and June 30, 2019, respectively.

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

Our sales are derived from North America and Europe, Middle East, and Africa. However, we incur operating expenses in the North America, Europe, Middle East, Africa and Asia Pacific regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three and nine months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
North America	$11,485	$9,669	$32,049	$28,209
Europe, Middle East, & Africa	6,869	7,335	21,650	22,199
Total revenue	$18,354	$17,004	$53,699	$50,408
Income from operations:
North America	$167	$1,270	$(468)	$2,219
Europe, Middle East, & Africa	2,952	1,740	9,436	6,101
Asia Pacific	(1,362)	(1,221)	(4,115)	(3,648)
Income from operations	$1,757	$1,789	$4,853	$4,672

In addition, long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2020	2019
Long-lived Assets:
North America	$2,611	$206
Europe, Middle East, & Africa	756	112
Asia Pacific	625	207
Long-lived Assets	$3,992	$525

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success.  Two customers, who are also our partners, accounted for 18% and 10%, respectively, of total revenue during the three and nine months ended March 31, 2020.  One customer accounted for 16% and 17% of total revenue during the three and nine months ended March 31, 2019, respectively.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.5 million and $1.4 million as of March 31, 2020, and June 30, 2019, respectively, and are included in the accounts receivable balance.

Deferred Financing Costs

Costs relating to obtaining the credit agreement (as amended from time to time, Credit Agreement) with Wells Fargo Bank, National Association, as administrative agent (Wells Fargo) were capitalized and amortized over the term of the related debt using the effective interest method. We capitalized deferred financing costs of $981,000 in connection with our term loan that has since been fully amortized. As of March 31, 2020,  all financing costs have been removed from the related accounts and charged to operations as interest expense in the prior fiscal year, in connection with the repayment of the term loan. Amortization of deferred financing costs recorded as interest expense was $83,000 and $242,000 for the three and nine months ended March 31, 2019, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Stock-based compensation expense consists of expenses for stock options and our 2017 employee stock purchase plan (ESPP).

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$62	$97	$148	$241
Research and development	171	163	549	387
Sales and marketing	144	81	422	181
General and administrative	83	158	274	388
Total stock-based compensation expense	$460	$499	$1,393	$1,197

Total stock-based compensation includes expense related to non-employee awards of $14,000 and $57,000 during  the three and nine months ended March 31, 2020, respectively. Total stock-based compensation includes expense related to non-employee awards of $95,000 and $143,000 during the three and nine months ended March 31, 2019, respectively.

Total stock-based compensation includes expense related to the ESPP of $87,000 and $211,000 for the three and nine months ended March 31, 2020, respectively. Total stock-based compensation includes expense related to the ESPP of $128,000 and $161,000 for the three and nine months ended March 31, 2019, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended March 31, 2020 and 2019, we granted options to purchase 46,550 and 24,000 shares of common stock with a weighted-average fair value of $5.12 and $7.86 per share, respectively.

During the nine months ended March 31, 2020 and 2019, we granted options to purchase 294,875 and 237,250 shares of common stock with a weighted-average fair value of $4.42 and $5.21 per share, respectively.

We used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Expected volatility	71%	71%	70%	67%
Average risk-free interest rate	1.16%	2.47%	1.55%	2.81%
Expected life (in years)	4.34	4.43	4.33	4.35
Dividend yield	—	—	—	—

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

The fair value of the ESPP stock-based expense for the three and nine months ended March 31, 2020 were estimated using the following weighted-average assumptions:

Three and Nine Months Ended
March 31, 2020
Expected term (in years)	0.50
Volatility	64%
Expected dividend	—
Risk-free interest rate	2.04%
Estimated forfeiture rate	—

During the three and nine months ended March 31, 2020,  employees were granted the right to purchase an aggregate of 69,368 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2020 was $87,000. During the three and nine months ended March 31, 2019,  94,805 grants were made pursuant to the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2019 was $267,000. As of March 31, 2020,  there were 837,978 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2020 there was approximately $1.3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over the weighted-average period of 1.17 years. There were 52,004 and 276,354 options exercised during the three months ended March 31, 2020 and 2019, respectively. There were 141,639 and 492,607 options exercised during the nine months ended March 31, 2020 and 2019, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
SaaS	$14,817	$11,803	$41,279	$33,217
Legacy	2,102	3,515	7,555	11,651
Total subscription	16,919	15,318	48,834	44,868
Professional services	1,435	1,686	4,865	5,540
Total revenue	$18,354	$17,004	$53,699	$50,408

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
North America	$11,485	$9,669	$32,049	$28,209
Europe, Middle East, & Africa	6,869	7,335	21,650	22,199
Total revenue	$18,354	$17,004	$53,699	$50,408

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

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2019 ($)	Additions ($)	Deductions ($)	Balance as of March 31, 2020 ($)
Contract liabilities:
Deferred revenue	30,688	48,755	(53,483)	25,960
Deferred revenue, net of current portion	5,801	—	(540)	5,261

With respect to deferred revenue balances as of June 30, 2019, $6.4 million and $28.2 million was recognized to revenue during the three and nine months ended March 31, 2020, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2020, our remaining performance obligations were $64.3 million of which we expect to recognize $41.9 million and $22.4 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$1,867	$1,398	$5,057	$4,002
Per share information:
Earnings per share:
Basic	$0.06	$0.05	$0.17	$0.14
Diluted	$0.06	$0.05	$0.16	$0.13
Weighted-average shares used in computation:
Basic	30,662	28,426	30,580	27,993
Effect of dilutive options	1,325	1,803	1,355	1,916
Diluted	31,987	30,229	31,935	29,909

Weighted-average shares of stock options to purchase 663,821 and 302,118 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, and weighted-average shares of stock options to purchase 615,649 and 222,951 shares of common stock for the nine months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. BANK BORROWINGS

On January 27, 2017, we entered into Amendment Number Two to the Credit Agreement, which further amended the Credit Agreement with Wells Fargo and the lenders party thereto dated November 21, 2014 (as amended, the Credit Agreement).  The loan was secured by substantially all of our assets.

Our Credit Agreement and the obligations under the agreement matured on November 21, 2019. All remaining principal was paid prior to that date and all remaining deferred financing costs have been amortized to interest expense. As of March 31, 2019, the remaining deferred financing costs of $83,000 was written-off to interest expense.

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

As of March 31, 2020, we have not completed a 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our company’s formation due to the complexity and cost associated with such a study, and the fact that an additional change in ownership can occur in future periods. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, would be subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions. Any limitation may result in expiration of all or a portion of our NOL and or tax credit carryforwards before utilization. Until a study is completed and limitations are known, no amounts of federal and state NOL and tax credit carryforwards are being considered as an uncertain tax position or disclosed as unrecognized tax benefits since no benefits have been realized to date. As a result, the deferred tax assets related to these domestic loss and tax credit carryforwards and the offsetting valuation allowances have also been removed from our consolidated financial statements with no impact on earnings. These amounts are no longer recognized until they can be measured after an ownership change analysis is completed.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries.  As of March 31, 2020, we estimate $2.0 million of GILTI income inclusion and used our net operating losses to offset our taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law.  The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions did not have a material effect on our consolidated financial statements.

6.LEASES

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

The following tables present information about leases on our consolidated balance sheet (in thousands):

As of March 31, 2020
Assets:
Operating lease right-of-use assets	$3,363
Liabilities:
Operating lease liabilities	1,726
Operating lease liabilities, net of current portion	1,837

The following table presents information about the weighted average lease term and discount rate as follows:

As of March 31, 2020
Weighted average remaining lease term (in years)	2.23
Weighted average discount rate	4.82%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease expense	$432	$1,292
Short-term lease expense	4	12
Sublease income	154	463

The following table presents supplemental cash flow information about our leases (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating cash outflows from operating leases	$457	$1,351
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

As of March 31, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal year 2020	$460
Fiscal 2021	1,861
Fiscal 2022	1,165
Fiscal 2023	194
Fiscal 2024	65
Thereafter	—
Total minimum lease payments	3,745
Less: Imputed interest	(182)
Total	$3,563

7. COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments

We have contractual agreements with third parties that consist of software licenses, maintenance and support for our operations. As of March 31, 2020 and June 30, 2019, future payments for non-cancelable contractual agreements were $205,000 and $1.3 million, respectively. The contractual agreements will expire in our fiscal year 2020.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2020 and June 30, 2019, cash equivalents classified as level 1 instruments were measured at $38.3 million and $29.2 million, respectively.

9. INTANGIBLE ASSETS

Intangible assets will be amortized over the estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance March 31, 2020	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,517)	$93	6	Cost of revenue

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2019	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,316)	$294	6	Cost of revenue

Amortization expense incurred for intangible assets for the three months ended March 31, 2020 and 2019 was $67,000 and $67,000, respectively. Amortization expense incurred for intangible assets for the nine months ended March 31, 2020 and 2019 was $201,000 and $371,000, respectively.

Estimated future amortization expense remaining as of March 31, 2020 for intangible assets acquired is as follows:

Year Ending June 30,
2020	67
2021	26
Total future amortization expense	$93

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic on our employees and customers; our SaaS only business model and that our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients; our belief that SaaS revenue better reflects business momentum; our expectations regarding increase in SaaS revenue and decrease in legacy support fees; the effect of changes in macroeconomic factors beyond our control; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; our ability to increase the profitability of our subscription services; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities, and expectations regarding sales and marketing expenses; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A “Risk Factors” in this report, as well as: the effect of the COVID-19 pandemic on our business; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; customer acceptance of our existing and future products; the impact of new legislation or regulations, or of judicial decisions, on our business; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to compete against third parties; the success of our partnerships; our ability to obtain capital when needed; the economic environment; our history of operating losses; our ability to manage future growth; the market price of our common stock; and foreign currency fluctuations. These forward looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only the parent company and excludes its subsidiaries.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, China. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of COVID-19, including shelter-in-place and social distancing orders, which has resulted in a significant deterioration of economic conditions in the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended March 31, 2020. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees, among other things.

In response to the outbreak of COVID-19, we have taken the following measures to date:

•	Implemented work-from-home and social distancing policies throughout our organization;
•	Suspended all employee travel;
•	Cancelled certain sales and marketing events; and
•	Looked to our customer’s needs to best support their operations during this crisis.

The effect of the COVID-19 pandemic, may not be fully reflective in our results of operations and overall financial performance until further periods, if at all. The impact, if any, of operational changes we may implement is uncertain, but changes we have implemented as of the filing date have not affected and are not expected to affect our ability to maintain operations. We will continuously monitor the situation to determine what actions may be necessary or appropriate to address the impact of the COVID-19 pandemic, which may include actions mandated or recommended by federal, state or local government authorities. See our “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on or business.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress, we disaggregate our subscription revenue growth between:

•	SaaS, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
•	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS revenue and legacy revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
SaaS revenue	$14,817	$11,803	$3,014	26%	$41,279	$33,217	$8,062	24%
Legacy revenue	2,102	3,515	(1,413)	(40)%	7,555	11,651	(4,096)	(35)%
Total subscription revenue	$16,919	$15,318	$1,601	10%	$48,834	$44,868	$3,966	9%

As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy revenue to continue to decline.

SaaS and Professional Services Revenue

As we continue to shift to a SaaS only business model, substantially all of professional services revenue is now generated from our SaaS customer base. We believe the combination of SaaS and professional services revenue is a useful measure to value our business on a forward-looking basis.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
SaaS	$14,817	$11,803	$3,014	26%	$41,279	$33,217	$8,062	24%
Professional services	1,435	1,686	(251)	(15)%	4,865	5,540	(675)	(12)%
Total SaaS and professional services revenue:	$16,252	$13,489	$2,763	20%	$46,144	$38,757	$7,387	19%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Income from operations	$1,757	$1,789	$4,853	$4,672
Add:
Stock-based compensation	460	499	1,393	1,197
Amortization of acquired intangibles	67	67	201	371
Non-GAAP income from operations	$2,284	$2,355	$6,447	$6,240

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

Our significant accounting policies are disclosed in our Notes to Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended June 30, 2019. We have not had any material changes to our critical accounting policies and estimates during the nine months ended March 31, 2020 as compared to those disclosed on our 10-K for fiscal year ended June 30, 2019 except for the adoption of ASC Topic 842 as discussed in this Quarterly Report on Form 10-Q. We believe these policies are critical to the discussion of our financial condition and results of operations.

Sources of Revenue

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates.

As of March 31, 2020, our remaining performance obligations were $64.3 million, of which we expect to recognize $41.9 million and $22.4 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
Subscription	92%	90%	91%	89%
Professional services	8%	10%	9%	11%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	20%	21%	21%	21%
Cost of professional services	10%	10%	9%	11%
Total cost of revenue	30%	31%	30%	32%
Gross profit	70%	69%	70%	68%
Operating expenses:
Research and development	23%	21%	23%	21%
Sales and marketing	27%	25%	27%	25%
General and administrative	10%	12%	11%	13%
Total operating expenses	60%	58%	61%	59%
Income from operations	10%	11%	9%	9%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2020 and 2019, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Subscription	$16,919	$15,318	$1,601	10%	$48,834	$44,868	$3,966	9%
Professional services	1,435	1,686	(251)	(15)%	4,865	5,540	(675)	(12)%
Total revenue	$18,354	$17,004	$1,350	8%	$53,699	$50,408	$3,291	7%

Total revenue increased $1.4 million and $3.3 million during the three and nine months ended March 31, 2020, compared to the same periods in fiscal year 2019, respectively, due to an increase in SaaS revenue of $3.0 million and $8.1 million during the three and nine months ended March 31, 2020, compared to the same periods in fiscal year 2019. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $61,000 and a decrease of $449,000 in total revenue during the three months ended March 31, 2020 and 2019, respectively. Foreign exchange rate fluctuation resulted in decreases of $534,000 and $792,000 for the nine months ended March 31, 2020 and 2019, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
SaaS revenue	$14,817	$11,803	$3,014	26%	$41,279	$33,217	$8,062	24%
Percentage of total revenue	81%	69%			77%	66%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support.  Revenue from SaaS increased by $3.0 million and $8.1 million during the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019.

SaaS revenue represents 81% and 77% of total revenue for the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019. This represented an increase in SaaS revenue of 26% and 24% for the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019.

Excluding an increase of $152,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $2.9 million during the three months ended March 31, 2020 as compared to the same periods in fiscal year 2019. Excluding a decrease of $265,000 due to foreign exchange fluctuation, SaaS revenue increased by $8.3 million during the nine months ended March 31, 2020 as compared to the same periods in fiscal year 2019. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

Legacy Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Legacy revenue	$2,102	$3,515	$(1,413)	(40)%	$7,555	$11,651	$(4,096)	(35)%
Percentage of total revenue	11%	21%			14%	23%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $1.4 million and $4.1 million during the three and nine months ended March 31, 2020,  respectively, compared to the same periods in fiscal year 2019. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding decreases of $59,000 and $203,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $1.4 million and $3.9 million during the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Professional services revenue	$1,435	$1,686	$(251)	(15)%	$4,865	$5,540	$(675)	(12)%
Percentage of total revenue	8%	10%			9%	11%

Professional services revenue includes consulting, implementation and training. Revenue from professional services decreased by $251,000 and $675,000 during the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding decreases of $31,000 and $66,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $220,000 and $609,000 during the three and nine months ended March 31, 2020, respectively,  compared to the same periods in fiscal year 2019.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Domestic	$11,485	$9,669	$1,816	19%	$32,049	$28,209	$3,840	14%
International	6,869	7,335	(466)	(6)%	21,650	22,199	(549)	(2)%
Total revenue	$18,354	$17,004	$1,350	8%	$53,699	$50,408	$3,291	7%

Revenue from domestic sales increased by 19% from $9.7 million during the three months ended March 31, 2019 to $11.5 million during the three months ended March 31, 2020 due to increases of (i) $3.0 million in SaaS revenue and (ii) $28,000 in professional services revenue; partially offset by a decrease of $1.2 million in legacy revenue.

Revenue from domestic sales increased by 14% from $28.2 million during the nine months ended March 31, 2019 to $32.0 million during the nine months ended March 31, 2020 due to an increase of  $7.3 million in SaaS revenue; partially offset by decreases of (i) $3.2 million in legacy revenue, and (ii) $272,000 in professional services revenue.

Revenue from international sales decreased by 6% from $7.3 million for the three months ended March 31, 2019 to $6.9 million during the three months ended March 31, 2020, due to decreases of (i) $279,000 in professional services revenue, (ii) $178,000 in legacy revenue, and (iii) $9,000 in SaaS revenue.

Revenue from international sales decreased by 2% from $22.2 million for the nine months ended March 31, 2019 to $21.7 million during the nine months ended March 31, 2020, due to decreases of (i) $898,000 in legacy revenue and (ii) $403,000 in professional services revenue; partially offset by an increase of $751,000 in SaaS revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Subscription	$3,739	$3,625	$114	3%	$11,046	$10,711	$335	3%
Professional services	1,761	1,672	89	5%	5,012	5,362	(350)	(7)%
Total cost of revenue	$5,500	$5,297	$203	4%	$16,058	$16,073	$(15)	(0)%
Percentage of total revenue	30%	31%			30%	32%
Gross margin	70%	69%			70%	68%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $114,000 and $335,000 during the three and nine months ended March 31, 2020, respectively, from the same periods in fiscal year 2019. Cloud-computing costs increased $404,000 and $1.1 million during the three and nine months ended March 31, 2020, respectively, from the same periods in fiscal year 2019. This was partially offset by decreases in personnel-related costs of $276,000 and $754,000 during the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019.

Excluding decreases of $30,000 and $48,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $144,000 and $383,000 during the three and nine months ended March 31, 2020, respectively, from the same periods in fiscal year 2019. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services increased $89,000 and decreased by $350,000 during the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019. The increase for the three months ended March 31, 2020 was primarily due to an increase in personnel-related costs of $100,000. The decrease for the nine months ended March 31, 2020 was primarily due to decreases of (i) $160,000 in outside consulting costs and (ii) $140,000 in personnel-related costs.

Excluding decreases of $19,000 and $50,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $108,000 and decreased by $300,000 during the three and nine months ended March 31, 2020, respectively, compared to the same periods in fiscal year 2019.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Research and development	$4,205	$3,622	$583	16%	$12,255	$10,777	$1,478	14%
Percentage of total revenue	23%	21%			23%	21%

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

Research and development expense increased 16% to $4.2 million for the three months ended March 31, 2020, from $3.6 million in the same period in 2019.  Excluding a  decrease of $40,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $593,000 in personnel-related costs and (ii) $30,000 of outside consulting costs.

Research and development expense increased 14% to $12.3 million for the nine months ended March 31, 2020, from $10.8 million in the same period in fiscal year 2019. Excluding a decrease of $78,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $1.7 million in personnel-related expenses and (ii) $41,000 of outside consulting costs; partially offset by a decrease of $170,000 from intangible asset amortization.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Sales and marketing	$5,064	$4,320	$744	17%	$14,622	$12,706	$1,916	15%
Percentage of total revenue	28%	25%			27%	25%

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

Sales and marketing expenses increased 17% to $5.1 million for the three months ended March 31, 2020, from $4.3 million in the same period in 2019. Excluding a decrease of $37,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $747,000 in personnel-related expenses and (ii) $24,000 in marketing program expenses.

Sales and marketing expenses increased 15% to $14.6 million for the nine months ended March 31, 2020, from $12.7 million in the same period in fiscal year 2019. Excluding a decrease of $114,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $1.8 million in personnel-related expenses, (ii) $155,000 in marketing program expenses, and (iii) $85,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
General and administrative	$1,828	$1,976	$(148)	(7)%	$5,911	$6,180	$(269)	(4)%
Percentage of total revenue	10%	12%			11%	13%

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

General and administrative expenses decreased 7% to $1.8 million for the three months ended March 31, 2020, from $2.0 million in the same period in 2019. Excluding a decrease of $50,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $145,000 in legal costs, and (ii) $70,000 in bad debt expenses; partially offset by increases of (x) $75,000 in personnel-related costs, (y) $31,000 in accounting and audit expenses, and (z) $21,000 in outside consulting costs.

General and administrative expenses decreased 4% to $5.9 million for the nine months ended March 31, 2020, from $6.2 million in the same period in fiscal year 2019. Excluding a decrease of $41,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $135,000 in bad debt expenses, (ii) $129,000 in legal costs, (iii) $26,000 in accounting and audit expenses, and (vi) $22,000 in outside consulting costs; partially offset by an increase of $87,000 in personnel-related costs.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2020	2019	Change		2020	2019	Change
Income from operations	$1,757	$1,789	$(32)	(2)%	$4,853	$4,672	$181	4%
Operating margin	10%	11%			9%	9%

Income from operations was $1.8 million with an operating margin of 10% during the three months ended March 31, 2020. Income from operations during the three months ended March 31, 2020 included (i) $460,000 of stock-based compensation; (ii) $210,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $67,000 of amortization of intangible assets.

Income from operations was $4.9 million with an operating margin of 9% during the nine months ended March 31, 2020. Income from operations during the nine months ended March 31, 2020 included (i) $1.4 million of stock-based compensation; (ii) $607,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $201,000 of amortization of intangible assets.

Interest Income (Expense), Net

Interest income (expense), net consists of interest earned on money market accounts and interest paid on bank borrowings. Interest income (expense), net was income of $113,000 and expense of $120,000 during the  three months ended March 31, 2020 and 2019, respectively. Interest income (expense), net was income of $384,000 and expense of $449,000 during the nine months ended March 31, 2020 and 2019, respectively. Interest income (expense), net changed from expense to income in the three and nine months ended March 31, 2020, compared to the same periods in fiscal year 2019, primarily due to interest earned from money market accounts and absence of interest paid on bank borrowings which have since been repaid. We expect interest income in future quarters to remain relatively constant, as we continue to see volatility in interest rates for the duration of and possibly beyond the COVID-19 pandemic.

Other Income (Expense), Net

Other income (expense), net was income of $65,000 and expense of $199,000 during the three months ended March 31, 2020 and 2019, respectively. Other income (expense), net was income of $44,000 and expense of $189,000 during the nine months ended March 31, 2020 and 2019, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of March 31, 2020.  We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets.  We recorded income tax provisions of $68,000 and $72,000 for the three months ended March 31, 2020 and 2019, respectively. We recorded income tax provisions of $224,000 and $32,000 for the nine months ended March 31, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law and we are continuing to analyze the impact on our financial statements but do not expect a material impact on our provision for income taxes.

Liquidity and Capital Resources

Overview

At March 31, 2020 and 2019, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $54.0 million and $52.3 million, respectively. Our cash, cash equivalents and restricted cash were $40.7 million and $31.9 million as of March 31, 2020 and June 30, 2019, respectively.

Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions and uncertainties, including, but not limited to, the effects of COVID-19 pandemic, assumptions regarding anticipated increases in our revenue, our ability to retain existing customers and customer purchasing and payment patterns. We anticipate our current cash and cash equivalent balances and anticipated cash flow from operations will be sufficient to meet our liquidity needs.

Cash Flows

For the nine months ended March 31, 2020 and 2019, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$8,452	$7,970
Net cash used in investing activities	(339)	(272)
Net cash provided by financing activities	782	11,892

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $482,000 during the nine months ended March 31, 2020, from the same period in fiscal year 2019,  driven primarily by the timing of customer payments for accounts receivable received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements for the nine months ended March 31, 2020.

Net cash used in investing activities increased by $67,000 during the nine months ended March 31, 2020, from the same period in fiscal year 2019, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $11.1 million during the nine months ended March 31, 2020, from the same period in fiscal year 2019 primarily due to net proceeds of $20.4 million in a follow-on public offering in 2019; partially offset by bank payments, net of bank borrowings of $9.4 million. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

There was no significant change to our contractual obligations since June 30, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2020 totaled approximately $13.1 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.31 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of March 31, 2020, the impact on the fair value of these securities or our cash flows or income would not be material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We face risks related to health epidemic, including the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

We face various risks, related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemics of respiratory illness caused by a novel coronavirus known as COVID-19, which the World Health Organization characterized as a pandemic in March 2020. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in Sunnyvale, California, are currently subject to a shelter-in-place order from the local government. Our offices in India and United Kingdom have also been impacted by COVID-19 and have been subject to various measures implemented by local government to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our customers and third-party distribution partners, and may negatively impact our sales and marketing activities. These measure by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our sales and marketing activities and our business, financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel in our headquarters to work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities, or that we determine are in the best interests of our employees and customers. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. In addition, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjust to online collaboration. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could cause fluctuations in foreign currency markets, impact the availability of future borrowings and our ability to access capital, increase the cost of borrowings, increase credit risks of our customers, negatively affect our liquidity and the liquidity and stability of markets of our securities. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business and the value of our securities as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

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

We derived 37% and 43% of our revenue from international sales during three months ended March 31, 2020 and 2019, respectively. We derived 40% and 44% of our revenue from international sales during the nine months ended March 31, 2020 and 2019, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2020 approximately 47% of our workforce was employed in India. Of our employees in India, 48% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union, the United Kingdom and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of March 31, 2020, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 11, 2020	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)