Form 10-K
period 2020-06-30
EGAIN Corp
filed 2020-09-11
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ⌧.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the Nasdaq Capital Market) on December 31, 2019, was approximately $163.8 million. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of voting and non-voting common equity of officers and directors, and affiliated entities, of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

There were 30,909,187 shares of the Registrant’s Common Stock par value $0.001 per share, outstanding on September 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2020 Annual Meeting of Stockholders.

EGAIN CORPORATION

2020 FORM 10-K

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic on our business, employees and customers; our SaaS only business model and our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients; our belief that SaaS revenue better reflects business momentum; expectations regarding our revenue, including visibility and predictability; our beliefs regarding the value of our platform; the opportunities afforded by automation of contact centers, innovation in cloud and growing API economy; our business strategies; the effect of changes in macroeconomic factors beyond our control; our ability to predict subscription renewals or upgrade rates; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; the actual mix in new business between subscription and license transactions; our ability to increase the profitability of our recurring products and services; our ability to increase revenue as a result of the increased investment in sales and marketing; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; the effect of compliance with California privacy laws and regulations on our business and our customers; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A “Risk Factors” in this report, as well as the effect of the COVID-19 pandemic on our business; our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections; our ability to effectively implement and improve our current products; our ability to innovate and respond to rapid technological change and competitive challenges; customer acceptance of our existing and future products; the impact of new legislation or regulations, or of judicial decisions, on our business; legal and regulatory uncertainties and other risks related to protection of our intellectual property assets; our ability to compete against third parties; the success of our partnerships; our ability to obtain capital when needed; the economic environment; our history of operating losses; our ability to manage future growth; the market price of our common stock; and foreign currency fluctuations. These forward looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and exclude subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report

Overview

eGain automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless Digital experience (DX) by holistically optimizing Agent experience (AX), Business experience (BX) and Customer experience (CX). One hundred fifty leading brands use eGain cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

Industry Background

Introduction

Customer relationship management (CRM) tools are not designed to serve as systems of engagement because they are primarily systems of record. They do not offer rich applications to engage customers across digital touch points, nor do they escalate conversations with context across self-service to agent assistance. Furthermore, CRM systems mostly view knowledge management as traditional document management - a big content model that does not work the personalized, media-rich, and content-heavy digital world. Frontline agents, in the CRM worldview, are supposed to have super-human capacity to retain and routinely refresh all relevant knowhow across complex, expanding product portfolios and compliance-heavy processes. Finally, the concept of in-band guidance for customer self-service and agent assistance is foreign to CRM systems. The reality of CRM desktops in contact centers today, we believe, is that agents ignore 90% of the data piled up their application screens—most of which is hidden behind multiple tabs. According to Gartner, 84% of agents surveyed are not satisfied with their desktop tools. It is time to reimagine the Agent Experience.

Digital Economy Demands Modern Software

In a world selling commoditized products to information-rich customers short on time, smart engagement must automate the routine and augment the interesting across agent, business and customer. Therefore, businesses are increasingly seeking digital-first, modern software platforms to layer on top of their traditional systems like CRM, contact centers, and content management. Customer engagement platforms must be designed to be systems of engagement, enabling rapid innovation, delivering quick value and integrating with systems of record across the enterprise. Agile, comprehensive, scalable, and cost-effective, they must demonstrably automate customer self-service, empower agents and easily orchestrate contact center operation in an omnichannel environment.

AI-Knowledge Powered Customer Engagement Automation

Energized by big-data, cloud-computing and open-source technologies in a digital world, AI-Knowledge can deliver transformational value, within a digital-first, omnichannel customer interaction framework. Smart, connected experiences can be automated to successfully resolve majority of customer interactions in most B2C businesses. The pressing challenge for solution buyers, however, is to separate the wheat from the chaff as they look for trusted, innovative and aligned partners. They seek sustained product leadership, at-scale proof points and no-risk trials.

Contact Centers are the Battleground

Contact centers offer a significant opportunity to automate customer engagement. Globally, there are close to 15 million contact center agents. Time-starved customers consuming complex products and grappling with marketing offers generate stubbornly high levels of customer contact. Furthermore, contact centers worldwide are undergoing a technology refresh cycle from on-premise voice-centric models to cloud-based omnichannel platforms. This transition affords businesses the opportunity to reimagine and design new customer contact strategies to drive digital-first automation, fueled by AI-Knowledge.

Customer Engagement Automation is a Large, Growing Market

Businesses are investing heavily in digital transformation, with customer engagement as a top priority. Ease of innovation in cloud and a growing Application programming interface (API) economy present exciting capability to connect, solve, and optimize. This is both an opportunity and a challenge. As predicted by industry analysts, the number of customer interactions involving emerging technology such as machine-learning applications, chatbots, or mobile messaging is increasing every day. To effectively harness such novel capabilities, businesses are looking toward innovative platform providers with proof at scale to guide them on their automation journey.

The eGain Approach and Benefits

What Customers Want

Technology acceleration notwithstanding, human needs for customer engagement and service change slowly. We believe what customers want is help in three categories: information, transaction, and situational. A given customer contact can morph across these categories as the conversation develops. Therefore, it is critical that an effective solution optimization customer contact across these three categories seamlessly and with context —accounting for machine-human hand-offs, channel switching, multimodal interaction, and conversational pause-and-resume. During these interactions, we believe customers increasingly want to be guided, even anticipated. Siloed solutions like transactional, simplistic chatbots without contextual escalation and supporting knowledge tend to disappoint consumers even more than non-existent self-service options.

The eGain Solution is Comprehensive

eGain offers a comprehensive, unified cloud software solution to automate, augment and orchestrate customer engagement in a digital world. Our feature-rich portfolio of applications empowers businesses to holistically connect, flexibly solve, and continuously optimize the experience for agents, businesses and customers. Our solution experts and partners guide clients by aligning with their strategic priorities and demonstrating quick value across a series of agile sprints.

Digital-First, Omnichannel Desktop Connect

First, our solution offers comprehensive, scalable capabilities for digital-first, omnichannel interaction within a modern, purpose-built desktop. Rich applications, optimized for productivity, proactively guide agents to efficiently interact with customers using messaging, Short message service (SMS), chat, email, social media, phone, video, fax, and letter. Agents do not have to remember complex product details and detailed process steps. Process compliance is built into the solution.

AI and Knowledge Solve

Next, our solution offers powerful AI and knowledge applications for virtual assistance for customers and agents. These applications enable businesses to centralize knowledge, policies, procedures, and best-practices, while delivering guided, personalized solutions to customers and agents. Our AI and knowledge applications deliver compelling value through large-scale self-service automation. Further, these applications ensure that all agents effectively resolve all contact types, regardless of product or procedure. Correct, compliant, and consistent responses across touchpoints - automated and assisted - boost customer satisfaction. First contact resolution surges and agent time to competency drops.

Analytics and Machine Learning Optimize

Our analytics solution enables clients to measure, manage and orchestrate their omnichannel service operations. In addition, our machine learning service led by our digital optimization experts helps clients generate product improvement and customer preference insights from customer conversations and journey events, while spotting opportunities to improve experience and automate processes.

Open, Secure APIs and Third-Party Connectors Deliver Quick Value

Our open, secure platform APIs enable clients and partners to extend and enhance our solutions and to integrate with enterprise assets to enable a single view of the customer. Our certified integration with platforms such as those from Avaya, Amazon, Cisco, Salesforce, and Microsoft enable clients to leverage existing systems of record and communication.

Compelling Benefits

We believe our solution delivers transformational value. Specifically, we help businesses:

o	Enhance customer experience with digital-first, omnichannel service.
o	Reduce operating costs through self-service automation, improved first contact resolution, and compressed agent time-to-competence.
o	Ensure compliance with regulations, policies, procedures, and best practices even as clients expand their product portfolio and serviced customer segments. This benefit is particularly sought after in regulated sectors like financial services and healthcare, as well as government.
o	Deliver rich, primary insights to enhance products and design new offerings. Analyzing and learning from customer conversations provides a unique tool to quickly respond to customer dissatisfaction or agent challenges, while generating ideas for product innovation and process automation.

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

Enterprise-Grade, Secure Cloud Service with Differentiated Offerings

Our cloud offering is secure, scalable and offers unique capabilities. With respect to security and certification, we offer SOC2, PCI, HIPAA, and GDPR certification. Two of the largest federal tax services, one in North America and the other in Europe, use eGain solutions served from the eGain Cloud. Furthermore, we offer an “Always On” capability for businesses who cannot afford to be down at any time, day or night, for scheduled maintenance downtime. Finally, we offer service credits in the event of non-adherence to contracted service levels.

Transformative Value at Scale Across Diversified Customer Base

Our solution delivers transformative value at scale today across a diversified customer base. We believe that our understanding of the customer need and our ability to fulfil it at scale and with enterprise-grade sophistication is unmatched. From over a hundred thousand users at a healthcare client using our solution on a 24x7 basis to a P&C insurer with fifteen thousand contact center advisors and thirty-thousand field agents, we are the preferred choice for large brands looking to automate customer engagement.

Market-leading Innovation with a Risk-free Trail Model

We are consistently seen as product leaders in digital engagement and knowledge management by leading analysts. For over twenty years, we have anticipated technology and market trends. We anticipated the need for AI in customer service early and developed an omnichannel customer engagement hub years ahead of competition. With a relentless focus on the customer engagement automation, we continue to add capabilities to enhance our clients’ investment in eGain. For example, to enable our clients to serve their customers across all channels, our messaging hub out of the box connects with Apple Business Chat, Facebook Messenger, Google Business Messaging, SMS and WhatsApp. Our third-generation virtual assistant - powered by AI, machine learning, and knowledge applications - seamlessly layers across our omnichannel platform. Our knowledge and AI solutions lead the market.

Not only do we innovate quicker than others, we stand behind our claim with a unique Innovation in 30 Days™ offer—a 30-day guided production pilot in the eGain Cloud – at no cost and with no strings attached.

Leveraged Go-to-market Strategy with a Growing Partner Ecosystem

We take our solutions to market through a partner-leveraged enterprise sales model. We started our Original equipment manufacturing (OEM) partnership journey with Cisco several years ago. Through Cisco’s partner ecosystem and direct sales network, we also resell cloud-based, eGain-branded solutions.

In fiscal year 2020, we announced our cloud-based OEM partnership with Avaya for our digital connect portfolio. We are now building an active pipeline with Avaya field sales and their partners.

Finally, we partner with Amazon Connect, a disruptive cloud-based contact center solution. Our integrated proposition delivers the best of omnichannel capabilities powered by AI, Knowledge and Analytics.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Approximately 90% of our annual recurring cloud revenue for fiscal year 2020 came from such large enterprises.

We focus on the following verticals: financial services, telco, retail, government, health care and utilities. For fiscal year 2020, domestic and international revenue accounted for 62% and 38% of total revenue.

One of our largest customers, who is also a partner, accounted for 18% of total revenue in fiscal year 2020.

Competition

We compete with application software providers, including Genesys Telecommunications, LivePerson, Moxie Software, Verint, Nuance, and Oracle. In addition, we engage in partnerships with some of our competitors, including Salesforce, Microsoft, and ServiceNow.

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

Growth Strategy

We are investing in multiple programs to accelerate growth.

Invest in Direct Sales and Marketing

We are enhancing our digital marketing to boost brand awareness, based on client success, product leadership and no-risk trial offers. To complement our marketing investment, we are significantly expanding our field sales team to increase high-touch presence in target accounts.

Develop New Partner Relationships

We are developing new partnerships with complementary platform providers (with large customer bases) to enhance their proposition with our AI Knowledge powered customer engagement capabilities. We have hired a new head of Business Development to lead a team to develop and operationalize such new partnerships.

Land and Expand in the Enterprise

With the sustained progress we have made in customer success, we see a replicable pattern emerging: land enterprise logos with a limited footprint in one business unit, demonstrate business value, and then expand in the enterprise. We are increasing the value of investment in eGain for our clients by deeply integrating our capabilities via our enhanced APIs with enterprise assets like enterprise collaboration platforms, CRM systems, transaction and billing, and content sources.

Migrate Our Remaining Legacy Customers to eGain Cloud

We offer an attractive proposition to our remaining on-premise customers to move to the eGain Cloud where we subsidize the migration service cost in exchange for their multi-year commitment to the eGain Cloud. We expect to substantially migrate most remaining on-premise clients to the eGain Cloud by the end of fiscal year 2021.

Maintain Platform Innovation Leadership

Innovation is in our DNA. We are developing vertical solutions on our platform to better acquire and serve customers. We continue to enhance our core capabilities to improve usability and personalization.

Selectively Pursue Acquisitions

From time to time, we pursue inorganic strategies to strengthen our product portfolio. In 2014 we acquired Exony Limited, a provider of advanced contact center analytics software. Moving forward, we will look for strategic acquisitions that we believe will deliver compelling value faster than organic options.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly B2C enterprises, through a combination of our direct sales force and partners. These enterprises typically have thousands of customer service agents in their contact centers and, in the aggregate, communicate with billions of customers each year. We utilize thought leadership and other marketing events to demonstrate our leadership position in the customer engagement software market and highlight our customer successes.

Our direct sales force is organized into teams that include field sales representatives and sales consultants. Our direct sales force is complemented by lead generation representatives and sales development representatives.

We also complement our direct effort with sales alliances.

Marketing and Partner Strategy

Our marketing strategy is to build our brand around innovative and robust products trusted by leading enterprises. We accomplish this via public relations, analyst relations, marketing communications and demand generation. We employ a wide range of marketing avenues to deliver our message, including print and digital, targeted electronic and postal mailing, email newsletters, and a variety of trade shows, seminars, webinars, and interest groups.

Our marketing group produces sales tools, including product collateral, customer case studies, demonstrations, and presentations. In addition, the group performs market analyses and customer reviews to identify and develop key partnership opportunities and product capabilities.

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful, integrated products and services to our customers. Our partner portal, eGain Econet™, provides comprehensive sales, support and services information for channel partners.

Subscription Services

Our subscription services provide customers with access to our software on a cloud-based platform that we manage and offer on a subscription basis. These subscription services allow our customers to easily consume our product innovation without dealing with infrastructure, installation and ongoing administration. We generally offer these services through a 36-month contract, with pricing based on the number of agents or self-service sessions.

Professional Services

Our worldwide professional services organization provides consulting, implementation and training services to deliver business value, drive customer success and build customer loyalty.

o	Consulting and Implementation Services. Our offering includes rapid implementation services, platform-based solution extension, and systems integration services. Our consultants work with customers to understand their requirements, analyze their business needs, and implement effective solutions. We provide these services independently or in partnership with systems integrators who have developed expertise on our platform.
o	Training Services. We provide comprehensive training options to customers and partners. Training programs are offered either online (remote training) or in-person at the customer site. We also offer complementary e-learning through our eGain University education portal to our customers and partners.

Customer Support

We offer 24 x 7 customer support via online and phone channels worldwide under support agreements. Our customer support centers are in California, United Kingdom, and India.

Research and Development

The market for our products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements, and frequent product introductions.

We continuously analyze market and customer requirements and evaluate external technology that we believe will enhance our competitiveness, increase our lifetime customer value and expand our target market. Our product roadmap effectively combines build, partner and buy options. [The last company we acquired was Exony Limited, a UK-based leader in enterprise contact center analytics software, in August 2014.]

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2020, we had 11 issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non-provisional filings. Our issued U.S. patents expire at various times between 2029 and 2035.

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

Employees

As of June 30, 2020, we had 522 full-time employees, of which 179 were in product development, 197 in services and support, 89 in sales and marketing, and 57 in finance and administration.

None of our employees are covered by collective bargaining agreements. While we believe our relations with our employees are good, our future performance depends largely upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are bound by employment agreements requiring service for a defined period of time.

Available Information

We were incorporated in Delaware in September 1997, and our website is located at www.egain.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 11, 2020:

Name	Age	Position
Ashutosh Roy	54	Chief Executive Officer and Chairman
Eric Smit	58	Chief Financial Officer
Promod Narang	62	Senior Vice President of Products and Engineering
Todd Woodstra	58	Senior Vice President of Global Sales

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

Todd Woodstra has served as Senior Vice President of Global Sales since August 2017. Prior to joining eGain, Mr. Woodstra was the Senior Vice President of Enterprise/Channels at Sparks Compass, a real time data analytics platform company, and the Senior Vice President of Enterprise Sales for Interactions LLC from January 2015 to February 2017, where he led enterprise customer sales focused on virtual assistant solutions. From November 2009 to July 2014, Mr. Woodstra was Vice President of Global Channel and Partner Alliances for Nuance Communications where he managed and executed business in channels and commercial enterprise, self-service, mobile, collaboration, unified communications, natural language speech recognition, voice biometrics, gesture technologies, inbound/outbound notification and voice-to-text transcription. Mr. Woodstra holds a Bachelor of Arts in Business Administration, Management Information Systems from California State University, San Bernardino

ITEM 1A.RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

Risks Related to Our Business and Strategy

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.

Factors influencing our business include: general economic and business conditions;
●	general economic and business conditions;
●	currency exchange rate fluctuations;
●	the overall demand for enterprise software and services;
●	customer acceptance of cloud-based solutions;
●	governmental budgetary constraints or shifts in government spending priorities; and
●	general political developments.

The global economic climate continues to influence our business. This includes items such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers to not pay us or to delay paying us for previously purchased products and services.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in Sunnyvale, California, are currently subject to a shelter-in-place order from the local government. Our offices in India and United Kingdom have also been impacted by COVID-19 and have been subject to various measures implemented by local government to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our customers and third-party distribution partners, and may negatively impact our sales and marketing activities. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our sales and marketing activities and our business, financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel in our headquarters work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities, or that we determine are in the best interests of our employees and customers. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. In addition, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjust to online collaboration. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

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

Other factors that may cause our revenue and operating results to fluctuate include:

●	timing of customer budget cycles;
●	the priority our customers place on our products compared to other business investments;
●	size, timing and contract terms of new customer contracts, and unpredictable and often lengthy sales cycles;
●	reduced renewals;
●	competitive factors, including new product introductions, upgrades and discounted pricing or special payment terms offered by our competitors, as well as strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with our solutions;
●	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;
●	operating expenses associated with expansion of our sales force or business, and our product development efforts;
●	cost, timing and management efforts related to the introduction of new features to our solutions;

●	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported to our solutions or otherwise provided to us by our customers; and
●	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

We generally recognize revenue upon the transfer of control of promised services to our customers in the amount that is commensurate with the consideration that we expect to receive in exchange for those services. If an arrangement requires significant customization or implementation services from us, recognition of the associated license or subscription and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.

We derived 38% and 44% of our revenue from international sales during the fiscal years ended June 30, 2020 and 2019, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including GDPR;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world; and
●	reduced intellectual property protections in some countries.

As of June 30, 2020 approximately 48% of our workforce was employed in India. Of our employees in India, 47% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union and India are also of great importance to our operations.

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

We maintain a business continuity plan for our customers in the event of an outage. We maintain other co-locations for the purpose of disaster recovery as well as maintaining backups of our customer’s information. We provide premium disaster recovery and standard disaster recovery to our customers.  If a customer opts not to pay for premium disaster recovery, we will only assure that their data is available within 72 hours. This delay could cause severe disruptions to our customers’ customers and may result in customer termination of our solutions.  Our premium disaster recovery service provides for an alternative data center and a return to operations within one business day.

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

We have invested, and expect to continue to invest, substantial resources to expand, market, implement and refine our cloud offerings. Our subscription services have generally generated much lower short-term gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our subscription business to offset the lower margins, we may not be able to achieve sustained profitability.

Factors that could harm our ability to improve our gross margins, which may affect our operating profitability, include:

●	increased costs to license and maintain third party software embedded in our software applications or the cost to create or substitute such third-party software if it can no longer be licensed on commercially reasonable terms;
●	our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and general economic conditions limiting customer demand;
●	increased cost of third-party services providers, including data centers for our cloud operations and professional services contractors performing implementation and technical support services to cloud customers;
●	customer contractual requirements that delay revenue recognition until customer implementations commence production operations or customer-specific requirements are met;
●	significant attrition as customers decide for their own economic or other reasons to not renew their subscription contracts when they are up for renewal negatively impacting the efficiency of our data centers and leading to the costs being spread over fewer customers negatively impacting gross margin; and
●	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices such as but not limited to security standards could render our services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

●	enhance the features and performance of our services;
●	develop and offer new services that are valuable to companies doing business online as well as Internet users; and
●	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices such as but not limited to security standards could render our services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

●	enhance the features and performance of our services;
●	develop and offer new services that are valuable to companies doing business online as well as Internet users; and
●	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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

We may not be able to realize the benefits of offering the limited, free “Innovation in 30 days” version of our service.

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

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

●	the potential failure to achieve the expected benefits of the combination or acquisition;
●	difficulties in and the cost of integrating operations, technologies, services and personnel;
●	diversion of financial and managerial resources from existing operations;
●	risks of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	potential loss of key employees;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	the inability to maintain relationships with customers and partners of the acquired business;
●	the difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;
●	potential unknown liabilities associated with the acquired businesses;
●	unanticipated expenses related to acquired technology and its integration into existing technology;
●	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;
●	delays in customer purchases due to uncertainty related to any acquisition;
●	the need to implement controls, procedures and policies at the acquired company;
●	challenges caused by distance, language and cultural differences;
●	in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries; and
●	the tax effects of any such acquisitions.

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

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive (which is set to be replaced in the coming months by a new EU e-Privacy Regulation which will have a “direct effect” in each EU Member State), and the country-specific regulations that implement that directive. A recent decision by the European Court of Justice invalidated the US-EU Privacy Shield program as a protection for cross-border data transfers out of the European Union. Such laws, decisions, and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), which became effective March 2020 and requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. These statutes may increase our compliance costs and potential liability. Some observers have noted that the CCPA and the SHIELD Act could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the PCI Data Security Standards, may have an adverse impact on our business. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it could adversely affect our ability to provide our services to certain customers and harm our business.

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

●	recognition of revenue;
●	contingencies and litigation; and
●	accounting for income taxes.

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

In March 2017, the UK served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The UK formally left the EU on January 31, 2020, and is now in a transition period through December 31, 2020. Although the UK will remain in the EU single market and customs union during the transition period, the long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty about whether any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. In particular, although the UK enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the UK will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and, if these rights are impaired, then our ability to generate revenue will be harmed.

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

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations due to factors such as the following:

●	transition to a subscription revenue model;
●	concerns related to liquidity of our stock;
●	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated profitability goals and changes in or failure to meet securities analysts’ expectations;
●	announcements of technological innovations and/or the introduction of new services by us or our competitors;
●	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
●	conditions and trends in the Internet and other technology industries; and
●	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of June 30, 2020, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business as of June 30, 2020. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters	42,541	2022
Newbury, England	Corporate Office – Europe, Middle East, & Africa	14,090	2024
Pune, India	Corporate Office – Asia Pacific	33,262	2021

ITEM 3.	LEGAL PROCEEDINGS

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

Holders

As of September 10, 2020, there were approximately 143 stockholders of record.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2020, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	06/30/15	06/30/16	06/30/17	06/30/18	06/30/19	6/30/2020
eGain Corporation	$ 100.00	$ 56.29	$ 32.93	$ 301.40	$ 162.48	$ 221.76
Nasdaq Composite	$ 100.00	$ 98.32	$ 126.14	$ 155.91	$ 168.04	$ 212.83
S&P Software & Services Select Industry Index	$ 100.00	$ 99.74	$ 124.57	$ 162.25	$ 193.96	$ 226.46

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2020	2019	2018	2017	2016

	(in thousands, except per share information)
Revenue:
Subscription	$66,129	$60,013	$51,352	$48,142	$57,249
Professional services	6,600	7,219	9,955	10,073	12,126
Total revenue	72,729	67,232	61,307	58,215	69,375
Cost of revenue:
Cost of subscription	14,398	14,976	13,152	12,006	12,430
Cost of professional services	6,683	6,865	9,184	9,193	11,259
Total cost of revenue	21,081	21,841	22,336	21,199	23,689
Gross profit	51,648	45,391	38,971	37,016	45,686
Operating expenses:
Research and development	16,638	14,369	14,711	13,753	16,063
Sales and marketing	19,623	17,302	17,681	20,436	27,722
General and administrative	7,981	8,198	7,567	6,552	7,774
Total operating expenses	44,242	39,869	39,959	40,741	51,559
Income (loss) from operations	7,406	5,522	(988)	(3,725)	(5,873)
Interest income (expense), net	395	(319)	(983)	(1,730)	(1,958)
Other income (expense), net	185	(202)	(206)	(32)	728
Income (loss) before income benefit (provision)	7,986	5,001	(2,177)	(5,487)	(7,103)
Income tax benefit (provision)	(778)	(833)	186	(533)	863
Net income (loss)	$7,208	$4,168	$(1,991)	$(6,020)	$(6,240)
Per share information:
Earnings (loss) per share:
Basic	$0.24	$0.15	$(0.07)	$(0.22)	$(0.23)
Diluted	$0.23	$0.14	$(0.07)	$(0.22)	$(0.23)
Weighted-average shares used in computation:
Basic	30,620	28,579	27,333	27,108	27,056
Diluted	31,956	30,363	27,333	27,108	27,056
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$205	$323	$323	$131	$249
Research and development	$706	$519	$493	$281	$472
Sales and marketing	$551	$313	$341	$80	$169
General and administrative	$399	$468	$538	$175	$298

	As of June 30,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$46,615	$31,867	$11,504	$10,633	$11,785
Working capital	$21,355	$13,895	$(8,023)	$(7,680)	$(886)
Total assets	$93,705	$73,754	$39,622	$39,751	$48,063
Deferred revenue	$41,470	$36,489	$26,197	$23,219	$15,717
Long-term debt (bank borrowings and capital lease obligations)	$—	$—	$8,941	$14,844	$20,376

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless Digital experience (DX) by holistically optimizing Agent experience (AX), Business experience (BX) and Customer experience (CX). One hundred fifty leading brands use eGain cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

We have transitioned from a hybrid model, where we sold both SaaS and perpetual license solutions, to a SaaS only business model. Today, we only sell SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS. As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy revenue, primarily comprising annual maintenance and support fees for legacy perpetual license clients to continue to decline.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended June 30, 2020. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees, among other things.

In response to the outbreak of COVID-19, we have taken the following measures to date:

●	Implemented work-from-home and social distancing policies throughout our organization;
●	Suspended all employee travel;
●	Cancelled certain sales and marketing events; and
●	Looked to our customer’s needs to best support their operations during this crisis.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from license, maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Fiscal Year Ended June 30
	2020	2019	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$56,793	$44,788	$12,005	27%
Legacy revenue	9,336	15,225	(5,889)	(39)%
Total subscription revenue	$66,129	$60,013	$6,116

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Fiscal Year Ended June 30
	2020	2019	Change

Revenue	(in thousands, except percentages)
SaaS	$56,793	$44,788	$12,005	27%
Professional services	6,600	7,219	(619)	(9)%
Total SaaS and professional services revenue	$63,393	$52,007	$11,386

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2020	2019
Income from operations	$7,406	$5,522
Add:
Stock-based compensation	1,861	1,623
Amortization of intangible assets	268	438
Non-GAAP income from operations	$9,535	$7,583

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that have not yet been recognized, and include billed deferred revenues, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods. The transaction price allocated to the remaining performance obligations are influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2020, our remaining performance obligations were $68.6 million of which we expect to recognize $47.3 million and $21.3 million as revenue within one year and beyond one year, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our common stock has been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 11.77% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated and record a recovery of prior expense if the actual forfeiture rate is higher than what we estimated.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2020 and 2019.

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

Tax Legislation

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations which significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense and made taxation changes on U.S. multinational corporation’s foreign operations. The provisions of the Tax Act are complex and likely will be subject to regulatory and administrative guidance. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-

abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. For the fiscal year ended June 30, 2020, we have $3.2 million of GILTI income inclusion and used our net operating losses to offset our taxable income. For the fiscal year ended June 30, 2020, we did not incur any BEAT tax.

Fiscal Year 2020 Compared with Fiscal Year 2019

Our effective tax rate for fiscal years 2020 and 2019 was a tax provision rate of 9.7% and 16.7%, respectively. The change in our effective tax rate for fiscal year 2020 as compared to fiscal year 2019 was primarily due to the expiration of tax attributes, the change in valuation allowance, foreign rate differential, stock-based compensation and the research and development tax credit.

The income before income tax provision between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2020, our U.S. and foreign income before our income tax provision was $5.3 million and $2.7 million, respectively. In fiscal year 2019, our U.S. and foreign income before our income tax provision was $2.9 million and $2.1 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2020, we had a valuation allowance of approximately $48.7 million of which approximately $42.6 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. state income taxes and foreign withholding taxes on approximately $17.1 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2020	2019
Revenue:
Subscription	91%	89%
Professional services	9	11
Total revenue	100	100
Cost of revenue:
Cost of subscription	20	22
Cost of professional services	9	10
Total cost of revenue	29	32
Gross profit	71	68
Operating Expenses:
Research and development	23	21
Sales and marketing	27	26
General and administrative	11	13
Total operating expenses	61	60
Income from operations	10%	8%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2020	2019	Change

Revenue	(in thousands, except percentages)
Subscription	$66,129	$60,013	$6,116	10%
Professional services	6,600	7,219	(619)	(9)%
Total revenue	$72,729	$67,232	$5,497

Total Revenue

Total revenue increased $5.5 million during the fiscal year ended June 30, 2020, from the comparable period in 2019, largely due to increased revenues from SaaS of $12 million in fiscal year 2020. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $722,000 and a decrease of $1.2 million in total revenue during the fiscal years ended June 30, 2020 and 2019, respectively.

Subscription Revenue

SaaS Revenue

	Fiscal Year Ended June 30,
	2020	2019	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$56,793	$44,788	$12,005	27%
Percentage of total revenue	78%	67%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $12 million during the fiscal year ended June 30, 2020, as compared to the comparable period in 2019.

SaaS revenue was $56.8 million and $44.8 million during the fiscal years ended June 30, 2020 and 2019, respectively, which represented an increase of 27% or $12 million. SaaS revenue represents 78% and 67% of total revenue for the fiscal years ended June 30, 2020 and 2019, respectively.

Excluding a decrease of $493,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $12.5 million during the fiscal year ended June 30, 2020, as compared to the comparable period in 2019. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase in future periods.

Legacy Revenue

	Fiscal Year Ended June 30,
	2020	2019	Change

Revenue	(in thousands, except percentages)
Legacy revenue	$9,336	$15,225	$(5,889)	(39)%
Percentage of total revenue	13%	23%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $5.9 million for the fiscal year ended June 30, 2020. This decrease was primarily due to our focus on migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future periods.

Legacy revenue was $9.3 million and $15.2 million during the fiscal years ended June 30, 2020 and 2019, respectively, which represented a decrease of 39% or $5.9 million. Legacy revenue represents 13% and 23% of total revenue for the fiscal years ended June 30, 2020 and 2019, respectively.

Excluding a decrease of $153,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $5.7 million during the fiscal year ended June 30, 2020, as compared to the comparable period in 2019.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2020	2019	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$6,600	$7,219	$(619)	(9)%
Percentage of total revenue	9%	11%

Professional services revenue includes consulting, implementation and training. Revenues from professional services decreased by $619,000 during the fiscal year ended June 30, 2020. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease further.

Professional services revenue was $6.6 million during the fiscal year ended June 30, 2020, which represented a decrease of 9% or $619,000 from the comparable period in 2019. Professional services revenue represents 9% and 11% of total revenue for the fiscal years ended June 30, 2020 and 2019, respectively.

Excluding a decrease of $76,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $543,000 during the fiscal year ended June 30, 2020, as compared to the comparable period in 2019.

Revenue by Geography

	Fiscal Year Ended June 30,
	2020	2019	Change

Revenue	(in thousands, except percentages)
Domestic	$44,813	$37,435	$7,378	20%
International	27,916	29,797	(1,881)	(6)%
Total revenue	$72,729	$67,232	$5,497

Revenue from domestic sales increased by 20% from $37.4 million during the fiscal year ended June 30, 2019 to $44.8 million during the fiscal year ended June 30, 2020 due to increases of (i) $11.6 million in SaaS revenue and (ii) $136,000 in professional services; offset by a decrease of $4.4 million in legacy revenue.

Revenue from international sales decreased by 6% from $29.8 million during the fiscal year ended June 30, 2019 to $27.9 million during the fiscal year ended June 30, 2020 due to decreases of (i) $1.5 million in legacy revenue and (ii) $756,000 in professional services revenue; offset by an increase of $381,000 in SaaS revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2020	2019	Change

Cost of revenue	(in thousands, except percentages)
Subscription	$14,398	$14,976	$(578)	(4)%
Professional services	6,683	6,865	(182)	(3)%
Total cost of revenue	$21,081	$21,841	$(760)
Percentage of total revenue	29%	32%
Gross margin	71%	68%

Subscription

Cost of subscription revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues decreased by $578,000 during the fiscal year ended June 30, 2020. The decrease is primarily due to a decrease in personnel related costs of $1.1 million during the fiscal year ended June 30, 2020, from the comparable period in 2019, partially offset by an increase in cloud computing costs of $576,000 during the fiscal year ended June 30, 2020.

Excluding a decrease of $106,000 due to foreign exchange rate fluctuation, cost of subscription revenues decreased by $472,000 during the fiscal year ended June 30, 2020, from the comparable period in 2019. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms as revenues increase but expect subscription revenue gross margins to improve or remain relatively consistent.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased $182,000 during the fiscal year ended June 30, 2020 from the comparable period in 2019. This decrease is  primarily due to a decrease in outside consulting costs of $196,000 for the fiscal year ended June 30, 2020, partially offset by an increase in personnel-related costs of $101,000 during the fiscal year ended June 30, 2020.

Excluding a decrease of $86,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $96,000 for the fiscal year ended June 30, 2020, from the comparable period in 2019.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2020	2019	Change

	(in thousands, except percentages)
Research and development	$16,638	$14,369	$2,269	16%
Percentage of total revenue	23%	21%

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

Research and development expense increased 16% to $16.6 million during the fiscal year ended June 30, 2020, from $14.4 million in the comparable period in 2019. Excluding a decrease of $160,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to increases of (i) $2.5 million in personnel-related costs and (ii) $69,000 in outside consulting costs; principally offset by a decrease of $170,000 from intangible asset amortization.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to increase in future periods based on our product development plans.

Sales and Marketing

	Fiscal Year Ended June 30,
	2020	2019	Change

	(in thousands, except percentages)
Sales and marketing	$19,623	$17,302	$2,321	13%
Percentage of total revenue	27%	26%

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

Sales and marketing expenses increased 13% to $19.6 million during the fiscal year ended June 30, 2020, from $17.3 million in the comparable period in 2019. Excluding a decrease of $171,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $2.5 million in personnel-related costs and (ii) $205,000 outside consulting services; partially offset by a decrease of $179,000 in marketing program costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Fiscal Year Ended June 30,
	2020	2019	Change

	(in thousands, except percentages)
General and administrative	$7,981	$8,198	$(217)	(3)%
Percentage of total revenue	11%	13%

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

General and administrative expense decreased 3% to $8 million during the fiscal year ended June 30, 2020, from $8.2 million in the comparable period in 2019. Excluding a decrease of $61,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $290,000 in legal expenses; (ii) $131,000 in accounting, audit, and administrative expenses; and (iii) $31,000 in outside consulting costs; partially offset by increases of (a) $224,000 in personnel-related expenses; and (b) $70,000 in bad debt expenses.

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

The effect of recording stock-based compensation for fiscal year 2020 and 2019 is as follows:

	Fiscal Year Ended June 30,
	2020	2019

Stock-based compensation by type of award	(in thousands)
Stock options	$1,567	$1,318
Employee stock purchase plan	294	305
Total stock-based compensation	$1,861	$1,623

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2020	2019	Change

	(in thousands, except percentages)
Cost of revenue	$205	$323	$(118)	(37)%
Research and development	706	519	187	36%
Sales and marketing	551	313	238	76%
General and administrative	399	468	(69)	(15)%
Total stock-based compensation	$1,861	$1,623	$238	15%

The increase in our stock-based compensation expense in fiscal year 2020 compared to fiscal year 2019 was primarily due to an increase in option grant activity.

We expect our stock-based compensation expense to increase or remain relatively constant in fiscal year 2021.

Income from Operations

	Fiscal Year Ended June 30,
	2020	2019	Change

	(in thousands, except percentages)
Income from operations	$7,406	$5,522	$1,884
Operating margin	10%	8%

Results from operations was income of $7.4 million in fiscal year 2020, compared to $5.5 million in fiscal year 2019. We recorded a positive operating margin of 10% in fiscal year 2020, and 8% in fiscal year 2019.

The increase in operating income in fiscal year 2020 was primarily due to the growth of our cloud delivery business and the decline of costs associated with professional services, as we focused to reduce the time involved in implementation projects. During the fiscal year ended June 30, 2020, SaaS revenue increased by $12 million to $56.8 million compared to $44.8 million in fiscal year 2019.

Excluding a decrease from foreign exchange fluctuation of $584,000 the increase in total costs and operating expenses in fiscal year 2020 was primarily due to increases of (i) $4.3 million in personnel-related expenses; (ii) $576,000 in cloud computing costs; (iii) $70,000 in bad debt expenses; and (iv) $54,000 in outside consulting costs; partially offset by a decrease of (a) $290,000 in legal expenses; (b) $179,000 in marketing program costs; (c) $170,000 in intangible asset amortization; and (d) $131,000 in accounting, audit and administrative services.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest earned on money market funds. Interest income (expense), net was income of $395,000 and expense of $319,000 in the fiscal years ended June 30, 2020 and 2019, respectively. In fiscal year 2020 we recognized interest income primarily due to interest earned on money market funds invested from our follow-on public offering from fiscal year 2019. We expect interest income to remain relatively constant in future periods.

Other Income (Expense), Net

Other income (expense), net was income of $185,000 and expense of $202,000 for the fiscal years ended June 30, 2020 and 2019, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to the current economic state of the U.S. economy, expiring tax attributes and uncertainty of future profitability, we maintain a valuation allowance against U.S. deferred tax assets as of June 30, 2020. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax provision of $778,000 and $833,000 in the fiscal years ended June 30, 2020 and 2019, respectively, due to income taxes in profitable jurisdictions outside of the United States.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

At June 30, 2020, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $69.3 million. Our cash, cash equivalents and restricted cash were $46.6 million and $31.9 million as of June 30, 2020 and 2019, respectively.

Our working capital was $21.4 million as of June 30, 2020 compared to $13.9 million as of June 30, 2019. As of June 30, 2020, our deferred revenue was $41.5 million as compared to $36.5 million as of June 30, 2019.

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

Cash Flows

For the fiscal years ended June 30, 2020 and 2019, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Net cash provided by operating activities	$14,058	$6,954
Net cash used in investing activities	(514)	(398)
Net cash provided by financing activities	1,410	13,773

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities increased by $7.1 million during the fiscal year ended June 30, 2020, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, which is our largest source of operating cash flows, as well as higher net income.

Net cash used in investing activities increased by $116,000 during the fiscal year ended June 30, 2020, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $12.4 million during the fiscal year ended June 30, 2020, driven primarily by net proceeds received from the sale of our common stock in a follow-on public offering in fiscal year 2019; partially offset by an increase in bank borrowing payments in fiscal year 2019. Cash provided by financing activities in fiscal year 2020 principally consisted of proceeds from employee stock plans.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2020 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	3,280	1,858	1,358	64	—
Total	$3,280	$1,858	$1,358	$64	$—

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2020 and 2019 totaled approximately $17.7 million and $14.2 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.8 million and $1.4 million respectively, as of June 30, 2020 and 2019. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro, the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash and cash equivalents. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. These investments are subject to interest rate risk and will decrease in value if market interest rates increase.

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of June 30, 2020 and 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2020 and 2019 and for the years ended June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year ended June 30, 2020 due to the adoption of the new lease standard.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

September 11, 2020

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$46,609	$31,860
Restricted cash	6	7
Accounts receivable, less allowance for doubtful accounts of $384 and $320 as of June 30, 2020 and 2019, respectively	22,708	20,411
Costs capitalized to obtain revenue contracts, net	1,066	740
Prepaid expenses	2,514	2,517
Other current assets	617	1,054
Total current assets	73,520	56,589
Property and equipment, net	713	525
Operating lease right-of-use assets (Note 8)	2,962	—
Costs capitalized to obtain revenue contracts, net of current portion	2,380	1,777
Intangible assets, net	26	294
Goodwill	13,186	13,186
Other assets	918	1,383
Total assets	$93,705	$73,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,429	$4,173
Accrued compensation	7,916	5,480
Accrued liabilities	3,423	2,353
Operating lease liabilities (Note 8)	1,753	—
Deferred revenue	36,644	30,688
Total current liabilities	52,165	42,694
Deferred revenue, net of current portion	4,826	5,801
Operating lease liabilities, net of current portion (Note 8)	1,385	—
Other long-term liabilities	688	952
Total liabilities	59,064	49,447
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 30,821 and 30,478 shares as of June 30, 2020 and 2019, respectively	31	31
Additional paid-in capital	374,399	371,099
Notes receivable from stockholders	(90)	(88)
Accumulated other comprehensive loss	(1,631)	(1,459)
Accumulated deficit	(338,068)	(345,276)
Total stockholders' equity	34,641	24,307
Total liabilities and stockholders' equity	$93,705	$73,754

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2020	2019
Revenue:
Subscription	$66,129	$60,013
Professional services	6,600	7,219
Total revenue	72,729	67,232
Cost of revenue:
Cost of subscription	14,398	14,976
Cost of professional services	6,683	6,865
Total cost of revenue	21,081	21,841
Gross profit	51,648	45,391
Operating expenses:
Sales and marketing	19,623	17,302
Research and development	16,638	14,369
General and administrative	7,981	8,198
Total operating expenses	44,242	39,869
Income from operations	7,406	5,522
Interest income (expense), net	395	(319)
Other income (expense), net	185	(202)
Income before income tax provision	7,986	5,001
Income tax provision	(778)	(833)
Net income	$7,208	$4,168
Per share information:
Earnings per share:
Basic	$0.24	$0.15
Diluted	$0.23	$0.14
Weighted-average shares used in computation:
Basic	$30,620	$28,579
Diluted	$31,956	$30,363
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$205	$323
Research and development	$706	$519
Sales and marketing	$551	$313
General and administrative	$399	$468

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended June 30,
	2020	2019
Net income	$7,208	$4,168
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(172)	159
Total comprehensive income	$7,036	$4,327

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Notes	Accumulated		Total
			Additional	Receivable	Other		Stockholders'
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
BALANCES AS OF JULY 1, 2018	27,667	28	346,222	(85)	(1,618)	(353,260)	(8,713)
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2014-09	—	—	—	—	—	3,816	3,816
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Issuance of common stock upon exercise of stock options	592	1	1,114	—	—	—	1,115
Issuance of common stock in connection with employee purchase plans	70	—	422	—	—	—	422
Issuance of common stock from public offering, net of issuance costs	2,149	2	21,718	—	—	—	21,720
Stock-based compensation	—	—	1,623	—	—	—	1,623
Foreign currency translation adjustments	—	—	—	—	159	—	159
Net Income	—	—	—	—	—	4,168	4,168
BALANCES AS OF JUNE 30, 2019	30,478	31	371,099	(88)	(1,459)	(345,276)	24,307
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	210	—	543	—	—	—	543
Issuance of common stock in connection with employee stock purchase plan	133	—	867	—	—	—	867
True-up of issuance costs related to public offering	—	—	29	—	—	—	29
Stock-based compensation	—	—	1,861	—	—	—	1,861
Foreign currency translation adjustments	—	—	—	—	(172)	—	(172)
Net income	—	—	—	—	—	7,208	7,208
BALANCES AS OF JUNE 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,208	$4,168
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	268	438
Amortization of costs capitalized to obtain revenue contracts	842	663
Amortization of deferred financing costs	—	241
Amortization of right-of-use assets	1,540	—
Depreciation and amortization	304	362
Provision for doubtful accounts	317	253
Deferred income taxes	261	357
Stock-based compensation	1,861	1,623
(Gain) loss on disposal of property and equipment	(1)	51
Changes in operating assets and liabilities:
Accounts receivable	(2,882)	(13,270)
Costs capitalized to obtain revenue contracts	(1,812)	(809)
Prepaid expenses	(122)	(156)
Other current assets	401	(774)
Other non-current assets	175	(31)
Accounts payable	(1,740)	278
Accrued compensation	2,525	159
Accrued liabilities	1,105	(240)
Deferred revenue	5,272	13,673
Operating lease liabilities	(1,640)	—
Other long-term liabilities	176	(32)
Net cash provided by operating activities	14,058	6,954
Cash flows from investing activities:
Purchases of property and equipment	(514)	(398)
Net cash used in investing activities	(514)	(398)
Cash flows from financing activities:
Payments on bank borrowings	(31)	(16,901)
Proceeds from bank borrowings	31	7,459
Payments on capital lease obligations	—	(42)
Proceeds from exercise of stock options	543	1,115
Proceeds from employee stock purchase plan	867	422
Proceeds from follow-on public offering, net of issuance costs	—	21,720
Net cash provided by financing activities	1,410	13,773
Effect of exchange rate differences on cash and cash equivalents	(206)	34
Net increase in cash, cash equivalents and restricted cash	14,748	20,363
Cash, cash equivalents and restricted cash at beginning of year	31,867	11,504
Cash, cash equivalents and restricted cash at end of year	$46,615	$31,867

Supplemental cash flow disclosures:
Cash paid for interest	$2	$230
Cash paid for taxes	$374	$237
Non-cash items:
Purchases of equipment through trade accounts payable	$10	$4

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) is a leading provider of cloud-based customer engagement software with operations in the United States, United Kingdom and India. We help B2C brands operationalize digital customer engagement strategy. Our suite includes rich applications for digital interaction, knowledge management, and AI-based process guidance. We also provide advanced, integrated analytics for contact centers and digital properties to holistically measure, manage and optimize resources. We believe the benefits of our products include reduced customer effort, customer satisfaction, connected service processes, converted upsell opportunities, and improved compliance—across mobile, social, web, and phone. Hundreds of global enterprises rely on eGain to transform fragmented customer service systems into unified Customer Engagement Hubs.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a loss of $172,000 and $149,000, in fiscal years 2020 and 2019, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2020 and 2019 we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2020 and 2019, our restricted cash was nominal.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents and investments are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $46.6 million as of June 30, 2020 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. Cisco Systems, Inc. accounted for 18% and 17% of total revenue in fiscal years 2020 and 2019, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One partner and customer accounted for 23% and 18% of accounts receivable as of June 30, 2020, respectively. Three customers accounted for 18%, 16%, and 15% of accounts receivable as of June 30, 2019.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.7 million and $1.4 million as of June 30, 2020 and 2019, respectively, and are included in the accounts receivable balance.

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

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2020 and 2019.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years 2020 and 2019, we did not have any such losses.

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

During the fiscal year ended June 30, 2020 and 2019, we capitalized $1.8 million and $809,000 of costs to obtain revenue contracts, respectively, and amortized $842,000 and $663,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $3.4 million and $2.5 million as of June 30, 2020 and June 30, 2019, respectively.

Deferred Financing Costs

Costs relating to obtaining the credit agreement (as amended from time to time, Credit Agreement) with Wells Fargo Bank, National Association, as administrative agent (Wells Fargo) were capitalized and amortized over the term of the related debt using the effective interest method. We capitalized deferred financing costs of $981,000 in connection with our term loan that has since been fully amortized. As of June 30, 2020, all financing costs have been charged to operations as interest expense in the prior fiscal year, in connection with the repayment of the term loan. No amortization of deferred financing costs was recorded to interest expense in fiscal year 2020. Amortization of deferred financing costs recorded as interest expense was $241,000 in fiscal year 2019.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated financial statements. ROU assets represent the Company’s right to use leased assets over the agreed upon term. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2020 and 2019 were $221,000 and $150,000, respectively.

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

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market environment due to COVID-19, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as our foreign operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations which significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense and made taxation changes on U.S. multinational corporation’s foreign operations. The provisions of the Tax Act are complex and likely will be subject to regulatory and administrative guidance. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. For the fiscal year ended June 30, 2020, we have $3.2 million of GILTI income inclusion and used our net operating losses to offset our taxable income. For the fiscal year ended June 30, 2020, we did not incur any BEAT tax.

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

As of June 30, 2020, we have completed a 382 study under Section 382 of the Internal Revenue Code, and have determined there was no loss of NOLs as a result of these changes. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive loss includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the period ended June 30, 2020 is shown in the accompanying statements of comprehensive income. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets as of June 30, 2020 and 2019 consist of accumulated foreign currency translation adjustments.

Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Years Ended June 30,
	2020	2019
Net income applicable to common stockholders	$7,208	$4,168
Basic net income per common share	$0.24	$0.15
Weighted average common shares used in computing basic net income per common share	30,620	28,579
Effect of dilutive common equivalents outstanding	1,336	1,784
Weighted average common shares used in computing diluted net income per common share	31,956	30,363
Diluted net income per common share	$0.23	$0.14

Weighted average options to purchase 613,643 and 256,538 shares of common stock as of June 30, 2020 and 2019, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Information relating to our geographic areas for the fiscal years ended June 30, 2020 and 2019 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2020:
North America	$44,813	$890	$401
Europe, Middle East, & Africa	27,916	11,944	90
Asia Pacific	—	(5,428)	222
	$72,729	$7,406	$713
Year ended June 30, 2019:
North America	$37,435	$359	$206
Europe, Middle East, & Africa	29,797	10,290	112
Asia Pacific	—	(5,127)	207
	$67,232	$5,522	$525

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

Leases

Effective July 1, 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard under a modified retrospective approach, using the provision of ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows for the adoption of Topic 842 to be applied at the beginning of the fiscal year of adoption. As a result, the consolidated balance sheet and statement of operations for prior periods are not comparable to fiscal year 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to not reassess prior conclusions on lease classifications or initial direct costs, or on whether contracts are or contain a lease. The Company did not use hindsight when determining the lease term.

Upon adoption, operating leases are now reported on the consolidated balance sheet, which has materially increased total assets and liabilities. As a result, the Company recorded operating lease right-of-use assets of approximately $4.5 million and corresponding operating lease liabilities of $4.8 million on its opening consolidated balance sheet.

	Balance as of June 30, 2019 ($)	Adjustments due to ASC 842 ($)		Balance as of July 1, 2019 ($)
Balance sheet captions:
Prepaid expenses	2,517	(114)	[1]	2,403
Total current assets	56,589	(114)	[1]	56,475
Operating lease right-of-use assets (Note 8)	—	4,494	[1,2,3]	4,494
Total assets	73,754	4,380	[1,2,3]	78,134
Accrued liabilities	2,353	(143)	[3]	2,210
Operating lease liabilities (Note 8)	—	1,653	[4]	1,653
Total current liabilities	42,694	1,510	[3,4]	44,204
Operating lease liabilities, net of current portion (Note 8)	—	3,104	[4]	3,104
Other long-term liabilities	952	(234)	[4]	718
Total liabilities	49,447	4,380	[3,4]	53,827
Total liabilities and stockholders' equity	73,754	4,380	[3,4]	78,134

1.	Represents prepaid rent reclassified to operating lease right-of-use assets.
2.	Represents capitalization of operating lease right-of-use assets.
3.	Represents reclassification of deferred rent reclassified to operating lease right-of-use assets.
4.	Represents recognition of operating lease liabilities.

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

Subscription Revenue

The following customer arrangements are recognized ratably over the contract term as the performance obligations are delivered:

●	Cloud delivery arrangements;
●	Maintenance and support arrangements; and
●	Term license subscriptions which incorporate on-premise software licenses and substantial cloud functionality that are not distinct in the context of our arrangements as such are considered highly interrelated and represent a single combined performance obligation.

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

2. BALANCE SHEET COMPONENTS

Property and equipment consists of the following:

	As of June 30,
	2020	2019

	(in thousands)
Computers and equipment	$3,324	$3,741
Furniture and fixtures	940	1,077
Leasehold improvements	554	542
Total	4,818	5,360
Accumulated depreciation and amortization	(4,105)	(4,835)
Property and equipment, net	$713	$525

Depreciation and amortization expense was $304,000 and $362,000 for the fiscal years ended June 30, 2020 and 2019, respectively. Disposed fixed assets, which were substantially fully-depreciated, were $920,000 and $3.6 million for the years ended June 30, 2020, and 2019, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2020	2019

	(in thousands)
Accrued bonuses	$3,223	$2,362
Accrued vacation	2,235	1,840
Payroll and other employee related costs	1,745	1,043
Accrued commissions	713	235
Accrued compensation	$7,916	$5,480

Accrued liabilities consists of the following:

	As of June 30,
	2020	2019

	(in thousands)
Customer advances	$471	$294
Sales tax payable	672	411
VAT liability	848	717
Accrued other liabilities	1,432	931
Accrued liabilities	$3,423	$2,353

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the fiscal years ended June 30, 2020 and 2019, respectively:

	Fiscal Year Ended June 30,
	2020	2019

	(in thousands)
Revenue:
SaaS	$56,793	$44,788
Legacy revenue	9,336	15,225
Total subscription	66,129	60,013
Professional services	6,600	7,219
Total revenue	$72,729	$67,232

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2020	2019

	(in thousands)
Revenue:
North America	$44,813	$37,435
EMEA	27,916	29,797
Total Revenue	$72,729	$67,232

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

There were no contract assets for the years ended June 30, 2020 and 2019.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of July 1, 2019 ($)	Additions ($)	Deductions ($)	Balance as of June 30, 2020 ($)
Contract liabilities:
Deferred revenue	30,688	78,381	(72,425)	36,644
Deferred revenue, net of current portion	5,801	—	(975)	4,826

With respect to deferred revenue balances as of June 30, 2019, $32.5 million was recognized to revenue during fiscal year ended June 30, 2020.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2020, our remaining performance obligations were $68.6 million of which we expect to recognize $47.3 million and $21.3 million as revenue within one year and beyond one year, respectively.

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

5. INCOME TAXES

Income before income tax provision consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2020	2019
United States	$5,260	$2,904
Foreign	2,726	2,097
Income before income tax provision	$7,986	$5,001

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax provision:

	Fiscal Year Ended June 30,
	2020	2019

Federal statutory income tax rate	21.0%	21.0%
Current state taxes, net of federal benefit	3.3	2.6
Foreign rate differential	(0.6)	3.6
Research and development credits	(0.6)	(7.5)
Foreign withholding tax	1.2	0.5
Stock-based compensation	(0.3)	(12.1)
Deferred return to provision	0.7	—
Other items	0.5	9.0
Net change in valuation allowance	(71.5)	(7.3)
Foreign income	8.5	6.9
Expiration of tax attributes	47.5	—
Effective tax rate	9.7%	16.7%

The components of the income tax provision are as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Current provision (benefit):
Foreign	$401	$454
Federal	(12)	(62)
State	128	84
Total current:	517	476
Deferred:
Federal	62	62
Foreign	199	295
Total deferred:	261	357
Income tax provision	$778	$833

As of June 30, 2020, we had federal and state net operating loss carryforwards of approximately $163.6 million and $12.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2021, if not utilized. We also had federal research and development credit carryforwards of approximately $3.5 million as of June 30, 2020, which will expire at various dates beginning in fiscal year ending June 30, 2021, if not utilized. The California research and development credit carryforwards are approximately $5.2 million as of June 30, 2020 and have an indefinite carryover period.

As of June 30, 2020, we have completed a 382 study under Section 382 of the Internal Revenue Code, and have determined there was no loss of NOLs as a result of these changes. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$35,105	$44,244
Research credits	7,525	7,353
Deferred revenue	2,483	1,596
Stock-based compensation	1,100	802
Accruals and reserves	2,898	1,044
Lease liability	542	—
Other	56	163
Gross deferred tax assets	49,709	55,202
Less valuation allowance	(48,700)	(54,445)
Net deferred tax assets	$1,009	$757
Gross deferred tax liabilities
Right-of-use asset	$(500)	$—
Fixed assets	(20)	—
Gross deferred tax liabilities	(520)	—
Total deferred tax assets, net *	$489	$757

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

The net valuation allowance decreased by $5.7 million and $2.7 million for the fiscal years ended June 30, 2020 and 2019, respectively.

We have not provided for taxes on $17.1 million of undistributed earnings of our foreign subsidiaries as of June 30, 2020. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2020 and 2019 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Beginning balance	$1,665	$1,578
Increases in balances related to tax positions taken during current periods	26	87
Ending balance	$1,691	$1,665

There is no amount of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2020 and 2019, respectively. No accrued interest and penalties have been recognized in the tax provision related to unrecognized tax benefits.

We do not anticipate the amount of existing unrecognized tax benefit to significantly increase or decrease during the next twelve months. Our policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 2001 and 2019 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

6. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2020 as follows:

Reserved
Stock
Options
Stock options outstanding	2,885,966
Stock available for future grants or issuance:
2005 Stock Incentive Plan	1,073,386
2005 Management Stock Option Plan	68,649
2017 Employee Stock Purchase Plan	773,483
Total reserved shares of common stock for issuance	4,801,484

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

The following table represents the activity under the 2005 Management Plan:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price
Balance as of June 30, 2018	68,649	1,492,125	$3.51
Options Granted	—	—	$—
Options Exercised	—	(174,399)	$3.12
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2019	68,649	1,317,726	$3.56
Options Granted	—	—	$—
Options Exercised	—	(39,209)	$2.89
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2020	68,649	1,278,517	$3.58

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Our board extended the expiration date of the 2005 Stock Incentive Plan to September 30, 2024 and made certain other changes. Options granted under the 2005 Stock Incentive Plan are non-qualified stock options. Non-qualified stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Price
Balance as of June 30, 2018	588,654	1,680,734	$2.90
Options Granted	(334,500)	334,500	$9.58
Options Exercised	—	(418,078)	$1.37
Options Forfeited / Expired	93,549	(93,549)	$5.26
Balance as of June 30, 2019	347,703	1,503,607	$4.67
Shares Added	1,000,000	—	$—
Options Granted	(350,125)	350,125	$8.29
Options Exercised	—	(170,475)	$2.52
Options Forfeited / Expired	75,808	(75,808)	$6.40
Balance as of June 30, 2020	1,073,386	1,607,449	$5.60

No shares were granted to consultants during the fiscal year ended June 30, 2020.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.2-$2.13	174,656	5.93	$1.73	135,117	$1.72
$2.5-$2.5	1,290,001	6.26	$2.50	961,824	$2.50
$3.4-$5.28	438,341	4.71	$4.26	346,544	$4.49
$5.31-$6.65	350,688	5.40	$6.32	289,726	$6.30
$7.1-$7.96	314,755	8.71	$7.86	73,620	$7.92
$8.2-$12.15	242,825	8.86	$10.17	63,003	$10.89
$12.8-$12.8	3,000	7.96	$12.80	1,500	$12.80
$13.4-$13.4	1,000	3.36	$13.40	1,000	$13.40
$13.75-$13.75	67,150	8.04	$13.75	32,175	$13.75
$14.4-$14.4	3,550	8.12	$14.40	1,627	$14.40
$1.2-$14.4	2,885,966	6.43	$4.71	1,906,136	$4.08

The summary of options vested and exercisable as of June 30, 2020 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	2,885,966	$4.71	$18,749,416	6.43
Fully vested and expected to vest options	2,764,982	$4.61	$18,223,187	6.35
Options exercisable	1,906,136	$4.08	$13,523,577	5.58

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $11.11 as of June 30, 2020 that would have been received by the option holders, had they exercised their options on June 30, 2020. The total intrinsic value of stock options exercised during fiscal years 2020 and 2019 was $1.3 million and $4.5 million, respectively.

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

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Non-cash stock-based compensation expense	$(1,861)	$(1,623)
Income tax expense	(56)	—
Net income effect	$(1,917)	$(1,623)

The Company recognized $56,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal year ended June 30, 2020. The tax effect related to stock-based compensation in 2019 was nominal. There is no income tax effect that has been recognized relating to the stock-based compensation expense in the US due to full valuation allowance.

Total stock-based compensation includes expense related to non-employee awards of $120,000 and $138,000 during the fiscal years ended June 30, 2020 and 2019, respectively.

Total stock-based compensation includes expense related to the ESPP of $294,000 and $305,000 during the fiscal year ended June 30, 2020 and 2019, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2020 and 2019, there were 350,125 and 334,500 options granted, respectively, with a weighted average fair value of $4.50 and $5.17, per share, respectively.

We used the following assumptions:

	Fiscal Year Ended June 30,
	2020	2019
Dividend yield	—	—
Expected volatility	70%	68%
Average risk-free interest rate	1.37%	2.61%
Expected life (in years)	4.33	4.36

The fair value of the ESPP stock purchase right is estimated on the date of grant using the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2020	2019
Expected term (in years)	0.50	0.48
Volatility	65%	87%
Expected dividend	—	—
Risk-free interest rate	1.88%	2.45%
Fair Value of grants per share	$2.97	$2.92

During the fiscal year ended June 30, 2020, employees were granted the right to purchase an aggregate of 127,464 shares under the ESPP, and compensation expense related to those purchase rights for the fiscal year ended June 30, 2020 was $294,000. During the fiscal year ended June 30, 2020, 133,533 shares were purchased and 773,483 shares remain available to be purchased pursuant to the 2017 ESPP.

As of June 30, 2020 unrecognized compensation expense related to purchase rights that will be recognized over a weighted average period of 0.4 years was $172,000.

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

Total compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2020 was $1.2 million which is expected to be recognized over the weighted average period of 1.13 years.

7. INTANGIBLE ASSETS

Intangible assets are amortized over the estimated lives, as follows (in thousands, except expected life):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2020	Life	Category
Customer relationships - maintenance contracts	1,610	(1,584)	26	6	Cost of recurring
	$1,610	$(1,584)	$26

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2019	Life	Category
Customer relationships - maintenance contracts	1,610	(1,316)	294	6	Cost of recurring
	$1,610	$(1,316)	$294

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2020 and 2019 was $268,000 and $438,000, respectively.

8. LEASES

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

The following table presents information about leases on our consolidated balance sheet (in thousands):

As of June 30, 2020
Assets:
Operating lease right-of-use assets	$2,962
Liabilities:
Operating lease liabilities	1,753
Operating lease liabilities, net of current portion	1,385

The following table presents information about the weighted average lease term and discount rate as follows:

As of June 30, 2020
Weighted average remaining lease term (in years)	2.01
Weighted average discount rate	4.81%

The following table presents information about leases on our consolidated statement of operations (in thousands):

Fiscal Year Ended
June 30, 2020
Operating lease expense	$1,726
Short-term lease expense	13
Sublease income	618

The following table presents supplemental cash flow information about our leases (in thousands):

Fiscal Year Ended
June 30, 2020
Operating cash outflows from operating leases	$1,809
Right-of-use assets obtained in exchange for new operating lease liabilities	—

As of June 30, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal 2021	$1,858
Fiscal 2022	1,165
Fiscal 2023	193
Fiscal 2024	64
Fiscal 2025	—
Thereafter	—
Total minimum lease payments	3,280
Less: Imputed interest	(142)
Total	$3,138

9. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2020 and 2019, we contributed approximately $463,000 and $464,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $466,000 and $441,000, for the fiscal years ended June 30, 2020 and 2019, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2020 and 2019.

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

Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2020, we have paid all non-cancelable contractual agreements related to these software licenses. As of June 30, 2019, future payments for non-cancelable contractual agreements was $1.3 million.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2020 and 2019.

10. LITIGATION

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2020 and 2019, cash equivalents classified as level 1 instruments were measured at $41.8 million and $29.2 million, respectively.

12. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2020 and 2019, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

	(in thousands, except per share data)
Fiscal 2020
Revenue	$17,190	$18,155	$18,354	$19,030	$72,729
Gross profit	$11,875	$12,911	$12,854	$14,007	$51,648
Income from operations	$1,095	$2,002	$1,757	$2,553	$7,406
Net income	$1,217	$1,973	$1,867	$2,151	$7,208
Basic net income per share	$0.04	$0.06	$0.06	$0.07	$0.24
Diluted net income per share	$0.04	$0.06	$0.06	$0.07	$0.23

Fiscal 2019
Revenue	$15,701	$17,704	$17,004	$16,823	$67,232
Gross profit	$10,466	$12,162	$11,707	$11,056	$45,391
Income from operations	$753	$2,129	$1,789	$851	$5,522
Net income	$604	$2,000	$1,398	$166	$4,168
Basic net income per share	$0.02	$0.07	$0.05	$0.01	$0.15
Diluted net income per share	$0.02	$0.07	$0.05	$0.01	$0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item (with respect to our Directors) is incorporated by reference from the information under the heading “Election of Directors” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2020 Annual Meeting of Stockholders (Proxy Statement).

Certain information required by this item concerning executive officers is set forth in Part I, Item 1 of this report under the caption “Information About Our Executive Officers” and is incorporated herein by reference.

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

The following table summarizes our equity compensation plans as of June 30, 2020:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	1,607,449	$5.60	1,073,386
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	1,278,517	$3.58	68,649
Total	2,885,966	$4.71	1,142,035

Equity Compensation Plans Not Approved By Security Holders

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

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2020 and 2019.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2020 and 2019

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2020	$320	$317	$(253)	$384
Year ended June 30, 2019	$256	$253	$(189)	$320

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1).

10.2#

eGain Corporation Amended and Restated 2005 Stock Incentive Plan (as amended through August 30 2019) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.3#	Amended and Restated 2005 Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.4#	Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.5#	eGain Corporation 2017 Employee Stock Purchase Plan.

10.6	Credit Agreement dated as of November 21, 2014 among the Registrant, certain subsidiaries of the Registrant. Wells Fargo Bank N.A. as agent and the lenders party thereto.

10.7	Amendment Number One to Credit Agreement dated as of September 1, 2015 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto.

10.8	Amendment Number Two to Credit Agreement dated as of January 27, 2017 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto.

10.9

Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 9, 2011 between the Registrant and DeGuigne Ventures, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014).

10.11

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 14, 2014 between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014).

21.1	Subsidiaries of eGain.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

*

This exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

(c)	Financial Statements

Reference is made to Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGain Corporation

Date: September 11, 2020	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2020
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 11, 2020
Eric N. Smit	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 11, 2020
Christine Russell

/s/ GUNJAN SINHA	Director	September 11, 2020
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 11, 2020
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 11, 2020
Brett Shockley