Form 10-Q
period 2020-09-30
EGAIN Corp
filed 2020-11-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35314

eGain Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0466366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1252 Borregas Avenue, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)

(408) 636-4500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EGAN	The Nasdaq Stock Market LLC

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

Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	◻

Non-accelerated Filer	⌧	Smaller Reporting Company	⌧
		Emerging Growth Company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ◻    No  ⌧

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,929,088 as of November 11, 2020.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

3

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$53,099	$46,609
Restricted cash	7	6
Accounts receivable, less allowance for doubtful accounts of $383 and $384 as of September 30, 2020 and June 30, 2020, respectively	15,478	22,708
Costs capitalized to obtain revenue contracts, net	1,070	1,066
Prepaid expenses	2,018	2,514
Other current assets	801	617
Total current assets	72,473	73,520
Property and equipment, net	710	713
Operating lease right-of-use assets (Note 5)	2,592	2,962
Costs capitalized to obtain revenue contracts, net of current portion	2,199	2,380
Intangible assets, net	—	26
Goodwill	13,186	13,186
Other assets	1,057	918
Total assets	$92,217	$93,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,116	$2,429
Accrued compensation	7,261	7,916
Accrued liabilities	4,007	3,423
Operating lease liabilities (Note 5)	1,698	1,753
Deferred revenue	34,016	36,644
Total current liabilities	48,098	52,165
Deferred revenue, net of current portion	4,565	4,826
Operating lease liabilities, net of current portion (Note 5)	1,045	1,385
Other long-term liabilities	723	688
Total liabilities	54,431	59,064
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 50,000 shares; outstanding: 30,924 shares as of September 30, 2020 and 30,821 shares as of June 30, 2020	31	31
Additional paid-in capital	375,357	374,399
Notes receivable from stockholders	(91)	(90)
Accumulated other comprehensive loss	(1,487)	(1,631)
Accumulated deficit	(336,024)	(338,068)
Total stockholders' equity	37,786	34,641
Total liabilities and stockholders' equity	$92,217	$93,705

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenue:
Subscription	$17,747	$15,572
Professional services	1,316	1,618
Total revenue	19,063	17,190
Cost of revenue:
Cost of subscription	3,222	3,750
Cost of professional services	1,409	1,565
Total cost of revenue	4,631	5,315
Gross profit	14,432	11,875
Operating expenses:
Research and development	4,505	3,998
Sales and marketing	5,631	4,738
General and administrative	1,944	2,044
Total operating expenses	12,080	10,780
Income from operations	2,352	1,095
Interest income, net	3	147
Other income (expense), net	(163)	164
Income before income tax provision	2,192	1,406
Income tax provision	(148)	(189)
Net income	$2,044	$1,217
Per share information:
Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.06	$0.04
Weighted-average shares used in computation:
Basic	30,853	30,507
Diluted	32,508	31,883

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net income	$2,044	$1,217
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	144	(157)
Total comprehensive income	$2,188	$1,060

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	103	—	488	—	—	—	488
Stock-based compensation	—	—	470	—	—	—	470
Foreign currency translation adjustments	—	—	—	—	144	—	144
Net income	—	—	—	—	—	2,044	2,044
Balances as of September 30, 2020	30,924	$31	$375,357	$(91)	$(1,487)	$(336,024)	$37,786

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307
Issuance of common stock upon exercise of stock options	58	—	86	—	—	—	86
True up of issuance costs related to public offering	—	—	29	—	—	—	29
Stock-based compensation	—	—	451	—	—	—	451
Foreign currency translation adjustments	—	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	1,217	1,217
Balances as of September 30, 2019	30,536	$31	$371,665	$(88)	$(1,616)	$(344,059)	$25,933

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,044	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26	67
Amortization of costs capitalized to obtain revenue contracts	250	196
Amortization of right-of-use assets	406	382
Depreciation	93	74
Provision of doubtful accounts	—	65
Deferred income taxes	(78)	6
Stock-based compensation	470	451
Loss on disposal of property and equipment	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	7,598	(145)
Costs capitalized to obtain revenue contracts	(14)	(300)
Prepaid expenses	506	451
Other current assets	(169)	(58)
Other non-current assets	(41)	80
Accounts payable	(1,316)	(2,992)
Accrued compensation	(750)	(475)
Accrued liabilities	521	1,372
Deferred revenue	(3,398)	2,601
Operating lease liabilities	(427)	(400)
Other long-term liabilities	14	133
Net cash provided by operating activities	5,734	2,724
Cash flows from investing activities:
Purchase of property and equipment	(79)	(70)
Net cash used in investing activities	(79)	(70)
Cash flows from financing activities:
Payments on bank borrowings	—	(31)
Proceeds from bank borrowings	—	31
Proceeds from exercise of employee stock options	488	86
Net cash provided by financing activities	488	86
Effect of change in exchange rates on cash and cash equivalents	348	(237)
Net increase in cash, cash equivalents and restricted cash	6,491	2,503
Cash, cash equivalents and restricted cash at beginning of period	46,615	31,867
Cash, cash equivalents and restricted cash at end of period	$53,106	$34,370

Supplemental cash flow disclosures:
Cash paid for interest	$—	$1
Cash paid for taxes, net of tax refunds	$142	$58
Non-cash items:
Purchases of equipment through trade accounts payable	$—	$10

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2021 refer to fiscal year ending June 30, 2021.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2020 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three months ended September 30, 2020 and 2019, are unaudited. The consolidated balance sheet as of June 30, 2020 included herein was derived from the audited financial statements as of that date.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2020, included in our Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2020 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2021.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from estimates. We make estimates that we believe to be reasonable based on historical experience and other assumptions. Significant estimates and assumptions made by management include the following:

●	Standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;
●	Estimate of variable consideration for performance obligations in connection with Topic 606;
●	Period of benefit associated with capitalized costs to obtain revenue contracts;
●	Valuation, measurement and recognition of current and deferred income taxes;
●	Fair value of stock-based awards,
●	Useful lives of intangible assets; and
●	Lease term and incremental borrowing rate for lease liabilities.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes. This update is effective for fiscal years beginning after December 15, 2020 (our fiscal year 2022). We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

Pronouncements Recently Adopted

In August 2018, FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance to determine which implementation costs to recognize and defer as an asset. We adopted this guidance as of our first quarter of fiscal year 2021 with no impact on our consolidated financial statements.

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

During the three months ended September 30, 2020 and 2019, we capitalized $14,000 and $300,000 of costs to obtain revenue contracts, respectively, and amortized $250,000 and $196,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $3.3 million and $3.4 million as of September 30, 2020 and June 30, 2020, respectively.

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

Our sales are derived from North America and Europe, Middle East, and Africa. However, we incur operating expenses in the North America, Europe, Middle East, Africa and Asia Pacific regions. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. Information relating to our geographic areas for the three months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Revenue:
North America	$13,768	$9,591
Europe, Middle East, & Africa	5,295	7,599
Total revenue	$19,063	$17,190
Income from operations:
North America	$1,675	$(884)
Europe, Middle East, & Africa	2,046	3,374
Asia Pacific	(1,369)	(1,395)
Income from operations	$2,352	$1,095

In addition, long-lived assets, which consist primarily of property and equipment, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2020	2020
Long-lived Assets:
North America	$385	$401
Europe, Middle East, & Africa	80	90
Asia Pacific	245	222
Long-lived Assets	$710	$713

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Two customers, who are also our partners, accounted for 19% and 11%, respectively, of total revenue during the three months ended September 30, 2020. Two customers, who are also partners, accounted for 19% and 10% of total revenue during the three months ended September 30, 2019, respectively.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $869,000 and $1.7 million as of September 30, 2020, and June 30, 2020, respectively, and are included in the accounts receivable balance.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$74	$33
Research and development	158	176
Sales and marketing	133	148
General and administrative	105	94
Total stock-based compensation expense	$470	$451

Total stock-based compensation includes expense related to non-employee awards of $51,000 and $23,000 during the three months ended September 30, 2020, and 2019, respectively.

Total stock-based compensation includes expense related to the ESPP of $102,000 and $28,000 for the three months ended September 30, 2020, and 2019, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended September 30, 2020 and 2019, we granted options to purchase 41,200 and 202,100 shares of common stock with a weighted-average fair value of $6.34 and $4.31 per share, respectively.

We used the following assumptions:

	Three Months Ended
	September 30,
	2020	2019
Expected volatility	72%	70%
Average risk-free interest rate	0.27%	1.63%
Expected life (in years)	4.34	4.33
Dividend yield	—	—

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

On June 1, 2020, employees were granted the right to purchase an aggregate of 58,096 shares under the ESPP, and compensation expense related to those purchase rights for the three months ended September 30, 2020 was $102,000.

On June 1, 2019, employees were granted the right to purchase an aggregate of 69,354 shares under the ESPP, and compensation expense related to those purchase rights for the three months ended September 30, 2019 was $28,000.

As of September 30, 2020, there were 773,483 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2020 there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.09 years. There were 102,905 and 58,470 options exercised during the three months ended September 30, 2020 and 2019, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended
	September 30,
	2020	2019
Revenue:
SaaS revenue	$15,970	$12,418
Legacy revenue	1,777	3,154
Total subscription revenue	17,747	15,572
Professional services revenue	1,316	1,618
Total revenue	$19,063	$17,190

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended
	September 30,
	2020	2019
Revenue:
North America	$13,768	$9,591
Europe, Middle East, & Africa	5,295	7,599
Total revenue	$19,063	$17,190

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets for the period ended September 30, 2020 and 2019.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2020 ($)	Additions ($)	Deductions ($)	Balance as of September 30, 2020 ($)
Contract liabilities:
Deferred revenue	36,644	15,981	(18,609)	34,016
Deferred revenue, net of current portion	4,826	—	(261)	4,565

With respect to deferred revenue balances as of June 30, 2020, $13.9 million was recognized to revenue during the three months ended September 30, 2020.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2020, our remaining performance obligations were $64.2 million, of which we expect to recognize $44.9 million and $19.3 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2020	2019
Net income	$2,044	$1,217
Per share information:
Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.06	$0.04
Weighted-average shares used in computation:
Basic	30,853	30,507
Effect of dilutive options	1,655	1,376
Diluted	32,508	31,883

Weighted-average shares of stock options to purchase 232,206 and 559,134 shares of common stock for the three months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of June 30, 2020, we have completed a study under Section 382 of the Internal Revenue Code, and have determined there was no loss of NOLs as a result of any ownership changes since eGain’s formation. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of September 30, 2020, we estimate $2.7 million of GILTI income inclusion and used our net operating losses to offset our taxable income.

5.	LEASES

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

The following tables present information about leases on our consolidated balance sheet (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Assets:
Operating lease right-of-use assets	$2,592	$4,075
Liabilities:
Operating lease liabilities	1,698	1,669
Operating lease liabilities, net of current portion	1,045	2,653

The following table presents information about the weighted average lease term and discount rate as follows:

	Three Months Ended
	September 30,
	2020	2019
Weighted average remaining lease term (in years)	1.81	2.67
Weighted average discount rate	4.79%	4.83%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Operating lease expense	$440	$435
Sublease income	154	154

Our short-term leases consist of leases for small office equipment. Short-term lease expense for the three months ended September 30, 2020 and 2019 was not significant.

The following table presents supplemental cash flow information about our leases (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Operating cash outflows from operating leases	$464	$450

As of September 30, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2021	$1,412
Fiscal 2022	1,173
Fiscal 2023	201
Fiscal 2024	67
Fiscal 2025	—
Thereafter	—
Total minimum lease payments	2,853
Less: Imputed interest	(110)
Total	$2,743

6. COMMITMENTS AND CONTINGENCIES

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

We also provide standard warranties against and indemnification for the potential infringement of third party intellectual property rights to our customers relating to the use of our products, as well as indemnification agreements with certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to us. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law. Historically, cost related to these warranties have not been significant. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Contractual Commitments

Our principal contractual commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2020 and June 30, 2020, cash equivalents classified as level 1 instruments were measured at $44.4 million and $41.8 million, respectively.

8. INTANGIBLE ASSETS

Intangible assets are amortized over their estimated lives, as follows (in thousands, except expected life):

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance September 30, 2020	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,610)	$-	6	Cost of revenue

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Balance June 30, 2020	Life	Income Statement Category
Customer relationships - maintenance contracts	$1,610	$(1,584)	$26	6	Cost of revenue

Amortization expense incurred for intangible assets for the three months ended September 30, 2020 and 2019 was $26,000 and $67,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks described in the summary below, as well as those risks which are further discussed in Item 1A “Risk Factors” in this report:

Summary Risk Factors

●	We face risks related to health epidemic, including the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations. Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.

●	The market for customer engagement software is intensely competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of customer communications and data over the Internet could harm our business and reputation.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in the European regulatory environment regarding privacy and data protection regulations, such as the European Union’s GDPR, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.
●	We rely on trademark, copyright, trade secret laws, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired, then our ability to generate revenue will be harmed.
●	Our insiders who are significant stockholders have the ability to exercise significant control over matters requiring stockholder approval, including the election of our board of directors, and may have interests that conflict with those of other stockholders.

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC, including but not limited to the Risk Factors associated with our business.

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

We have transitioned from a hybrid model, where we sold both SaaS and perpetual license solutions, to a SaaS only business model. Today, we sell only SaaS to new clients and are actively migrating our remaining perpetual license clients to SaaS. As we continue to migrate our legacy perpetual license clients to SaaS, we expect our legacy revenue, primarily comprising annual maintenance and support fees for legacy perpetual license clients to continue to decline.

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Fiscal year 2019 affirmed our view that SaaS clients adopt our product innovation much faster than our perpetual license clients and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended September 30, 2020. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees, among other things.

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

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents, which are discussed in Liquidity and Capital Resources, to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Change
SaaS revenue	$15,970	$12,418	$3,552	29%
Legacy revenue	1,777	3,154	(1,377)	(44)%
Total subscription revenue	$17,747	$15,572	$2,175	14%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Change
SaaS revenue	$15,970	$12,418	$3,552	29%
Professional services revenue	1,316	1,618	(302)	(19)%
Total SaaS and professional services revenue:	$17,286	$14,036	$3,250	23%

Non-GAAP Operating Income

Non-GAAP operating income is defined as operating income, adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards and acquisition of intangible assets. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2020	2019
Income from operations	$2,352	$1,095
Add:
Stock-based compensation	470	451
Amortization of intangibles assets	26	67
Non-GAAP income from operations	$2,848	$1,613

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to provide a combined fixed fee and per agent fee, for each software license sold containing the embedded software to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance (Topic 606), since these arrangements are for sales-based licenses of intellectual property, the Company recognizes revenue only as the subsequent sale occurs. However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

As of September 30, 2020, our remaining performance obligations were $64.2 million, of which we expect to recognize $44.9 million and $19.3 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2020	2019
Revenue:
Subscription	93%	91%
Professional services	7%	9%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	17%	22%
Cost of professional services	7%	9%
Total cost of revenue	24%	31%
Gross profit	76%	69%
Operating expenses:
Research and development	24%	23%
Sales and marketing	30%	28%
General and administrative	10%	12%
Total operating expenses	64%	63%
Income from operations	12%	6%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Subscription	$17,747	$15,572	$2,175	14%
Professional services	1,316	1,618	(302)	(19)%
Total revenue	$19,063	$17,190	$1,873	11%

Total revenue increased $1.9 million during the three months ended September 30, 2020, compared to the same period in 2019, respectively, due to an increase in SaaS revenue of $3.6 million during the three months ended September 30, 2020, compared to the same period in 2019. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $233,000 and a decrease of $432,000 in total revenue during the three months ended September 30, 2020 and 2019, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
SaaS revenue	$15,970	$12,418	$3,552	29%
Percentage of total revenue	84%	72%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $3.6 million during the three months ended September 30, 2020, compared to the same period in 2019.

SaaS revenue represents 84% and 72% of total revenue for the three months ended September 30, 2020 and 2019, respectively. This represented an increase in SaaS revenue of 29% for the three months ended September 30, 2020 as compared to the comparable period in 2019.

Excluding an increase of $251,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $3.3 million during the three months ended September 30, 2020 as compared to the comparable period in 2019. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

Legacy Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Legacy revenue	$1,777	$3,154	$(1,377)	(44)%
Percentage of total revenue	9%	18%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $1.4 million during the three months ended September 30, 2020, compared to the same period in 2019. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding an increase of $24,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $1.4 million during the three months ended September 30, 2020, as compared to the comparable period in 2019.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Professional services revenue	$1,316	$1,618	$(302)	(19)%
Percentage of total revenue	7%	9%

Professional services revenue includes consulting, implementation and training. Revenue from professional services decreased by $302,000 during the three months ended September 30, 2020, compared to the same period in 2019. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding a decrease of $42,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $260,000 during the three months ended September 30, 2020, as compared to the comparable period in 2019.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Domestic	$13,768	$9,591	$4,177	44%
International	5,295	7,599	(2,304)	(30)%
Total revenue	$19,063	$17,190	$1,873	11%

Revenue from domestic sales increased by 44% from $9.6 million during the three months ended September 30, 2019 to $13.8 million during the three months ended September 30, 2020, due to increases of (i) $4.1 million in SaaS revenue and (ii) $252,000 in professional services revenue; partially offset by a decrease of $133,000 in legacy revenue.

Revenue from international sales decreased by 30% from $7.6 million for the three months ended September 30, 2019 to $5.3 million during the three months ended September 30, 2020, due to decreases of (i) $1.2 million in legacy revenue, (ii) $506,000 in SaaS revenue, and (iii) $555,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Subscription	$3,222	$3,750	$(528)	(14)%
Professional services	1,409	1,565	(156)	(10)%
Total cost of revenue	$4,631	$5,315	$(684)	(13)%
Percentage of total revenue	24%	31%
Gross margin	76%	69%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues decreased by $528,000 during the three months ended September 30, 2020, from the comparable period in 2019. This decrease was primarily due to decreases of (i) $397,000 in cloud-computing costs, (ii) $222,000 in personnel-related costs, and (iii) $41,000 in intangible amortization costs during the three months ended September 30, 2020, from the comparable period in 2019. This was partially offset by an increase in outside consulting costs of $130,000 during the three months ended September 30, 2020, from the comparable period in 2019.

Excluding an increase of $2,000 due to foreign exchange rate fluctuation, cost of subscription revenue decreased by $530,000 during the three months ended September 30, 2020, from the comparable period in 2019. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services decreased by $156,000 during the three months ended September 30, 2020, from the comparable period in 2019. The decrease for the three months ended September 30, 2020 was primarily due to decreases in personnel-related costs of $112,000 and $43,000 in outside consulting costs. Foreign exchange rate fluctuation did not have a significant impact on the decrease from cost of professional service.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Research and development	$4,505	$3,998	$507	13%
Percentage of total revenue	24%	23%

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

Research and development expense increased 13% to $4.5 million for the three months ended September 30, 2020, from $4.0 million in the comparable period in 2019. Excluding a decrease of $7,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of $568,000 in personnel-related costs; offset by a decrease of $54,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Sales and marketing	$5,631	$4,738	$893	19%
Percentage of total revenue	30%	28%

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

Sales and marketing expenses increased 19% to $5.6 million for the three months ended September 30, 2020, from $4.7 million in the comparable period in 2019. Excluding an increase of $63,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $692,000 in personnel-related expenses and (ii) $160,000 in marketing program expenses; offset by a decrease of $21,000 in outside consulting expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
General and administrative	$1,944	$2,044	$(100)	(5)%
Percentage of total revenue	10%	12%

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

General and administrative expenses decreased 5% to $1.9 million for the three months ended September 30, 2020, from $2.0 million in the same period in 2019. Excluding an increase of $12,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $84,000 in personnel-related expenses, (ii) $76,000 in bad debt expenses, (iii) $19,000 in outside consulting expenses, and (iv) $16,000 in legal costs; primarily offset by an increase of $78,000 in accounting, audit, and administrative expenses.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2020	2019	Change
Income from operations	$2,352	$1,095	$1,257	115%
Operating margin	12%	6%

Income from operations was $2.4 million with an operating margin of 12% during the three months ended September 30, 2020. Income from operations during the three months ended September 30, 2020 included (i) $470,000 of stock-based compensation; (ii) $250,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $26,000 of amortization of intangible assets.

Interest Income, Net

Interest income, net primarily consists of interest earned on money market accounts. Interest income, net was income of $3,000 and $147,000 during the three months ended September 30, 2020 and 2019, respectively. Interest income, net decreased in the three months ended September 30, 2020, as compared to comparable period in 2019, primarily due to an unfavorable shift in interest rates from money market accounts. We expect interest income in future quarters to remain relatively constant, as we continue to see volatility in interest rates for the duration of and possibly beyond the COVID-19 pandemic.

Other Income (Expense), Net

Other income (expense), net was expense of $163,000 and income of $164,000 during the three months ended September 30, 2020 and 2019, respectively. Other expense, net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of September 30, 2020. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provisions of $148,000 and $189,000 for the three months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Overview

At September 30, 2020 and 2019, our principal sources of liquidity were cash and cash equivalents and accounts receivable, totaling $68.6 million and $69.3 million, respectively. Our cash, cash equivalents and restricted cash were $53.1 million and $46.6 million as of September 30, 2020 and June 30, 2020, respectively.

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

Cash Flows

For the three months ended September 30, 2020 and 2019, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$5,734	$2,724
Net cash used in investing activities	(79)	(70)
Net cash provided by financing activities	488	86

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $3.0 million during the three months ended September 30, 2020, from the comparable period in 2019, driven primarily by the timing of payments for accounts receivable received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements for the three months ended September 30, 2020.

Net cash used in investing activities increased by $9,000 during the three months ended September 30, 2020, from the comparable period in 2019, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $402,000 during the three months ended September 30, 2020, from the comparable period in 2019. Our current proceeds consist primarily of proceeds from the exercise of employee stock options.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As September 30, 2020, the future non-cancelable minimum payments under these commitments were approximately $2.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2020 totaled approximately $20.2 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.0 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2020, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemics of respiratory illness caused by a novel coronavirus known as COVID-19, which the World Health Organization characterized as a pandemic in March 2020. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in Sunnyvale, California, have been subject to shelter-in-place or stay-at-home orders from state and local governments. Our offices in India and United Kingdom have also been impacted by COVID-19 and have been subject to various measures implemented by the local government to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our customers and third-party distribution partners, and may negatively impact our sales and marketing activities. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our sales and marketing activities and our business, financial condition and results of operations.

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

We derived 28% and 44% of our revenue from international sales during three months ended September 30, 2020 and 2019, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including the European Union’s General Data Protection Regulation (GDPR);
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world; and
●	reduced intellectual property protections in some countries.

As of September 30, 2020 approximately 49% of our workforce was employed in India. Of our employees in India, 48% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union, the United Kingdom and India are also of great importance to our operations.

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

Changes in the European regulatory environment regarding privacy and data protection regulations, such as the  European Union’s GDPR, could expose us to risks of noncompliance and costs associated with compliance.

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

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), which became effective in March 2020 and requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. These statutes may increase our compliance costs and potential liability. Some observers have noted that the CCPA and the SHIELD Act could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-

party certification bodies that our customers may expect, such as an attestation of compliance with the PCI Data Security Standards, may have an adverse impact on our business. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it could adversely affect our ability to provide our services to certain customers and harm our business.

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

General Risk Factors

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of September 30, 2020, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)