Form 10-Q
period 2020-12-31
EGAIN Corp
filed 2021-02-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ◻    No  ⌧

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,055,016 as of February 11, 2021.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2020

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$54,203	$46,609
Restricted cash	7	6
Accounts receivable, less allowance for doubtful accounts of $621 and $384 as of December 31, 2020 and June 30, 2020, respectively	16,649	22,708
Costs capitalized to obtain revenue contracts, net	1,148	1,066
Prepaid expenses	1,817	2,514
Other current assets	575	617
Total current assets	74,399	73,520
Property and equipment, net	851	713
Operating lease right-of-use assets	2,323	2,962
Costs capitalized to obtain revenue contracts, net of current portion	2,251	2,380
Intangible assets, net	—	26
Goodwill	13,186	13,186
Other assets	941	918
Total assets	$93,951	$93,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,850	$2,429
Accrued compensation	5,822	7,916
Accrued liabilities	3,765	3,423
Operating lease liabilities	1,675	1,753
Deferred revenue	33,724	36,644
Total current liabilities	46,836	52,165
Deferred revenue, net of current portion	4,731	4,826
Operating lease liabilities, net of current portion	771	1,385
Other long-term liabilities	815	688
Total liabilities	53,153	59,064
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 50,000 shares; outstanding: 31,048 shares as of December 31, 2020 and 30,821 shares as of June 30, 2020	31	31
Additional paid-in capital	376,546	374,399
Notes receivable from stockholders	(91)	(90)
Accumulated other comprehensive loss	(1,270)	(1,631)
Accumulated deficit	(334,418)	(338,068)
Total stockholders' equity	40,798	34,641
Total liabilities and stockholders' equity	$93,951	$93,705

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Subscription	$17,699	$16,343	$35,447	$31,914
Professional services	1,534	1,812	2,849	3,430
Total revenue	19,233	18,155	38,296	35,344
Cost of revenue:
Cost of subscription	3,248	3,557	6,470	7,307
Cost of professional services	1,463	1,687	2,873	3,251
Total cost of revenue	4,711	5,244	9,343	10,558
Gross profit	14,522	12,911	28,953	24,786
Operating expenses:
Research and development	4,508	4,052	9,013	8,050
Sales and marketing	6,266	4,821	11,897	9,559
General and administrative	1,852	2,036	3,796	4,081
Total operating expenses	12,626	10,909	24,706	21,690
Income from operations	1,896	2,002	4,247	3,096
Interest income, net	2	124	6	271
Other expense, net	(160)	(186)	(323)	(21)
Income before income tax (provision) benefit	1,738	1,940	3,930	3,346
Income tax (provision) benefit	(132)	33	(280)	(156)
Net income	$1,606	$1,973	$3,650	$3,190
Per share information:
Earnings per share:
Basic	$0.05	$0.06	$0.12	$0.10
Diluted	$0.05	$0.06	$0.11	$0.10
Weighted-average shares used in computation:
Basic	30,967	30,571	30,910	30,539
Diluted	32,732	31,880	32,605	31,858

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$1,606	$1,973	$3,650	$3,190
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	217	(34)	361	(191)
Total comprehensive income	$1,823	$1,939	$4,011	$2,999

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of September 30, 2020	30,924	$31	$375,357	$(91)	$(1,487)	$(336,024)	$37,786
Issuance of common stock upon exercise of stock options	67	—	255	—	—	—	255
Issuance of common stock in connection with employee stock purchase plan	57	—	508	—	—	—	508
Stock-based compensation	—	—	426	—	—	—	426
Foreign currency translation adjustments	—	—	—	—	217	—	217
Net income	—	—	—	—	—	1,606	1,606
Balances as of December 31, 2020	31,048	$31	$376,546	$(91)	$(1,270)	$(334,418)	$40,798

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of September 30, 2019	30,536	$31	$371,665	$(88)	$(1,616)	$(344,059)	$25,933
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	32	—	81	—	—	—	81
Issuance of common stock in connection with employee stock purchase plan	69	—	448	—	—	—	448
Stock-based compensation	—	—	482	—	—	—	482
Foreign currency translation adjustments	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	1,973	1,973
Balances as of December 31, 2019	30,637	$31	$372,676	$(89)	$(1,650)	$(342,086)	$28,882

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	170	—	743	—	—	—	743
Issuance of common stock in connection with employee stock purchase plan	57	—	508	—	—	—	508
Stock-based compensation	—	—	896	—	—	—	896
Foreign currency translation adjustments	—	—	—	—	361	—	361
Net income	—	—	—	—	—	3,650	3,650
Balances as of December 31, 2020	31,048	$31	$376,546	$(91)	$(1,270)	$(334,418)	$40,798

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	90	—	167	—	—	—	167
Issuance of common stock in connection with employee stock purchase plan	69	—	448	—	—	—	448
Issuance of common stock from public offering, net of issuance costs	—	—	29	—	—	—	29
Stock-based compensation	—	—	933	—	—	—	933
Foreign currency translation adjustments	—	—	—	—	(191)	—	(191)
Net income	—	—	—	—	—	3,190	3,190
Balances as of December 31, 2019	30,637	$31	$372,676	$(89)	$(1,650)	$(342,086)	$28,882

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,650	$3,190
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26	134
Amortization of costs capitalized to obtain revenue contracts	562	407
Amortization of right-of-use assets	829	771
Depreciation	199	147
Provision of doubtful accounts	207	118
Deferred income taxes	(21)	(277)
Stock-based compensation	896	933
Loss on disposal of property and equipment	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	6,657	6,372
Costs capitalized to obtain revenue contracts	(370)	(561)
Prepaid expenses	723	769
Other current assets	64	357
Other non-current assets	24	58
Accounts payable	(597)	(2,824)
Accrued compensation	(2,286)	(689)
Accrued liabilities	230	234
Deferred revenue	(4,056)	(434)
Operating lease liabilities	(800)	(807)
Other long-term liabilities	11	143
Net cash provided by operating activities	5,947	8,038
Cash flows from investing activities:
Purchase of property and equipment	(317)	(125)
Net cash used in investing activities	(317)	(125)
Cash flows from financing activities:
Payments on bank borrowings	—	(31)
Proceeds from bank borrowings	—	31
Proceeds from exercise of employee stock options	743	167
Proceeds from employee stock purchase plan	508	448
Net cash provided by financing activities	1,251	615
Effect of change in exchange rates on cash and cash equivalents	714	(74)
Net increase in cash, cash equivalents and restricted cash	7,595	8,454
Cash, cash equivalents and restricted cash at beginning of period	46,615	31,867
Cash, cash equivalents and restricted cash at end of period	$54,210	$40,321

Supplemental cash flow disclosures:
Cash paid for interest	$—	$2
Cash paid for taxes, net of tax refunds	$176	$133
Non-cash items:
Purchases of equipment through trade accounts payable	$11	$—

See accompanying notes to condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and six months ended December 31, 2020 and 2019, are unaudited. The consolidated balance sheet as of June 30, 2020 included herein was derived from the audited financial statements as of that date.

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

The Company has royalty revenue agreements with two partners related to the Company’s embedded intellectual property. Under the terms of these agreements, the partners are to provide to the Company a combined fixed fee and per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance (Topic 606), since these arrangements are for sales-based licenses of intellectual property, the Company recognizes revenue only as the subsequent sale occurs. However, certain sales from one partner are reported with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

During the three and six months ended December 31, 2020, we capitalized $343,000 and $370,000 of costs to obtain revenue contracts, respectively, and amortized $305,000 and $562,000 to sales and marketing expense, respectively.

During the three and six months ended December 31, 2019, we capitalized $261,000 and $561,000 of costs to obtain revenue contracts, respectively, and amortized $207,000 and $407,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $3.4 million as of December 31, 2020 and June 30, 2020, respectively.

Deferred Revenue

Deferred revenue primarily consists of payments received or invoiced in advance of revenue recognition from cloud delivery arrangements, term licenses and support associated with embedded OEM royalties. Deferred revenue is recognized as revenue once revenue recognition criteria is met. We generally invoice our customers in annual installments. The deferred revenue balance does not represent the total transaction price of our non-cancelable cloud delivery and support arrangements as a result from the timing of revenue recognition. Deferred revenue that is expected to be recognized within one year and beyond one year is classified as current and noncurrent deferred revenue, respectively.

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

The following table presents our operating income among our three operating regions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Income from operations:
North America	$1,643	$249	$3,318	$(635)
Europe, Middle East, & Africa	1,968	3,110	4,014	6,484
Asia Pacific	(1,715)	(1,357)	(3,085)	(2,753)
Income from operations	$1,896	$2,002	$4,247	$3,096

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2020	2020
Long-lived Assets:
North America	$404	$401
Europe, Middle East, & Africa	92	90
Asia Pacific	355	222
Long-lived Assets	$851	$713

We define long-lived assets as hard assets, that cannot be easily removed, such as property and equipment.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Two customers, who are also our partners, accounted for 19% and 13%, respectively, of total revenue during the three months ended December 31, 2020 and 19% and 12%, respectively for the six months ended December 31, 2020. The same partners, accounted for 18% and 10%, respectively, of total revenue during the three months ended December 31, 2019 and 18% and 10%, respectively, for the six months ended December 31, 2019.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.1 million and $1.7 million as of December 31, 2020, and June 30, 2020, respectively, and are included in the accounts receivable balance.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$80	$52	$155	$85
Research and development	144	201	302	378
Sales and marketing	175	131	306	278
General and administrative	27	98	133	192
Total stock-based compensation expense	$426	$482	$896	$933

Total stock-based compensation includes expense related to non-employee awards of an expense reversal of $17,000 and expense of $33,000 during the three and six months ended December 31, 2020, respectively. Total stock-based compensation includes expense related to non-employee awards of $20,000 and $43,000 during the three and six months ended December 31, 2019, respectively.

Total stock-based compensation includes expense related to the ESPP of $115,000 and $217,000 for the three and six months ended December 31, 2020, respectively. Total stock-based compensation includes expense related to the ESPP of $96,000 and $124,000 for the three and six months ended December 31, 2019, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended December 31, 2020 and 2019, we granted options to purchase 75,375 and 46,225 shares of common stock with a weighted-average fair value of $7.69 and $4.15 per share, respectively.

During the six months ended December 31, 2020 and 2019, we granted options to purchase 116,575 and 248,325 shares of common stock with a weighted-average fair value of $7.21 and $4.28 per share, respectively.

We used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Expected volatility	72%	69%	72%	70%
Average risk-free interest rate	0.37%	1.62%	0.34%	1.63%
Expected life (in years)	4.36	4.34	4.35	4.33
Dividend yield	—	—	—	—

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

On December 1, 2020, employees were granted the right to purchase an aggregate of 74,752 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2020 was $48,000.

On December 1, 2019, employees were granted the right to purchase an aggregate of 69,368 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2019 was $29,000.

As of December 31, 2020, there were 716,122 shares of common stock available for issuance under the ESPP.

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

As of December 31, 2020 there was approximately $1.3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over the weighted-average period of 1.1 years. There were 67,149 and 31,165 options exercised during the three months ended December 31, 2020 and 2019, respectively. There were 170,054 and 89,635 options exercised during the six months ended December 31, 2020 and 2019, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
SaaS revenue	$16,177	$14,045	$32,148	$26,462
Legacy revenue	1,522	2,298	3,299	5,452
Total subscription revenue	17,699	16,343	35,447	31,914
Professional services revenue	1,534	1,812	2,849	3,430
Total revenue	$19,233	$18,155	$38,296	$35,344

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
North America	$13,168	$10,973	$26,937	$20,564
Europe, Middle East, & Africa	6,065	7,182	11,359	14,780
Total revenue	$19,233	$18,155	$38,296	$35,344

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets for the period ended December 31, 2020 and 2019.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2020 ($)	Additions ($)	Deductions ($)	Balance as of December 31, 2020 ($)
Contract liabilities:
Deferred revenue	36,644	34,820	(37,740)	33,724
Deferred revenue, net of current portion	4,826	—	(95)	4,731

With respect to deferred revenue balances as of June 30, 2020, $10.6 million and $24.5 million was recognized to revenue during the three and six months ended December 31, 2020, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of December 31, 2020, our remaining performance obligations were $67.8 million of which we expect to recognize $53.5 million and $14.3 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$1,606	$1,973	$3,650	$3,190
Per share information:
Earnings per share:
Basic	$0.05	$0.06	$0.12	$0.10
Diluted	$0.05	$0.06	$0.11	$0.10
Weighted-average shares used in computation:
Basic	30,967	30,571	30,910	30,539
Effect of dilutive options	1,765	1,309	1,695	1,319
Diluted	32,732	31,880	32,605	31,858

Weighted-average shares of stock options to purchase 160,077 and 631,140 shares of common stock for the three months ended December 31, 2020 and 2019, respectively, and weighted-average shares of stock options to purchase 223,235 and 593,450 shares of common stock for the six months ended December 31, 2020 and 2019, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of December 31, 2020, we estimate $2.6 million of GILTI income inclusion and used our net operating losses to offset our taxable income.

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

Total operating lease costs were $452,000 and $441,000 for the three months ended December 31, 2020 and 2019, respectively. Total operating lease costs were $895,000 and $879,000 for the six months ended December 31, 2020 and 2019, respectively.

Operating lease amounts above do not include sublease income. The Company secured a sublease agreement with a third party and recognized sublease income of $154,000 for the three months ended December 31, 2020 and 2019, and $309,000 for the six months ended December 31, 2020 and 2019.

For the three and six months ended December 31, 2020, operating cash outflows for operating leases were $552,000 and $1.0 million, respectively. For the three and six months ended December 31, 2019, operating cash outflows for operating leases were $457,000 and $907,000, respectively.

The following tables present information about leases on our consolidated balance sheet (in thousands):

	December 31,	June 30,
	2020	2020
Assets:
Operating lease right-of-use assets	$2,323	$2,962
Liabilities:
Operating lease liabilities	1,675	1,753
Operating lease liabilities, net of current portion	771	1,385

The following table presents information about the weighted average lease term and discount rate as follows:

	As of December 31, 2020	As of June 30, 2020
Weighted average remaining lease term (in years)	1.69	2.01
Weighted average discount rate	4.72%	4.81%

As of December 31, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2021	$972
Fiscal 2022	1,224
Fiscal 2023	253
Fiscal 2024	85
Fiscal 2025	—
Thereafter	—
Total minimum lease payments	2,534
Less: Imputed interest	(88)
Total	$2,446

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2020 and June 30, 2020, cash equivalents classified as level 1 instruments were measured at $43.1 million and $41.8 million, respectively.

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

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Our transition affirmed our view that SaaS clients adopt our product innovation much faster than our perpetual license clients and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the three and six months ended December 31, 2020.

In response to the outbreak of COVID-19, we have taken the following measures to date:

●	Implemented work-from-home and social distancing policies throughout our organization;
●	Suspended all employee travel;
●	Moved certain sales and marketing events to a virtual platform; and
●	Looked to our customer’s needs to best support their operations during this crisis.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS revenue and legacy revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2020	2019	Change		2020	2019	Change
SaaS revenue	$16,177	$14,045	$2,132	15%	$32,148	$26,462	$5,686	21%
Legacy revenue	1,522	2,298	(776)	(34)%	3,299	5,452	(2,153)	(39)%
Total subscription revenue	$17,699	$16,343	$1,356	8%	$35,447	$31,914	$3,533	11%

As we continue to migrate our legacy perpetual license customers to SaaS only model, we expect our legacy revenue to continue to decline.

SaaS and Professional Services Revenue

As we continue to shift to a SaaS only business model, substantially all of professional services revenue is now generated from our SaaS customer base. We believe the combination of SaaS and professional services revenue is a useful measure to value our business on a forward-looking basis.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2020	2019	Change		2020	2019	Change
SaaS revenue	$16,177	$14,045	$2,132	15%	$32,148	$26,462	$5,686	21%
Professional services revenue	1,534	1,812	(278)	(15)%	2,849	3,430	(581)	(17)%
Total SaaS and professional services revenue:	$17,711	$15,857	$1,854	12%	$34,997	$29,892	$5,105	17%

Non-GAAP Operating Income

Non-GAAP operating income is defined as operating income, adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Income from operations	$1,896	$2,002	$4,247	$3,096
Add:
Stock-based compensation	426	482	896	933
Amortization of intangibles assets	—	67	26	134
Non-GAAP income from operations	$2,322	$2,551	$5,169	$4,163

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

The Company has royalty revenue agreements with two partners related to the Company’s embedded intellectual property. Under the terms of these agreements, the partners are to provide to the Company a combined fixed fee and per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance (Topic 606), since these arrangements are for sales-based licenses of intellectual property, the Company recognizes revenue only as the subsequent sale occurs. However, certain sales from one partner are reported with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

As of December 31, 2020, our remaining performance obligations were $67.8 million, of which we expect to recognize $53.5 million and $14.3 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Subscription	92%	90%	93%	90%
Professional services	8%	10%	7%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	17%	20%	17%	21%
Cost of professional services	7%	9%	7%	9%
Total cost of revenue	24%	29%	24%	30%
Gross profit	76%	71%	76%	70%
Operating expenses:
Research and development	23%	22%	24%	23%
Sales and marketing	33%	27%	31%	27%
General and administrative	10%	11%	10%	11%
Total operating expenses	66%	60%	65%	61%
Income from operations	10%	11%	11%	9%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2020 and 2019, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Subscription	$17,699	$16,343	$1,356	8%	$35,447	$31,914	$3,533	11%
Professional services	1,534	1,812	(278)	(15)%	2,849	3,430	(581)	(17)%
Total revenue	$19,233	$18,155	$1,078	6%	$38,296	$35,344	$2,952	8%

Total revenue increased $1.1 million and $3.0 million during the three and six months ended December 31, 2020, compared to the same periods in fiscal year 2020, respectively, due to an increase in SaaS revenue of $2.1 million and $5.7 million during the three and six months ended December 31, 2020, compared to the same periods in fiscal year 2020. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in increases of $72,000 and $70,000 in total revenue during the three months ended December 31, 2020 and 2019, respectively. Foreign exchange rate fluctuation resulted in an increase of $515,000 and a decrease of $362,000 for the six months ended December 31, 2020 and 2019, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
SaaS revenue	$16,177	$14,045	$2,132	15%	$32,148	$26,462	$5,686	21%
Percentage of total revenue	84%	77%			84%	75%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $2.1 million and $5.7 million during the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

SaaS revenue represents 84% of total revenue for the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020. This represented an increase in SaaS revenue of 15% and 21% for the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020.

Excluding increases of $119,000 and $367,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $2.0 million and $5.3 million during the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020.

Legacy Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Legacy revenue	$1,522	$2,298	$(776)	(34)%	$3,299	$5,452	$(2,153)	(39)%
Percentage of total revenue	8%	13%			9%	15%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $776,000 and $2.2 million during the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding a decrease of $52,000 and an increase of $97,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $724,000 and $2.3 million during the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Professional services revenue	$1,534	$1,812	$(278)	(15)%	$2,849	$3,430	$(581)	(17)%
Percentage of total revenue	8%	10%			7%	10%

Professional services revenue includes consulting, implementation and training. Revenue from professional services decreased by $278,000 and $581,000 during the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding increases of $5,000 and $51,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $283,000 and $632,000 during the three and six months ended December 31, 2020, respectively,  compared to the same periods in fiscal year 2020.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Domestic	$13,168	$10,973	$2,195	20%	$26,937	$20,564	$6,373	31%
International	6,065	7,182	(1,117)	(16)%	11,359	14,780	(3,421)	(23)%
Total revenue	$19,233	$18,155	$1,078	6%	$38,296	$35,344	$2,952	8%

Revenue from domestic sales increased by 20% from $11.0 million during the three months ended December 31, 2019 to $13.2 million during the three months ended December 31, 2020 due to increases of (i) $2.0 million in SaaS revenue and (ii) $402,000 in legacy revenue; offset by a decrease of $225,000 in professional services revenue.

Revenue from domestic sales increased by $31% from $20.6 million during the six months ended December 31, 2019 to $26.9 million during the six months ended December 31, 2020 due to increases of (i) $6.1 million in SaaS revenue, (ii) $269,000 in legacy revenue, and (iii) $27,000 in professional services revenue.

Revenue from international sales decreased by 16% from $7.2 million for the three months ended December 31, 2019 to $6.1 million during the three months ended December 31, 2020, due to decreases of $1.2 million in legacy revenue and  $54,000 in professional services revenue; offset by an increase of $115,000 in SaaS revenue.

Revenue from international sales decreased by 23% from $14.8 million for the six months ended December 31, 2019 to $11.4 million during the six months ended December 31, 2020, due to decreases of (i) $2.4 million in legacy revenue (ii) $608,000 in professional services revenue, and (iii) $390,000 in SaaS revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Subscription	$3,248	$3,557	$(309)	(9)%	$6,470	$7,307	$(837)	(11)%
Professional services	1,463	1,687	(224)	(13)%	2,873	3,251	(378)	(12)%
Total cost of revenue	$4,711	$5,244	$(533)	(10)%	$9,343	$10,558	$(1,215)	(12)%
Percentage of total revenue	24%	29%			24%	30%
Gross margin	76%	71%			76%	70%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue decreased by $309,000 during the three months ended December 31, 2020, from the same period in fiscal year 2020. This decrease was primarily due to decreases of (i) $234,000 in personnel-related costs, (ii) $75,000 in cloud-computing costs, and (iii) $67,000 in intangible amortization cost; primarily offset by an increase in outside consulting costs of $72,000.

Cost of subscription revenue decreased by $837,000 during the six months ended December 31, 2020, from the same period in fiscal year 2020. This decrease was primarily due to decreases of (i) $476,000 in cloud-computing costs, (ii) $463,000 in personnel-related costs, and (iii) $108,000 in intangible amortization costs; primarily offset by an increase in outside consulting costs of $202,000.

Excluding a decrease of $5,000 and an increase of $8,000 due to foreign exchange rate fluctuation, cost of subscription revenue decreased by $304,000 and $845,000 during the three and six months ended December 31, 2020, respectively, from the same periods in fiscal year 2020. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services decreased by $224,000 during the three months ended December 31, 2020, from the same period in fiscal year 2020. This decrease was primarily due to decreases of $172,000 in personnel-related costs and $47,000 in outside consulting costs.

Cost of professional services decreased by $378,000 during the six months ended December 31, 2020, from the same period in fiscal year 2020. This decrease was primarily due to decreases of $307,000 in personnel-related costs and $93,000 in outside consulting costs.

Excluding a decrease of $5,000 and an increase of  $22,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $219,000 and $400,000 during the three and six months ended December 31, 2020, respectively, compared to the same periods in fiscal year 2020.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Research and development	$4,508	$4,052	$456	11%	$9,013	$8,050	$963	12%
Percentage of total revenue	23%	22%			24%	23%

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

Research and development expense increased 11% to $4.5 million for the three months ended December 31, 2020, from $4.1 million in the same period in fiscal year 2020. Excluding a decrease of $16,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of $549,000 in personnel-related costs; offset by a decrease of $78,000 from outside consulting costs.

Research and development expense increased 12% to $9.0 million for the six months ended December 31, 2020, from $8.1 million in the same period in fiscal year 2020. Excluding a decrease of $12,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of $1.1 million in personnel-related costs; offset by a decrease of $132,000 from outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Sales and marketing	$6,266	$4,821	$1,445	30%	$11,897	$9,559	$2,338	24%
Percentage of total revenue	33%	27%			31%	27%

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

Sales and marketing expenses increased 30% to $6.3 million for the three months ended December 31, 2020, from $4.8 million in the same period in fiscal year 2020. Excluding an increase of $51,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of $1.7 million in personnel-related expenses and $33,000 in outside consulting expenses; offset by a decrease of $361,000 from marketing program expenses.

Sales and marketing expenses increased 24% to $11.9 million for the six months ended December 31, 2020, from $9.6 million in the same period in fiscal year 2020. Excluding an increase of $114,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of $2.4 million in personnel-related expenses and $16,000 in outside consulting expenses; offset by a decrease of $201,000 from outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
General and administrative	$1,852	$2,036	$(184)	(9)%	$3,796	$4,081	$(285)	(7)%
Percentage of total revenue	10%	11%			10%	11%

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

General and administrative expenses decreased 9% to $1.9 million for the three months ended December 31, 2020, from $2.0 million in the same period in fiscal year 2020. Excluding a decrease of $3,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $188,000 in accounting, audit, and administrative expenses, (ii) $80,000 in personnel-related expenses, (iii) $75,000 in legal expense, and (iv) $11,000 in outside consulting expenses; primarily offset by an increase of $159,000 in bad debt expense.

General and administrative expenses decreased 7% to $3.8 million for the six months ended December 31, 2020, from $4.1 million in the same period in fiscal year 2020. Excluding an increase of $21,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $173,000 in personnel-related expenses, (ii) $113,000 in accounting, audit, and administrative expenses, (iii) $91,000 in legal expenses, and (iv) $31,000 in outside consulting expenses; primarily offset by an increase of $85,000 in bad debt expense.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Income from operations	$1,896	$2,002	$(106)	(5)%	$4,247	$3,096	$1,151	37%
Operating margin	10%	11%			11%	9%

Income from operations was $1.9 million with an operating margin of 10% during the three months ended December 31, 2020. Income from operations during the three months ended December 31, 2020 included $426,000 of stock-based compensation and $312,000 of amortized costs capitalized to obtain revenue contracts.

Income from operations was $4.2 million with an operating margin of $11% during the six months ended December 31, 2020. Income from operations during the six months ended December 31, 2020 included (i) $896,000 of stock-based compensation; (ii) $562,000 of amortized costs capitalized to obtain revenue contracts; and (iii) $26,000 of amortization of intangible assets.

Interest Income, Net

Interest income, net consists of interest earned on money market accounts and interest paid on bank borrowings. Interest income, net was income of $2,000 and $124,000 during the three months ended December 31, 2020 and 2019, respectively. Interest income, net was income of $6,000 and $271,000 during the six months ended December 31, 2020 and 2019, respectively. Interest income, net decreased in the three and six months ended December 31, 2020, compared to the same periods in fiscal year 2020, primarily due to an unfavorable shift of interest rates from money market accounts. We expect interest income in future quarters to remain relatively low compared to previous periods, as we continue to see low yields in interest rates for the duration of and possibly beyond the COVID-19 pandemic.

Other Expense, Net

Other expense, net was $160,000 and $186,000 during the three months ended December 31, 2020 and 2019, respectively. Other expense, net was $323,000 and $21,000 during the six months ended December 31, 2020 and 2019, respectively. Other expense, net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax (Provision) Benefit

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of December 31, 2020.  We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provisions of $132,000 and $280,000 for the three and six months ended December 31, 2020, respectively. We recorded a tax benefit of $33,000 and provision of $156,000 for the three and six months ended December 31, 2019, respectively.

Liquidity and Capital Resources

Overview

At December 31, 2020 and June 30, 2020, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $70.9 million and $69.3 million, respectively. Our cash, cash equivalents and restricted cash were $54.2 million and $46.6 million as of December 31, 2020 and June 30, 2020, respectively.

Cash Flows

For the six months ended December 31, 2020 and 2019, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2020	2019
Net cash provided by operating activities	$5,947	$8,038
Net cash used in investing activities	(317)	(125)
Net cash provided by financing activities	1,251	615

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $2.1 million during the six months ended December 31, 2020, from the same period in fiscal year 2020, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, as well as the timing of accrued liability payouts.

Net cash used in investing activities increased by $192,000 during the six months ended December 31, 2020, from the same period in fiscal year 2020, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $636,000 during the six months ended December 31, 2020, from the same period in fiscal year 2020. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As December 30, 2020, the future non-cancelable minimum payments under these commitments were approximately $2.5 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2020 totaled approximately $20.4 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.0 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of December 31, 2020, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 32% and 40% of our revenue from international sales during three months ended December 31, 2020 and 2019, respectively. We derived 30% and 42% of our revenue from international sales during the six months ended December 31, 2020 and 2019, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2020 approximately 46% of our workforce was employed in India. Of our employees in India, 49% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union, the United Kingdom and India are also of great importance to our operations.

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

In March 2017, the UK served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The UK formally left the EU on January 31, 2020, and has transitioned as of December 31, 2020. Although the UK will remain in the EU single market and customs union during the transition period, the long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty about whether any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. In particular, although the UK enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the UK will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of December 31, 2020, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement

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

Dated: February 12, 2021	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)