Form 10-Q
period 2021-03-31
EGAIN Corp
filed 2021-05-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ◻    No  ⌧

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,099,019 as of May 13, 2021.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$53,413	$46,609
Restricted cash	7	6
Accounts receivable, less allowance for doubtful accounts of $742 and $384 as of March 31, 2021 and June 30, 2020, respectively	16,016	22,708
Costs capitalized to obtain revenue contracts, net	1,270	1,066
Prepaid expenses	1,945	2,514
Other current assets	647	617
Total current assets	73,298	73,520
Property and equipment, net	774	713
Operating lease right-of-use assets	2,604	2,962
Costs capitalized to obtain revenue contracts, net of current portion	2,511	2,380
Intangible assets, net	—	26
Goodwill	13,186	13,186
Other assets	807	918
Total assets	$93,180	$93,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,112	$2,429
Accrued compensation	7,413	7,916
Accrued liabilities	3,030	3,423
Operating lease liabilities	1,768	1,753
Deferred revenue	31,704	36,644
Total current liabilities	45,027	52,165
Deferred revenue, net of current portion	3,814	4,826
Operating lease liabilities, net of current portion	933	1,385
Other long-term liabilities	817	688
Total liabilities	50,591	59,064
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 50,000 shares; outstanding: 31,092 shares as of March 31, 2021 and 30,821 shares as of June 30, 2020	31	31
Additional paid-in capital	377,115	374,399
Notes receivable from stockholders	(92)	(90)
Accumulated other comprehensive loss	(1,308)	(1,631)
Accumulated deficit	(333,157)	(338,068)
Total stockholders' equity	42,589	34,641
Total liabilities and stockholders' equity	$93,180	$93,705

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue:
Subscription	$18,078	$16,919	$53,525	$48,834
Professional services	1,665	1,435	4,514	4,865
Total revenue	19,743	18,354	58,039	53,699
Cost of revenue:
Cost of subscription	3,341	3,739	9,811	11,046
Cost of professional services	1,505	1,761	4,378	5,012
Total cost of revenue	4,846	5,500	14,189	16,058
Gross profit	14,897	12,854	43,850	37,641
Operating expenses:
Research and development	4,371	4,205	13,384	12,255
Sales and marketing	6,927	5,064	18,824	14,622
General and administrative	2,022	1,828	5,818	5,911
Total operating expenses	13,320	11,097	38,026	32,788
Income from operations	1,577	1,757	5,824	4,853
Interest income, net	5	113	10	384
Other income (expense), net	(378)	65	(700)	44
Income before income tax (provision) benefit	1,204	1,935	5,134	5,281
Income tax (provision) benefit	57	(68)	(223)	(224)
Net income	$1,261	$1,867	$4,911	$5,057
Per share information:
Earnings per share:
Basic	$0.04	$0.06	$0.16	$0.17
Diluted	$0.04	$0.06	$0.15	$0.16
Weighted-average shares used in computation:
Basic	31,068	30,662	30,962	30,580
Diluted	32,618	31,987	32,646	31,935

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$1,261	$1,867	$4,911	$5,057
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(38)	92	323	(99)
Total comprehensive income	$1,223	$1,959	$5,234	$4,958

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	31,048	$31	$376,546	$(91)	$(1,270)	$(334,418)	$40,798
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	44	—	201	—	—	—	201
Stock-based compensation	—	—	368	—	—	—	368
Foreign currency translation adjustments	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	1,261	1,261
Balances as of March 31, 2021	31,092	$31	$377,115	$(92)	$(1,308)	$(333,157)	$42,589

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	30,637	$31	$372,676	$(89)	$(1,650)	$(342,086)	$28,882
Issuance of common stock upon exercise of stock options	52	—	167	—	—	—	167
Stock-based compensation	—	—	460	—	—	—	460
Foreign currency translation adjustments	—	—	—	—	92	—	92
Net income	—	—	—	—	—	1,867	1,867
Balances as of March 31, 2020	30,689	$31	$373,303	$(89)	$(1,558)	$(340,219)	$31,468

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	214	—	944	—	—	—	944
Issuance of common stock in connection with employee stock purchase plan	57	—	508	—	—	—	508
Stock-based compensation	—	—	1,264	—	—	—	1,264
Foreign currency translation adjustments	—	—	—	—	323	—	323
Net income	—	—	—	—	—	4,911	4,911
Balances as of March 31, 2021	31,092	$31	$377,115	$(92)	$(1,308)	$(333,157)	$42,589

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
Balances as of June 30, 2019	30,478	$31	$371,099	$(88)	$(1,459)	$(345,276)	$24,307
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	142	—	334	—	—	—	334
Issuance of common stock in connection with employee stock purchase plan	69	—	448	—	—	—	448
Issuance of common stock from public offering, net of issuance costs	—	—	29	—	—	—	29
Stock-based compensation	—	—	1,393	—	—	—	1,393
Foreign currency translation adjustments	—	—	—	—	(99)	—	(99)
Net income	—	—	—	—	—	5,057	5,057
Balances as of March 31, 2020	30,689	$31	$373,303	$(89)	$(1,558)	$(340,219)	$31,468

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,911	$5,057
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26	201
Amortization of costs capitalized to obtain revenue contracts	872	607
Amortization of right-of-use assets	1,231	1,145
Depreciation	313	220
Provision of doubtful accounts	323	127
Deferred income taxes	92	(197)
Stock-based compensation	1,264	1,393
Gain on disposal of property and equipment	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	7,148	6,715
Costs capitalized to obtain revenue contracts	(1,050)	(1,018)
Prepaid expenses	602	572
Other current assets	(14)	435
Other non-current assets	40	149
Accounts payable	(1,338)	(2,369)
Accrued compensation	(730)	780
Accrued liabilities	(499)	745
Deferred revenue	(6,966)	(5,043)
Operating lease liabilities	(1,300)	(1,217)
Other long-term liabilities	83	152
Net cash provided by operating activities	5,007	8,452
Cash flows from investing activities:
Purchase of property and equipment	(354)	(339)
Net cash used in investing activities	(354)	(339)
Cash flows from financing activities:
Payments on bank borrowings	—	(31)
Proceeds from bank borrowings	—	31
Proceeds from exercise of employee stock options	944	334
Proceeds from employee stock purchase plan	508	448
Net cash provided by financing activities	1,452	782
Effect of change in exchange rates on cash and cash equivalents	700	(98)
Net increase in cash, cash equivalents and restricted cash	6,805	8,797
Cash, cash equivalents and restricted cash at beginning of period	46,615	31,867
Cash, cash equivalents and restricted cash at end of period	$53,420	$40,664

Supplemental cash flow disclosures:
Cash paid for interest	$—	$2
Cash paid for taxes, net of tax refunds	$94	$188
ROU assets and lease liabilities recognized from lease modification	$779	$—

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless Digital experience (DX) by holistically optimizing Agent experience (AX), Business experience (BX), and Customer experience (CX). Approximately one hundred seventy-five leading brands use eGain cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2021 refer to fiscal year ending June 30, 2021.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three and nine months ended March 31, 2021 and 2020, are unaudited. The consolidated balance sheet as of June 30, 2020 included herein was derived from the audited financial statements as of that date.

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

Pronouncements Recently Adopted

In August 2018, FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires customers in a cloud computing service arrangement to follow the internal-use software guidance to determine which implementation costs to recognize and defer as an asset. We adopted this guidance as of our first quarter of fiscal year 2021 with no impact on our consolidated financial statements.

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

During the three and nine months ended March 31, 2021, we capitalized $677,000 and $1.1 million of costs to obtain revenue contracts, respectively, and amortized $309,000 and $872,000 to sales and marketing expense, respectively.

During the three and nine months ended March 31, 2020, we capitalized $459,000 and $1.0 million of costs to obtain revenue contracts, respectively, and amortized $210,000 and $607,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $3.8 million and $3.4 million as of March 31, 2021 and June 30, 2020, respectively.

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

Segment Information

We operate in one segment: the development, license, implementation and support of our customer interaction software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision-makers in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers, under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in one operating segment and all required financial segment information can be found in the condensed consolidated financial statements. Results for Asia Pacific represent costs and long-lived assets of our operations in India.

The following table presents our operating income among our three operating regions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Income from operations:
North America	$996	$167	$4,314	$(468)
Europe, Middle East, & Africa	2,131	2,952	6,145	9,436
Asia Pacific	(1,550)	(1,362)	(4,635)	(4,115)
Income from operations	$1,577	$1,757	$5,824	$4,853

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2021	2020
Long-lived Assets:
North America	$373	$401
Europe, Middle East, & Africa	87	90
Asia Pacific	314	222
Long-lived Assets	$774	$713

We define long-lived assets as hard assets, that cannot be easily removed, such as property and equipment.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Two customers, who are also our partners, accounted for 23% and 13%, respectively, of total revenue during the three months ended March 31, 2021 and 20% and 12%, respectively for the nine months ended March 31, 2021. The same partners, accounted for 18% and 10%, respectively, of total revenue during the three months ended March 31, 2020 and 18% and 10%, respectively, for the nine months ended March 31, 2020.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $855,000 and $1.7 million as of March 31, 2021, and June 30, 2020, respectively, and are included in the accounts receivable balance.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$88	$62	$243	$148
Research and development	92	171	394	549
Sales and marketing	169	144	475	422
General and administrative	19	83	152	274
Total stock-based compensation expense	$368	$460	$1,264	$1,393

Total stock-based compensation includes expense related to non-employee awards of an expense reversal of $12,000 and expense of $21,000 during the three and nine months ended March 31, 2021, respectively. Total stock-based compensation includes expense related to non-employee awards of $14,000 and $57,000 during the three and nine months ended March 31, 2020, respectively.

Total stock-based compensation includes expense related to the ESPP of $137,000 and $354,000 for the three and nine months ended March 31, 2021, respectively. Total stock-based compensation includes expense related to the ESPP of $87,000 and $211,000 for the three and nine months ended March 31, 2020, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended March 31, 2021 and 2020, we granted options to purchase 47,050 and 46,550 shares of common stock with a weighted-average fair value of $5.98 and $5.12 per share, respectively.

During the nine months ended March 31, 2021 and 2020, we granted options to purchase 163,625 and 294,875 shares of common stock with a weighted-average fair value of $6.86 and $4.42 per share, respectively.

We used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Expected volatility	72%	71%	72%	70%
Average risk-free interest rate	0.60%	1.16%	0.41%	1.55%
Expected life (in years)	4.36	4.34	4.35	4.33
Dividend yield	—	—	—	—

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

On June 1, 2020, employees were granted the right to purchase an aggregate of 58,096 shares under the ESPP, and compensation expense related to those purchase rights for the nine months ended March 31, 2021 was $169,000.

On December 1, 2020, employees were granted the right to purchase an aggregate of 74,752 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2021 was $185,000.

On December 1, 2019, employees were granted the right to purchase an aggregate of 69,368 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2020 was $87,000.

As of March 31, 2021, there were 716,122 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2021 there was approximately $1.2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over the weighted-average period of 1.2 years. There were 43,796 and 52,004 options exercised during the three months ended March 31, 2021 and 2020, respectively. There were 213,850 and 141,639 options exercised during the nine months ended March 31, 2021 and 2020, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue:
SaaS revenue	$16,875	$14,817	$49,023	$41,279
Legacy revenue	1,203	2,102	4,502	7,555
Total subscription revenue	18,078	16,919	53,525	48,834
Professional services revenue	1,665	1,435	4,514	4,865
Total revenue	$19,743	$18,354	$58,039	$53,699

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue:
North America	$13,630	$11,485	$40,566	$32,049
Europe, Middle East, & Africa	6,113	6,869	17,473	21,650
Total revenue	$19,743	$18,354	$58,039	$53,699

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets for the period ended March 31, 2021 and 2020.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2020 ($)	Additions ($)	Deductions ($)	Balance as of March 31, 2021 ($)
Contract liabilities:
Deferred revenue	36,644	52,543	(57,483)	31,704
Deferred revenue, net of current portion	4,826	—	(1,012)	3,814

With respect to deferred revenue balances as of June 30, 2020, $8.3 million and $32.9 million was recognized to revenue during the three and nine months ended March 31, 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2021, our remaining performance obligations were $62.3 million of which we expect to recognize $50.1 million and $12.2 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$1,261	$1,867	$4,911	$5,057
Per share information:
Earnings per share:
Basic	$0.04	$0.06	$0.16	$0.17
Diluted	$0.04	$0.06	$0.15	$0.16
Weighted-average shares used in computation:
Basic	31,068	30,662	30,962	30,580
Effect of dilutive options	1,550	1,325	1,684	1,355
Diluted	32,618	31,987	32,646	31,935

Weighted-average shares of stock options to purchase 322,088 and 663,821 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, and weighted-average shares of stock options to purchase 283,600 and 615,649 shares of common stock for the nine months ended March 31, 2021 and 2020, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of June 30, 2020, we completed a study under Section 382 of the Internal Revenue Code of 1986, and have determined there was no reduction in net operating losses (NOL) as a result of any ownership changes since eGain’s formation. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of March 31, 2021, we estimate $2.1 million of GILTI income inclusion and used our net operating losses to offset our taxable income.

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

Total operating lease costs were $437,000 and $436,000 for the three months ended March 31, 2021 and 2020, respectively. Total operating lease costs were $1.3 million for the nine months ended March 31, 2021 and 2020, respectively.

Operating lease amounts above do not include sublease income. The Company secured a sublease agreement with a third party and recognized sublease income of $154,000 for the three months ended March 31, 2021 and 2020, and $463,000 for the nine months ended March 31, 2021 and 2020.

For the three and nine months ended March 31, 2021, operating cash outflows for operating leases were $461,000 and $1.5 million, respectively. For the three and nine months ended March 31, 2020, operating cash outflows for operating leases were $457,000 and $1.4 million, respectively.

During the nine months ended March 31, 2021, the Company modified two of its existing operating leases which resulted in an increase to operating lease right-of-use assets and operating lease liabilities in the amount of $779,000.

The following tables present information about leases on our consolidated balance sheet (in thousands):

	March 31,	June 30,
	2021	2020
Assets:
Operating lease right-of-use assets	$2,604	$2,962
Liabilities:
Operating lease liabilities	1,768	1,753
Operating lease liabilities, net of current portion	933	1,385

The following table presents information about the weighted average lease term and discount rate as follows:

	As of March 31, 2021	As of June 30, 2020
Weighted average remaining lease term (in years)	1.95	2.01
Weighted average discount rate	4.77%	4.81%

As of March 31, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2021	$460
Fiscal 2022	1,533
Fiscal 2023	577
Fiscal 2024	251
Fiscal 2025	—
Thereafter	—
Total minimum lease payments	2,821
Less: Imputed interest	(120)
Total	$2,701

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2021 and June 30, 2020, cash equivalents classified as level 1 instruments were measured at $42.5 million and $41.8 million, respectively.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of the words such as “anticipates,” “believes,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “should,” or “will” and similar expressions or the negative of those terms. The forward-looking statements include, but are not limited to, statements regarding: the impact of a novel strain of coronavirus (COVID-19) pandemic on our employees and customers; our SaaS only business model and that our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients; our belief that SaaS revenue better reflects business momentum; our expectations regarding increase in SaaS revenue and decrease in legacy support fees; the effect of changes in macroeconomic factors beyond our control; our lengthy sales cycles and the difficulty in predicting timing of sales or delays; competition in the markets in which we do business and our competitive advantages; our expectations regarding the composition of our customers and the result of a loss of a significant customer; our beliefs regarding our prospects for our business; the adequacy of our capital resources and our ability to raise additional financing; the development and expansion of our strategic and third party distribution partnerships and relationships with systems integrators; legal liability or the effect of negative publicity for the services provided to consumers through our technology platforms; our ability to compete; the operational integrity and maintenance of our systems; the effect of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks; the uncertainty of demand for our products; our beliefs regarding the attributes and anticipated customer benefits of our products; our ability to increase the profitability of our subscription services; our ability to hire additional personnel and retain key personnel; our ability to expand and improve our sales performance and marketing activities, and expectations regarding sales and marketing expenses; our ability to manage our expenditures and estimate future expenses, revenue, and operational requirements; the effect of changes to management judgments and estimates; the impact of any modification to our pricing practices in the future; our beliefs regarding our international operations; our ability to timely adapt and comply with changing European regulatory and political environments; uncertainty relating to the implementation and effect of Brexit; the effect of recent changes in U.S. tax legislation; our inability to successfully detect weaknesses or errors in our internal controls; our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights; the potential impact of foreign currency fluctuations; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and our expectations with respect to revenue, cost of revenue, expenses and other financial metrics.

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

Overview

eGain automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless Digital experience (DX) by holistically optimizing Agent experience (AX), Business experience (BX), and Customer experience (CX). Approximately one hundred seventy-five leading brands use eGain cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

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

COVID-19

In December 2019, COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of COVID-19, including shelter-in-place and social distancing orders, which has resulted in a significant deterioration of economic conditions in the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the three and nine months ended March 31, 2021.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS revenue and legacy revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2021	2020	Change		2021	2020	Change
SaaS revenue	$16,875	$14,817	$2,058	14%	$49,023	$41,279	$7,744	19%
Legacy revenue	1,203	2,102	(899)	(43)%	4,502	7,555	(3,053)	(40)%
Total subscription revenue	$18,078	$16,919	$1,159	7%	$53,525	$48,834	$4,691	10%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2021	2020	Change		2021	2020	Change
SaaS revenue	$16,875	$14,817	$2,058	14%	$49,023	$41,279	$7,744	19%
Professional services revenue	1,665	1,435	230	16%	4,514	4,865	(351)	(7)%
Total SaaS and professional services revenue:	$18,540	$16,252	$2,288	14%	$53,537	$46,144	$7,393	16%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Income from operations	$1,577	$1,757	$5,824	$4,853
Add:
Stock-based compensation	368	460	1,264	1,393
Amortization of intangibles assets	—	67	26	201
Non-GAAP income from operations	$1,945	$2,284	$7,114	$6,447

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

As of March 31, 2021, our remaining performance obligations were $62.3 million, of which we expect to recognize $50.1 million and $12.2 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue:
Subscription	92%	92%	92%	91%
Professional services	8%	8%	8%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	17%	20%	17%	21%
Cost of professional services	8%	10%	7%	9%
Total cost of revenue	25%	30%	24%	30%
Gross profit	75%	70%	76%	70%
Operating expenses:
Research and development	22%	23%	23%	23%
Sales and marketing	35%	27%	32%	27%
General and administrative	10%	10%	11%	11%
Total operating expenses	67%	60%	66%	61%
Income from operations	8%	10%	10%	9%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2021 and 2020, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Subscription	$18,078	$16,919	$1,159	7%	$53,525	$48,834	$4,691	10%
Professional services	1,665	1,435	230	16%	4,514	4,865	(351)	(7)%
Total revenue	$19,743	$18,354	$1,389	8%	$58,039	$53,699	$4,340	8%

Total revenue increased $1.4 million and $4.3 million during the three and nine months ended March 31, 2021, compared to the same periods in fiscal year 2020, respectively, due to an increase in SaaS revenue of $2.1 million and $7.7 million during the three and nine months ended March 31, 2021, compared to the same periods in fiscal year 2020. The increase for the three months ended March 31, 2021 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model. The increase for the nine months ended March 31, 2021 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in increases of $475,000 and $61,000 in total revenue during the three months ended March 31, 2021 and 2020, respectively. Foreign exchange rate fluctuation resulted in an increase of $885,000 and a decrease of $534,000 for the nine months ended March 31, 2021 and 2020, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
SaaS revenue	$16,875	$14,817	$2,058	14%	$49,023	$41,279	$7,744	19%
Percentage of total revenue	85%	81%			84%	77%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $2.1 million and $7.7 million during the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

SaaS revenue represents 85% and 84% of total revenue for the three and nine months ended March 31, 2021, respectively, compared to 81% and 77% during the same periods in fiscal year 2020. This represented an increase in SaaS revenue of 14% and 19% for the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020.

Excluding increases of $380,000 and $732,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $1.7 million and $7.0 million during the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020.

Legacy Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Legacy revenue	$1,203	$2,102	$(899)	(43)%	$4,502	$7,555	$(3,053)	(40)%
Percentage of total revenue	6%	11%			8%	14%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $899,000 and $3.1 million during the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding increases of $52,000 and $77,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $951,000 and $3.1 million during the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Professional services revenue	$1,665	$1,435	$230	16%	$4,514	$4,865	$(351)	(7)%
Percentage of total revenue	8%	8%			8%	9%

Professional services revenue includes consulting, implementation and training. Revenue from professional services increased by $230,000 and decreased by $351,000 during the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020. The increase for three months ended March 31, 2021 compared to the prior year was due to new customer implementations. The nine months ended March 31, 2021 compared to the prior year was decrease primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project.

Excluding increases of $43,000 and $76,000 due to foreign exchange rate fluctuation, professional services revenue increased by $187,000 and decreased by $427,000 during the three and nine months ended March 31, 2021, respectively,  compared to the same periods in fiscal year 2020.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Domestic	$13,630	$11,485	$2,145	19%	$40,566	$32,049	$8,517	27%
International	6,113	6,869	(756)	(11)%	17,473	21,650	(4,177)	(19)%
Total revenue	$19,743	$18,354	$1,389	8%	$58,039	$53,699	$4,340	8%

Revenue from domestic sales increased by 19% from $11.5 million during the three months ended March 31, 2020 to $13.6 million during the three months ended March 31, 2021 due to increases of (i) $1.3 million in SaaS revenue, (ii) $452,000 in professional services revenue, and (iii) $348,000 in legacy revenue.

Revenue from domestic sales increased by 27% from $32 million during the nine months ended March 31, 2020 to $40.6 million during the nine months ended March 31, 2021 due to increases of (i) $7.4 million in SaaS revenue, (ii) $618,000 in legacy revenue, and (iii) $478,000 in professional services revenue.

Revenue from international sales decreased by 11% from $6.9 million for the three months ended March 31, 2020 to $6.1 million during the three months ended March 31, 2021, due to decreases of $1.2 million in legacy revenue and $222,000 in professional services revenue; offset by an increase of $714,000 in SaaS revenue.

Revenue from international sales decreased by 19% from $21.7 million for the nine months ended March 31, 2020 to $17.5 million during the nine months ended March 31, 2021, due to decreases of  $3.7 million in legacy revenue and $830,000 in professional services revenue; offset by an increase of $323,000 in SaaS revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Subscription	$3,341	$3,739	$(398)	(11)%	$9,811	$11,046	$(1,235)	(11)%
Professional services	1,505	1,761	(256)	(15)%	4,378	5,012	(634)	(13)%
Total cost of revenue	$4,846	$5,500	$(654)	(12)%	$14,189	$16,058	$(1,869)	(12)%
Percentage of total revenue	25%	30%			24%	30%
Gross margin	75%	70%			76%	70%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue decreased by $398,000 during the three months ended March 31, 2021, from the same period in fiscal year 2020. This decrease was primarily due to decreases of (i) $196,000 in cloud-computing costs, (ii) $149,000 in personnel-related costs, (iii) $67,000 in intangible amortization cost, and (iv) $22,000 in outside consulting costs.

Cost of subscription revenue decreased by $1.2 million during the nine months ended March 31, 2021, from the same period in fiscal year 2020. This decrease was primarily due to decreases of (i) $670,000 in cloud-computing costs, (ii) $608,000 in personnel-related costs, and (iii) $175,000 in intangible amortization costs; primarily offset by an increase of  $179,000 in outside consulting costs.

Excluding increases of $37,000 and $39,000 due to foreign exchange rate fluctuation, cost of subscription revenue decreased by $435,000 and $1.3 million during the three and nine months ended March 31, 2021, respectively, from the same periods in fiscal year 2020. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services decreased $256,000 during the three months ended March 31, 2021, from the same period in fiscal year 2020. This decrease was primarily due to decreases of $233,000 in personnel-related costs and $50,000 in outside consulting costs.

Cost of professional services decreased by $634,000 during the nine months ended March 31, 2021, from the same period in fiscal year 2020. This decrease was primarily due to decreases of $527,000 in personnel-related costs which was cross charge to other departments and $142,000 in outside consulting costs.

Excluding increases of $27,000 and $34,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $283,000 and $668,000 during the three and nine months ended March 31, 2021, respectively, compared to the same periods in fiscal year 2020.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Research and development	$4,371	$4,205	$166	4%	$13,384	$12,255	$1,129	9%
Percentage of total revenue	22%	23%			23%	23%

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

Research and development expense increased 4% to $4.4 million for the three months ended March 31, 2021, from $4.2 million in the same period in fiscal year 2020. Excluding an increase of $56,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of $192,000 in personnel-related costs; offset by a decrease of $81,000 from outside consulting costs.

Research and development expense increased 9% to $13.4 million for the nine months ended March 31, 2021, from $12.3 million in the same period in fiscal year 2020. Excluding an increase of $39,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of $1.3 million in personnel-related costs and cross charges from other departments; offset by a decrease of $213,000 from outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Sales and marketing	$6,927	$5,064	$1,863	37%	$18,824	$14,622	$4,202	29%
Percentage of total revenue	35%	27%			32%	27%

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

Sales and marketing expenses increased 37% to $6.9 million for the three months ended March 31, 2021, from $5.1 million in the same period in fiscal year 2020. Excluding an increase of $137,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $1.7 million in personnel-related expenses and cross charges from other departments, (ii) $37,000 in outside consulting expenses, and (iii) $18,000 in marketing program expenses.

Sales and marketing expenses increased 29% to $18.8 million for the nine months ended March 31, 2021, from $14.6 million in the same period in fiscal year 2020. Excluding an increase of $252,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of $4.1 million in personnel-related expenses and cross charges from other departments and $51,000 in outside consulting expenses; offset by a decrease of $183,000 in marketing program expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
General and administrative	$2,022	$1,828	$194	11%	$5,818	$5,911	$(93)	(2)%
Percentage of total revenue	10%	10%			10%	11%

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

General and administrative expenses increased 11% to $2.0 million for the three months ended March 31, 2021, from $1.8 million in the same period in fiscal year 2020. Excluding an increase of $27,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $109,000 in bad debt expenses, (ii) $76,000 in legal expenses, (iii) $72,000 in outside consulting expenses, and (iv) $17,000 in accounting, audit, and administrative expenses; primarily offset by a decrease of $118,000 in personnel-related expenses.

General and administrative expenses decreased 2% to $5.8 million for the nine months ended March 31, 2021, from $5.9 million in the same period in fiscal year 2020. Excluding an increase of $42,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $285,000 in personnel-related expenses, (ii) $95,000 in accounting, audit, and administrative expenses, and (iii) $15,000 in legal expenses; primarily offset by increases of $194,000 in bad debt expenses and $41,000 in outside consulting expenses.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Income from operations	$1,577	$1,757	$(180)	(10)%	$5,824	$4,853	$971	20%
Operating margin	8%	10%			10%	9%

Income from operations was $1.6 million with an operating margin of 8% during the three months ended March 31, 2021. Income from operations during the three months ended March 31, 2021 included $368,000 of stock-based compensation and $309,000 of amortization of costs capitalized to obtain revenue contracts.

Income from operations was $5.8 million with an operating margin of 10% during the nine months ended March 31, 2021. Income from operations during the nine months ended March 31, 2021 included (i) $1.3 million of stock-based compensation; (ii) $872,000 of amortization of costs capitalized to obtain revenue contracts; and (iii) $26,000 of amortization of intangible assets.

Interest Income, Net

Interest income, net consists of interest earned on money market accounts and interest paid on bank borrowings. Interest income, net was income of $5,000 and $113,000 during the three months ended March 31, 2021 and 2020, respectively. Interest income, net was income of $10,000 and $384,000 during the nine months ended March 31, 2021 and 2020, respectively. Interest income, net decreased in the three and nine months ended March 31, 2021, compared to the same periods in fiscal year 2020, primarily due to an unfavorable shift of interest rates from money market accounts. We expect interest income in future quarters to remain relatively low compared to previous periods, as we continue to see low yields in interest rates for the duration of and possibly beyond the COVID-19 pandemic.

Other Income (Expense), Net

Other income (expense), net was expense of $378,000 and income of $65,000 during the three months ended March 31, 2021 and 2020, respectively. Other income (expense), net was expense of $700,000 and income of $44,000 during the nine months ended March 31, 2021 and 2020, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax (Provision) Benefit

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of March 31, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax benefit of $57,000 and provision of $223,000 for the three and nine months ended March 31, 2021, respectively. We recorded income tax provisions of $68,000 and $224,000 for the three and nine months ended March 31, 2020, respectively.

Liquidity and Capital Resources

Overview

At March 31, 2021 and June 30, 2020, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $69.4 million and $69.3 million, respectively. Our cash, cash equivalents and restricted cash were $53.4 million and $46.6 million as of March 31, 2021 and June 30, 2020, respectively.

Cash Flows

For the nine months ended March 31, 2021 and 2020, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$5,007	$8,452
Net cash used in investing activities	(354)	(339)
Net cash provided by financing activities	1,452	782

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $3.4 million during the nine months ended March 31, 2021, from the same period in fiscal year 2020, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, as well as the timing of accrued liability payouts.

Net cash used in investing activities increased by $15,000 during the nine months ended March 31, 2021, from the same period in fiscal year 2020, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $670,000 during the nine months ended March 31, 2021, from the same period in fiscal year 2020. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As March 31, 2021, the future non-cancelable minimum payments under these commitments were approximately $2.8 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2021 totaled approximately $20.9 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.1 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of March 31, 2021, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 31% and 37% of our revenue from international sales during three months ended March 31, 2021 and 2020, respectively. We derived 30% and 40% of our revenue from international sales during the nine months ended March 31, 2021 and 2020, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including the European Union’s GDPR;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world; and
●	reduced intellectual property protections in some countries.

As of March 31, 2021 approximately 46% of our workforce was employed in India. Of our employees in India, 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union, the United Kingdom and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of March 31, 2021, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 14, 2021	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)