Form 10-K
period 2021-06-30
EGAIN Corp
filed 2021-09-10
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on Nasdaq) on December 31, 2020, was approximately $250.8 million.

There were 31,359,558 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding on September 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 Annual Meeting of Stockholders.

EGAIN CORPORATION

2021 FORM 10-K

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the benefits of our SaaS only business model, including our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients;
●	our belief that SaaS revenue better reflects business momentum;
●	expected benefits of our solutions to our clients and partners;
●	customer and market expectations in the market in which we operate;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations regarding innovation in cloud and growing API economy;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plan and growth strategies;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	uncertainty relating to the implementation and effect of Brexit;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the effect of our international operations;
●	the potential impact of foreign currency fluctuations; and
●	the potential impact of the COVID-19 pandemic on our business, employees and customers.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections;
●	our ability to improve our current solutions;

●	our ability to innovate and respond to rapid technological change and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals;
●	the impact of new legislation or regulations on our business;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;
●	our ability to compete against third parties with greater resources than ours;
●	the success of our partnerships;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;
●	risks related to protection of our intellectual property;
●	foreign currency fluctuations;
●	the global economic environment;
●	risks related to public health pandemics such as the COVID-19 pandemic; and
●	the risks set forth under “Risk Factors.”

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

All references to “eGain”, the “Company”, “our”, “we” or “us” mean eGain Corporation and its subsidiaries, except where it is clear from the context that such terms mean only eGain and exclude its subsidiaries.

eGain and the eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company.

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software is intensely competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.

PART I

ITEM 1.	BUSINESS

Overview

eGain automates customer engagement with an innovative software as a service (SaaS) platform, powered by deep digital, artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). More than one hundred eighty leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales.

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

AI and Knowledge Solve

Next, our solution offers powerful AI and knowledge applications for virtual assistance for customers and agents. These applications enable businesses to centralize knowledge, policies, procedures, and best-practices, while delivering guided, personalized solutions to customers and agents. Our AI and knowledge applications deliver compelling value through large-scale self-service automation. Further, these applications ensure that all agents effectively resolve all contact types, regardless of product or procedure. Correct, compliant, and consistent responses across touchpoints (automated and assisted) boost customer satisfaction as first contact resolution surges and agent’s time to competency drops.

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

Market-leading Innovation with a Risk-free Trail Model

We are consistently seen as product leaders in digital engagement and knowledge management by leading analysts. For over twenty years, we have anticipated technology and market trends. We anticipated the need for AI in customer service early and developed an omnichannel customer engagement hub years ahead of competition. With a relentless focus on the customer engagement automation, we continue to add capabilities to enhance our clients’ investment in eGain. For example, to enable our clients to serve their customers across all channels, our messaging hub out of the box connects with Apple Business Chat, Facebook Messenger, Google Business Messaging, SMS, and WhatsApp. Our third-generation virtual assistant - powered by AI, machine learning, and knowledge applications - seamlessly layers across our omnichannel platform. Our knowledge and AI solutions lead the market.

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

In the fiscal year ended June 30, 2020 (which we refer to as fiscal year 2020), we announced our cloud-based OEM partnership with Avaya for our digital connect portfolio. We are now building an active pipeline with Avaya field sales and their partners.

Finally, we partner with Amazon Connect, a disruptive cloud-based contact center solution. Our integrated proposition delivers the best of omnichannel capabilities powered by AI-Knowledge and Analytics.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Approximately 90% of our annual recurring cloud revenue for the fiscal year ended June 30, 2021 (which we refer to as fiscal year 2021) came from such large enterprises.

We focus on the following verticals: financial services, telecommunication, retail, government, health care and utilities. For fiscal year 2021, domestic and international revenue accounted for 69% and 31% of total revenue.

Two of our largest customers, who are also our partners, accounted for 21% and 13% of total revenue in fiscal year 2021.

Competition

We compete with application software providers, including Genesys Telecommunications, LivePerson, Nice, Verint, Nuance, and Oracle. In addition, we engage in partnerships with some of our competitors, including Salesforce, Microsoft, and ServiceNow.

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

Develop New Partner Relationships

We are developing new partnerships with complementary platform providers (with large customer bases) to enhance their proposition with our AI-Knowledge powered customer engagement capabilities. We have hired a new head of Business Development to lead a team to develop and operationalize such new partnerships.

Land and Expand in the Enterprise

With the sustained progress we have made in customer success, we see a replicable pattern emerging: land enterprise logos with a limited footprint in one business unit, demonstrate business value, and then expand in the enterprise. We believe we are increasing the value of investment in eGain for our clients by deeply integrating our capabilities via our enhanced APIs with enterprise assets like enterprise collaboration platforms, CRM systems, transaction and billing, and content sources.

Migrate Our Remaining Legacy Customers to eGain Cloud

We offer an attractive proposition to our remaining on-premise customers to move to the eGain Cloud where we subsidize the migration service cost in exchange for their multi-year commitment to the eGain Cloud. We expect to substantially migrate most remaining on-premise clients to the eGain Cloud by the end of fiscal year 2022.

Maintain Platform Innovation Leadership

Innovation is in our DNA. We are developing vertical solutions on our platform to better acquire and serve customers. We continue to enhance our core capabilities to improve usability and personalization.

Selectively Pursue Acquisitions

From time to time, we pursue inorganic strategies to strengthen our product portfolio. In 2014, we acquired Exony Limited, a provider of advanced contact center analytics software. Moving forward, we will look for strategic acquisitions that we believe will deliver compelling value faster than organic options.

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

o	Consulting and Implementation Services. Our offering includes rapid implementation services, platform-based solution extension, and systems integration services. Our consultants work with customers to understand their requirements, analyze their business needs, and implement effective solutions. We provide these services independently or in partnership with distribution partners who have developed expertise on our platform.
o	Training Services. We provide comprehensive training options to customers and partners. Training programs are offered either online (remote training) or in-person at the customer site. We also offer complementary e-learning through our eGain University education portal to our customers and partners.

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

As of June 30, 2021, we had 11 issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non-provisional filings. Our issued U.S. patents expire at various times between 2029 and 2035.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of June 30, 2021, we had 570 employees, including 563 full-time employees, of which 187 were in product development, 203 in services and support, 123 in sales and marketing, and 57 in finance and administration.

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

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 10, 2021:

Name	Age	Position
Ashutosh Roy	55	Chief Executive Officer and Chairman
Eric N. Smit	59	Chief Financial Officer
Promod Narang	63	Senior Vice President of Products and Engineering

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

Eric N. Smit has served as Chief Financial Officer since August 2002. Prior to that, Mr. Smit served in a variety of roles at eGain, including Vice President, Operations from April 2001 to July 2002, Vice President, Finance and Administration from June 1999 to April 2001, and Director of Finance from June 1998 to June 1999. From December 1996 to May 1998, Mr. Smit served as Director of Finance for WhoWhere? Inc., an Internet services company. From April 1993 to November 1996, Mr. Smit served as Vice President of Operations and Chief Financial Officer of Velocity Incorporated, a software game developer and publishing company. Mr. Smit holds a Bachelor of Commerce in Accounting from Rhodes University, South Africa.

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

We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, effectiveness and availability of a vaccine, future and ongoing actions that may be taken by governmental authorities, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time.

The potential effects of the COVID-19 pandemic, each of which could adversely affect our business, results of operations, financial condition and cash flows, include:

●	the rate of IT spending and the ability of our customers to purchase our offerings could be adversely impacted. Further, the impact of the COVID-19 pandemic could delay prospective customers’ purchasing decisions and cause them to become less inclined to trade-up from existing solutions, impact customers’ pricing expectations for our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or adversely impact renewal rates;
●	we could experience disruptions in our operations as a result of continued office closures, risks associated with our employees working remotely, a significant portion of our workforce suffering illness and travel restrictions. Starting in early 2020, we temporarily closed our offices, instituted a global remote work mandate and instituted significant travel restrictions. While we have begun to re-open some of our offices, the vast majority of our employees continue to work remotely and for our offices that have begun to re-open, we have implemented significant new safety protocols, which may limit the effectiveness and productivity of our employees;

●	we may be unable to collect amounts due on billed and unbilled revenue if our customers or partners delay payment or fail to pay us under the terms of our agreements as a result of the impact of the COVID-19 pandemic on their businesses, including their seeking bankruptcy protection or other similar relief. As a result, our cash flows could be adversely impacted, which could affect our ability to fund future product development and acquisitions or return capital to shareholders;
●	we may experience disruptions or delays to our supply chain or fulfillment and delivery operations as a result of the COVID-19 pandemic;
●	our marketing effectiveness and demand generation efforts may be impacted due to the cancelling of customer events or shifting events to virtual-only experiences. We may need to postpone or cancel other customer, employee or industry events or other marketing initiatives in the future;
●	our business is dependent on attracting and retaining highly skilled employees, and our ability to attract and retain such employees may be adversely impacted by intensified restrictions on travel, immigration, or the availability of work visas during the COVID-19 pandemic;
●	increased cyber incidents during the COVID-19 pandemic and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks; and/or
●	our results of operations are subject to fluctuations in foreign currency exchange rates, which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of COVID-19. Further, our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that the COVID-19 pandemic will have on our businesses, our customers’ and partners’ businesses and the global markets and economy or we make changes to our licensing programs or payment terms in connection with COVID-19.

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

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this “Risk Factor” section.

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

We allow our customers to elect not to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and some customers have elected not to renew. In addition, our customers may choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing changes and general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline, and our business will suffer.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications, LivePerson, Inc., and NICE Ltd., and Verint Systems Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, salesforce.com Inc., and ServiceNow, Inc., and similar companies that may attempt to sell customer engagement software to their installed base.

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

We sometimes rely on distribution partners to recommend our products to their customers. We likewise depend on broad market acceptance by these distribution partners of our product and service offerings. Our agreements generally do not prohibit competitive offerings and our distribution partners may develop market or recommend software applications that compete with our products. To the extent we devote resources to these relationships and the partnerships do not proceed as anticipated or provide revenue or other results as anticipated, our business may be harmed. Once partnerships are forged, there can be no guarantee that such relationships will be renewed in the future or available on acceptable terms. If we lose strategic third-party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

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

Implementation services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.

We derived 31% and 38% our revenue from international sales during the fiscal years ended June 30, 2021 and 2020, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;

●	changes in data privacy laws including GDPR;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world;
●	the fragmentation of longstanding regulatory frameworks caused by Brexit; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of June 30, 2021 approximately 45% of our workforce was employed in India. Of our employees in India, 49% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

Any of these risks could have a significant impact on our product development, customer support, or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.

Our customers have in the past experienced some interruptions with our cloud operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet-wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. We currently serve our customers from third-party data center facilities operated by third parties in the United Stataes and other international locations. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of or interruptions in our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

We have entered into support obligations with our customers that require minimum performance standards, including standards regarding the response time of our support services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds, and exposure to claims for losses by, customers.

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

We have invested, and expect to continue to invest, substantial resources to expand, market, implement and refine our cloud offerings. If we are unable to increase the volume of our subscription business, we may not be able to achieve sustained profitability.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices such as but not limited to security standards could render our services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

●	enhance the features and performance of our services;
●	develop and offer new services that are valuable to companies; and
●	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to our current services, do not meet our customers’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

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

We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms  or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from other companies, and we use third-party software development tools as we continue to develop and enhance our platform. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace such software. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our functionality, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all.

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed, or in the event third-party software used in conjunction with our platform contains errors or defects, our business, operating results, and financial condition may be adversely affected.

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

Our success will depend in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. Additionally, in the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. Our failure to recruit new personnel and to retain and motivate existing personnel could have significant negative effects on us, including  impairing our ability to expand our business, and our results of operations could suffer.

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

Security incidents have become more prevalent across industries and may occur on our systems. Our service involves the storage and transmission of customers’ proprietary information, and security incidents could expose us to a risk of loss of this information, loss of access, litigation and possible liability. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

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

We may also experience disruptions, outages, and other performance problems on our systems due to service attacks, unauthorized access, or other security-related incidents. For example, third parties may conduct attacks designed to temporarily deny customers access to our services. Any successful denial of service attack could result in a loss of customer confidence in the security of our platform and damage to our brand.

Our platform involves the storage and transmission of our customers’ information, which may including their business and financial data. As a result, unauthorized access to customer data or security breaches could result in the loss, or unauthorized dissemination, of such data, which could seriously harm our or our customers’ businesses and reputations. Any of these security incidents could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. Any insurance coverage we may have related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. These risks are likely to increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

Changes in the European regulatory environment regarding privacy and data protection regulations, such as the  European Union’s General Data Protection Regulation (GDPR), could expose us to risks of noncompliance and costs associated with compliance.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles, the U.S.-European Union (EU) and U.S. - Swiss Safe Harbor Frameworks, and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) and Switzerland to the U.S. However, as a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, and the July 16, 2020 ECJ judgment in Case C-311/18 (Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems) regarding the adequacy of the Privacy Shield Framework, both frameworks are no longer deemed to constitute a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA. We are therefore required to rely on alternative mechanisms permitted under European law, such as consent and approved standard contractual clauses. The standard contractual clauses approved by the European Commission for these purposes have recently been replaced and a significant repapering exercise is therefore required. The UK is also currently consulting on its own updated version of the standard contractual clauses and the result of this may be that different standard contractual clauses are needed depending on the origin of the PII.

On May 25, 2018, the EU’s GDPR became enforceable, imposing new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. Following the UK's exit from the EU (Brexit) the UK adopted a UK version of the GDPR. While the UK GDPR is currently aligned with the EU GDPR, Brexit has created the opportunity for the UK to develop its own data protection regime which may diverge from the European standard (as is the case with the standard contractual clauses, discussed above). It is possible that these new legal developments may evolve in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability (including potential liability exposure through higher potential penalties for non-compliance), require us to make changes to our services to enable us and/or our customers to meet the new legal requirements, in case we have to change locations of data centers to meet privacy laws, increased requirements for customers to buy add-ons to meet additional requirements imposed by new laws, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries.  Compliance with existing, proposed and recently enacted laws and regulations can be costly, particularly if we are subject to differing or conflicting requirements in the different countries in which we operate; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

While we have sought to implement appropriate transfer mechanisms following the invalidation of the Safe Harbor and Privacy Shield frameworks, owing to the significant changes that are ongoing in this area, we may be unsuccessful in establishing legitimate means of transferring data from the EEA or UK to the U.S. Moreover, further challenges may be raised against the transfer mechanisms that we have adopted which may require future adaptation. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the international legal developments. We and our customers are at risk of enforcement actions taken by an EU or UK data protection authority until such point in time that we ensure that all data transfers to us from the EEA and UK are legitimized. We may find it necessary to establish systems to maintain EU/UK-origin data in the EEA or UK, which may involve substantial expense and distraction from other aspects of our business.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other public statements that provide promises and assurances about privacy and security can subject us to potential governmental action if they are found to be deceptive or misrepresentative of our practices. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Privacy concerns and laws, evolving regulation of cloud computing and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Further to the above, regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive (which is set to be replaced by a new EU e-Privacy Regulation which will have a “direct effect” in each EU Member State), and the country-specific regulations that implement that directive. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), which became effective March 2020 and requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. These statutes may increase our compliance costs and potential liability. Some observers have noted that the CCPA and the SHIELD Act could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Furthermore, India has recently proposed enacting its own data protection legislation although the specifics of this are yet to be decided.

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

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our subscription solution. Moreover, as our customers face increased scrutiny for data privacy breaches, they may elect to transfer the risk to us through contractual provisions which may subject us to increasing levels of contractual liability for data privacy breaches.

Anti-corruption, anti-bribery, and similar laws, and failure to comply with these laws, could subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments, or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, operating results, and financial condition.

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

In March 2017, the UK served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Brexit could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The UK formally left the EU on January 31, 2020, although it was subject to a transition period through December 31, 2020. While the transition period has now ended, and a deal was reached between the EU and the UK (avoiding a so called "hard Brexit"), the long-term nature of the UK’s relationship with the EU is still relatively unclear. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets. Brexit has also had the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to repeal or replace. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Further, Brexit has created uncertainty with regard to the future regulation of data protection in the United Kingdom. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results, and financial condition being harmed.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 31% of our outstanding capital stock as of June 30, 2021, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 27% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business as of June 30, 2021. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters	42,541	2022
Newbury, England	Corporate Office – Europe, Middle East, & Africa	14,090	2024
Pune, India	Corporate Office – Asia Pacific	33,262	2025

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, or financial condition. In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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

Holders

As of September 9, 2021, there were approximately 139 stockholders of record.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2021, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/30/2016	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021
eGain Corporation	$ 100.00	$ 58.51	$ 535.46	$ 288.65	$ 393.97	$ 407.09
Nasdaq Composite	$ 100.00	$ 128.30	$ 158.57	$ 170.91	$ 216.47	$ 315.10
S&P Software & Services Select Industry Index	$ 100.00	$ 124.89	$ 162.67	$ 194.46	$ 227.05	$ 350.71

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended June 30,
	2021	2020	2019	2018	2017

	(in thousands, except per share information)
Revenue:
Subscription	$72,371	$66,129	$60,013	$51,352	$48,142
Professional services	5,916	6,600	7,219	9,955	10,073
Total revenue	78,287	72,729	67,232	61,307	58,215
Cost of revenue:
Cost of subscription	13,507	14,398	14,976	13,152	12,006
Cost of professional services	5,760	6,683	6,865	9,184	9,193
Total cost of revenue	19,267	21,081	21,841	22,336	21,199
Gross profit	59,020	51,648	45,391	38,971	37,016
Operating expenses:
Research and development	17,933	16,638	14,369	14,711	13,753
Sales and marketing	25,999	19,623	17,302	17,681	20,436
General and administrative	7,749	7,981	8,198	7,567	6,552
Total operating expenses	51,681	44,242	39,869	39,959	40,741
Income (loss) from operations	7,339	7,406	5,522	(988)	(3,725)
Interest income (expense), net	13	395	(319)	(983)	(1,730)
Other (expense) income, net	(559)	185	(202)	(206)	(32)
Income (loss) before income benefit (provision)	6,793	7,986	5,001	(2,177)	(5,487)
Income tax benefit (provision)	166	(778)	(833)	186	(533)
Net income (loss)	$6,959	$7,208	$4,168	$(1,991)	$(6,020)
Per share information:
Earnings (loss) per share:
Basic	$0.22	$0.24	$0.15	$(0.07)	$(0.22)
Diluted	$0.21	$0.23	$0.14	$(0.07)	$(0.22)
Weighted-average shares used in computation:
Basic	31,007	30,620	28,579	27,333	27,108
Diluted	32,597	31,956	30,363	27,333	27,108
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$326	$205	$323	$323	$131
Research and development	$509	$706	$519	$493	$281
Sales and marketing	$657	$551	$313	$341	$80
General and administrative	$208	$399	$468	$538	$175

	As of June 30,
	2021	2020	2019	2018	2017
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$63,238	$46,615	$31,867	$11,504	$10,633
Working capital	$31,137	$21,355	$13,895	$(8,023)	$(7,680)
Total assets	$114,563	$93,705	$73,754	$39,622	$39,751
Deferred revenue	$49,543	$41,470	$36,489	$26,197	$23,219
Long-term debt (bank borrowings and capital lease obligations)	$—	$—	$—	$8,941	$14,844

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain automates customer engagement with an innovative software as a service (SaaS) platform, powered by deep digital, artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). One hundred fifty leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

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

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Fiscal year 2021 affirmed our view that SaaS clients adopt our product innovation much faster than the perpetual license model and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

COVID-19

Since early 2020, several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of COVID-19, including shelter-in-place and social distancing orders, which has resulted in a significant deterioration of economic conditions in the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the year ended June 30, 2021. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees, among other things.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from license, maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Fiscal Year Ended June 30
	2021	2020	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$66,929	$56,793	$10,136	18%
Legacy revenue	5,442	9,336	(3,894)	(42)%
Total SaaS and legacy revenue	$72,371	$66,129	$6,242

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Fiscal Year Ended June 30
	2021	2020	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$66,929	$56,793	$10,136	18%
Professional services	5,916	6,600	(684)	(10)%
Total SaaS and professional services revenue	$72,845	$63,393	$9,452

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2021	2020
Income from operations	$7,339	$7,406
Add:
Stock-based compensation	1,700	1,861
Amortization of intangible assets	26	268
Non-GAAP income from operations	$9,065	$9,535

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property.  Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to us. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance (Topic 606), since these arrangements are for sales-based licenses of intellectual property, we recognize revenue only as the subsequent sale occurs. However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that have not yet been recognized, and include billed deferred revenues, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods. The transaction price allocated to the remaining performance obligations are influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2021, our remaining performance obligations were $65.4 million of which we expect to recognize $55.2 million and $10.2 million as revenue within one year and beyond one year, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our common stock has been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized 10.79% forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated and record a recovery of prior expense if the actual forfeiture rate is higher than what we estimated.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2021 and 2020.

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

Tax Legislation

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations which significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense and made taxation changes on U.S. multinational corporation’s foreign operations. The provisions of the Tax Act are complex and likely will be subject to regulatory and administrative guidance. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. For the fiscal year ended June 30, 2021, we have $923,000 of GILTI income inclusion and used our net operating losses to offset our taxable income. For the fiscal year ended June 30, 2021, we did not incur any BEAT tax.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), P.L. 116-136,was passed into law, amending portions of certain relevant US tax laws. The CARES Act included a number of federal income tax law changes, including, but not limited to: (i) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating alternative minimum tax credit refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation related to qualified improvement property. The CARES Act had no impact on our consolidated financial statements.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (CAA). The CAA contains numerous individual, business, payroll, disaster, and energy-related tax provisions, as well as tax extenders. Many of the provisions, including $600 stimulus payments, and an extension of payroll credits, relate to the COVID-19 pandemic. The COVID-related Tax Relief Act of 2020 (COVIDTRA) and the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (TCDTR), both part of the CAA, contains numerous provisions related to businesses. We continue to examine the elements of the CARES Act and CAA and the impact they may have on our future business.

Fiscal Year 2021 Compared with Fiscal Year 2020

Our effective tax rate for fiscal years 2021 and 2020 was a tax benefit of 2.4% and a tax provision of 9.7%, respectively. The change in our effective tax rate for fiscal year 2021 as compared to fiscal year 2020 was primarily due to the expiration of tax attributes, the change in valuation allowance, foreign rate differential, GILTI inclusion, stock-based compensation and the research and development tax credit.

The income before income tax provision between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2021, our U.S. and foreign income before our income tax provision was $5.0 million and $1.8 million, respectively. In fiscal year 2020, our U.S. and foreign income before our income tax provision was $5.3 million and $2.7 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2021, we had a valuation allowance of approximately $35.5 million of which approximately $31.1 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. state income taxes and foreign withholding taxes on approximately $18.7 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2021	2020
Revenue:
Subscription	92%	91%
Professional services	8	9
Total revenue	100	100
Cost of revenue:
Cost of subscription	17	20
Cost of professional services	8	9
Total cost of revenue	25	29
Gross profit	75	71
Operating Expenses:
Research and development	23	23
Sales and marketing	33	27
General and administrative	10	11
Total operating expenses	66	61
Income from operations	9%	10%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2021	2020	Change

Revenue	(in thousands, except percentages)
Subscription	$72,371	$66,129	$6,242	9%
Professional services	5,916	6,600	(684)	(10)%
Total revenue	$78,287	$72,729	$5,558

Total Revenue

Total revenue increased $5.6 million during the fiscal year ended June 30, 2021, from the comparable period in 2020, largely due to increased revenues from SaaS of $10.1 million in fiscal year 2021. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $2.0 million and a decrease of $722,000 in total revenue during the fiscal years ended June 30, 2021 and 2020, respectively.

Subscription Revenue

SaaS Revenue

	Fiscal Year Ended June 30,
	2021	2020	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$66,929	$56,793	$10,136	18%
Percentage of total revenue	85%	78%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $10.1 million during the fiscal year ended June 30, 2021, as compared to the comparable period in 2020.

SaaS revenue was $66.9 million and $56.8 million during the fiscal years ended June 30, 2021 and 2020, respectively, which represented an increase of 18% or $10.1 million. SaaS revenue represents 85% and 78% of total revenue for the fiscal years ended June 30, 2021 and 2020, respectively.

Excluding an increase of $1.3 million due to foreign exchange rate fluctuation, SaaS revenue increased by $8.8 million during the fiscal year ended June 30, 2021, as compared to the comparable period in 2020. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase in future periods.

Legacy Revenue

	Fiscal Year Ended June 30,
	2021	2020	Change

Revenue	(in thousands, except percentages)
Legacy revenue	$5,442	$9,336	$(3,894)	(42)%
Percentage of total revenue	7%	13%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $3.9 million for the fiscal year ended June 30, 2021. This decrease was primarily due to our focus on migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future periods.

Legacy revenue was $5.4 million and $9.3 million during the fiscal years ended June 30, 2021 and 2020, respectively, which represented a decrease of 42% or $3.9 million. Legacy revenue represents 7% and 13% of total revenue for the fiscal years ended June 30, 2021 and 2020, respectively.

Excluding an increase of $433,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $4.3 million during the fiscal year ended June 30, 2021, as compared to the comparable period in 2020.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2021	2020	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$5,916	$6,600	$(684)	(10)%
Percentage of total revenue	8%	9%

Professional services revenue includes consulting, implementation and training. Revenues from professional services decreased by $684,000 during the fiscal year ended June 30, 2021. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease further.

Professional services revenue was $5.9 million during the fiscal year ended June 30, 2021, which represented a decrease of 10% or $684,000. Professional services revenue represents 8% and 9% of total revenue for the fiscal years ended June 30, 2021 and 2020, respectively.

Excluding an increase of $204,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $888,000 during the fiscal year ended June 30, 2021, as compared to the comparable period in 2020.

Revenue by Geography

	Fiscal Year Ended June 30,
	2021	2020	Change

Revenue	(in thousands, except percentages)
Domestic	$54,380	$44,813	$9,568	21%
International	23,907	27,916	(4,009)	(14)%
Total revenue	$78,287	$72,729	$5,558

Revenue from domestic sales increased by 21% from $44.8 million during the fiscal year ended June 30, 2020 to $54.4 million during the fiscal year ended June 30, 2021 due to increases of (i) $8.4 million in SaaS revenue, (ii) $885,000 in legacy revenue, and (iii) $322,000 in professional service revenue.

Revenue from international sales decreased by 14% from $27.9 million during the fiscal year ended June 30, 2020 to $23.9 million during the fiscal year ended June 30, 2021 due to decreases of (i) $4.8 million in legacy revenue and (ii) $1.0 million in professional services revenue; offset by an increase of $1.8 million in SaaS revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2021	2020	Change

Cost of revenue	(in thousands, except percentages)
Subscription	$13,507	$14,398	$(891)	(6)%
Professional services	5,760	6,683	(923)	(14)%
Total cost of revenue	$19,267	$21,081	$(1,814)
Percentage of total revenue	25%	29%
Gross margin	75%	71%

Subscription

Cost of subscription revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues decreased by $891,000 during the fiscal year ended June 30, 2021. The decrease is primarily due to a decrease in (i) personnel related costs of $609,000, (ii) cloud computing cost of $344,000 and (iii) intangible asset amortization of $242,000, partially offset with an increase in outside consulting cost of $173,000 during the fiscal year ended June 30, 2021, from the comparable period in 2020.

Excluding an increase of $131,000 due to foreign exchange rate fluctuation, cost of subscription revenues decreased by $1.0 million during the fiscal year ended June 30, 2021, from the comparable period in 2020. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms as revenues increase but expect subscription revenue gross margins to improve or remain relatively consistent.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased $923,000 during the fiscal year ended June 30, 2021 from the comparable period in 2020. This decrease is primarily due to a decrease in personnel-related costs of $902,000 and outside consulting costs of $158,000 for the fiscal year ended June 30, 2021.

Excluding an increase of $137,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $1.1 million for the fiscal year ended June 30, 2021, from the comparable period in 2020.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2021	2020	Change

	(in thousands, except percentages)
Research and development	$17,933	$16,638	$1,295	8%
Percentage of total revenue	23%	23%

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

Research and development expense increased 8% to $17.9 million during the fiscal year ended June 30, 2021, from $16.6 million in the comparable period in 2020. Excluding an increase of $195,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of $1.4 million in personnel-related costs; partially offset by a decrease of $277,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to increase in future periods based on our product development plans.

Sales and Marketing

	Fiscal Year Ended June 30,
	2021	2020	Change

	(in thousands, except percentages)
Sales and marketing	$25,999	$19,623	$6,376	32%
Percentage of total revenue	33%	27%

Sales and marketing expense primarily consists of personnel-related expenses directly associated with our sales, marketing, and business development staff.  Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. Sales and marketing expenses also include amortization of commissions paid to our sales staff, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expenses increased 32% to $26.0 million during the fiscal year ended June 30, 2021, from $19.6 million in the comparable period in 2020. Excluding an increase of $423,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $6.2 million in personnel-related costs and (ii) $16,000 outside consulting services; partially offset by a decrease of $257,000 in marketing program costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Fiscal Year Ended June 30,
	2021	2020	Change

	(in thousands, except percentages)
General and administrative	$7,749	$7,981	$(232)	(3)%
Percentage of total revenue	10%	11%

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

General and administrative expense decreased 3% to $7.7 million during the fiscal year ended June 30, 2021, from $8.0 million in the comparable period in 2020. Excluding an increase of $131,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense decreased primarily due to decreases of (i) $349,000 in personnel-related expenses; (ii) $108,000 in accounting, audit, and administrative expenses; (iii) $106,000 in legal expenses; partially offset by increases of (a) $90,000 in outside consulting costs; (b) $69,000 in bad debt expenses; and (c) $42,000 in investor relations expense.

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

The effect of recording stock-based compensation for fiscal year 2021 and 2020 is as follows:

	Fiscal Year Ended June 30,
	2021	2020

Stock-based compensation by type of award	(in thousands)
Stock options	$1,227	$1,567
Employee stock purchase plan	473	294
Total stock-based compensation	$1,700	$1,861

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2021	2020	Change

	(in thousands, except percentages)
Cost of revenue	$326	$205	$121	59%
Research and development	509	706	(198)	(28)%
Sales and marketing	657	551	106	19%
General and administrative	208	399	(191)	(48)%
Total stock-based compensation	$1,700	$1,861	$(161)	(9)%

The increase in our stock-based compensation expense in fiscal year 2021 compared to fiscal year 2020 was primarily due to an increase in option grant activity.

We expect our stock-based compensation expense to increase in fiscal year 2022.

Income from Operations

	Fiscal Year Ended June 30,
	2021	2020	Change

	(in thousands, except percentages)
Income from operations	$7,339	$7,406	$(67)
Operating margin	9%	10%

Results from operations was income of $7.3 million in fiscal year 2021, compared to $7.4 million in fiscal year 2020. We recorded a positive operating margin of 9% in fiscal year 2021, and 10% in fiscal year 2020.

The increase in operating income in fiscal year 2021 was primarily due to the growth of our cloud delivery business and improvement in our gross margins. During the fiscal year ended June 30, 2021, SaaS revenue increased by $10.1 million to $66.9 million compared to $56.8 million in fiscal year 2020.

Excluding a decrease from foreign exchange fluctuation of $1.0 million the increase in total costs and operating expenses in fiscal year 2021 was primarily due to increases of (i) $5.7 million in personnel-related expenses; (ii) $69,000 in bad debt expenses; and (iii) $42,000 in investor relations cost; partially offset by a decrease of (a) $344,000 in cloud computing costs; (b) $258,000 in marketing costs; (c) $242,000 in intangible asset amortization; (d) $156,000 in outside consulting costs; (e) $108,000 in accounting, audit and administrative services and; (f) $106,000 in legal expenses.

Interest Income, Net

Interest income, net consists primarily of interest earned on money market funds. Interest income, net was income of $13,000 and $395,000 in the fiscal years ended June 30, 2021 and 2020, respectively. We expect interest income to remain relatively constant in future periods.

Other (Expense) Income, Net

Other (expense) income, net was expense of $559,000 and income of $185,000 for the fiscal years ended June 30, 2021 and 2020, respectively. Other (expense) income, net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to the current economic state of the U.S. economy, expiring tax attributes and uncertainty of future profitability, we maintain a valuation allowance against U.S. deferred tax assets as of June 30, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax benefit of $166,000 and an income tax provision of $778,000 in the fiscal years ended June 30, 2021 and 2020, respectively.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

At June 30, 2021, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $89.5 million. Our cash, cash equivalents and restricted cash were $63.2 million and $46.6 million as of June 30, 2021 and 2020, respectively.

Our working capital was $31.1 million as of June 30, 2021 compared to $21.4 million as of June 30, 2020. As of June 30, 2021, our deferred revenue was $49.5 million as compared to $41.5 million as of June 30, 2020.

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

Cash Flows

For the fiscal years ended June 30, 2021 and 2020, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Net cash provided by operating activities	$13,862	$14,058
Net cash used in investing activities	(402)	(514)
Net cash provided by financing activities	2,352	1,410

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities decreased by $196,000 during the fiscal year ended June 30, 2021, driven primarily by the timing of prepayments received from customers for new cloud arrangements and the renewal of existing cloud and support arrangements, which is our largest source of operating cash flows, as well as higher net income.

Net cash used in investing activities increased by $112,000 during the fiscal year ended June 30, 2021, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $942,000 during the fiscal year ended June 30, 2021, principally consisted of proceeds from employee stock plans.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2021 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	2,353	1,530	823	—	—
Total	$2,353	$1,530	$823	$—	$—

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2021 and 2020 totaled approximately $24.6 million and $17.7 million, respectively. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.5 million and $1.8 million, as of June 30, 2021 and 2020, respectively. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro, the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of June 30, 2021 and 2020, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2021 and 2020 and for the years ended June 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts with its customers that may include promises to transfer cloud delivery arrangements, term software licenses, support and professional services. Significant judgment may be required by the Company in determining revenue recognition for these customer agreements, including the determination of whether products and services are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting and the determination of standalone selling prices (“SSP”) for each distinct performance, particularly for services that are not sold separately.

The principal audit considerations for our determination that performing procedures related to the Company’s revenue recognition for customer agreements is a critical audit matter are the significant amount of judgment required by management in this process. Significant judgment is required in determining SSP, including the determination of whether services are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting and the determination of SSP for each distinct performance obligation, particularly for services that are not sold separately.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to the revenue recognition process, including internal controls related to the identification of distinct performance obligations and data used to establish SSP for products and services. These procedures also included reviewing executed contracts for a sample of revenue transactions to assess management’s evaluation of significant terms, including the determination of distinct performance obligations, and testing the amounts recognized as revenue or recorded as deferred revenue. In addition, we tested management’s determination of SSP by performing audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations, and testing selections to corroborate the data underlying the Company’s calculations.

/s/ BPM LLP

We have served as the Company’s auditor since 2008.

San Jose, California

September 10, 2021

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$63,231	$46,609
Restricted cash	7	6
Accounts receivable, less allowance for doubtful accounts of $434 and $384 as of June 30, 2021 and 2020, respectively	26,311	22,708
Costs capitalized to obtain revenue contracts, net	1,323	1,066
Prepaid expenses	3,028	2,514
Other current assets	778	617
Total current assets	94,678	73,520
Property and equipment, net	705	713
Operating lease right-of-use assets	2,191	2,962
Costs capitalized to obtain revenue contracts, net of current portion	2,612	2,380
Intangible assets, net	—	26
Goodwill	13,186	13,186
Other assets, net	1,191	918
Total assets	$114,563	$93,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,068	$2,429
Accrued compensation	8,444	7,916
Accrued liabilities	4,352	3,423
Operating lease liabilities	1,466	1,753
Deferred revenue	46,211	36,644
Total current liabilities	63,541	52,165
Deferred revenue, net of current portion	3,332	4,826
Operating lease liabilities, net of current portion	797	1,385
Other long-term liabilities	832	688
Total liabilities	68,502	59,064
Commitments and contingencies (Note 8 and 9)
Stockholders' equity:
Common stock, $0.001 par value - authorized: 50,000 shares; outstanding: 31,231 and 30,821 shares as of June 30, 2021 and 2020, respectively	31	31
Additional paid-in capital	378,451	374,399
Notes receivable from stockholders	(92)	(90)
Accumulated other comprehensive loss	(1,220)	(1,631)
Accumulated deficit	(331,109)	(338,068)
Total stockholders' equity	46,061	34,641
Total liabilities and stockholders' equity	$114,563	$93,705

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2021	2020
Revenue:
Subscription	$72,371	$66,129
Professional services	5,916	6,600
Total revenue	78,287	72,729
Cost of revenue:
Cost of subscription	13,507	14,398
Cost of professional services	5,760	6,683
Total cost of revenue	19,267	21,081
Gross profit	59,020	51,648
Operating expenses:
Sales and marketing	25,999	19,623
Research and development	17,933	16,638
General and administrative	7,749	7,981
Total operating expenses	51,681	44,242
Income from operations	7,339	7,406
Interest income, net	13	395
Other (expense) income, net	(559)	185
Income before income tax provision	6,793	7,986
Income tax benefit (provision)	166	(778)
Net income	$6,959	$7,208
Per share information:
Earnings per share:
Basic	$0.22	$0.24
Diluted	$0.21	$0.23
Weighted-average shares used in computation:
Basic	$31,007	$30,620
Diluted	$32,597	$31,956
Below is a summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$326	$205
Research and development	$509	$706
Sales and marketing	$657	$551
General and administrative	$208	$399

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended June 30,
	2021	2020
Net income	$6,959	$7,208
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	411	(172)
Total comprehensive income	$7,370	$7,036

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
BALANCES AS OF JULY 1, 2019	30,478	31	371,099	(88)	(1,459)	(345,276)	24,307
Interest on stockholders' notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	210	—	543	—	—	—	543
Issuance of common stock in connection with employee stock purchase plan	133	—	867	—	—	—	867
True-up of issuance costs related to public offering	—	—	29	—	—	—	29
Stock-based compensation	—	—	1,861	—	—	—	1,861
Foreign currency translation adjustments	—	—	—	—	(172)	—	(172)
Net income	—	—	—	—	—	7,208	7,208
BALANCES AS OF JUNE 30, 2020	30,821	31	374,399	(90)	(1,631)	(338,068)	34,641
Interest on stockholders' notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	279	—	1,221	—	—	—	1,221
Issuance of common stock in connection with employee stock purchase plan	131	—	1,131	—	—	—	1,131
Stock-based compensation	—	—	1,700	—	—	—	1,700
Foreign currency translation adjustments	—	—	—	—	411	—	411
Net income	—	—	—	—	—	6,959	6,959
BALANCES AS OF JUNE 30, 2021	31,231	$31	$378,451	$(92)	$(1,220)	$(331,109)	$46,061

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,959	$7,208
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26	268
Amortization of costs capitalized to obtain revenue contracts	1,212	842
Amortization of right-of-use assets	1,635	1,540
Depreciation and amortization	428	304
Provision for doubtful accounts	400	317
Deferred income taxes	(341)	261
Stock-based compensation	1,700	1,861
Gain on disposal of property and equipment	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,767)	(2,882)
Costs capitalized to obtain revenue contracts	(1,536)	(1,812)
Prepaid expenses	(483)	(122)
Other current assets	(151)	401
Other non-current assets	79	175
Accounts payable	626	(1,740)
Accrued compensation	282	2,525
Accrued liabilities	738	1,105
Deferred revenue	6,682	5,272
Operating lease liabilities	(1,726)	(1,640)
Other long-term liabilities	100	176
Net cash provided by operating activities	13,862	14,058
Cash flows from investing activities:
Purchases of property and equipment	(402)	(514)
Net cash used in investing activities	(402)	(514)
Cash flows from financing activities:
Payments on bank borrowings	—	(31)
Proceeds from bank borrowings	—	31
Proceeds from exercise of stock options	1,221	543
Proceeds from employee stock purchase plan	1,131	867
Net cash provided by financing activities	2,352	1,410
Effect of exchange rate differences on cash and cash equivalents	811	(206)
Net increase in cash, cash equivalents and restricted cash	16,623	14,748
Cash, cash equivalents and restricted cash at beginning of year	46,615	31,867
Cash, cash equivalents and restricted cash at end of year	$63,238	$46,615

Supplemental cash flow disclosures:
Cash paid for interest	$—	$2
Cash paid for taxes	$221	$374
ROU assets and lease liabilities recognized from lease modification	$779	$—
Non-cash items:
Purchases of equipment through trade accounts payable	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). More than one hundred eighty leading brands use eGain cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in “other (expense) income, net” in the consolidated statements of operations, and resulted in a gain of $570,000 and a loss of $172,000, in fiscal years ended June 30, 2021 and 2020, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2021 and 2020 we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2021 and 2020, our restricted cash was nominal and expected to be used within one year.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $63.2 million as of June 30, 2021 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. Cisco Systems, Inc. accounted for 21% and 18% of total revenue and BT PLC accounted for 13% and 10% of total revenue in fiscal years 2021 and 2020, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Three partners and customers accounted for 30%, 17%, and 16% of accounts receivable as of June 30, 2021, respectively. Two partners and customers accounted for 23% and 18% of accounts receivable as of June 30, 2020.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $719,000 and $1.4 million as of June 30, 2021 and 2020, respectively, and are included in the accounts receivable balance.

Property and Equipment, Net

Property and equipment, net, is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets, which typically is between three or five years. Leasehold improvements and leased equipment are depreciated on a straight-line basis over the shorter of the lease term or useful life of the asset, which is typically three to five years.

Goodwill and Other Intangible Assets, Net

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2021 and 2020.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years 2021 and 2020, we did not have any such impairment losses.

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

Cost Capitalized to Obtain Revenue Contracts, Net

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

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended June 30, 2021 and 2020.

During the fiscal year ended June 30, 2021 and 2020, we capitalized $1.5 million and $1.8 million of costs to obtain revenue contracts, respectively, and amortized $1.2 million and $842,000 to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $3.9 million and $3.4 million as of June 30, 2021 and June 30, 2020, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2021 and 2020 were $190,000 and $221,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term. Stock-based compensation expense for employee and non-employee awards is recognized as expense over the requisite service period, which is generally in line with the vesting period.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act revised the taxation of U.S. and multinational corporations which significantly reduced the statutory corporate U.S. federal income tax rate from 35% to 21%, imposed limitations on the ability of corporations to deduct interest expense and made taxation changes on U.S. multinational corporation’s foreign operations. The provisions of the Tax Act are complex and likely will be subject to regulatory and administrative guidance. The Tax Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. For the fiscal year ended June 30, 2021, we have $923,000 of GILTI income inclusion and used our net operating losses to offset our taxable income. For the fiscal year ended June 30, 2021, we did not incur any BEAT tax.

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

As of June 30, 2021, we have completed a 382 study under Section 382 of the Internal Revenue Code through June 30, 2020, and have determined there was no loss of NOLs as a result of these changes. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive loss includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the period ended June 30, 2021 is shown in the accompanying consolidated statements of comprehensive income. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2021 and 2020 consists of accumulated foreign currency translation adjustments.

Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by warrants and options in-the-money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Years Ended June 30,
	2021	2020
Net income applicable to common stockholders	$6,959	$7,208
Basic net income per common share	$0.22	$0.24
Weighted average common shares used in computing basic net income per common share	31,007	30,620
Effect of dilutive common equivalents outstanding	1,590	1,336
Weighted average common shares used in computing diluted net income per common share	32,597	31,956
Diluted net income per common share	$0.21	$0.23

Weighted average options to purchase 293,949 and 613,643 shares of common stock as of June 30, 2021 and 2020, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation, and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Information relating to our geographic areas for the fiscal years ended June 30, 2021 and 2020 is as follows (in thousands):

		Operating
	Total	Income	Long-Lived
	Revenue	(Loss)	Assets
Year ended June 30, 2021:
North America	$54,380	$4,936	$350
Europe, Middle East, & Africa	23,907	8,496	85
Asia Pacific	—	(6,093)	270
	$78,287	$7,339	$705
Year ended June 30, 2020:
North America	$44,813	$890	$401
Europe, Middle East, & Africa	27,916	11,944	90
Asia Pacific	—	(5,428)	222
	$72,729	$7,406	$713

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments  - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instrument, ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, ASU No. 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal year 2024 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or the related disclosure.

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

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy revenue is associated with license, maintenance, and support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation and training.

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting, and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon milestone billing or acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Contracts with Multiple Performance Obligations

The Company enters into contracts that can include various combinations of subscriptions, professional services and maintenance and support, which are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the respective standalone selling prices for each performance obligation.

2. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following:

	As of June 30,
	2021	2020

	(in thousands)
Computers and equipment	$3,750	$3,324
Furniture and fixtures	1,029	940
Leasehold improvements	589	554
Total	5,368	4,818
Accumulated depreciation and amortization	(4,663)	(4,105)
Property and equipment, net	$705	$713

Depreciation and amortization expense was $428,000 and $304,000 for the fiscal years ended June 30, 2021 and 2020, respectively. Disposed fixed assets, which were substantially fully-depreciated, were $0 and $920,000 for the years ended June 30, 2021, and 2020, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2021	2020

	(in thousands)
Accrued bonuses	$3,601	$3,223
Accrued vacation	2,636	2,235
Payroll and other employee related costs	1,559	1,745
Accrued commissions	648	713
Accrued compensation	$8,444	$7,916

Accrued liabilities consists of the following:

	As of June 30,
	2021	2020

	(in thousands)
Customer advances	$349	$471
Sales tax payable	796	672
VAT liability	2,190	848
Accrued other liabilities	1,017	1,432
Accrued liabilities	$4,352	$3,423

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the fiscal years ended June 30, 2021 and 2020, respectively:

	Fiscal Year Ended June 30,
	2021	2020

	(in thousands)
Revenue:
SaaS revenue	$66,929	$56,793
Legacy revenue	5,442	9,336
Total subscription	72,371	66,129
Professional services	5,916	6,600
Total revenue	$78,287	$72,729

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2021	2020

	(in thousands)
Revenue:
North America	$54,380	$44,813
EMEA	23,907	27,916
Total Revenue	$78,287	$72,729

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets for the years ended June 30, 2021 and 2020.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of July 1, 2020 ($)	Additions ($)	Deductions ($)	Balance as of June 30, 2021 ($)
Contract liabilities:
Deferred revenue	36,644	87,270	(77,703)	46,211
Deferred revenue, net of current portion	4,826	—	(1,494)	3,332

With respect to deferred revenue balances as of June 30, 2020, $36.5 million was recognized to revenue during fiscal year ended June 30, 2021.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2021, our remaining performance obligations were $65.4 million of which we expect to recognize $55.2 million and $10.2 million as revenue within one year and beyond one year, respectively.

4. INCOME TAXES

Income before income tax (benefit) provision consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
United States	$5,024	$5,260
Foreign	1,769	2,726
Income before income tax (benefit) provision	$6,793	$7,986

The following table reconciles the federal statutory tax rate to the effective tax rate of the income tax (benefit) provision:

	Fiscal Year Ended June 30,
	2021	2020

Federal statutory income tax rate	21.0%	21.0%
Current state taxes, net of federal benefit	2.1	3.3
Foreign rate differential	(1.9)	(0.6)
Research and development credits	(8.5)	(0.6)
Foreign withholding tax	0.5	1.2
Stock-based compensation	(0.8)	(0.3)
Deferred return to provision	(1.8)	0.7
Other items	0.3	0.5
Net change in valuation allowance	(194.4)	(71.5)
Foreign income	2.9	8.5
Expiration of tax attributes	178.2	47.5
Effective tax rate	(2.4)%	9.7%

The components of the income tax (benefit) provision are as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Current (benefit) provision:
Foreign	$31	$401
Federal	—	(12)
State	107	128
Total current:	138	517
Deferred:
Federal	—	62
Foreign	(304)	199
Total deferred:	(304)	261
Income tax (benefit) provision	$(166)	$778

As of June 30, 2021, we had federal and state net operating loss carryforwards of approximately $107.0 million and $14.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2022, if not utilized. We also had federal research and development credit carryforwards of approximately $3.2 million as of June 30, 2021, which will expire at various dates beginning in fiscal year ending June 30, 2022, if not utilized. The California research and development credit carryforwards are approximately $5.7 million as of June 30, 2021 and have an indefinite carryover period.

As of June 30, 2021, we have completed a 382 study under Section 382 of the Internal Revenue Code through June 30, 2020, and have determined there was no loss of NOLs as a result of these changes. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$23,418	$35,105
Research credits	7,728	7,525
Deferred revenue	1,220	2,483
Stock-based compensation	1,136	1,100
Accruals and reserves	2,799	2,898
Lease liability	228	542
Other	46	56
Gross deferred tax assets	36,575	49,709
Less valuation allowance	(35,492)	(48,700)
Net deferred tax assets	$1,083	$1,009
Gross deferred tax liabilities
Right-of-use asset	$(207)	$(500)
Fixed assets	(38)	(20)
Gross deferred tax liabilities	(245)	(520)
Total deferred tax assets, net *	$838	$489

*included in other assets on consolidated balance sheet

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our U.S. net deferred tax assets. With respect to our foreign operations, we expect to utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carryforwards which had previously been valued against, change in valuation allowance, stock-based compensation, GILTI inclusion, research and development credits, and our foreign operations.

The net valuation allowance decreased by $13.2 million and $5.7 million for the fiscal years ended June 30, 2021 and 2020, respectively.

We have not provided for taxes on $18.7 million of undistributed earnings of our foreign subsidiaries as of June 30, 2021. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction and potential state taxes.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Beginning balance	$1,691	$1,665
Increases in balances related to tax positions taken during current periods	71	26
Ending balance	$1,762	$1,691

There is no amount of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2021 and 2020, respectively. No accrued interest and penalties have been recognized in the tax provision related to unrecognized tax benefits.

We do not anticipate the amount of existing unrecognized tax benefit to significantly increase or decrease during the next twelve months. Our policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 2001 and 2019 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years. The Company is not currently under audit with either the IRS, foreign, or any state or local jurisdictions, nor has it been notified of any other potential future income tax audit. The federal and California statute of limitations remains open for three and four years, respectively, from the date of utilization of any net operating loss or credits.

5. STOCKHOLDERS’ EQUITY

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2021 as follows:

Reserved
Stock
Options
Stock options outstanding	2,735,512
Stock available for future grants or issuance:
2005 Stock Incentive Plan	944,527
2005 Management Stock Option Plan	68,649
2017 Employee Stock Purchase Plan	643,075
Total reserved shares of common stock for issuance	4,391,763

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2021 and 2020, no shares of preferred stock are issued or outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

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

The following table represents the activity under the 2005 Management Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2019	68,649	1,317,726	$3.56
Options Granted	—	—	$—
Options Exercised	—	(39,209)	$2.89
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2020	68,649	1,278,517	$3.58
Options Granted	—	—	$—
Options Exercised	—	(106,000)	$4.30
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2021	68,649	1,172,517	$3.51

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2019	347,703	1,503,607	$4.67
Shares Added	1,000,000	—	$—
Options Granted	(350,125)	350,125	$8.29
Options Exercised	—	(170,475)	$2.52
Options Forfeited / Expired	75,808	(75,808)	$6.40
Balance as of June 30, 2020	1,073,386	1,607,449	$5.60
Options Granted	(207,700)	207,700	$12.07
Options Exercised	—	(173,313)	$4.41
Options Forfeited / Expired	78,841	(78,841)	$8.69
Balance as of June 30, 2021	944,527	1,562,995	$6.44

No shares were granted to consultants during the fiscal year ended June 30, 2021.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2021:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.5-$2.13	142,542	2.61	$1.78	137,505	$1.78
$2.5-$2.5	1,196,559	5.24	$2.50	1,123,861	$2.50
$3.4-$5.28	385,649	3.30	$4.38	365,503	$4.43
$5.31-$7.2	275,392	4.38	$6.34	244,877	$6.31
$7.47-$8.2	274,638	7.57	$7.90	135,111	$7.90
$8.23-$12.15	326,482	8.46	$10.28	106,020	$10.50
$12.25-$13.75	90,500	7.53	$13.41	52,213	$13.70
$14.275-$14.275	12,200	9.21	$14.28	—	$—
$14.4-$14.4	3,550	7.12	$14.40	2,514	$14.40
$19.11-$19.11	28,000	9.29	$19.11	—	$—
$1.5-$19.11	2,735,512	5.50	$5.18	2,167,604	$4.22

The summary of options vested and exercisable as of June 30, 2021 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	2,735,512	$5.18	$17,693,123	5.50
Fully vested and expected to vest options	2,667,951	$5.07	$17,536,993	5.42
Options exercisable	2,167,604	$4.22	$15,880,275	4.84

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $11.48 as of June 30, 2021 that would have been received by the option holders, had they exercised their options on June 30, 2021. The total intrinsic value of stock options exercised was $2.0 million and $1.3 million during fiscal years 2021 and 2020, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock-based compensation expense consists of expenses for stock options and our employee stock purchase plan (ESPP).

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

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Non-cash stock-based compensation expense	$(1,700)	$(1,861)
Income tax expense	(51)	(56)
Net income effect	$(1,751)	$(1,917)

The Company recognized $51,000 and $56,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal year ended June 30, 2021 and 2020, respectively. There is no income tax effect that has been recognized relating to the stock-based compensation expense in the US due to full valuation allowance.

Total stock-based compensation includes expense related to non-employee awards of $47,000 and $120,000 during the fiscal years ended June 30, 2021 and 2020, respectively.

Total stock-based compensation includes expense related to the ESPP of $473,000 and $294,000 during the fiscal year ended June 30, 2021 and 2020, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2021 and 2020, there were 207,700 and 350,125 options granted, respectively, with a weighted average grant date fair value of $6.60 and $4.50, per share, respectively.

We used the following assumptions:

	Fiscal Year Ended June 30,
	2021	2020
Dividend yield	—	—
Expected volatility	72%	70%
Average risk-free interest rate	0.50%	1.37%
Expected life (in years)	4.35	4.33

The fair value of the ESPP stock purchase right is estimated on the date of grant using the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2021	2020
Expected term (in years)	0.50	0.50
Volatility	69%	65%
Expected dividend	—	—
Risk-free interest rate	1.27%	1.88%
Fair Value of grants per share	$3.64	$2.97

During the fiscal year ended June 30, 2021, employees were granted the right to purchase an aggregate of 152,092 shares under the ESPP, and compensation expense related to those purchase rights for the fiscal year ended June 30, 2021 was $473,000. During the fiscal year ended June 30, 2021, 130,408 shares were purchased and 643,075 shares remain available to be purchased pursuant to the 2017 ESPP.

As of June 30, 2021 unrecognized compensation expense related to purchase rights that will be recognized over a weighted average period of 0.42 years was $231,000.

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

The following table summarizes stock-based compensation expense relating to stock options for the year ended June 30, 2021 and 2020, respectively (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Cost of revenue	$222	$144
Research and development	347	599
Sales and marketing	501	467
General and administrative	157	357
Total	$1,227	$1,567

Total unamortized compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2021 was $1.1 million which is expected to be recognized over the weighted average period of 1.23 years.

6. INTANGIBLE ASSETS

Intangible assets are amortized over the estimated lives, as follows (in thousands, except expected life):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2021	Life	Category
Customer relationships - maintenance contracts	1,610	(1,610)	—	6	Cost of recurring
	$1,610	$(1,610)	$—

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2020	Life	Category
Customer relationships - maintenance contracts	1,610	(1,584)	26	6	Cost of recurring
	$1,610	$(1,584)	$26

Amortization expense related to the above intangible assets for fiscal year ended June 30, 2021 and 2020 was $26,000 and $268,000, respectively.

7. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2025. Additionally, we are the sublessor for certain office space. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are recognized at the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

The following table presents information about the weighted average lease term and discount rate as follows:

As of June 30, 2021
Weighted average remaining lease term (in years)	1.78
Weighted average discount rate	4.75%

The following table presents information about leases on our consolidated statement of operations (in thousands):

Fiscal Year Ended
June 30, 2021
Operating lease expense	$1,770
Short-term lease expense	4
Sublease income	(618)

The following table presents supplemental cash flow information about our leases (in thousands):

Fiscal Year Ended
June 30, 2021
Operating cash outflows from operating leases	$1,948
Right-of-use assets obtained in exchange for new operating lease liabilities	—

As of June 30, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal year 2022	$1,530
Fiscal year 2023	574
Fiscal year 2024	249
Total minimum lease payments	2,353
Less: Imputed interest	(90)
Total	$2,263

8. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2021 and 2020, we contributed approximately $569,000 and $463,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $534,000 and $466,000, for the fiscal years ended June 30, 2021 and 2020, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2021 and 2020.

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

Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2021, we have paid all non-cancelable contractual agreements related to these software licenses.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2021 and 2020.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2021 and 2020, cash equivalents classified as level 1 instruments were measured at $55.4 million and $41.8 million, respectively.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2021 and 2020, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

	(in thousands, except per share data)
Fiscal Year 2021
Revenue	$19,063	$19,233	$19,743	$20,248	$78,287
Gross profit	$14,432	$14,522	$14,897	$15,169	$59,020
Income from operations	$2,352	$1,896	$1,577	$1,514	$7,339
Net income	$2,044	$1,606	$1,261	$2,048	$6,959
Basic net income per share	$0.06	$0.05	$0.04	$0.07	$0.22
Diluted net income per share	$0.06	$0.05	$0.04	$0.06	$0.21

Fiscal Year 2020
Revenue	$17,190	$18,155	$18,354	$19,030	$72,729
Gross profit	$11,875	$12,911	$12,854	$14,007	$51,648
Income from operations	$1,095	$2,002	$1,757	$2,553	$7,406
Net income	$1,217	$1,973	$1,867	$2,151	$7,208
Basic net income per share	$0.04	$0.06	$0.06	$0.07	$0.24
Diluted net income per share	$0.04	$0.06	$0.06	$0.07	$0.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the heading “Election of Directors” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2021 Annual Meeting of Stockholders (Proxy Statement).

Certain information required by this item concerning executive officers is set forth in Part I, Item 1 of this report under the caption “Information About Our Executive Officers” and is incorporated herein by reference.

The information contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “2021 Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The following table summarizes our equity compensation plans as of June 30, 2021:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	1,562,995	$6.44	944,527
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	1,172,517	$3.51	68,649
Total	2,735,512	$5.18	1,013,176

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2021 and 2020.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2021 and 2020

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2021	$384	$400	$(350)	$434
Year ended June 30, 2020	$320	$317	$(253)	$384

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

3(ii)

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended (Form S-1)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1).

4.2

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30,2020).

10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1).

10.2#

eGain Corporation Amended and Restated 2005 Stock Incentive Plan (as amended through August 30 2019) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.3#	Amended and Restated 2005 Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.4#	Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.5#	eGain Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

10.6

Credit Agreement dated as of November 21, 2014 among the Registrant, certain subsidiaries of the Registrant. Wells Fargo Bank N.A. as agent and the lenders party thereto (incorporated by reference to Exhibit 10.6 the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020).

10.7

Amendment Number One to Credit Agreement dated as of September 1, 2015 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.7 the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020).

10.8

Amendment Number Two to Credit Agreement dated as of January 27, 2017 among the Registrant, certain subsidiaries of the Registrant, Wells Fargo Bank, N.A., as agent and the lenders party thereto (incorporated by reference to Exhibit 10.8 the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020).

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

21.1	Subsidiaries of eGain.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan or arrangement.
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

eGain Corporation

Date: September 10, 2021	By:	/s/ ASHUTOSH ROY
Ashutosh Roy Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ashutosh Roy and Eric N. Smit, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2021
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 10, 2021
Eric N. Smit	(Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 10, 2021
Christine Russell

/s/ GUNJAN SINHA	Director	September 10, 2021
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 10, 2021
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 10, 2021
Brett Shockley