Form 10-Q
period 2021-09-30
EGAIN Corp
filed 2021-11-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,388,300 as of November 11, 2021.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

3

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$70,414	$63,231
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $154 and $434 as of September 30, 2021 and June 30, 2021, respectively	11,400	26,311
Costs capitalized to obtain revenue contracts, net	1,378	1,323
Prepaid expenses	2,304	3,028
Other current assets	832	778
Total current assets	86,335	94,678
Property and equipment, net	751	705
Operating lease right-of-use assets (Note 5)	4,696	2,191
Costs capitalized to obtain revenue contracts, net of current portion	2,797	2,612
Goodwill	13,186	13,186
Other assets, net	1,378	1,191
Total assets	$109,143	$114,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,721	$3,068
Accrued compensation	7,126	8,444
Accrued liabilities	2,452	4,352
Operating lease liabilities (Note 5)	1,328	1,466
Deferred revenue	40,590	46,211
Total current liabilities	53,217	63,541
Deferred revenue, net of current portion	2,720	3,332
Operating lease liabilities, net of current portion (Note 5)	3,348	797
Other long-term liabilities	830	832
Total liabilities	60,115	68,502
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 50,000 shares; outstanding: 31,387 shares as of September 30, 2021 and 31,231 shares as of June 30, 2021	31	31
Additional paid-in capital	380,969	378,451
Notes receivable from stockholders	(93)	(92)
Accumulated other comprehensive loss	(1,321)	(1,220)
Accumulated deficit	(330,558)	(331,109)
Total stockholders' equity	49,028	46,061
Total liabilities and stockholders' equity	$109,143	$114,563

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2021	2020
Revenue:
Subscription	$20,145	$17,747
Professional services	1,306	1,316
Total revenue	21,451	19,063
Cost of revenue:
Cost of subscription	3,487	3,222
Cost of professional services	1,811	1,409
Total cost of revenue	5,298	4,631
Gross profit	16,153	14,432
Operating expenses:
Research and development	5,609	4,505
Sales and marketing	7,404	5,631
General and administrative	2,449	1,944
Total operating expenses	15,462	12,080
Income from operations	691	2,352
Interest income, net	2	3
Other income (expense), net	10	(163)
Income before income tax provision	703	2,192
Income tax provision	(152)	(148)
Net income	$551	$2,044
Per share information:
Earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.06
Weighted-average shares used in computation:
Basic	31,280	30,853
Diluted	32,762	32,508

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net income	$551	$2,044
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(101)	144
Total comprehensive income	$450	$2,188

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2021	31,231	$31	$378,451	$(92)	$(1,220)	$(331,109)	$46,061
Interest on stockholders' notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	156	—	411	—	—	—	411
Stock-based compensation	—	—	2,107	—	—	—	2,107
Foreign currency translation adjustments	—	—	—	—	(101)	—	(101)
Net income	—	—	—	—	—	551	551
Balances as of September 30, 2021	31,387	$31	$380,969	$(93)	$(1,321)	$(330,558)	$49,028

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	103	—	488	—	—	—	488
Stock-based compensation	—	—	470	—	—	—	470
Foreign currency translation adjustments	—	—	—	—	144	—	144
Net income	—	—	—	—	—	2,044	2,044
Balances as of September 30, 2020	30,924	$31	$375,357	$(91)	$(1,487)	$(336,024)	$37,786

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$551	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	26
Amortization of costs capitalized to obtain revenue contracts	356	250
Amortization of right-of-use assets	241	406
Depreciation	111	93
Provision of doubtful accounts	(162)	—
Deferred income taxes	(187)	(78)
Stock-based compensation	2,107	470
Loss on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	14,846	7,598
Costs capitalized to obtain revenue contracts	(646)	(14)
Prepaid expenses	716	506
Other current assets	(56)	(169)
Other non-current assets	—	(41)
Accounts payable	(1,369)	(1,316)
Accrued compensation	(1,258)	(750)
Accrued liabilities	(1,858)	521
Deferred revenue	(5,893)	(3,398)
Operating lease liabilities	(336)	(427)
Other long-term liabilities	7	14
Net cash provided by operating activities	7,170	5,734
Cash flows from investing activities:
Purchase of property and equipment	(131)	(79)
Net cash used in investing activities	(131)	(79)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	411	488
Net cash provided by financing activities	411	488
Effect of change in exchange rates on cash and cash equivalents	(267)	348
Net increase in cash, cash equivalents and restricted cash	7,183	6,491
Cash, cash equivalents and restricted cash at beginning of period	63,238	46,615
Cash, cash equivalents and restricted cash at end of period	$70,421	$53,106

Supplemental cash flow disclosures:
Cash paid for taxes	$112	$142
ROU assets and lease liabilities recognized from lease modification	$2,762	—
Non-cash items:
Purchases of equipment through accounts payable	$25	—

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2022 refer to fiscal year ending June 30, 2022.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three months ended September 30, 2021 and 2020, are unaudited.  The condensed consolidated balance sheet as of June 30, 2021 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2021, included in our Annual Report on Form 10-K. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2022.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from estimates. We make estimates that we believe to be reasonable based on historical experience and other assumptions. Significant estimates and assumptions made by management include the following:

●	Standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;
●	Estimate of variable consideration for performance obligations in connection with Topic 606;
●	Period of benefit associated with capitalized costs to obtain revenue contracts;
●	Valuation, measurement and recognition of current and deferred income taxes;
●	Fair value of stock-based awards;
●	Useful lives of intangible assets; and
●	Lease term and incremental borrowing rate for lease liabilities.

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

Pronouncements Recently Adopted

In August 2018, FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance to determine which implementation costs to recognize and defer as an asset. We adopted this guidance as of our first quarter of fiscal year 2021 with no impact on our condensed consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes. We adopted this guidance as of our first quarter of fiscal year 2022 with no impact on our condensed consolidated financial statements.

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

We allocate the transaction price to each performance obligation on a relative SSP. The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

Subscription Revenue

The following customer arrangements are recognized ratably over the contract term as the performance obligations are delivered:

●	Cloud delivery arrangements;
●	Maintenance and support arrangements; and
●	Term license subscriptions which incorporate on-premise software licenses and substantial cloud functionality that are not distinct in the context of our arrangements are considered highly interrelated and represent a single combined performance obligation.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. As the sales in connection with the royalty revenue agreement are reported by the customer a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

Contracts with Multiple Performance Obligations

The Company enters into contracts that can include various combinations of subscriptions, professional services and maintenance and support, which are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the respective SSP for each performance obligation.

Costs Capitalized to Obtain Revenue Contracts, Net

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

Costs capitalized related to new revenue contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Commissions for renewal contracts relating to our cloud-based arrangements are expensed when incurred, as we do not consider renewal contracts to be commensurate with initial customer contracts. Historically, any commission associated with renewals have been immaterial. Amortization of costs to obtain revenue contracts is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the periods ended September 30, 2021 and 2020.

During the three months ended September 30, 2021 and 2020, we capitalized $646,000 and $14,000 of costs to obtain revenue contracts, respectively, and amortized $356,000 and $250,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were approximately $4.2 million and $3.9 million as of September 30, 2021 and June 30, 2021, respectively.

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

The following table presents our operating income among our three operating regions (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Revenue:
North America	$15,228	$13,768
Europe, Middle East, & Africa	6,223	5,295
Total revenue	$21,451	$19,063
Income from operations:
North America	$38	$1,675
Europe, Middle East, & Africa	2,442	2,046
Asia Pacific	(1,789)	(1,369)
Income from operations	$691	$2,352

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2021	2021
Long-lived Assets:
North America	$365	$350
Europe, Middle East, & Africa	104	85
Asia Pacific	282	270
Long-lived Assets	$751	$705

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Two customers, who are also our partners, accounted for 24% and 13%, respectively, of total revenue during the three months ended September 30, 2021. Two customers, who are also partners, accounted for 19% and 11% of total revenue during the three months ended September 30, 2020, respectively.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled approximately $1.2 million and $719,000 as of September 30, 2021, and June 30, 2021, respectively, and are included in the accounts receivable balance.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Stock-based compensation expense consists of expenses for stock options granted under our Amended and Restated 2005 Management Stock Option Plan and our Amended and Restated 2005 Stock Incentive Plan and our 2017 employee stock purchase plan (ESPP).

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$518	$74
Research and development	540	158
Sales and marketing	509	133
General and administrative	540	105
Total stock-based compensation expense	$2,107	$470

Total stock-based compensation includes expense related to non-employee awards of approximately $55,000 and $51,000 during the three months ended September 30, 2021, and 2020, respectively.

Total stock-based compensation includes expense related to the ESPP of approximately $132,000 and $102,000 for the three months ended September 30, 2021, and 2020, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended September 30, 2021 and 2020, we granted options to purchase 2,950,560 and 41,200 shares of common stock with a weighted-average fair value of $7.30 and $6.34 per share, respectively.

We used the following assumptions:

	Three Months Ended
	September 30,
	2021	2020
Expected volatility	70%	72%
Average risk-free interest rate	0.80%	0.27%
Expected life (in years)	4.68	4.34
Dividend yield	—	—

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

On June 1, 2021, employees were granted the right to purchase an aggregate of 80,018 shares under the ESPP, and compensation expense related to those purchase rights for the three months ended September 30, 2021 was $132,000.

On June 1, 2020, employees were granted the right to purchase an aggregate of 58,096 shares under the ESPP, and compensation expense related to those purchase rights for the three months ended September 30, 2020 was $102,000.

As of September 30, 2021, there were 643,075 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2021 there was approximately $18.9 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.91 years. There were 156,170 and 102,905 options exercised during the three months ended September 30, 2021 and 2020, respectively.

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

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,
	2021	2020
Revenue:
SaaS revenue	$19,194	$15,970
Legacy revenue	951	1,777
Total subscription revenue	20,145	17,747
Professional services revenue	1,306	1,316
Total revenue	$21,451	$19,063

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended
	September 30,
	2021	2020
Revenue:
North America	$15,228	$13,768
Europe, Middle East, & Africa	6,223	5,295
Total revenue	$21,451	$19,063

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were contract assets of unbilled accounts receivable of $1.2 million and $719,000 for the period ended September 30, 2021 and 2020, respectively.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2021 ($)	Additions ($)	Deductions ($)	Balance as of September 30, 2021 ($)
Contract liabilities:
Deferred revenue	46,211	16,065	(21,686)	40,590
Deferred revenue, net of current portion	3,332	—	(612)	2,720

$15.0 million of the deferred revenue deductions during the three months ended September 30, 2021, were from amounts outstanding as of June 30, 2021.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2021, our remaining performance obligations were $71.9 million, of which we expect to recognize $52.8 million and $19.1 million as revenue within one year and beyond one year, respectively.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net income per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2021	2020
Net income	$551	$2,044
Per share information:
Earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.06
Weighted-average shares used in computation:
Basic	31,280	30,853
Effect of dilutive options	1,482	1,655
Diluted	32,762	32,508

Weighted-average shares of stock options to purchase 1,372,400 and 232,206 shares of common stock for the three months ended September 30, 2021 and 2020, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes (ASC 740). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market environment due to COVID-19, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the utilization of net operating loss carry-forwards which had previously been valued against as well as our foreign operations.

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

As of June 30, 2021, we completed a 382 study under Section 382 of the Internal Revenue Code through June 30, 2020, and have determined there was no loss of NOLs as a result of these changes. Utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of September 30, 2021, we estimate $729,000 of GILTI income inclusion and used our net operating losses to offset our taxable income.

5.	LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2027. Additionally, we are the sublessor for certain office space. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are recognized at the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

Total operating lease costs were $366,000 and $440,000 for the three months ended September 30, 2021 and 2020, respectively.

Operating lease amounts above do not include sublease income. The Company secured a sublease agreement with a third party and recognized sublease income of $154,000 for the three months ended September 30, 2021 and 2020.

For the three ended September 30, 2021 and 2020, operating cash outflows for operating leases were $460,000 and $464,000, respectively.

During the three months ended September 30, 2021, the Company modified one of its existing operating leases by extending it to 2027, which resulted in an increase to operating lease right-of-use assets and operating lease liabilities in the amount of $2.8 million.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	September 30,	June 30,
	2021	2021
Assets:
Operating lease right-of-use assets	$4,696	$2,191
Liabilities:
Operating lease liabilities	1,328	1,466
Operating lease liabilities, net of current portion	3,348	797

The following table presents information about the weighted average lease term and discount rate as follows:

	Three Months Ended
	September 30,
	2021	2020
Weighted average remaining lease term (in years)	4.67	1.81
Weighted average discount rate	4.89%	4.79%

As of September 30, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2022	$1,222
Fiscal 2023	1,197
Fiscal 2024	896
Fiscal 2025	668
Fiscal 2026	688
Thereafter	528
Total minimum lease payments	5,199
Less: Imputed interest	(523)
Total	$4,676

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2021 and June 30, 2021, cash equivalents classified as level 1 instruments were measured at $54.1 million and $55.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2021.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involves risks and uncertainties include statements as to:

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company:

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software is intensely competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business has not had a material adverse impact on our business. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees, among other things.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Change
SaaS revenue	$19,194	$15,970	$3,224	20%
Legacy revenue	951	1,777	(826)	(46)%
Total subscription revenue	$20,145	$17,747	$2,398	14%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Change
SaaS revenue	$19,194	$15,970	$3,224	20%
Professional services revenue	1,306	1,316	(10)	(1)%
Total SaaS and professional services revenue:	$20,500	$17,286	$3,214	19%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2021	2020
Income from operations	$691	$2,352
Add:
Stock-based compensation	2,107	470
Amortization of intangibles assets	—	26
Non-GAAP income from operations	$2,798	$2,848

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to provide a combined fixed fee and per agent fee, for each software license sold containing the embedded software to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606-10-55-65 revenue guidance (Topic 606), since these arrangements are for sales-

based licenses of intellectual property, the Company recognizes revenue only as the subsequent sale occurs. However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

As of September 30, 2021, our remaining performance obligations were $71.9 million, of which we expect to recognize $52.8 million and $19.1 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2021	2020
Revenue:
Subscription	94%	93%
Professional services	6%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	16%	17%
Cost of professional services	9%	7%
Total cost of revenue	25%	24%
Gross profit	75%	76%
Operating expenses:
Research and development	26%	24%
Sales and marketing	35%	30%
General and administrative	11%	10%
Total operating expenses	72%	64%
Income from operations	3%	12%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Subscription	$20,145	$17,747	$2,398	14%
Professional services	1,306	1,316	(10)	(1)%
Total revenue	$21,451	$19,063	$2,388	13%

Total revenue increased $2.4 million during the three months ended September 30, 2021, compared to the same period in 2020, respectively, due to an increase in SaaS revenue of $3.2 million during the three months ended September 30, 2021, compared to the same period in 2020. This increase was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model and a decline in professional service revenue as we continue to see a reduction in time required for an average implementation project, as a result of the improvements to our product deployment process.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $356,000 and $233,000 in total revenue during the three months ended September 30, 2021 and 2020, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
SaaS revenue	$19,194	$15,970	$3,224	20%
Percentage of total revenue	89%	84%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $3.2 million during the three months ended September 30, 2021, compared to the same period in 2020.

SaaS revenue represents 89% and 84% of total revenue for the three months ended September 30, 2021 and 2020, respectively. This represented an increase in SaaS revenue of 20% for the three months ended September 30, 2021 as compared to the comparable period in 2020.

Excluding an increase of $296,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $2.9 million during the three months ended September 30, 2021 as compared to the comparable period in 2020. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

Legacy Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Legacy revenue	$951	$1,777	$(826)	(46)%
Percentage of total revenue	4%	9%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $826,000 during the three months ended September 30, 2021, compared to the same period in 2020. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding an increase of $39,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $865,000 during the three months ended September 30, 2021, as compared to the comparable period in 2020.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Professional services revenue	$1,306	$1,316	$(10)	(1)%
Percentage of total revenue	6%	7%

Professional services revenue includes consulting, implementation and training. Revenue from professional services decreased by $10,000 during the three months ended September 30, 2021, compared to the same period in 2020. These decreases were primarily due to continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation project. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease.

Excluding an increase of $21,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $31,000 during the three months ended September 30, 2021, as compared to the comparable period in 2020.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Domestic	$15,228	$13,768	$1,460	11%
International	6,223	5,295	928	18%
Total revenue	$21,451	$19,063	$2,388	13%

Revenue from domestic sales increased by 11% from $13.8 million during the three months ended September 30, 2020 to $15.2 million during the three months ended September 30, 2021, due to increases of $2.1 million in SaaS revenue; partially offset by a decrease of (i) $98,000 in professional services revenue and (ii) $579,000 in legacy revenue.

Revenue from international sales increased by 18% from $5.3 million for the three months ended September 30, 2020 to $6.2 million during the three months ended September 30, 2021, due to increases of (i) $1.1 million in Saas revenue and (ii) $88,000 in professional services revenue; partially offset by a decrease in $247,000 in legacy revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Subscription	$3,487	$3,222	$265	8%
Professional services	1,811	1,409	402	29%
Total cost of revenue	$5,298	$4,631	$667	14%
Percentage of total revenue	25%	24%
Gross margin	75%	76%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased by $265,000 during the three months ended September 30, 2021, from the comparable period in 2020. This increase was primarily due to increases of (i) $283,000 in personnel-related costs and (ii) $125,000 in cloud-computing costs during the three months ended September 30, 2021, from the comparable period in 2020. This was partially offset by a decrease of (i) $144,000 in outside consulting costs and (ii) $26,000 in intanglible amortization costs during the three months ended September 30, 2021, from the comparable period in 2020.

Excluding an increase of $28,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $237,000 during the three months ended September 30, 2021, from the comparable period in 2020. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services increased by $402,000 during the three months ended September 30, 2021, from the comparable period in 2020. The increase for the three months ended September 30, 2021 was primarily due to increases in personnel-related costs of $397,000 and partially offset by a decrease of $15,000 in outside consulting costs.

Excluding an increase of $20,000 due to foreign exchange rate fluctuation, cost of professional services increased by $382,000 during the three months ended September 30, 2021, from the comparable period in 2020.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Research and development	$5,609	$4,505	$1,104	25%
Percentage of total revenue	26%	24%

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

Research and development expense increased 25% to $5.6 million for the three months ended September 30, 2021, from $4.5 million in the comparable period in 2020. Excluding a increase of $48,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased primarily due to an increase of (i) $1.1 million in personnel-related costs and (ii) $19,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Sales and marketing	$7,404	$5,631	$1,773	31%
Percentage of total revenue	35%	30%

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

Sales and marketing expenses increased 31% to $7.4 million for the three months ended September 30, 2021, from $5.6 million in the comparable period in 2020. Excluding an increase of $107,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased primarily due to increases of (i) $1.8 in personnel-related expenses and (ii) $37,000 in outside consulting costs; offset by a decrease of $136,000 in marketing program expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
General and administrative	$2,449	$1,944	$505	26%
Percentage of total revenue	11%	10%

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

General and administrative expenses increased 26% to $2.4 million for the three months ended September 30, 2021, from $1.9 million in the same period in 2020. Excluding an increase of $26,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased primarily due to increases of (i) $574,000 in personnel-related expenses, (ii) $38,000 in legal expenses, (iii) $37,000 in outside consulting costs, (iv) $11,000 in investor relations expenses; partially offset by a decrease (i) $158,000 in bad debt expenses and (ii) $22,000 in accounting, audit, and administrative expenses.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to increase or remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2021	2020	Change
Income from operations	$691	$2,352	$(1,661)	(71)%
Operating margin	3%	12%

Income from operations was $691,000 with an operating margin of 3% during the three months ended September 30, 2021. Income from operations during the three months ended September 30, 2021 included (i) $2.1 million of stock-based compensation and (ii) $356,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Income, Net

Interest income, net primarily consists of interest earned on money market accounts. Interest income, net was income of $2,000 and $3,000 during the three months ended September 30, 2021 and 2020, respectively. Interest income, net decreased in the three months ended September 30, 2021, as compared to comparable period in 2020, primarily due to an unfavorable shift in interest rates from money market accounts. We expect interest income in future quarters to remain relatively constant, as we continue to see volatility in interest rates for the duration of and possibly beyond the COVID-19 pandemic.

Other Income (Expense), Net

Other income (expense), net was income of $10,000 and expense of $163,000 during the three months ended September 30, 2021 and 2020, respectively. Other expense, net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of September 30, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provisions of $152,000 and $148,000 for the three months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2021 and 2020, our principal sources of liquidity were cash and cash equivalents and accounts receivable, totaling $81.8 million and $89.5 million, respectively. Our cash, cash equivalents and restricted cash were $70.4 million and $63.2 million as of September 30, 2021 and June 30, 2021, respectively.

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

Cash Flows

For the three months ended September 30, 2021 and 2020, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$7,170	$5,734
Net cash used in investing activities	(131)	(79)
Net cash provided by financing activities	411	488

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $1.4 million during the three months ended September 30, 2021, from the comparable period in 2020, driven primarily by the timing of payments for accounts receivable received from customers for new cloud arrangements and the renewal of existing cloud and support.

Net cash used in investing activities increased by $52,000 during the three months ended September 30, 2021, from the comparable period in 2020, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $77,000 during the three months ended September 30, 2021, from the comparable period in 2020. Our current proceeds consist primarily of proceeds from the exercise of employee stock options.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of September 30, 2021, the future non-cancelable minimum payments under these commitments were approximately $2.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2021 totaled approximately $20.8 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.1 million. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels as of September 30, 2021, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications Laboratories, Inc., LivePerson, Inc., and NICE Ltd., and Verint Systems Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, salesforce.com Inc., and ServiceNow, Inc., and similar companies that may attempt to sell customer engagement software to their installed base.

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

We derived 29% and 28% our revenue from international sales during the three months ended ended September 30, 2021 and 2020, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2021 approximately 40% of our workforce was employed in India. Of our employees in India, 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Our products may infringe on issued patents that may relate to our products because patent applications in the United States are not publicly disclosed until the patent is issued, and hence applications may have been filed which relate to our software products. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. Litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 31% of our outstanding capital stock as of September 30, 2021, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 27% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 6. Exhibits

Exhibits No.	Description of Exhibits

10.1#	eGain Corporation Amended and Restated 2005 Stock Incentive Plan, as amended through August 25, 2021.

10.2#	eGain Corporation Amended and Restated 2005 Management Stock Option Plan, as amended through August 25, 2021.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
#	Indicates management contract or compensatory plan or arrangement.

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

Dated: November 12, 2021	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)