Form 10-Q
period 2021-12-31
EGAIN Corp
filed 2022-02-07
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EGAN	The Nasdaq Stock Market, LLC

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,493,654 as of February 4, 2022.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$68,481	$63,231
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $227 and $384 as of December 31, 2021 and June 30, 2021, respectively	14,773	26,311
Costs capitalized to obtain revenue contracts, net	1,473	1,323
Prepaid expenses	1,916	3,028
Other current assets	842	778
Total current assets	87,492	94,678
Property and equipment, net	750	705
Operating lease right-of-use assets	4,420	2,191
Costs capitalized to obtain revenue contracts, net of current portion	3,102	2,612
Goodwill	13,186	13,186
Other assets, net	1,378	1,191
Total assets	$110,328	$114,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,580	$3,068
Accrued compensation	6,396	8,444
Accrued liabilities	2,978	4,352
Operating lease liabilities	1,178	1,466
Deferred revenue	39,009	46,211
Total current liabilities	51,141	63,541
Deferred revenue, net of current portion	2,543	3,332
Operating lease liabilities, net of current portion	3,091	797
Other long-term liabilities	889	832
Total liabilities	57,664	68,502
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 and 50,000 shares; outstanding: 31,493 and 31,231 shares as of December 31, 2021 and June 30, 2021, respectively	31	31
Additional paid-in capital	385,467	378,451
Notes receivable from stockholders	(94)	(92)
Accumulated other comprehensive loss	(1,356)	(1,220)
Accumulated deficit	(331,384)	(331,109)
Total stockholders' equity	52,664	46,061
Total liabilities and stockholders' equity	$110,328	$114,563

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Subscription	$21,306	$17,699	$41,451	$35,447
Professional services	1,787	1,534	3,092	2,849
Total revenue	23,093	19,233	44,543	38,296
Cost of revenue:
Cost of subscription	3,521	3,248	7,008	6,470
Cost of professional services	2,580	1,463	4,392	2,873
Total cost of revenue	6,101	4,711	11,400	9,343
Gross profit	16,992	14,522	33,143	28,953
Operating expenses:
Research and development	6,186	4,508	11,795	9,013
Sales and marketing	8,155	6,266	15,558	11,897
General and administrative	3,281	1,852	5,730	3,796
Total operating expenses	17,622	12,626	33,083	24,706
(Loss) Income from operations	(630)	1,896	60	4,247
Interest income, net	2	2	4	6
Other expense, net	(29)	(160)	(19)	(323)
(Loss) Income before income tax provision	(657)	1,738	45	3,930
Income tax provision	(169)	(132)	(320)	(280)
Net (loss) income	$(826)	$1,606	$(275)	$3,650
Per share information:
(Loss) Earnings per share:
Basic	$(0.03)	$0.05	$(0.01)	$0.12
Diluted	$(0.03)	$0.05	$(0.01)	$0.11
Weighted-average shares used in computation:
Basic	31,430	30,967	31,355	30,910
Diluted	31,430	32,732	31,355	32,605

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net (loss) income	$(826)	$1,606	$(275)	$3,650
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(35)	217	(136)	361
Total comprehensive (loss) income	$(861)	$1,823	$(411)	$4,011

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2021	31,387	$31	$380,969	$(93)	$(1,321)	$(330,558)	$49,028
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	41	—	119	—	—	—	119
Issuance of common stock in connection with employee stock purchase plan	65	—	558	—	—	—	558
Stock-based compensation	—	—	3,821	—	—	—	3,821
Foreign currency translation adjustments	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(826)	(826)
Balances as of December 31, 2021	31,493	$31	$385,467	$(94)	$(1,356)	$(331,384)	$52,664

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2020	30,924	31	375,357	(91)	(1,487)	(336,024)	$37,786
Issuance of common stock upon exercise of stock options	67	—	255	—	—	—	255
Issuance of common stock in connection with employee stock purchase plan	57	—	508	—	—	—	508
Stock-based compensation	—	—	426	—	—	—	426
Foreign currency translation adjustments	—	—	—	—	217	—	217
Net income	—	—	—	—	—	1,606	1,606
Balances as of December 31, 2020	31,048	$31	$376,546	$(91)	$(1,270)	$(334,418)	$40,798

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2021	31,231	$31	$378,451	$(92)	$(1,220)	$(331,109)	$46,061
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	197	—	530	—	—	—	530
Issuance of common stock in connection with employee stock purchase plan	65	—	558	—	—	—	558
Stock-based compensation	—	—	5,928	—	—	—	5,928
Foreign currency translation adjustments	—	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	—	(275)	(275)
Balances as of December 31, 2021	31,493	$31	$385,467	$(94)	$(1,356)	$(331,384)	$52,664

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	170	—	743	—	—	—	743
Issuance of common stock in connection with employee stock purchase plan	57	—	508	—	—	—	508
Stock-based compensation	—	—	896	—	—	—	896
Foreign currency translation adjustments	—	—	—	—	361	—	361
Net income	—	—	—	—	—	3,650	3,650
Balances as of December 31, 2020	31,048	$31	$376,546	$(91)	$(1,270)	$(334,418)	$40,798

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(275)	$3,650
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	—	26
Amortization of costs capitalized to obtain revenue contracts	732	562
Amortization of right-of-use assets	518	829
Depreciation	228	199
(Recovery of) provision for doubtful accounts	(77)	207
Deferred income taxes	(198)	(21)
Stock-based compensation	5,928	896
Loss on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	11,413	6,657
Costs capitalized to obtain revenue contracts	(1,415)	(370)
Prepaid expenses	1,105	723
Other current assets	(68)	64
Other non-current assets	9	24
Accounts payable	(1,485)	(597)
Accrued compensation	(2,004)	(2,286)
Accrued liabilities	(1,335)	230
Deferred revenue	(7,718)	(4,056)
Operating lease liabilities	(743)	(800)
Other long-term liabilities	66	11
Net cash provided by operating activities	4,681	5,947
Cash flows from investing activities:
Purchases of property and equipment	(276)	(317)
Net cash used in investing activities	(276)	(317)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	530	743
Proceeds from employee stock purchase plan	558	508
Net cash provided by financing activities	1,088	1,251
Effect of change in exchange rates on cash and cash equivalents	(243)	714
Net increase in cash, cash equivalents and restricted cash	5,250	7,595
Cash, cash equivalents and restricted cash at beginning of period	63,238	46,615
Cash, cash equivalents and restricted cash at end of period	$68,488	$54,210

Supplemental cash flow disclosures:
Cash paid for taxes	$151	$176
ROU assets and lease liabilities recognized from lease modification	$2,762	—
Non-cash items:
Purchases of equipment through trade accounts payable	$7	$11

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2021 and the condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the three and six months ended December 31, 2021 and 2020, are unaudited.  The condensed consolidated balance sheet as of June 30, 2021 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. As the sales in connection with the royalty revenue agreement are reported by the customer a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the periods ended December 31, 2021 and 2020.

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

During the three and six months ended December 31, 2021, we capitalized $769,000 and $1.4 million of costs to obtain revenue contracts, respectively, and amortized $376,000 and $732,000 to sales and marketing expense, respectively.

During the three and six months ended December 31, 2020, we capitalized $343,000 and $370,000 of costs to obtain revenue contracts, respectively, and amortized $305,000 and $562,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $4.6 million and $3.9 million as of December 31, 2021 and June 30, 2021, respectively.

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

Our sales are derived from North America and Europe, Middle East, and Africa and is disclosed in Note 2. However, we incur operating expenses in the North America, Europe, Middle East, Africa and Asia Pacific regions.

The following table presents our operating (loss) income among our three operating regions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
(Loss) Income from operations:
North America	$(1,116)	$1,643	$(1,079)	$3,318
Europe, Middle East, & Africa	2,305	1,968	4,748	4,014
Asia Pacific	(1,819)	(1,715)	(3,609)	(3,085)
(Loss) Income from operations	$(630)	$1,896	$60	$4,247

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2021	2021
Long-lived Assets:
North America	$389	$350
Europe, Middle East, & Africa	119	85
Asia Pacific	242	270
Long-lived Assets	$750	$705

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. Two customers, who are also our partners, accounted for 23% and 12%, respectively, of total revenue during both the three and six months ended December 31, 2021. The same partners, accounted for 19% and 13%, respectively, of total revenue during the three months ended December 31, 2020 and 18% and 10%, respectively, for the six months ended December 31, 2020.

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

In certain Company contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $689,000 and $719,000 as of December 31, 2021, and June 30, 2021, respectively, and are included in the accounts receivable balance on the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Stock-based compensation expense consists of expenses for stock options granted under our Amended and Restated 2005 Management Stock Option Plan, and our Amended and Restated 2005 Stock Incentive Plan and our 2017 employee stock purchase plan (ESPP).

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$1,006	$80	$1,524	$155
Research and development	988	144	1,527	302
Sales and marketing	750	175	1,259	306
General and administrative	1,077	27	1,618	133
Total stock-based compensation expense	$3,821	$426	$5,928	$896

Total stock-based compensation includes expense related to non-employee awards of $75,000 and $130,000 during the three and six months ended December 31, 2021, respectively. Total stock-based compensation includes expense related to non-employee awards of $17,000 and $33,000 during the three and six months ended December 31, 2020, respectively.

Total stock-based compensation includes expense related to the ESPP of $93,000 and $225,000 for the three and six months ended December 31, 2021, respectively. Total stock-based compensation includes expense related to the ESPP of $115,000 and $217,000 for the three and six months ended December 31, 2020, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended December 31, 2021 and 2020, we granted options to purchase 241,379 and 75,375 shares of common stock with a weighted-average fair value of $5.78 and $7.69 per share, respectively.

During the six months ended December 31, 2021 and 2020, we granted options to purchase 3,191,939 and 116,575 shares of common stock with a weighted-average fair value of $7.19 and $7.21 per share, respectively.

We used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Expected volatility	69%	72%	70%	72%
Average risk-free interest rate	1.18%	0.37%	0.83%	0.34%
Expected life (in years)	4.68	4.36	4.68	4.35
Dividend yield	—	—	—	—

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

On December 1, 2021, employees were granted the right to purchase an aggregate of 86,928 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2021 was $47,000

On December 1, 2020, employees were granted the right to purchase an aggregate of 74,752 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2020 was $48,000

On December 17, 2021, our board of directors authorized an additional 600,000 shares of common stock to be available for issuance under ESPP. As of December 31, 2021, there were 1,178,409 shares of common stock available for issuance under the ESPP.

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

As of December 31, 2021 there was approximately $15.8 million of total unrecognized compensation cost, net of expected forefeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.8 years. There were 41,309 and 67,149 options exercised during the three months ended December 31, 2021 and 2020, respectively. There were 197,479 and 170,054 options exercised during the six months ended December 31, 2021 and 2020, respectively.

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

Goodwill and Other Intangible Assets, Net

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment during the three and six months ended December 31, 2021.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
SaaS revenue	$20,451	$16,177	$39,645	$32,148
Legacy revenue	855	1,522	1,806	3,299
Total subscription revenue	21,306	17,699	41,451	35,447
Professional services revenue	1,787	1,534	3,092	2,849
Total revenue	$23,093	$19,233	$44,543	$38,296

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
North America	$16,764	$13,168	$31,992	$26,937
Europe, Middle East, & Africa	6,329	6,065	12,551	11,359
Total revenue	$23,093	$19,233	$44,543	$38,296

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were contract assets of unbilled accounts receivable of $689,000 as of December 31, 2021 and none as of December 31, 2020.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2021 ($)	Additions ($)	Deductions* ($)	Balance as of December 31, 2021 ($)
Contract liabilities:
Deferred revenue	46,211	37,567	(44,769)	39,009
Deferred revenue, net of current portion	3,332	—	(789)	2,543

*Deductions include revenue recognized from beginning of period and impact of foreign currency translation.

$11.8 million and $26.8 million of deferred revenue as of June 30, 2021 was recognized to revenue during the three and six months ended December 31, 2021.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of December 31, 2021, our remaining performance obligations were $89.8 million of which we expect to recognize $58.7 million and $31.1 million as revenue within one year and beyond one year, respectively.

3. NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net (loss) income is reported, the weighted-average number of shares is increased by warrants and options in the money to calculate diluted net (loss) income per common share.

The following table represents the calculation of basic and diluted net (loss) income per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net (loss) income	$(826)	$1,606	$(275)	$3,650
Per share information:
(Loss) Earnings per share:
Basic	$(0.03)	$0.05	$(0.01)	$0.12
Diluted	$(0.03)	$0.05	$(0.01)	$0.11
Weighted-average shares used in computation:
Basic	31,430	30,967	31,355	30,910
Effect of dilutive options	—	1,765	—	1,695
Diluted	31,430	32,732	31,355	32,605

Weighted-average shares of stock options to purchase 3,326,313 and 160,077 shares of common stock for the three months ended December 31, 2021 and 2020, respectively, and weighted-average shares of stock options to purchase 2,349,356 and 223,235 shares of common stock for the six months ended December 31, 2021 and 2020, respectively, were not included in the computation of diluted net (loss) income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of December 31, 2021, we estimate $365,000 of GILTI income inclusion and used our net operating losses to offset our taxable income.

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

Total operating lease costs were $331,000 and $452,000 for the three months ended December 31, 2021 and 2020, respectively. Total operating lease costs were $698,000 and $895,000 for the six months ended December 31, 2021 and 2020, respectively.

Operating lease amounts above do not include sublease income. The Company secured a sublease agreement with a third party and recognized sublease income of $154,000 for the three months ended December 31, 2021 and 2020, and $309,000 for the six months ended December 31, 2021 and 2020.

For the three and six months ended December 31, 2021, operating cash outflows for operating leases were $460,000 and $918,000, respectively. For the three and six months ended December 31, 2020, operating cash outflows for operating leases were $552,000 and $1.0 million, respectively.

During the six months ended December 31, 2021, the Company modified one of its existing operating leases by extending it to 2027, which resulted in an increase to operating lease right-of-use assets and operating lease liabilities in the amount of $2.8 million.

The following tables present information about leases on our condensed consolidated balance sheet (in thousands):

	December 31,	June 30,
	2021	2021
Assets:
Operating lease right-of-use assets	$4,420	$2,191
Liabilities:
Operating lease liabilities	1,178	1,466
Operating lease liabilities, net of current portion	3,091	797

The following table presents information about the weighted average lease term and discount rate as follows:

	As of December 31, 2021	As of June 30, 2021
Weighted average remaining lease term (in years)	4.45	1.78
Weighted average discount rate	4.90%	4.75%

As of December 31, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2022	$761
Fiscal 2023	1,197
Fiscal 2024	896
Fiscal 2025	668
Fiscal 2026	688
Thereafter	528
Total minimum lease payments	4,738
Less: Imputed interest	(469)
Total	$4,269

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2021 and June 30, 2021, cash equivalents classified as level 1 instruments were measured at $55.9 million and $55.4 million, respectively.

8. STOCKHOLDERS’ EQUITY

On December 17, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of December 31, 2021, and June 30, 2021, the Company had 31,493,000 and 31,231,000 shares of common stock issued and outstanding, respectively.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2021	2020	Change		2021	2020	Change
SaaS revenue	$20,451	$16,177	$4,274	26%	$39,645	$32,148	$7,497	23%
Legacy revenue	855	1,522	(667)	(44)%	1,806	3,299	(1,493)	(45)%
Total subscription revenue	$21,306	$17,699	$3,607	20%	$41,451	$35,447	$6,004	17%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2021	2020	Change		2021	2020	Change
SaaS revenue	$20,451	$16,177	$4,274	26%	$39,645	$32,148	$7,497	23%
Professional services revenue	1,787	1,534	253	16%	3,092	2,849	243	9%
Total SaaS and professional services revenue:	$22,238	$17,711	$4,527	26%	$42,737	$34,997	$7,740	22%

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

The following table presents a reconciliation of GAAP (loss) income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
(Loss) Income from operations	$(630)	$1,896	$60	$4,247
Add:
Stock-based compensation	3,821	426	5,928	896
Amortization of intangibles assets	—	—	—	26
Non-GAAP income from operations	$3,191	$2,322	$5,988	$5,169

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

We believe that the assumptions and estimates, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, associated with revenue recognition, stock-based compensation, allowance for doubtful accounts, the valuation of goodwill and intangible assets, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. We evaluate these estimates on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of December 31, 2021, our remaining performance obligations were $89.8 million, of which we expect to recognize $58.7 million and $31.1 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Subscription	92%	92%	93%	93%
Professional services	8%	8%	7%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	15%	17%	16%	17%
Cost of professional services	11%	7%	10%	7%
Total cost of revenue	26%	24%	26%	24%
Gross profit	74%	76%	74%	76%
Operating expenses:
Research and development	27%	23%	26%	24%
Sales and marketing	35%	33%	35%	31%
General and administrative	14%	10%	13%	10%
Total operating expenses	76%	66%	74%	65%
(Loss) Income from operations	(2)%	10%	0%	11%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2021 and 2020, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Subscription	$21,306	$17,699	$3,607	20%	$41,451	$35,447	$6,004	17%
Professional services	1,787	1,534	253	16%	3,092	2,849	243	9%
Total revenue	$23,093	$19,233	$3,860	20%	$44,543	$38,296	$6,247	16%

Total revenue increased $3.9 million and $6.2 million during the three and six months ended December 31, 2021, compared to the same periods in 2020, respectively, due to an increase in SaaS revenue of $4.3 million and $7.5 million during the three and six months ended December 31, 2021, compared to the same periods in 2020. The increase for the three months ended December 31, 2021 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model. The increase for the six months ended December 31, 2021 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in increases of $121,000 and $72,000 in total revenue during the three months ended December 31, 2021 and 2020, respectively. Foreign exchange rate fluctuation resulted in an increase of $479,000 and $515,000 for the six months ended December 31, 2021 and 2020, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
SaaS revenue	$20,451	$16,177	$4,274	26%	$39,645	$32,148	$7,497	23%
Percentage of total revenue	88%	84%			89%	84%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $4.3 million and $7.5 million during the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

SaaS revenue represents 88% of total revenue for the three and six months ended December 31, 2021, respectively, compared to 84% during the same periods in 2020. This represented an increase in SaaS revenue of 26% and 23% for the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020.

Excluding increases of $107,000 and $396,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $4.2 million and $7.1 million during the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020.

Legacy Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Legacy revenue	$855	$1,522	$(667)	(44)%	$1,806	$3,299	$(1,493)	(45)%
Percentage of total revenue	4%	8%			4%	9%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $667,000 and $1.5 million during the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding increases of $6,000 and $49,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $661,000 and $1.5 million during the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Professional services revenue	$1,787	$1,534	$253	16%	$3,092	$2,849	$243	9%
Percentage of total revenue	8%	8%			7%	7%

Professional services revenue includes consulting, implementation, managed services and training. Revenue from professional services increased by $253,000 and $243,000 during the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020. The increase for three and six months ended December 31, 2021 compared to the prior year was primarily due to new customer implementations and an increase in managed services.

Excluding increases of $8,000 and $33,000 due to foreign exchange rate fluctuation, professional services revenue increased by $245,000 and decreased by $210,000 during the three and six months ended December 31, 2021, respectively,  compared to the same periods in 2020.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
North America	$16,764	$13,168	$3,596	27%	$31,992	$26,937	$5,055	19%
International	6,329	6,065	264	4%	12,551	11,359	1,192	10%
Total revenue	$23,093	$19,233	$3,860	20%	$44,543	$38,296	$6,247	16%

Revenue from North America sales increased by 27% from $13.2 million during the three months ended December 31, 2020 to $16.8 million during the three months ended December 31, 2021 due to increases of (i) $3.7 million in SaaS revenue and (ii) $351,000 in professional services revenue; partially offset by a decrease of $436,000 in legacy revenue.

Revenue from North America sales increased by 19% from $26.9 million during the six months ended December 31, 2020 to $32.0 million during the six months ended December 31, 2021 due to increases of (i) $5.8 million in SaaS revenue, and (ii) $253,000 in professional services revenue; partially offset by a decrease of $1.0 million in professional services revenue.

Revenue from international sales increased by 4% from $6.1 million for the three months ended December 31, 2020 to $6.3 million during the three months ended December 31, 2021, due to increases of $593,000 in SaaS revenue; offset by a decrease of (i) $231,000 in legacy revenue and (ii) $97,000 in professional services revenue.

Revenue from international sales increased by 11% from $11.4 million for the six months ended December 31, 2020 to $12.6 million during the six months ended December 31, 2021, due to increases of (i) $1.7 million in SaaS revenue; and partially offset by a decrease of $479,000 in legacy revenue and (ii) $1,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Subscription	$3,521	$3,248	$273	8%	$7,008	$6,470	$538	8%
Professional services	2,580	1,463	1,117	76%	4,392	2,873	1,519	53%
Total cost of revenue	$6,101	$4,711	$1,390	30%	$11,400	$9,343	$2,057	22%
Percentage of total revenue	26%	24%			26%	24%
Gross margin	74%	76%			74%	76%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $273,000 during the three months ended December 31, 2021, from the same period in fiscal year 2020. This increase was primarily due to increases of (i) $249,000 in cloud-computing costs, (ii) $92,000 in personnel-related costs; partially offset by a decrease of $73,000 in outside consulting costs.

Cost of subscription revenue increased by $538,000 during the six months ended December 31, 2021, from the same period in fiscal year 2020. This increase was primarily due to increases of (i) $372,000 in personnel-related costs and (ii) $374,000 in cloud-computing costs; partially offset by a decrease of $217,000 in outside consulting costs.

Excluding increases of $5,000 and $35,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $268,000 and $503,000 during the three and six months ended December 31, 2021, respectively, from the same periods in 2020. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock based-compensation and allocated overhead.

Cost of professional services increased $1.1 million during the three months ended December 31, 2021, from the same period in 2020. This increase was primarily due to increases of $1.1 million in personnel-related costs, of which $1.0 million is associated with stock based-compensation cost; partially offset with a decrease of $3,000 in outside consulting costs.

Cost of professional services increased by $1.5 million during the six months ended December 31, 2021, from the same period in 2020. This increase was primarily due to increases of $1.5 million in personnel-related costs, all of which is mainly associated with stock based-compensation cost; partially offset with a decrease of $18,000 in outside consulting costs.

Excluding increases of $5,000 and $28,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $1.1 million and $1.5 million during the three and six months ended December 31, 2021, respectively, compared to the same periods in 2020.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Research and development	$6,186	$4,508	$1,678	37%	$11,795	$9,013	$2,782	31%
Percentage of total revenue	27%	23%			26%	24%

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

Research and development expense increased 37% to $6.2 million for the three months ended December 31, 2021, from $4.5 million in the same period in 2020. Excluding an increase of $2,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to an increase of (i) $1.6 million in personnel-related costs, of which $988,000 is associated with stock based-compensation cost, and (ii) $46,000 from outside consulting costs.

Research and development expense increased 31% to $11.8 million for the six months ended December 31, 2021, from $9.0 million in the same period in 2020. Excluding an increase of $55,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to an increase of $2.7 million in personnel-related costs, of which $1.5 million is associated with stock based-compensation cost, and $65,000 from outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Sales and marketing	$8,155	$6,266	$1,889	30%	$15,558	$11,897	$3,661	31%
Percentage of total revenue	35%	33%			35%	31%

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

Sales and marketing expenses increased 30% to $8.2 million for the three months ended December 31, 2021, from $6.3 million in the same period in fiscal year 2020. Excluding an increase of $38,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $1.7 million in personnel-related expenses, of which $750,000 is associated with stock based-compensation cost, and (ii) $185,000 in marketing program expenses; offset by a decrease of $59,000 in outside consulting expenses.

Sales and marketing expenses increased 31% to $15.6 million for the six months ended December 31, 2021, from $11.9 million in the same period in fiscal year 2020. Excluding an increase of $150,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $3.5 million in personnel-related expenses, of which $1.3 million is associated with stock based-compensation cost, and (ii) $51,000 in marketing program expenses; offset by a decrease of $22,000 in outside consulting expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
General and administrative	$3,281	$1,852	$1,429	77%	$5,730	$3,796	$1,934	51%
Percentage of total revenue	14%	10%			13%	10%

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

General and administrative expenses increased 77% to $3.3 million for the three months ended December 31, 2021, from $1.9 million in the same period in fiscal year 2020. Excluding an increase of $7,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $1.3 million in personnel-related expenses, of which $1.1 million is associated with stock based-compensation cost, (ii) $174,000 in accounting, audit, and administrative expenses, (iii) $47,000 in outside consulting expenses, and (iv) $15,000 in legal expenses; primarily offset by a decrease of $129,000 in bad debt expenses.

General and administrative expenses increased 51% to $5.7 million for the six months ended December 31, 2021, from $3.8 million in the same period in 2020. Excluding an increase of $30,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $1.9 million in personnel-related expenses, of which $1.6 million is associated with stock based-compensation cost, (ii) $154,000 in accounting, audit, and administrative expenses, (iii) $84,000 in outside consulting expenses, (iv) $53,000 in legal expenses, and (v) $13,000 in investor relations expense.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

(Loss) Income from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
(Loss) Income from operations	$(630)	$1,896	$(2,526)	(133)%	$60	$4,247	$(4,187)	(99)%
Operating margin	(2)%	10%			0%	11%

Loss from operations was $630,000 with an operating loss margin of 2% during the three months ended December 31, 2021. Loss from operations during the three months ended December 31, 2021 included $3.8 million of stock-based compensation and $376,000 of amortization of costs capitalized to obtain revenue contracts.

Income from operations was $60 million with a break even margin of 0% during the six months ended December 31, 2021. Income from operations during the six months ended December 31, 2021 included $5.9 million of stock-based compensation and $732,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Income, Net

Interest income, net consists of interest earned on money market accounts and interest paid on bank borrowings. Interest income, net was income of $2,000 during the three months ended December 31, 2021 and 2020, respectively. Interest income, net was income of $4,000 and $6,000 during the six months ended December 31, 2021 and 2020, respectively. We expect interest income in future quarters to remain relatively low compared to previous periods, as we continue to see low yields in interest rates for the duration of and possibly beyond the COVID-19 pandemic.

Other Income (Expense), Net

Other expense, net was expense of $29,000 and $160,000 during the three months ended December 31, 2021 and 2020, respectively. Other income (expense), net was expense of $19,000 and $323,000 during the six months ended December 31, 2021 and 2020, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of December 31, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provisions of $46,000 and $198,000 for the three and six months ended December 31, 2021, respectively. We recorded income tax provision of $132,000 and $280,000 for the three and six months ended December 31, 2020, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2021 and June 30, 2021, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $83.3 million and $89.5 million, respectively. Our cash, cash equivalents and restricted cash were $68.5 million and $63.2 million as of December 31, 2021 and June 30, 2021, respectively.

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

Cash Flows

For the six months ended December 31, 2021 and 2020, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2021	2020
Net cash provided by operating activities	$4,680	$5,947
Net cash used in investing activities	(276)	(317)
Net cash provided by financing activities	1,088	1,251

Cash provided by operating activities mainly consists of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $1.3 million during the six months ended December 31, 2021, from the same period in 2020, driven primarily by the timing of payments for accounts payable and accrued liabilities.

Net cash used in investing activities decreased by $41,000 during the six months ended December 31, 2021, from the same period in 2020, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $163,000 during the six months ended December 31, 2021, from the same period in 2020. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As December 31, 2021, the future non-cancelable minimum payments under these commitments were approximately $4.7 million.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2021 totaled approximately $20.9 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.1 million between December 31, 2021 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between December 31, 2021 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 27% and 32% of our revenue from international sales during three months ended December 31, 2021 and 2020, respectively. We derived 28% and 30% of our revenue from international sales during the six months ended December 31, 2021 and 2020, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2021 approximately 44% of our workforce was employed in India. Of our employees in India, 47% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 31% of our outstanding capital stock as of December 31, 2021, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 27% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 6. Exhibits

Exhibits No.	Description of Exhibits

3(i)	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed on December 10, 2021).

10.1#

eGain Corporation Amended and Restated 2005 Stock Incentive Plan (as amended through October 11, 2021) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2021).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 7, 2022	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)