Form 10-Q
period 2022-03-31
EGAIN Corp
filed 2022-05-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,820,787 as of May 6, 2022.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$70,495	$63,231
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $83 and $384 as of March 31, 2022 and June 30, 2021, respectively	18,181	26,311
Costs capitalized to obtain revenue contracts, net	1,505	1,323
Prepaid expenses	2,252	3,028
Other current assets	1,016	778
Total current assets	93,456	94,678
Property and equipment, net	890	705
Operating lease right-of-use assets	4,177	2,191
Costs capitalized to obtain revenue contracts, net of current portion	3,216	2,612
Goodwill	13,186	13,186
Other assets, net	1,498	1,191
Total assets	$116,423	$114,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,100	$3,068
Accrued compensation	8,133	8,444
Accrued liabilities	4,133	4,352
Operating lease liabilities	1,068	1,466
Deferred revenue	38,051	46,211
Total current liabilities	53,485	63,541
Deferred revenue, net of current portion	2,990	3,332
Operating lease liabilities, net of current portion	2,819	797
Other long-term liabilities	870	832
Total liabilities	60,164	68,502
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 and 50,000 shares; outstanding: 31,821 and 31,231 shares as of March 31, 2022 and June 30, 2021, respectively	31	31
Additional paid-in capital	389,987	378,451
Notes receivable from stockholders	(95)	(92)
Accumulated other comprehensive loss	(1,665)	(1,220)
Accumulated deficit	(331,999)	(331,109)
Total stockholders' equity	56,259	46,061
Total liabilities and stockholders' equity	$116,423	$114,563

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
Subscription	$21,728	$18,078	$63,179	$53,525
Professional services	2,176	1,665	5,268	4,514
Total revenue	23,904	19,743	68,447	58,039
Cost of revenue:
Cost of subscription	3,803	3,341	10,811	9,811
Cost of professional services	2,734	1,505	7,125	4,378
Total cost of revenue	6,537	4,846	17,936	14,189
Gross profit	17,367	14,897	50,511	43,850
Operating expenses:
Research and development	6,193	4,371	17,988	13,384
Sales and marketing	8,693	6,927	24,252	18,824
General and administrative	2,957	2,022	8,687	5,818
Total operating expenses	17,843	13,320	50,927	38,026
(Loss) Income from operations	(476)	1,577	(416)	5,824
Interest income	3	5	7	10
Other income (expense), net	200	(378)	182	(700)
(Loss) Income before income tax (provision) benefit	(273)	1,204	(227)	5,134
Income tax (provision) benefit	(342)	57	(663)	(223)
Net (loss) income	$(615)	$1,261	$(890)	$4,911
Per share information:
(Loss) Earnings per share:
Basic	$(0.02)	$0.04	$(0.03)	$0.16
Diluted	$(0.02)	$0.04	$(0.03)	$0.15
Weighted-average shares used in computation:
Basic	31,647	31,068	31,451	30,962
Diluted	31,647	32,618	31,451	32,646

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net (loss) income	$(615)	$1,261	$(890)	$4,911
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(309)	(38)	(445)	323
Total comprehensive (loss) income	$(924)	$1,223	$(1,335)	$5,234

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2021	31,493	$31	$385,467	$(94)	$(1,356)	$(331,384)	$52,664
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	328	—	1,512	—	—	—	1,512
Stock-based compensation	—	—	3,008	—	—	—	3,008
Foreign currency translation adjustments	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	(615)	(615)
Balances as of March 31, 2022	31,821	$31	$389,987	$(95)	$(1,665)	$(331,999)	$56,259

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2020	31,048	31	376,546	(91)	(1,270)	(334,418)	$40,798
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	44	—	201	—	—	—	201
Stock-based compensation	—	—	368	—	—	—	368
Foreign currency translation adjustments	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	1,261	1,261
Balances as of March 31, 2021	31,092	$31	$377,115	$(92)	$(1,308)	$(333,157)	$42,589

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2021	31,231	$31	$378,451	$(92)	$(1,220)	$(331,109)	$46,061
Interest on stockholder notes	—	—	—	(3)	—	—	(3)
Issuance of common stock upon exercise of stock options	525	—	2,042	—	—	—	2,042
Issuance of common stock in connection with employee stock purchase plan	65	—	558	—	—	—	558
Stock-based compensation	—	—	8,936	—	—	—	8,936
Foreign currency translation adjustments	—	—	—	—	(445)	—	(445)
Net loss	—	—	—	—	—	(890)	(890)
Balances as of March 31, 2022	31,821	$31	$389,987	$(95)	$(1,665)	$(331,999)	$56,259

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2020	30,821	$31	$374,399	$(90)	$(1,631)	$(338,068)	$34,641
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	214	—	944	—	—	—	944
Issuance of common stock in connection with employee stock purchase plan	57	—	508	—	—	—	508
Stock-based compensation	—	—	1,264	—	—	—	1,264
Foreign currency translation adjustments	—	—	—	—	323	—	323
Net income	—	—	—	—	—	4,911	4,911
Balances as of March 31, 2021	31,092	$31	$377,115	$(92)	$(1,308)	$(333,157)	$42,589

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(890)	$4,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	—	26
Amortization of costs capitalized to obtain revenue contracts	1,124	872
Amortization of right-of-use assets	791	1,231
Depreciation	348	313
(Recovery of) provision for doubtful accounts	(3)	323
Deferred income taxes	(317)	92
Stock-based compensation	8,936	1,264
Loss on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	7,649	7,148
Costs capitalized to obtain revenue contracts	(2,004)	(1,050)
Prepaid expenses	757	602
Other current assets	(251)	(14)
Other non-current assets	(4)	40
Accounts payable	(960)	(1,338)
Accrued compensation	(197)	(730)
Accrued liabilities	(127)	(499)
Deferred revenue	(7,907)	(6,966)
Operating lease liabilities	(1,161)	(1,300)
Other long-term liabilities	63	83
Net cash provided by operating activities	5,847	5,007
Cash flows from investing activities:
Purchases of property and equipment	(542)	(354)
Net cash used in investing activities	(542)	(354)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	2,042	944
Proceeds from employee stock purchase plan	558	508
Net cash provided by financing activities	2,600	1,452
Effect of change in exchange rates on cash and cash equivalents	(641)	700
Net increase in cash, cash equivalents and restricted cash	7,264	6,805
Cash, cash equivalents and restricted cash at beginning of period	63,238	46,615
Cash, cash equivalents and restricted cash at end of period	$70,502	$53,420

Supplemental cash flow disclosures:
Cash paid for taxes	$307	$94
ROU assets and lease liabilities recognized from lease modification	$2,820	779
Non-cash items:
Purchases of equipment through trade accounts payable	$95	$—

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Approximately one hundred seventy leading brands use eGain cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2022 refer to fiscal year ending June 30, 2022.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2022 and the condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the three and nine months ended March 31, 2022 and 2021, are unaudited.  The condensed consolidated balance sheet as of June 30, 2021 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

We allocate the transaction price to each performance obligation based on relative SSP. The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. As the sales in connection with the royalty revenue agreement are reported by the customer a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the periods ended March 31, 2022 and 2021.

Professional Services Revenue

Professional services revenue includes system implementation, consulting and training. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon milestone billing or customer acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

During the three and nine months ended March 31, 2022, we capitalized $604,000 and $2.0 million of costs to obtain revenue contracts, respectively, and amortized $392,000 and $1.1 million to sales and marketing expense, respectively.

During the three and nine months ended March 31, 2021, we capitalized $677,000 and $1.1 million of costs to obtain revenue contracts, respectively, and amortized $309,000 and $872,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $4.7 million and $3.9 million as of March 31, 2022 and June 30, 2021, respectively, on our condensed consolidated balance sheets.

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

The following table presents our (loss) income from operations among our three operating regions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
(Loss) Income from operations:
North America	$(1,065)	$996	$(2,144)	$4,314
Europe, Middle East, & Africa	2,171	2,131	6,918	6,145
Asia Pacific	(1,582)	(1,550)	(5,190)	(4,635)
(Loss) Income from operations	$(476)	$1,577	$(416)	$5,824

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2022	2021
Long-lived Assets:
North America	$496	$350
Europe, Middle East, & Africa	122	85
Asia Pacific	272	270
Long-lived Assets	$890	$705

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. Two customers, who are also our partners, accounted for 20% and 10%, respectively, of total revenue during the three months ended March 31, 2022 and 22% and 12%, respectively, during the nine months ended March 31, 2022. The same partners, accounted for 23% and 13%, respectively, of total revenue during the three months ended March 31, 2021 and 20% and 12%, respectively, for the nine months ended March 31, 2021. Three different customers accounted for more than 10% of our gross accounts receivable balance as of March 31, 2022 and 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We extend unsecured credit to our customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. We write off a receivable after collection efforts have been exhausted and the amount is deemed uncollectible. We maintain an allowance for doubtful accounts which is based on historical losses and the number of days past due for collection. Receivables are written off against the allowance when we have exhausted collection efforts without success. Recovered written off receivables are recorded as they occur.

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $913,000 and $719,000 as of March 31, 2022, and June 30, 2021, respectively, and are included in the accounts receivable balance on the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Stock-based compensation expense consists of expenses for stock options granted under our Amended and Restated 2005 Management Stock Option Plan, our Amended and Restated 2005 Stock Incentive Plan, and our 2017 employee stock purchase plan (ESPP).

The ESPP provides that eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-

month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock.

Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Stock-Based Compensation Expense:
Cost of revenue	$825	$88	$2,349	$243
Research and development	783	92	2,310	394
Sales and marketing	580	169	1,840	475
General and administrative	820	19	2,437	152
Total stock-based compensation expense	$3,008	$368	$8,936	$1,264

Total stock-based compensation includes expense related to non-employee awards of $49,000 and $179,000 during the three and nine months ended March 31, 2022, respectively. Total stock-based compensation includes expense related to non-employee awards of $12,000 and $21,000 during the three and nine months ended March 31, 2021, respectively.

Total stock-based compensation includes expense related to the ESPP of $138,000 and $363,000 for the three and nine months ended March 31, 2022, respectively. Total stock-based compensation includes expense related to the ESPP of $137,000 and $354,000 for the three and nine months ended March 31, 2021, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended March 31, 2022 and 2021, we granted options to purchase 197,365 and 47,050 shares of common stock with a weighted-average fair value of $6.31 and $5.98 per share, respectively.

During the nine months ended March 31, 2022 and 2021, we granted options to purchase 3,390,004 and 163,625 shares of common stock with a weighted-average fair value of $7.14 and $6.86 per share, respectively.

We used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Expected volatility	69%	72%	70%	72%
Average risk-free interest rate	1.82%	0.60%	0.89%	0.41%
Expected life (in years)	4.66	4.36	4.68	4.35
Dividend yield	—	—	—	—

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

On December 1, 2020, employees were granted the right to purchase an aggregate of 74,752 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2021 was $87,000 and $185,000, respectively. Employees purchased an aggregate of 57,361 shares under the ESPP for the nine months ended March 31, 2021.

On December 1, 2021, employees were granted the right to purchase an aggregate of 86,928 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2022 was $138,000 and $185,000, respectively. Employees purchased an aggregate of 64,666 shares under the ESPP for nine months ended March 31, 2022.

On December 17, 2021, our board of directors authorized an additional 600,000 shares of common stock to be available for issuance under ESPP. As of March 31, 2022, there were 1,178,409 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2022 there was approximately $13.6 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.8 years. There were 327,738 and 43,796 options exercised during the three months ended March 31, 2022 and 2021, respectively. There were 525,217 and 213,850 options exercised during the nine months ended March 31, 2022 and 2021, respectively.

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

Goodwill and Other Intangible Assets, Net

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and nine months ended March 31, 2022.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
SaaS revenue	$20,686	$16,875	$60,331	$49,023
Legacy revenue	1,042	1,203	2,848	4,502
Total subscription revenue	21,728	18,078	63,179	53,525
Professional services revenue	2,176	1,665	5,268	4,514
Total revenue	$23,904	$19,743	$68,447	$58,039

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
North America	$17,480	$13,630	$49,472	$40,566
Europe, Middle East, & Africa	6,424	6,113	18,975	17,473
Total revenue	$23,904	$19,743	$68,447	$58,039

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were contract assets of unbilled accounts receivable of $913,000 as of March 31, 2022 and $719,000 as of June 30, 2021, on our condensed consolidated balance sheets.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2021 ($)	Balance as of March 31, 2022 ($)
Contract liabilities:
Deferred revenue	46,211	38,051
Deferred revenue, net of current portion	3,332	2,990

$8.9 million and $35.8 million of deferred revenue as of June 30, 2021 was recognized to revenue during the three and nine months ended March 31, 2022. Total deferred revenue includes additions of $60,415 and deductions of $68,917 for the nine months ended March 31, 2022. Deductions consist of revenue recognized from beginning of period and impact of foreign currency translation.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2022, our remaining performance obligations were $84.2 million of which we expect to recognize $53.4 million and $30.8 million as revenue within one year and beyond one year, respectively.

3. NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net (loss) income per common share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net (loss) income	$(615)	$1,261	$(890)	$4,911
Per share information:
(Loss) Earnings per share:
Basic	$(0.02)	$0.04	$(0.03)	$0.16
Diluted	$(0.02)	$0.04	$(0.03)	$0.15
Weighted-average shares used in computation:
Basic	31,647	31,068	31,451	30,962
Effect of dilutive options	—	1,550	—	1,684
Diluted	31,647	32,618	31,451	32,646

Weighted-average shares of stock options to purchase 3,421,485 and 322,088 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, and weighted-average shares of stock options to purchase 2,717,101 and 283,600 shares of common stock for the nine months ended March 31, 2022 and 2021, respectively, were not included in the computation of diluted net (loss) income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of March 31, 2022, we estimate no GILTI income or deduction for fiscal year 2022.

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

Total operating lease costs were $329,000 and $437,000 for the three months ended March 31, 2022 and 2021, respectively. Total operating lease costs were $1.0 million and $1.3 million for the nine months ended March 31, 2022 and 2021, respectively.

Operating lease amounts above do not include sublease income. The Company secured a sublease agreement with a third party and recognized sublease income of $154,000 for the three months ended March 31, 2022 and 2021, and $463,000 for the nine months ended March 31, 2022 and 2021.

For the three and nine months ended March 31, 2022, operating cash outflows for operating leases were $468,000 and $1.4 million, respectively. For the three and nine months ended March 31, 2021, operating cash outflows for operating leases were $461,000 and $1.5 million, respectively.

In August 2021, the Company modified one of its existing operating leases by extending it to 2027, which resulted in an increase to operating lease right-of-use assets and operating lease liabilities in the amount of $2.8 million.

The following tables present information about leases on our condensed consolidated balance sheet (in thousands):

	March 31,	June 30,
	2022	2021
Assets:
Operating lease right-of-use assets	$4,177	$2,191
Liabilities:
Operating lease liabilities	1,068	1,466
Operating lease liabilities, net of current portion	2,819	797

The following table presents information about the weighted average lease term and discount rate as follows:

	As of March 31, 2022	As of June 30, 2021
Weighted average remaining lease term (in years)	4.20	1.78
Weighted average discount rate	4.90%	4.75%

As of March 31, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2022	$308
Fiscal 2023	1,224
Fiscal 2024	891
Fiscal 2025	668
Fiscal 2026	688
Thereafter	528
Total minimum lease payments	4,307
Less: Imputed interest	(420)
Total	$3,887

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2022 and June 30, 2021, cash equivalents classified as level 1 instruments were measured at $57.9 million and $55.4 million, respectively.

8. STOCKHOLDERS’ EQUITY

On December 17, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of March 31, 2022, and June 30, 2021, the Company had 31,821,000 and 31,231,000 shares of common stock issued and outstanding, respectively.

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

Overview

eGain automates customer engagement with an innovative software as a service (SaaS) platform, powered by deep digital, artificial intelligence (AI), and knowledge capabilities. We are headquartered in the United States. We also operate in United Kingdom and India. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Approximately one hundred seventy leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost and boost sales.

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

The impact of COVID-19 and the related disruptions caused to the global economy and our business has not had a material adverse impact on our business. However, the ongoing spread of the COVID-19 virus, including new variants, current availability of COVID-19 vaccinations, and recent lockdown orders in China, caused us to adapt and modify our business practices, including implementing hybrid work model policies and limiting travel by our employees, among other things.

In response to the ongoing spread of COVID-19, we have taken the following measures to date:

●	Implemented hybrid work model and social distancing policies throughout our organization;
●	Limited employee travel;
●	Cancelled certain sales and marketing events; and
●	Looked to our customer’s needs to best support their operations during this crisis.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2022	2021	Change		2022	2021	Change
SaaS revenue	$20,686	$16,875	$3,811	23%	$60,331	$49,023	$11,308	23%
Legacy revenue	1,042	1,203	(161)	(13)%	2,848	4,502	(1,654)	(37)%
Total subscription revenue	$21,728	$18,078	$3,650	20%	$63,179	$53,525	$9,654	18%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2022	2021	Change		2022	2021	Change
SaaS revenue	$20,686	$16,875	$3,811	23%	$60,331	$49,023	$11,308	23%
Professional services revenue	2,176	1,665	511	31%	5,268	4,514	754	17%
Total SaaS and professional services revenue:	$22,862	$18,540	$4,322	23%	$65,599	$53,537	$12,062	23%

Non-GAAP Operating Income

Non-GAAP operating income is defined as (loss) income from operations, adjusted for the impact of stock-based compensation expense and amortization of acquired intangible assets.

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

The following table presents a reconciliation of GAAP (loss) income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
(Loss) Income from operations	$(476)	$1,577	$(416)	$5,824
Add:
Stock-based compensation	3,008	368	8,936	1,264
Amortization of intangibles assets	—	—	—	26
Non-GAAP income from operations	$2,532	$1,945	$8,520	$7,114

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

As of March 31, 2022, our remaining performance obligations were $84.2 million, of which we expect to recognize $53.4 million and $30.8 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
Subscription	91%	92%	92%	92%
Professional services	9%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	16%	17%	16%	17%
Cost of professional services	11%	8%	10%	7%
Total cost of revenue	27%	25%	26%	24%
Gross profit	73%	75%	74%	76%
Operating expenses:
Research and development	26%	22%	26%	23%
Sales and marketing	37%	35%	35%	32%
General and administrative	12%	10%	13%	11%
Total operating expenses	75%	67%	74%	66%
(Loss) Income from operations	(2)%	8%	(0)%	10%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2022 and 2021, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Subscription	$21,728	$18,078	$3,650	20%	$63,179	$53,525	$9,654	18%
Professional services	2,176	1,665	511	31%	5,268	4,514	754	17%
Total revenue	$23,904	$19,743	$4,161	21%	$68,447	$58,039	$10,408	18%

Total revenue increased approximately $4.2 million and $10.4 million during the three and nine months ended March 31, 2022, compared to the same periods in 2021, respectively, due to an increase in SaaS revenue of $3.8 million and $11.3 million during the three and nine months ended March 31, 2022, compared to the same periods in 2021. The increase for the three months ended March 31, 2022 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model. The increase for the nine months ended March 31, 2022 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in decreases of $181,000 and an increase of $475,000 in total revenue during the three months ended March 31, 2022 and 2021, respectively. Foreign exchange rate fluctuation resulted in an increase of $310,000 and $885,000 for the nine months ended March 31, 2022 and 2021, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
SaaS revenue	$20,686	$16,875	$3,811	23%	$60,331	$49,023	$11,308	23%
Percentage of total revenue	87%	85%			88%	84%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $3.8 million and $11.3 million during the three and nine months ended March 31, 2022, respectively, compared to the same periods in 2021. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

SaaS revenue represents 87% and 88% of total revenue for the three and nine months ended March 31, 2022, compared to 85% and 84%, respectively, during the same periods in 2021. This represented an increase in SaaS revenue of 23% for the three and nine months ended March 31, 2022, compared to the same periods in 2021.

Excluding a decrease of $154,000 and an increase of $252,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $4.0 million and $11.1 million during the three and nine months ended March 31, 2022, respectively, compared to the same periods in 2021.

Legacy Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Legacy revenue	$1,042	$1,203	$(161)	(13)%	$2,848	$4,502	$(1,654)	(37)%
Percentage of total revenue	4%	7%			4%	8%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer offer. We experienced decreases of $161,000 and $1.7 million during the three and nine months ended March 31, 2022, respectively, compared to the same periods in 2021. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding decreases of $10,000 and an increase of $39,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $151,000 and $1.7 million during the three and nine months ended March 31, 2022, respectively, compared to the same periods in 2021.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Professional services revenue	$2,176	$1,665	$511	31%	$5,268	$4,514	$754	17%
Percentage of total revenue	9%	8%			8%	8%

Professional services revenue includes consulting, implementation, managed services and training. Revenue from professional services increased by $511,000 and $754,000 during the three and nine months ended March 31, 2022, respectively, compared to the same periods in 2021. The increase for three and nine months ended March 31, 2022 compared to the prior year was primarily due to new customer implementations and an increase in managed services.

Excluding a decrease of $17,000 and an increase of $19,000 due to foreign exchange rate fluctuation, professional services revenue increased by $528,000 and $735,000 during the three and nine months ended March 31, 2022, respectively,  compared to the same periods in 2021.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
North America	$17,480	$13,630	$3,850	28%	$49,472	$40,566	$8,906	22%
International	6,424	6,113	311	5%	18,975	17,473	1,502	9%
Total revenue	$23,904	$19,743	$4,161	21%	$68,447	$58,039	$10,408	18%

Revenue from North America sales increased by 28% from $13.6 million during the three months ended March 31, 2021 to $17.5 million during the three months ended March 31, 2022 due to increases of (i) $3.8 million in SaaS revenue and (ii) $366,000 in professional services revenue; partially offset by a decrease of $283,000 in legacy revenue.

Revenue from North America sales increased by 22% from $40.6 million during the nine months ended March 31, 2021 to $49.5 million during the nine months ended March 31, 2022 due to increases of (i) $9.6 million in SaaS revenue, and (ii) $619,000 in professional services revenue; partially offset by a decrease of $1.3 million in legacy revenue.

Revenue from international sales increased by 5% from $6.1 million for the three months ended March 31, 2021 to $6.4 million during the three months ended March 31, 2022, due to increases of $43,000 in SaaS revenue, (ii) $122,000 in legacy revenue, and (iii) $145,000 in professional services revenue.

Revenue from international sales increased by 9% from $17.5 million for the nine months ended March 31, 2021 to $19.0 million during the nine months ended March 31, 2022, due to increases of (i) $1.7 million in SaaS revenue and $136,000 in professional services revenue; partially offset by a decrease of $356,000 in legacy revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Subscription	$3,803	$3,341	$462	14%	$10,811	$9,811	$1,000	10%
Professional services	2,734	1,505	1,229	82%	7,125	4,378	2,747	63%
Total cost of revenue	$6,537	$4,846	$1,691	35%	$17,936	$14,189	$3,747	26%
Percentage of total revenue	27%	25%			26%	24%
Gross margin	73%	75%			74%	76%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $462,000 during the three months ended March 31, 2022, from the same period in fiscal year 2021. This increase was primarily due to increases of (i) $300,000 in cloud-computing costs, (ii) $172,000 in personnel-related costs, and (iii) $14,000 in outside consulting costs.

Cost of subscription revenue increased by $1.0 million during the nine months ended March 31, 2022, from the same period in fiscal year 2021. This increase was primarily due to increases of (i) $674,000 in cloud-computing costs and (ii) $541,000 in personnel related costs; partially offset by a decrease of (i) $203,000 in outside consulting costs and (ii)  $26,000 in intangible amortization costs.

Excluding a decrease of $24,000 and an increase of $14,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $486,000 and $986,000 during the three and nine months ended March 31, 2022, respectively, from the same periods in 2021. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms but expect subscription revenue gross margins to improve.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased $1.2 million during the three months ended March 31, 2022, from the same period in 2021. This increase was primarily due to increases of $1.2 million in personnel-related costs, of which $825,000 is associated with stock-based compensation cost; partially offset with a decrease of $2,000 in outside consulting costs.

Cost of professional services increased by $2.7 million during the nine months ended March 31, 2022, from the same period in 2021. This increase was primarily due to increases of $2.8 million in personnel-related costs, of which $2.3 million is associated with stock-based compensation cost; partially offset with a decrease of $20,000 in outside consulting costs.

Excluding a decrease of $17,000 and an increase of $12,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $1.2 million and $2.7 million during the three and nine months ended March 31, 2022, respectively, compared to the same periods in 2021.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Research and development	$6,193	$4,371	$1,822	42%	$17,988	$13,384	$4,604	34%
Percentage of total revenue	26%	22%			26%	23%

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

Research and development expense increased 42% to $6.2 million for the three months ended March 31, 2022, from $4.4 million in the same period in 2021. Excluding a decrease of $51,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to an increase of (i) $1.8 million in personnel-related costs, of which $783,000 is associated with stock-based compensation cost, and (ii) $63,000 from outside consulting costs.

Research and development expense increased 34% to $18.0 million for the nine months ended March 31, 2022, from $13.4 million in the same period in 2021. Excluding an increase of $10,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to an increase of (i) $4.5 million in personnel-related costs, of which $2.3 million is associated with stock-based compensation cost, and (ii) $128,000 from outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Sales and marketing	$8,693	$6,927	$1,766	25%	$24,252	$18,824	$5,428	29%
Percentage of total revenue	37%	35%			35%	32%

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

Sales and marketing expenses increased 25% to $8.7 million for the three months ended March 31, 2022, from $6.9 million in the same period in fiscal year 2021. Excluding a decrease of $60,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $1.4 million in personnel-related expenses, of which $580,000 is associated with stock-based compensation cost, and (ii) $441,000 in marketing program expenses; offset by a decrease of $12,000 in outside consulting expenses.

Sales and marketing expenses increased 29% to $24.3 million for the nine months ended March 31, 2022, from $18.8 million in the same period in fiscal year 2021. Excluding an increase of $91,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $4.9 million in personnel-related expenses, of which $1.8 million is associated with stock-based compensation cost, and (ii) $489,000 in marketing program expenses; offset by a decrease of $33,000 in outside consulting expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
General and administrative	$2,957	$2,022	$935	46%	$8,687	$5,818	$2,869	49%
Percentage of total revenue	12%	10%			13%	11%

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

General and administrative expenses increased 46% to $3.0 million for the three months ended March 31, 2022, from $2.0 million in the same period in fiscal year 2021. Excluding a decrease of $11,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to an increase of $1.2 million in personnel-related expenses, of which $820,000 is associated with stock-based compensation cost; partially offset by decreases of (i) $73,000 in outside-consulting expenses, (ii) $62,000 in accounting, audit, and administrative expenses, (iii) $45,000 in bad debt expenses, and (iv) $40,000 in legal related expenses.

General and administrative expenses increased 49% to $8.7 million for the nine months ended March 31, 2022, from $5.8 million in the same period in 2021. Excluding an increase of $19,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $3.0 million in personnel-related expenses, of which $2.4 million is associated with stock-based compensation cost, (ii) $92,000 in accounting, audit, and administrative expenses, (iii) $17,000 in investor relations expenses, (iv) $13,000 in legal related expenses, and (v) $12,000 in outside consulting expense.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

(Loss) Income from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
(Loss) Income from operations	$(476)	$1,577	$(2,053)	(130)%	$(416)	$5,824	$(6,240)	(107)%
Operating margin	(2)%	8%			(0)%	10%

Loss from operations was $476,000 with an operating loss margin of 2% during the three months ended March 31, 2022. Loss from operations during the three months ended March 31, 2022 included $3.0 million of stock-based compensation and $1.1 million of amortization of costs capitalized to obtain revenue contracts.

Loss from operations was $416,000 with a break even margin of 0% during the nine months ended March 31, 2022. Loss from operations during the nine months ended March 31, 2022 included $8.9 million of stock-based compensation and $1.1 million of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was income of $3,000 and $5,000 during the three months ended March 31, 2022 and 2021, respectively. Interest income was income of $7,000 and $10,000 during the nine months ended March 31, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income (expense), net was income of $200,000 and expense of $378,000 during the three months ended March 31, 2022 and 2021, respectively. Other income (expense), net was income of $182,000 and expense of $700,000 during the nine months ended March 31, 2022 and 2021, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of March 31, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $342,000 and $663,000 for the three and nine months ended March 31, 2022, respectively. We recorded income tax benefit of $57,000 and provision of $223,000 for the three and nine months ended March 31, 2021, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2022 and June 30, 2021, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $88.7 million and $89.5 million, respectively. Our cash, cash equivalents and restricted cash were $70.5 million and $63.2 million as of March 31, 2022 and June 30, 2021, respectively.

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

Cash Flows

For the nine months ended March 31, 2022 and 2021, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$5,847	$5,007
Net cash used in investing activities	(542)	(354)
Net cash provided by financing activities	2,600	1,452

Cash provided by operating activities mainly consists of net (loss) income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $840,000 during the nine months ended March 31, 2022, from the same period in 2021, driven primarily by the timing of payments for accounts payable and accrued liabilities.

Net cash used in investing activities increased by $188,000 during the nine months ended March 31, 2022, from the same period in 2021, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $1.1 million during the nine months ended March 31, 2022, from the same period in 2021. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As March 31, 2022, the future non-cancelable minimum payments under these commitments were approximately $4.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2022 totaled approximately $23.2 million. 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.3 million between March 31, 2022 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between March 31, 2022 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, effectiveness and availability of a vaccine, future and ongoing actions that may be taken by governmental authorities, the lockdown orders in China that began in April 2022, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time.

The potential effects of the COVID-19 pandemic, each of which could adversely affect our business, results of operations, financial condition and cash flows, include:

●	the rate of IT spending and the ability of our customers to purchase our offerings could be adversely impacted. Further, the impact of the COVID-19 pandemic could delay prospective customers’ purchasing decisions and cause them to become less inclined to trade-up from existing solutions, impact customers’ pricing expectations for our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or adversely impact renewal rates;
●	we could experience disruptions in our operations as a result of office closures, risks associated with our employees returning to work remotely, a significant portion of our workforce suffering illness and travel restrictions. Starting in early 2020, we temporarily closed our offices, instituted a global remote work mandate and instituted significant travel restrictions. While we have begun to re-open our offices, the vast majority of our employees are on a hybrid work model. We have implemented significant new safety protocols, which may limit the effectiveness and productivity of our employees;
●	we may be unable to collect amounts due on billed and unbilled revenue if our customers or partners delay payment or fail to pay us under the terms of our agreements as a result of the impact of the COVID-19 pandemic on their businesses, including their seeking bankruptcy protection or other similar relief. As a result, our cash flows could be adversely impacted, which could affect our ability to fund future product development and acquisitions or return capital to shareholders;
●	we may experience disruptions or delays to our supply chain or fulfillment and delivery operations as a result of the COVID-19 pandemic;
●	our marketing effectiveness and demand generation efforts may be impacted due to the cancelling of customer events or shifting events to virtual-only experiences. We may need to postpone or cancel other customer, employee or industry events or other marketing initiatives in the future;
●	our business is dependent on attracting and retaining highly skilled employees, and our ability to attract and retain such employees may be adversely impacted by intensified restrictions on travel, immigration, or the availability of work visas during the COVID-19 pandemic;
●	increased cyber incidents during the COVID-19 pandemic and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks; and/or
●	our results of operations are subject to fluctuations in foreign currency exchange rates, which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of COVID-19. Further, our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that the COVID-19 pandemic will have on our businesses, our customers’ and partners’ businesses and the global markets and economy or we make changes to our licensing programs or payment terms in connection with COVID-19.

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

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this “Risk Factors” section.

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

We derived 27% and 31% of our revenue from international sales during three months ended March 31, 2022 and 2021, respectively. We derived 28% and 30% of our revenue from international sales during the nine months ended March 31, 2022 and 2021, respectively. In addition to those discussed elsewhere in this section, our international sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including GDPR;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world, including the war in Ukraine;
●	the fragmentation of longstanding regulatory frameworks caused by Brexit; and
●	reduced intellectual property protections in some countries.

As of March 31, 2022 approximately 45% of our workforce was employed in India. Of our employees in India, 45% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. We currently serve our customers from third-party data center facilities operated by third parties in the United States and other international locations. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of or interruptions in our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

In March 2017, the UK served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Brexit could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The UK formally left the EU on January 31, 2020, although it was subject to a transition period through March 31, 2021. While the transition period has now ended, and a deal was reached between the EU and the UK (avoiding a so called "hard Brexit"), the long-term nature of the UK’s relationship with the EU is still relatively unclear. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets. Brexit has also had the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to repeal or replace. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of March 31, 2022, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 9, 2022	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)