Form 10-K
period 2022-06-30
EGAIN Corp
filed 2022-09-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on Nasdaq) on December 31, 2021, was approximately $216.4 million.

There were 31,934,956 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding on September 12, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders.

EGAIN CORPORATION

2022 FORM 10-K

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

Overview

eGain automates customer engagement with an innovative knowledge hub, powered by conversational AI and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. That is, organizations seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in United Kingdom and India.

Industry Background

Introduction

According to Gartner, 84% of contact center agents surveyed are not satisfied with their desktop tools. Our assessment, based on two decades of serving clients is that contact center agents when serving customers ignore most of the information piled on their screens across multiple windows and tabs. Meanwhile, most businesses expect agents to retain and routinely refresh all relevant knowhow in their head - across complex, expanding product portfolios and compliance-heavy processes. And recall it contextually in the moment of truth when serving customers. This growing knowledge and guidance gap for agents explains Gartner Research’s only technology recommendation for customer service and support leaders in 2022: invest in knowledge management tools! It is time to reimagine the Contact Center Agent Experience.

Digital Economy Demands Modern Software

In a world selling commoditized products to information-rich customers who are short on time, smart tools must automate the routine and augment the interesting across agent, business and customer tasks. This need has been amplified by the disruption of traditional work models by COVID. Coming out of the pandemic tunnel and dealing with the new normal of millennial employee expectations, businesses realize that they need to invest in tools to quickly and easily empower agents, while ensuring customer satisfaction and compliance. Not surprisingly, businesses are increasingly seeking modern knowledge management solutions to layer on top of traditional systems of record like CRM, contact centers, and content management. Their goal is to empower contact center agents and automate customer self-service with relevant knowledge everywhere.

Knowledge-Powered Customer Engagement

Energized by big-data, cloud-computing and AI technologies in a digital world, Knowledge Hubs can deliver transformational value in customer engagement. Smart, connected experiences can be automated to successfully resolve majority of customer interactions. The pressing challenge for solution buyers, however, is to separate the wheat from the chaff as they look for trusted, innovative, and aligned partners. So they seek sustained product leadership, at-scale proof points and no-risk trials.

Contact Centers are a Brand Battleground

Contact centers offer significant opportunity to automate customer engagement. Globally, there are close to 15 million contact center agents. Time-starved customers consuming complex products and grappling with marketing offers generate stubbornly high levels of customer contact. Furthermore, contact centers worldwide are undergoing a technology refresh cycle from on-premise call centers to cloud-based contact centers. This transition affords businesses the opportunity to reimagine and design customer contact strategies to drive digital-first automation, fueled by Knowledge and AI.

Customer Engagement Automation is a Large, Growing Market

Businesses are investing heavily in digital transformation, with customer engagement as a top priority. Cloud-based solutions and a growing Application Programming Interface (API) economy present exciting opportunities to connect, solve, and optimize customer interactions. As predicted by industry analysts, the number of customer interactions involving emerging technology such as machine-learning applications, chatbots, or mobile messaging is increasing every day. To effectively harness these novel capabilities, businesses are looking toward innovative platform providers with proof at scale to guide them on their automation journey.

The eGain Approach and Benefits

What Customers Want

Technology acceleration notwithstanding, human needs for customer engagement and service change slowly. We believe what customers still want is help in three categories: informational, transactional, and situational. Any given customer contact can morph across these categories as the conversation develops. Tools must orchestrate customer contact with context —accounting for machine-human hand-offs, channel switching, multimodal interaction, and conversational pause-and-resume. During these interactions, customers increasingly want to be guided, even anticipated. Siloed solutions like transactional, simplistic chatbots without contextual escalation or effective knowledge and guidance don’t work.

The eGain Solution is Comprehensive

eGain offers a comprehensive, unified Knowledge Hub solution to automate, augment and orchestrate customer engagement. Our feature-rich portfolio of applications empowers businesses to holistically connect, flexibly solve, and continuously optimize the experience for agents, businesses and customers. Our solution experts and partners guide clients by aligning with their strategic priorities and demonstrating quick value across a series of agile sprints.

Connect with eGain Conversation Hub

Our Conversation Hub offers comprehensive, scalable capabilities for digital-first, omnichannel interaction management within a modern, purpose-built desktop. Rich applications, powered by our Knowledge and AI capabilities (from our Knowledge Hub), proactively guide agents to efficiently interact with customers using messaging, short message service (SMS), chat, email, social media, phone, video, fax, and letter. As part of our Conversation Hub, we offer a novel Bring Your Own (BYO) architecture to plug in external bots, messaging channels, and third-party agent desktops to compose differentiated customer experiences. Finally, we offer a rich library of pre-built connectors to popular CRM, Contact Center, and Content Management platforms.

Solve with eGain Knowledge Hub

Our Knowledge Hub helps businesses to centralize knowledge, policies, procedures, and best-practices, while delivering guided, personalized solutions to customers and agents across all touch points. Our guided knowledge and virtual assistance applications ensure that all agents effectively resolve all contact types, regardless of product or procedure. Correct, compliant, and consistent responses across touchpoints boost customer satisfaction as first contact resolution surges and agent’s time to competency drops.

Optimize with eGain Analytics Hub

Our Analytics Hub enables clients to measure, manage and orchestrate their omnichannel service operations. In addition, embedded AI and Machine Learning (ML) helps clients generate product improvement and customer insights, while spotting opportunities to improve experience and automate processes.

Open, Secure APIs and Third-Party Connectors Deliver Quick Value

Our open, secure platform APIs enable clients and partners to extend and enhance our solutions and to integrate with enterprise assets to enable a single view of the customer. Pre-built integrations include connectors to Adobe, Apple Business Chat, Avaya, Amazon, Cisco, Five9, Google Dialogflow, Genesys, IBM Watson, Microsoft Dynamics, Microsoft SharePoint, Salesforce, SAP and ServiceNow.

Compelling Benefits

We believe our solution delivers quick value, easy innovation, and big business impact. Specifically, we help businesses:

o	Enhance customer experience with digital-first, omnichannel service.
o	Reduce operating costs through self-service automation, improved first contact resolution, and compressed agent time-to-competence.
o	Ensure compliance with regulations, policies, procedures, and best practices even as clients expand their product portfolio and serviced customer segments. This benefit is particularly sought after in regulated sectors like financial services and healthcare, as well as government.
o	Deliver rich insights to enhance products and design new offerings. Analyzing and learning from customer conversations provides a unique tool to quickly respond to customer dissatisfaction or agent challenges, while generating ideas for product innovation and process automation.

Competitive Strengths

Composable Experience Platform with Rich APIs, Events, and UX Widgets

The eGain solution is a comprehensive omnichannel solution for the customer engagement market, with AI and knowledge applications at its core. We unlock the full power of our cloud platform with extensive APIs through a developer portal to enable digital engagement, knowledge management, and decision support capabilities.

Enterprise-Grade, Secure Cloud Service with Differentiated Offerings

Our cloud offering is secure, scalable, and offers unique capabilities. With respect to security and certification, we offer SOC2, PCI, HIPAA, HITRUST, FedRAMP, and GDPR certification. Two of the largest federal tax services, one in North America and the other in Europe, use eGain solutions served from the eGain Cloud. Furthermore, we offer an “Always On” capability for businesses who cannot afford to be down at any time, day or night, for scheduled maintenance.

Transformative Value at Scale Across Diversified Customer Base

Our solution delivers transformative value at scale today. We believe that our understanding of the customer need and our ability to fulfil it at scale with enterprise-grade sophistication is unmatched. From over a hundred thousand users at a healthcare client using our solution on a 24x7 basis to a P&C insurer with fifteen thousand contact center advisors and thirty-thousand field agents, we are the preferred choice for large brands looking to automate customer engagement.

Market-leading Innovation with a Risk-free Trial Model

We are consistently seen as product leaders in knowledge-powered customer engagement by leading analysts. Our enterprise-class virtual assistant – powered by AI, machine learning, and knowledge – delivers transformational impact in complex use cases to solve, guide, and coach agents and customers. Our conversation hub, deeply integrated with our knowledge hub, enables plug and play of third-party bots, channels, and desktops.

To de-risk customer decisions, we offer a unique Innovation in 30 Days™ program—a 30-day guided production pilot in the eGain Cloud – at no cost and with no strings attached. Businesses can experience our product with their data, content, and process in a production setting.

Direct Go-to-market Strategy, Complemented by a Growing Partner Ecosystem

We take our solutions to market through a direct sales model, primarily in North America and Western Europe. We complement direct sales with resell partnerships based on product connectors into Cloud Contact Center platforms, including Amazon, Avaya, Cisco, Five9 and Genesys. We also partner with System Integrators and Managed Service Providers.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Approximately 90% of our annual recurring cloud revenue for the fiscal year ended June 30, 2022 (which we refer to as fiscal year 2022) came from such large enterprises.

We focus on the following verticals: financial services, telecommunication, retail, government, health care and utilities. For fiscal year 2022, North America (NA) and combined Europe, Middle East, and Africa (EMEA) revenue accounted for 73% and 27% of total revenue.

Two of our largest customers, who are also our partners, accounted for 21% and 11% of total revenue in fiscal year 2022.

Competition

We compete with application software providers, including LivePerson, Inc., NICE, Ltd, Oracle Corporation, and Verint Systems Inc.. In addition, we occasionally compete with some of our platform partners where some of our product capabilities overlap, including Five9, Genesys, Microsoft, Salesforce, and ServiceNow.

Our target market is highly competitive and some of our competitors may have longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic partnerships and distribution channels, larger user bases, products and services with different functions, and feature sets and greater brand recognition than we have. We believe the principal competitive factors in our market include the following:

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

Invest in Direct Sales and Marketing

We are enhancing our digital marketing to boost brand awareness, based on client success, product leadership and no-risk trial offers. To complement our marketing investment, we significantly expanded our field sales team to increase high-touch presence in target accounts.

Develop New Partner Relationships

We are developing new partnerships with complementary platform providers (with large customer bases) to enhance their proposition with our Knowledge-powered customer engagement capabilities. Our Business Development team continues to develop and operationalize new partnerships.

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

Maintain Platform Leadership

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

Professional Services

Our worldwide professional services organization provides consulting, implementation, training, and managed services to deliver business value, drive customer success and build customer loyalty.

o	Consulting and Implementation Services. Our offering includes rapid implementation services, platform-based solution extension, and systems integration services. Our consultants work with customers to understand their requirements, analyze their business needs, and implement effective solutions. We provide these services independently or in partnership with distribution partners who have developed expertise on our platform.
o	Training Services. We provide comprehensive training options to customers and partners. Training programs are offered either online (remote training) or in-person at the customer site. We also offer complementary e-learning through our eGain University education portal to our customers and partners.
o	Managed Services. We provide a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company.

Customer Support

We offer 24 x 7 customer support via online and phone channels worldwide under support agreements. Our customer support centers are in United States, United Kingdom, and India.

Research and Development

The market for our products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements, and frequent product introductions.

We continuously analyze market and customer requirements and evaluate external technology that we believe will enhance our competitiveness, increase our lifetime customer value and expand our target market. Our product roadmap effectively combines build, partner, and buy options.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2022, we had 11 issued patents in the United States. In addition, we have a number of pending patent applications in the United States, including one provisional filing and several non-provisional filings. Our issued U.S. patents expire at various times between 2029 and 2035.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of June 30, 2022, we had 691 employees, including 687 full-time employees, of which 231 were in product development, 252 in services and support, 148 in sales and marketing, and 60 in finance and administration.

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

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 13, 2022:

Name	Age	Position
Ashutosh Roy	56	Chief Executive Officer and Chairman
Eric N. Smit	60	Chief Financial Officer
Promod Narang	64	Senior Vice President of Products and Engineering

Ashutosh Roy co-founded eGain and has served as Chief Executive Officer and a Director of eGain since September 1997 and as President since October 1, 2003. From May 1995 through April 1997, Mr. Roy served as Chairman of WhoWhere? Inc., an Internet-services company co-founded by Mr. Roy. From June 1994 to April 1995, Mr. Roy worked at Parsec Technologies, a call center company based in New Delhi, India, which he co-founded. From August 1988 to August 1992, Mr. Roy worked as a software engineer at Digital Equipment Corporation, a major company in the computer industry at the time. Mr. Roy holds a B.S. in Computer Science from the Indian Institute of Technology, New Delhi, a Master’s degree in Computer Science from Johns Hopkins University and a M.B.A. from Stanford University.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications Laboratories, Inc., LivePerson, Inc., NICE Ltd., and Verint Systems Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, salesforce.com Inc., and ServiceNow, Inc., and similar companies that may attempt to sell customer engagement software to their installed base.

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

We derived 27% and 31% of our revenue from Europe, Middle East, and Africa sales during the fiscal years ended June 30, 2022 and 2021, respectively. In addition to those discussed elsewhere in this section, our Europe, Middle East, and Africa sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2022 approximately 44% of our workforce was employed in India. Of our employees in India, 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 31% of our outstanding capital stock as of June 30, 2022, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all facilities used in our business as of June 30, 2022. The following table summarizes our principal properties:

		Approximate Square	Lease Expiration
Location	Principal Use	Footage	Date
Sunnyvale, California	Corporate Headquarters – North America	42,541	2027
Newbury, England	Corporate Office – Europe, Middle East, & Africa	14,090	2024
Pune, India	Corporate Office – Asia Pacific	33,262	2025

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol “EGAN”.

Holders

As of June 30, 2022, there were approximately 139 stockholders of record.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2022, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021	6/30/2022
eGain Corporation	$ 100.00	$ 915.15	$ 493.33	$ 673.33	$ 695.76	$ 590.91
Nasdaq Composite	$ 100.00	$ 123.60	$ 133.22	$ 168.73	$ 245.60	$ 188.07
S&P Software & Services Select Industry Index	$ 100.00	$ 130.24	$ 155.70	$ 181.79	$ 280.81	$ 182.53

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain automates customer engagement with an innovative knowledge hub, powered by conversational AI and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. That is, organizations seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in United Kingdom and India.

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

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Fiscal year 2022 affirmed our view that SaaS clients adopt our product innovation much faster than the perpetual license model and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

COVID-19

Since early 2020, several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of COVID-19, including shelter-in-place and social distancing orders, which has resulted in a significant deterioration of economic conditions in the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the year ended June 30, 2022. However, the ongoing spread of the COVID-19 virus, including new variants, current availability of COVID-19 vaccinations, and recent lockdown orders in China, caused us to adapt and modify our business practices, including implementing hybrid work model policies and limiting travel by our employees, among other things.

In response to the ongoing spread of COVID-19, we have taken the following measures to date:

●	Implemented hybrid work model and social distancing policies throughout our organization;
●	Limited employee travel;
●	Cancelled certain sales and marketing events; and
●	Looked to our customer’s needs to best support their operations during this crisis.

The effect of the COVID-19 pandemic, may not be fully reflective in our results of operations and overall financial performance until further periods, if at all. The impact, if any, of operational changes we may implement is uncertain, but changes we have implemented as of the filing date have not affected and are not expected to affect our ability to maintain operations. We will continuously monitor the situation to determine what actions may be necessary or appropriate to address the impact of the COVID-19 pandemic, which may include actions mandated or recommended by federal, state or local government authorities. See our “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from license, maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Fiscal Year Ended June 30
	2022	2021	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$80,904	$66,929	$13,975	21%
Legacy revenue	3,653	5,442	(1,789)	(33)%
Total SaaS and legacy revenue	$84,557	$72,371	$12,186

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Fiscal Year Ended June 30
	2022	2021	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$80,904	$66,929	$13,975	21%
Professional services	7,394	5,916	1,478	25%
Total SaaS and professional services revenue	$88,298	$72,845	$15,453

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

The following table presents a reconciliation of GAAP (loss) income from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2022	2021
(Loss) Income from operations	$(2,138)	$7,339
Add:
Stock-based compensation	11,380	1,700
Amortization of intangible assets	—	26
Non-GAAP income from operations	$9,242	$9,065

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

Sources of Revenues

Our revenue is comprised of two categories, subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. Professional services include consulting, implementation, training, and managed services.

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property.  Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to us. These embedded OEM royalties are included as subscription revenue. Under revenue guidance, since these arrangements are for sales-based licenses of intellectual property, we recognize revenue only as the subsequent sale occurs. However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized as work is performed. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid on milestone billing at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that have not yet been recognized, and include billed deferred revenues, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenues, as well as unbilled amounts that will be invoiced and recognized as revenues in future periods. The transaction price allocated to the remaining performance obligations are influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2022, our remaining performance obligations were $100.5 million of which we expect to recognize $63.2 million and $37.3 million as revenue within one year and beyond one year, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our common stock has been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate for our options. We record additional expense if the actual forfeiture rate is lower than we estimated and record a recovery of prior expense if the actual forfeiture rate is higher than what we estimated.

Goodwill and Other Intangible Assets

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2022 and 2021.

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

Fiscal Year 2022 Compared with Fiscal Year 2021

Our effective tax rate for fiscal years 2022 and 2021 was a tax provision of $1.2 million and a tax benefit of $166,000, respectively. The change in our effective tax rate for fiscal year 2022 as compared to fiscal year 2021 was primarily due to the expiration of tax attributes, the change in valuation allowance, foreign rate differential, stock-based compensation and the research and development tax credit.

The income before income tax provision between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2022, our U.S. and foreign income before our income tax provision was a loss of $4.2 million and income of $3.0 million, respectively. In fiscal year 2021, our U.S. and foreign income before our income tax benefit was $5.0 million and $1.8 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2022, we had a valuation allowance of approximately $32.4 million of which approximately $23.0 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to state income taxes and foreign withholding taxes on approximately $21.3 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2022	2021
Revenue:
Subscription	92%	92%
Professional services	8	8
Total revenue	100	100
Cost of revenue:
Cost of subscription	16	17
Cost of professional services	11	8
Total cost of revenue	27	25
Gross profit	73	75
Operating Expenses:
Research and development	27	23
Sales and marketing	37	33
General and administrative	12	10
Total operating expenses	76	66
(Loss) Income from operations	(2)%	9%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2022	2021	Change

Revenue	(in thousands, except percentages)
Subscription	$84,557	$72,371	$12,186	17%
Professional services	7,394	5,916	1,478	25%
Total revenue	$91,951	$78,287	$13,664

Total Revenue

Total revenue increased $13.7 million during the fiscal year ended June 30, 2022, from the comparable period in 2021, largely due to increased revenues from SaaS of $14.0 million and professional service revenue of $1.5 million in fiscal year 2022. This increase was partially offset by a decline in our legacy revenue of $1.8 million as we continue to migrate legacy perpetual license customers to our SaaS model.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $354,000 and an increase of $2.0 million in total revenue during the fiscal years ended June 30, 2022 and 2021, respectively.

Subscription Revenue

SaaS Revenue

	Fiscal Year Ended June 30,
	2022	2021	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$80,904	$66,929	$13,975	21%
Percentage of total revenue	88%	85%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $14.0 million during the fiscal year ended June 30, 2022, as compared to the comparable period in 2021.

SaaS revenue was $80.9 million and $66.9 million during the fiscal years ended June 30, 2022 and 2021, respectively, which represented an increase of 21% or $14.0 million. SaaS revenue represents 88% and 85% of total revenue for the fiscal years ended June 30, 2022 and 2021, respectively.

Excluding a decrease of $317,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $14.3 million during the fiscal year ended June 30, 2022, as compared to the comparable period in 2021. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase in future periods.

Legacy Revenue

	Fiscal Year Ended June 30,

	2022	2021	Change

Revenue	(in thousands, except percentages)
Legacy revenue	$3,653	$5,442	$(1,789)	(33)%
Percentage of total revenue	4%	7%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $1.8 million for the fiscal year ended June 30, 2022. This decrease was primarily due to our focus on migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future periods.

Legacy revenue was $3.7 million and $5.4 million during the fiscal years ended June 30, 2022 and 2021, respectively, which represented a decrease of 33% or $1.8 million. Legacy revenue represents 4% and 7% of total revenue for the fiscal years ended June 30, 2022 and 2021, respectively.

Excluding a decrease of $5,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $1.8 million during the fiscal year ended June 30, 2022, as compared to the comparable period in 2021.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2022	2021	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$7,394	$5,916	$1,478	25%
Percentage of total revenue	8%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenues from professional services increased by $1.5 million during the fiscal year ended June 30, 2022. These increases were primarily due to growth of managed services. We expect continued improvements in our product deployment process resulting in a reduction in the time required for an average implementation projects. As we continue to onboard new customers and migrate legacy customers to SaaS, we expect the time required for product deployment and implementation projects to decrease further.

Professional services revenue was $7.4 million during the fiscal year ended June 30, 2022, which represented an increase of 25% or $1.5 million. Professional services revenue represents 8% of total revenue for both fiscal years ended June 30, 2022 and 2021.

Excluding a decrease of $32,000 due to foreign exchange rate fluctuation, professional services revenues increased by $1.5 million during the fiscal year ended June 30, 2022, as compared to the comparable period in 2021.

Revenue by Geography

	Fiscal Year Ended June 30,
	2022	2021	Change

Revenue	(in thousands, except percentages)
North America	$66,793	$54,380	$12,413	23%
Europe, Middle East, & Africa	25,158	23,907	1,251	5%
Total revenue	$91,951	$78,287	$13,664

Revenue from North America sales increased by 23% from $54.4 million during the fiscal year ended June 30, 2021 to $66.8 million during the fiscal year ended June 30, 2022 due to an increase of (i) $12.6 million in SaaS revenue, and (ii) $1.3 million in professional service revenue; offset by a decrease of (i) $1.5 million in legacy revenue.

Revenue from Europe, Middle East, and Africa sales increased by 5% from $23.9 million during the fiscal year ended June 30, 2021 to $25.2 million during the fiscal year ended June 30, 2022 due to an increase of (i) $1.4 million in SaaS revenue and (ii) $208,000 in professional services revenue; offset by a decrease of $287,000 in legacy revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2022	2021	Change

Cost of revenue	(in thousands, except percentages)
Subscription	$14,780	$13,507	$1,273	9%
Professional services	9,757	5,760	3,997	69%
Total cost of revenue	$24,537	$19,267	$5,270
Percentage of total revenue	27%	25%
Gross margin	73%	75%

Subscription

Cost of subscription revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased by $1.3 million during the fiscal year ended June 30, 2022. The increase is primarily due to an increase in (i) cloud computing cost of $951,000, (ii) personnel related costs of $529,000; partially offset with a decrease in (i) outside consulting cost of $138,000 and (ii) intangible asset amortization of $26,000 during the fiscal year ended June 30, 2022, from the comparable period in 2021.

Excluding a decrease of $43,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, cost of subscription revenues increased by $1.3 million during the fiscal year ended June 30, 2022, from the comparable period in 2021. Excluding any future foreign exchange rate fluctuation, we expect our cost of subscription revenue to increase in absolute dollar terms as revenues increase but expect subscription revenue gross margins to improve or remain relatively consistent.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased $4.0 million during the fiscal year ended June 30, 2022 from the comparable period in 2021. This increase is primarily due to an increase in personnel-related costs of $4.0 million, of which $3.1 million is associated with stock-based compensation cost; partially offset by a decrease in outside consulting costs of $18,000 for the fiscal year ended June 30, 2022.

Excluding a decrease of $39,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, cost of professional services revenue increased by $3.9 million for the fiscal year ended June 30, 2022, from the comparable period in 2021.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2022	2021	Change

	(in thousands, except percentages)
Research and development	$24,387	$17,933	$6,454	36%
Percentage of total revenue	27%	23%

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

Research and development expense increased 36% to $24.4 million during the fiscal year ended June 30, 2022, from $17.9 million in the comparable period in 2021. Excluding a decrease of $105,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, research and development expense increased by $6.6 million primarily due to increases of (i) $6.3 million in personnel-related costs, of which $2.9 million is associated with stock-based compensation cost, and (ii) $258,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to increase in future periods based on our product development plans.

Sales and Marketing

	Fiscal Year Ended June 30,
	2022	2021	Change

	(in thousands, except percentages)
Sales and marketing	$33,746	$25,999	$7,747	30%
Percentage of total revenue	37%	33%

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

Sales and marketing expenses increased 30% to $33.7 million during the fiscal year ended June 30, 2022, from $26.0 million in the comparable period in 2021. Excluding a decrease of $120,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, sales and marketing expense increased by $7.9 million primarily due to increases of (i) $6.8 million in personnel-related costs, of which $2.4 million is associated with stock-based compensation cost, and (ii) $1.1 million in marketing program costs; partially offset by a decrease of $4,000 in outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Fiscal Year Ended June 30,
	2022	2021	Change

	(in thousands, except percentages)
General and administrative	$11,419	$7,749	$3,670	47%
Percentage of total revenue	12%	10%

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

General and administrative expense increased 47% to $11.4 million during the fiscal year ended June 30, 2022, from $7.7 million in the comparable period in 2021. Excluding a decrease of $39,000 due to foreign exchange rate fluctuation between the U.S. Dollar, Euro, British Pound and Indian Rupee, general and administrative expense increased by $3.7 million primarily due to increases of (i) $3.7 million in personnel-related expenses, of which $3.0 million is associated with stock-based compensation cost, (ii) $147,000 in legal expenses, (iii) $146,000 in accounting, audit, and administrative expenses, (iv) $12,000 in investor relations expense, and (v) $3,000 in outside consulting cost; partially offset by a decrease of $319,000 in bad debt expense.

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

The effect of recording stock-based compensation for fiscal year 2022 and 2021 is as follows:

	Fiscal Year Ended June 30,
	2022	2021

Stock-based compensation by type of award	(in thousands)
Stock options	$10,923	$1,227
Employee stock purchase plan	457	473
Total stock-based compensation	$11,380	$1,700

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2022	2021	Change

	(in thousands, except percentages)
Cost of revenue	$3,056	$326	$2,730	837%
Research and development	2,935	509	2,427	477%
Sales and marketing	2,367	657	1,710	260%
General and administrative	3,022	208	2,814	1,354%
Total stock-based compensation	$11,380	$1,700	$9,680	569%

The increase in our stock-based compensation expense in fiscal year 2022 compared to fiscal year 2021 was primarily due to an increase in option grant activity.

We expect our stock-based compensation expense to decrease in fiscal year 2023.

(Loss) Income from Operations

	Fiscal Year Ended June 30,

	2022	2021	Change

	(in thousands, except percentages)
(Loss) Income from operations	$(2,138)	$7,339	$(9,477)
Operating (loss) margin	(2)%	9%

Results from operations was loss of $2.1 million in fiscal year 2022, compared to income of $7.3 million in fiscal year 2021. We recorded a negative operating margin of 2% in fiscal year 2022, and a positive operating margin of  9% in fiscal year 2021.

During the fiscal year ended June 30, 2022, SaaS revenue increased by $14.0 million to $80.9 million compared to $66.9 million in fiscal year 2021 due to the continued growth of our cloud delivery business.

Excluding a decrease from foreign exchange fluctuation of $346,000 between the U.S. Dollar, Euro, British Pound and Indian Rupee, the increase in total costs and operating expenses in fiscal year 2022 was $23.5 million primarily due to increases of (i) $21.4 million in personnel-related expenses, of which $11.4 million is associated with stock-based compensation cost, (ii) $1.1 million in marketing costs, (iii) $951,000 in cloud computing costs, (iv) $147,000 in legal expenses, (v) $146,000 in accounting and administrative services, (vi) $101,000 in outside consulting costs, and (vii) $12,000 in investor relations cost; partially offset by a decrease of (i) $319,000 in bad debt expenses and (ii) $26,000 in intangible asset amortization.

Interest Income

Interest income consists primarily of interest earned on money market funds. Interest income was $94,000 and $13,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables. Other income (expense), net was income of $838,000 and expense of $559,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to the current economic state of the U.S. economy, expiring tax attributes and uncertainty of future profitability, we maintain a valuation allowance against U.S. deferred tax assets as of June 30, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax provision of $1.2 million and tax benefit of $166,000 in the fiscal years ended June 30, 2022 and 2021, respectively.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $99.1 million. Our cash, cash equivalents and restricted cash were $72.2 million and $63.2 million as of June 30, 2022 and 2021, respectively.

As of June 30, 2022, our working capital was $42.1 million compared to $31.1 million as of June 30, 2021. As of June 30, 2022, our deferred revenue was $49.4 million as compared to $49.5 million as of June 30, 2021.

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

Cash Flows

For the fiscal years ended June 30, 2022 and 2021, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Net cash provided by operating activities	$8,121	$13,862
Net cash used in investing activities	(628)	(402)
Net cash provided by financing activities	3,327	2,352

Cash provided by operating activities mainly consists of net (loss) income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities decreased by $5.7 million during the fiscal year ended June 30, 2022, driven primarily by the change in our net loss, stock-based compensation, the timing of prepayments received from customers for new cloud arrangements, and the renewal of existing cloud and support arrangements, which is a significant source of operating cash flows.

Net cash used in investing activities decreased by $226,000 during the fiscal year ended June 30, 2022, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities increased by $975,000 during the fiscal year ended June 30, 2022, principally consisted of proceeds from employee stock plans.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2022 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	3,955	1,193	2,234	528	—
Total	$3,955	$1,193	$2,234	$528	$—

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2022 and 2021 totaled approximately $29.2 million and $24.6 million, respectively. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.9 million between June 30, 2022 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro, the British pound and the Indian rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between June 30, 2022 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2022 and 2021 and for the years ended June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

September 13, 2022

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$72,173	$63,231
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $123 and $434 as of June 30, 2022 and 2021, respectively	26,961	26,311
Costs capitalized to obtain revenue contracts, net	1,487	1,323
Prepaid expenses	2,612	3,028
Other current assets	895	778
Total current assets	104,135	94,678
Property and equipment, net	831	705
Operating lease right-of-use assets	3,850	2,191
Costs capitalized to obtain revenue contracts, net of current portion	3,136	2,612
Goodwill	13,186	13,186
Other assets, net	871	1,191
Total assets	$126,009	$114,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$3,068
Accrued compensation	8,708	8,444
Accrued liabilities	4,926	4,352
Operating lease liabilities	1,044	1,466
Deferred revenue	45,638	46,211
Total current liabilities	62,022	63,541
Deferred revenue, net of current portion	3,785	3,332
Operating lease liabilities, net of current portion	2,537	797
Other long-term liabilities	808	832
Total liabilities	69,152	68,502
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value – authorized: 60,000 and 50,000 shares; outstanding: 31,930 and 31,231 shares as of June 30, 2022 and 2021, respectively	32	31
Additional paid-in capital	393,157	378,451
Notes receivable from stockholders	(95)	(92)
Accumulated other comprehensive loss	(2,687)	(1,220)
Accumulated deficit	(333,550)	(331,109)
Total stockholders’ equity	56,857	46,061
Total liabilities and stockholders’ equity	$126,009	$114,563

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2022	2021
Revenue:
Subscription	$84,557	$72,371
Professional services	7,394	5,916
Total revenue	91,951	78,287
Cost of revenue:
Cost of subscription	14,780	13,507
Cost of professional services	9,757	5,760
Total cost of revenue	24,537	19,267
Gross profit	67,414	59,020
Operating expenses:
Research and development	24,387	17,933
Sales and marketing	33,746	25,999
General and administrative	11,419	7,749
Total operating expenses	69,552	51,681
(Loss) Income from operations	(2,138)	7,339
Interest income	94	13
Other income (expense), net	838	(559)
(Loss) Income before income tax provision	(1,206)	6,793
Income tax (provision) benefit	(1,235)	166
Net (loss) income	$(2,441)	$6,959
Per share information:
(Loss) Earnings per share:
Basic	$(0.08)	$0.22
Diluted	$(0.08)	$0.21
Weighted-average shares used in computation:
Basic	31,553	31,007
Diluted	31,553	32,597
Summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$3,056	$326
Research and development	2,935	509
Sales and marketing	2,367	657
General and administrative	3,022	208
Total stock-based compensation	$11,380	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended June 30,
	2022	2021
Net (loss) income	$(2,441)	$6,959
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,467)	411
Total comprehensive (loss) income	$(3,908)	$7,370

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
BALANCES AS OF JUNE 30, 2020	30,821	31	374,399	(90)	(1,631)	(338,068)	34,641
Interest on stockholders’ notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	279	—	1,221	—	—	—	1,221
Issuance of common stock in connection with employee stock purchase plan	131	—	1,131	—	—	—	1,131
Stock-based compensation	—	—	1,700	—	—	—	1,700
Foreign currency translation adjustments	—	—	—	—	411	—	411
Net income	—	—	—	—	—	6,959	6,959
BALANCES AS OF JUNE 30, 2021	31,231	31	378,451	(92)	(1,220)	(331,109)	46,061
Interest on stockholders’ notes	—	—	—	(3)	—	—	(3)
Issuance of common stock upon exercise of stock options	553	1	2,139	—	—	—	2,140
Issuance of common stock in connection with employee stock purchase plan	146	—	1,187	—	—	—	1,187
Stock-based compensation	—	—	11,380	—	—	—	11,380
Foreign currency translation adjustments	—	—	—	—	(1,467)	—	(1,467)
Net loss	—	—	—	—	—	(2,441)	(2,441)
BALANCES AS OF JUNE 30, 2022	31,930	$32	$393,157	$(95)	$(2,687)	$(333,550)	$56,857

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,441)	$6,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	—	26
Amortization of costs capitalized to obtain revenue contracts	1,482	1,212
Amortization of right-of-use assets	1,046	1,635
Depreciation and amortization	478	428
Provision for doubtful accounts	68	400
Deferred income taxes	292	(341)
Stock-based compensation	11,380	1,700
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,247)	(2,767)
Costs capitalized to obtain revenue contracts	(2,399)	(1,536)
Prepaid expenses	357	(483)
Other current assets	(149)	(151)
Other non-current assets	(20)	79
Accounts payable	(1,339)	626
Accrued compensation	559	282
Accrued liabilities	825	738
Deferred revenue	1,599	6,682
Operating lease liabilities	(1,412)	(1,726)
Other long-term liabilities	42	100
Net cash provided by operating activities	8,121	13,862
Cash flows from investing activities:
Purchases of property and equipment	(628)	(402)
Net cash used in investing activities	(628)	(402)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,140	1,221
Proceeds from employee stock purchase plan	1,187	1,131
Net cash provided by financing activities	3,327	2,352
Effect of exchange rate differences on cash and cash equivalents	(1,878)	811
Net increase in cash, cash equivalents and restricted cash	8,942	16,623
Cash, cash equivalents and restricted cash at beginning of year	63,238	46,615
Cash, cash equivalents and restricted cash at end of year	$72,180	$63,238

Supplemental cash flow disclosures:
Cash paid for taxes	$400	$221
ROU assets and lease liabilities recognized from lease modification	$2,820	$779

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (“eGain”, the “Company”, “our”, “we” or “us”) automates customer engagement with an innovative Software as a service (SaaS) platform, powered by deep digital, Artificial intelligence (AI), and knowledge capabilities. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities. That is, organizations seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in United Kingdom and India.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a loss of $824,000 and a gain of $570,000, in fiscal years ended June 30, 2022 and 2021, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2022 and 2021, we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2022 and 2021, our restricted cash was nominal and expected to be used within one year.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $72.2 million as of June 30, 2022 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. Cisco Systems, Inc. remained consistent and accounted for 21% of total revenue for the years ended June 30, 2022 and 2021. BT PLC accounted for 11% and 13% of total revenue for the years ended June 30, 2022 and 2021, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Three partners and customers accounted for 26%, 20%, and 13% of accounts receivable as of June 30, 2022. A set of different partners and customers accounted for 30%, 17%, and 16% of accounts receivable as of June 30, 2021.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $770,000 and $719,000 as of June 30, 2022 and 2021, respectively, and are included in the accounts receivable balance.

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

Goodwill and Other Intangible Assets, Net

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In addition, we evaluate purchased intangible assets to determine that all such assets have determinable lives. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment for fiscal years ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years 2022 and 2021, we did not have any such impairment losses.

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

Cost Capitalized to Obtain Revenue Contracts, Net

Under Topic 606, we capitalize incremental costs of obtaining non-cancelable subscription and support revenue contracts. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. Capitalized amounts also include (i) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (ii) the associated payroll taxes and fringe benefit costs associated with the payments to our employees, including stock-based compensation.

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

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended June 30, 2022 and 2021.

During the fiscal years ended June 30, 2022 and 2021, we capitalized $2.4 million and $1.5 million of costs to obtain revenue contracts, respectively, and amortized $1.5 million and $1.2 million to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net were $4.6 million and $3.9 million as of June 30, 2022 and 2021, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2022 and 2021 were $554,000 and $190,000, respectively.

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

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market environment due to COVID-19, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the expiration of net operating loss carry-forwards which had previously been valued against as well our change in valuation allowance.

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

As of June 30, 2022, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of June 30, 2022 that would significantly limit the net operating loss carryovers.

Comprehensive (Loss) Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive (loss) income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the year ended June 30, 2022 is shown in the accompanying consolidated statements of comprehensive (loss) income. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2022 and 2021 consists of accumulated foreign currency translation adjustments.

(Loss) Earnings Per Common Share

Basic net (loss) income per common share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by stock options in-the-money to calculate diluted net income per common share.

The following table represents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Years Ended June 30,
	2022	2021
Net (loss) income applicable to common stockholders	$(2,441)	$6,959
Basic net (loss) income per common share	$(0.08)	$0.22
Weighted average common shares used in computing basic net (loss) income per common share	31,553	31,007
Effect of dilutive common equivalents outstanding	—	1,590
Weighted average common shares used in computing diluted net (loss) income per common share	31,553	32,597
Diluted net (loss) income per common share	$(0.08)	$0.21

Weighted average options to purchase 2,935,174 and 293,949 shares of common stock as of June 30, 2022 and 2021, respectively, were not included in the computation of diluted net income per common share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2022 and 2021 is as follows (in thousands):

		(Loss)
	Total	Income	Long-Lived
	Revenue	from Operations	Assets
Year ended June 30, 2022:
North America	$66,793	$(4,128)	$488
Europe, Middle East, & Africa	25,158	8,997	119
Asia Pacific	—	(7,007)	224
	$91,951	$(2,138)	$831
Year ended June 30, 2021:
North America	$54,380	$4,936	$350
Europe, Middle East, & Africa	23,907	8,496	85
Asia Pacific	—	(6,093)	270
	$78,287	$7,339	$705

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

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (SRC) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal year 2024 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or the related disclosure.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes. This update is effective for fiscal years beginning after December 15, 2020 (our fiscal year 2022). During the current year, the Company has adopted this provision with no material impact to the consolidated financial statements.

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

We allocate the transaction price to each performance obligation based on relative standalone selling price basis (SSP). The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Fixed fees are generally paid upon milestone billing or customer acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following:

	As of June 30,
	2022	2021

	(in thousands)
Computers and equipment	$4,174	$3,750
Furniture and fixtures	933	1,029
Leasehold improvements	600	589
Total	5,707	5,368
Accumulated depreciation and amortization	(4,876)	(4,663)
Property and equipment, net	$831	$705

Depreciation and amortization expense was $478,000 and $428,000 for the fiscal years ended June 30, 2022 and 2021, respectively. Disposed fixed assets, which were substantially fully-depreciated, were $71,000 and none for the years ended June 30, 2022, and, 2021, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2022	2021

	(in thousands)
Accrued bonuses	$3,716	$3,601
Accrued vacation	2,956	2,636
Payroll and other employee related costs	1,477	1,559
Accrued commissions	559	648
Accrued compensation	$8,708	$8,444

Accrued liabilities consists of the following:

	As of June 30,
	2022	2021

	(in thousands)
Customer advances	$329	$349
Sales tax payable	936	796
VAT liability	1,191	2,190
Accrued other liabilities	2,470	1,017
Accrued liabilities	$4,926	$4,352

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the fiscal years ended June 30, 2022 and 2021, respectively:

	Fiscal Year Ended June 30,
	2022	2021

	(in thousands)
Revenue:
SaaS revenue	$80,904	$66,929
Legacy revenue	3,653	5,442
Total subscription	84,557	72,371
Professional services	7,394	5,916
Total revenue	$91,951	$78,287

The following table presents our revenue recognized over-time and at a point-in-time during the fiscal years ended June 30, 2022 and 2021, respectively:

	Fiscal Year Ended June 30,
	2022	2021

	(in thousands)
Revenue:
Over-time	$81,937	$68,649
Point-in-time	10,014	9,638
Total revenue	$91,951	$78,287

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2022	2021

	(in thousands)
Revenue:
North America	$66,793	$54,380
Europe, Middle East, & Africa	25,158	23,907
Total revenue	$91,951	$78,287

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets for the years ended June 30, 2022 and 2021.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2022 ($)	Balance as of July 1, 2021 ($)
Contract liabilities:
Deferred revenue	45,638	46,211
Deferred revenue, net of current portion	3,785	3,332

$41.4 million of deferred revenue as of June 30, 2021 was recognized as revenue during the fiscal year ended June 30, 2022. $36.5 million of deferred revenue as of June 30, 2020 was recognized as revenue during the fiscal year ended June 30, 2021. Total deferred revenue includes additions of $91.4 million and deductions of $91.5 million for the fiscal year ended June 30, 2022. Deductions consist of revenue recognize from beginning of period and impact of foreign currency translation.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency rates. As of June 30, 2022, our remaining performance obligations were $100.5 million of which we expect to recognize $63.2 million and $37.3 million as revenue within one year and beyond one year, respectively.

4. INCOME TAXES

(Loss) income before income tax (provision) benefit consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
United States	$(4,214)	$5,024
Foreign	3,008	1,769
(Loss) Income before income tax (provision) benefit	$(1,206)	$6,793

The fiscal 2021 (provision) benefit for income tax reconciliations have been recast to dollar values versus a percentage of income before taxes for comparability to the fiscal 2022 presentation.  The reconciliation of income tax (expense) benefit at the statutory federal income tax rate and the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021

Federal statutory income tax rate	$253	$(1,427)
Current state taxes, net of federal benefit	134	(145)
Foreign rate differential	98	126
Research and development credits	433	574
Foreign withholding tax	(63)	(31)
Stock-based compensation	(102)	51
Deferred return to provision	(213)	125
Other items	(12)	(18)
Net change in valuation allowance	3,079	13,209
Foreign income	—	(194)
Expiration of tax attributes	(4,842)	(12,104)
Income tax (provision) benefit	$(1,235)	$166

The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Current (provision) benefit:
Federal	$—	$—
State	(350)	(107)
Foreign	(586)	(31)
Total current:	(936)	(138)
Deferred:
Federal	—	—
Foreign	(299)	304
Total deferred:	(299)	304
Income tax (provision) benefit	$(1,235)	$166

As of June 30, 2022, we had federal and state net operating loss carryforwards of approximately $67.1 million and $13.7 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2023, if not utilized. We also had federal research and development credit carryforwards of approximately $3.6 million as of June 30, 2022, which will expire at various dates beginning in fiscal year ending June 30, 2023, if not utilized. The California research and development credit carryforwards are approximately $6.0 million as of June 30, 2022 and have an indefinite carryover period.

As of June 30, 2022, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of June 30, 2022, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$14,637	$23,418
Research credits	8,321	7,728
Deferred revenue	1,036	1,220
Stock-based compensation	2,899	1,136
Accruals and reserves	6,057	2,799
Lease liability	664	228
Other	104	46
Gross deferred tax assets	33,718	36,575
Less valuation allowance	(32,412)	(35,492)
Net deferred tax assets	$1,306	$1,083
Gross deferred tax liabilities
Right-of-use asset	$(723)	$(207)
Fixed assets	(69)	(38)
Gross deferred tax liabilities	(792)	(245)
Total deferred tax assets, net *	$514	$838

*included in other assets, net on the consolidated balance sheet

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our U.S. net deferred tax assets. With respect to our foreign operations, we expect to utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the expiration of net operating loss carryforwards which had previously been valued against, change in valuation allowance, stock-based compensation, research and development credits, and our foreign operations.

The net valuation allowance decreased by $3.1 million and $13.2 million for the fiscal years ended June 30, 2022 and 2021, respectively.

We have not provided for taxes on $21.3 million of undistributed earnings of our foreign subsidiaries as of June 30, 2022. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction and potential state taxes.

For the fiscal years ended June 30, 2022 and 2021, we have none and $923,000 of Global Intangible Low Tax Income (GILTI) income inclusion and used our net operating losses to offset our taxable income.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Beginning balance	$1,762	$1,691
Increases in balances related to tax positions taken during current periods	89	71
Expired Attributes	(295)	—
Ending balance	$1,556	$1,762

There is no amount of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2022 and 2021, respectively. No accrued interest and penalties have been recognized in the tax provision related to unrecognized tax benefits.

We do not anticipate the amount of existing unrecognized tax benefit to significantly increase or decrease during the next twelve months. Our policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 2002 and 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years. For U.S. tax purposes, tax years after 2016 are subject to a three year statute of limitations. The Company is not currently under audit with either the IRS, foreign, or any state or local jurisdictions, nor has it been notified of any other potential future income tax audit. The federal and California statute of limitations remains open for three and four years, respectively, from the date of utilization of any net operating loss or credits.

5. STOCKHOLDERS’ EQUITY

On December 8, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of June 30, 2022, and June 30, 2021, the Company had 31,930,000 and 31,231,000 shares of common stock issued and outstanding, respectively.

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2022 as follows:

Reserved
Stock
Options
Stock options outstanding	5,443,928
Stock available for future grants or issuance:
2005 Stock Incentive Plan	679,790
2005 Management Stock Option Plan	71,983
2017 Employee Stock Purchase Plan	1,097,360
Total reserved shares of common stock for issuance	7,293,061

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2022 and 2021, no shares of preferred stock are issued or outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

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

The following table represents the activity under the 2005 Management Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2020	68,649	1,278,517	$3.58
Options Granted	—	—	$—
Options Exercised	—	(106,000)	$4.30
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2021	68,649	1,172,517	$3.51
Options Granted	—	—	$—
Options Exercised	—	(342,466)	$4.08
Options Forfeited / Expired	3,334	(3,334)	$1.75
Balance as of June 30, 2022	71,983	826,717	$3.29

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan which provides for the grant of stock options to eGain’s employees, officers, directors and consultants. Our board extended the expiration date of the 2005 Stock Incentive Plan to September 30, 2024 and made certain other changes. Options granted under the 2005 Stock Incentive Plan are non-qualified stock options. Non-qualified stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant. During the fiscal year ended June 30, 2022, we have increased our number of authorized shares available for grant by 3,000,000 shares.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2020	1,073,386	1,607,449	$5.60
Options Granted	(207,700)	207,700	$12.07
Options Exercised	—	(173,313)	$4.41
Options Forfeited / Expired	78,841	(78,841)	$8.69
Balance as of June 30, 2021	944,527	1,562,995	$6.44
Shares Added	3,000,000	—	$—
Options Granted	(3,607,661)	3,607,661	$11.18
Options Exercised	—	(210,521)	$3.52
Options Forfeited / Expired	342,924	(342,924)	$10.75
Balance as of June 30, 2022	679,790	4,617,211	$9.96

During the fiscal year ended June 30, 2022, we granted 71,100 stock options to consultants.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2022:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.6-$2.13	14,980	4.70	$1.80	14,980	$1.80
$2.50	1,049,534	4.37	$2.50	1,041,107	$2.50
$3.4-$7.96	635,227	5.05	$6.22	563,071	$6.03
$8.2-$10.96	592,298	8.66	$9.81	128,966	$9.53
$11.05-$11.26	129,900	9.24	$11.11	8,020	$11.24
$11.36	2,701,365	9.13	$11.36	511,788	$11.36
$11.47-$13.75	286,174	7.82	$12.40	137,426	$12.90
$14.28	8,600	8.21	$14.28	3,762	$14.28
$14.40	3,550	6.12	$14.40	3,402	$14.40
$19.11	22,300	7.75	$19.11	10,166	$19.11
$1.6-$19.11	5,443,928	7.60	$8.94	2,422,688	$6.29

The summary of options vested and exercisable as of June 30, 2022 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	5,443,928	$8.94	$10,098,695	7.60
Fully vested and expected to vest options	5,173,999	$8.83	$10,072,808	7.52
Options exercisable	2,422,688	$6.29	$9,806,115	5.70

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $9.75 as of June 30, 2022 that would have been received by the option holders, had they exercised their options on June 30, 2022. The total intrinsic value of stock options exercised was $4.3 million and $2.0 million during fiscal years 2022 and 2021, respectively.

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

2017 Employee Stock Purchase Plan

In October 2017, our board of directors adopted the 2017 Employee Stock Purchase Plan (ESPP) which provided eligible employees the option purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock. On December 17, 2021, our board of directors authorized an additional 600,000 shares of common stock to be available for issuance under ESPP. As of June 30th, 2022 we have 1,097,360 reserved stock available for issuance under ESPP.

Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Non-cash stock-based compensation expense	$(11,380)	$(1,700)
Income tax expense	(102)	(51)
Net (loss) income effect	$(11,482)	$(1,751)

The Company recognized $102,000 and $51,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal years ended June 30, 2022 and 2021, respectively. There is no income tax effect that has been recognized relating to the stock-based compensation expense in the US due to full valuation allowance.

Total stock-based compensation includes expense related to non-employee awards of $232,000 and $47,000 during the fiscal years ended June 30, 2022 and 2021, respectively.

Total stock-based compensation includes expense related to the ESPP of $457,000 and $473,000 during the fiscal years ended June 30, 2022 and 2021, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2022 and 2021, there were 3,607,661 and 207,700 options granted, respectively, with a weighted average grant date fair value of $5.83 and $6.60, per share, respectively.

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Fiscal Year Ended June 30,
	2022	2021
Dividend yield	—	—
Expected volatility	70%	72%
Average risk-free interest rate	1.01%	0.50%
Expected life (in years)	4.68	4.35

We used the following weighted-average assumptions as inputs to estimate the fair value of the ESPP stock purchase right:

	Fiscal Year Ended June 30,
	2022	2021
Dividend yield	—	—
Expected volatility	57%	69%
Average risk-free interest rate	1.22%	1.27%
Expected term (in years)	0.50	0.50
Fair Value of grants per share	$2.96	$3.64

During the fiscal year ended June 30, 2022, employees were granted the right and purchased an aggregate of 145,715 shares pursuant to the 2017 ESPP. Compensation expense related to those purchase rights was $457,000 and $473,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, unrecognized compensation expense related to purchase rights that will be recognized over a weighted average period of 0.42 years was $220,000.

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

The following table summarizes stock-based compensation expense relating to stock options for the years ended June 30, 2022 and 2021, respectively (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Cost of revenue	$2,916	$222
Research and development	2,797	347
Sales and marketing	2,248	501
General and administrative	2,962	157
Total	$10,923	$1,227

Total unamortized compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2022 was $11.8 million which is expected to be recognized over the weighted average period of 1.64 years.

6. INTANGIBLE ASSETS

Intangible assets are amortized over the estimated lives, as follows (in thousands, except expected life):

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2022	Life	Category
Customer relationships - maintenance contracts	1,610	(1,610)	—	6	Cost of recurring
	$1,610	$(1,610)	$—

	Gross				Consolidated
	Carrying	Accumulated	Net Balance		Statements of Operations
Intangible Asset	Amount	Amortization	June 30, 2021	Life	Category
Customer relationships - maintenance contracts	1,610	(1,610)	—	6	Cost of recurring
	$1,610	$(1,610)	$—

Amortization expense related to the above intangible assets were $0 and $26,000 for fiscal years ended June 30, 2022 and 2021, respectively.

7. LEASES

During our fiscal year ended June 30, 2022, we leased our office facilities under non-cancelable operating leases that expire on various dates through the fiscal year 2027; and we were the sublessor for some office spaces through March 2022. We also modified one of the existing operating leases by extending it through 2027, which resulted in an increase in operating lease right-of-use assets and operating lease liabilities in the amount of $2.8 million during our fiscal year ended June 30. 2022. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

The following table presents information about the weighted average lease term and discount rate as follows:

As of June 30, 2022
Weighted average remaining lease term (in years)	4.05
Weighted average discount rate	4.92%

The following table presents information about leases on our consolidated statement of operations (in thousands):

Fiscal Year Ended
June 30, 2022
Operating lease expense	$1,346
Short-term lease expense	4
Sublease income	463

The following table presents supplemental cash flow information about our leases (in thousands):

Fiscal Year Ended
June 30, 2022
Operating cash outflows from operating leases	$1,691
Right-of-use assets obtained in exchange for new operating lease liabilities	—

As of June 30, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal 2023	$1,193
Fiscal 2024	878
Fiscal 2025	668
Fiscal 2026	688
Thereafter	528
Total minimum lease payments	3,955
Less: Imputed interest	(374)
Total	$3,581

8. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2022 and 2021, we contributed approximately $704,000 and $569,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $542,000 and $534,000, for the fiscal years ended June 30, 2022 and 2021, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were insignificant for the fiscal years 2022 and 2021.

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

Contractual Obligations and Commitments

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2022, we have paid all non-cancelable contractual agreements related to these software licenses.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2022 and 2021.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2022 and 2021, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $57.9 million and $55.4 million, respectively.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2022 and 2021, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

	(in thousands, except per share data)
Fiscal Year 2022
Revenue	$21,451	$23,093	$23,904	$23,503	$91,951
Gross profit	$16,153	$16,992	$17,367	$16,902	$67,414
Income (loss) from operations	$691	$(630)	$(476)	$(1,723)	$(2,138)
Net income (loss)	$551	$(826)	$(615)	$(1,551)	$(2,441)
Basic net income (loss) per share	$0.02	$(0.03)	$(0.02)	$(0.05)	$(0.08)
Diluted net income (loss) per share	$0.02	$(0.03)	$(0.02)	$(0.05)	$(0.08)

Fiscal Year 2021
Revenue	$19,063	$19,233	$19,743	$20,248	$78,287
Gross profit	$14,432	$14,522	$14,897	$15,169	$59,020
Income from operations	$2,352	$1,896	$1,577	$1,514	$7,339
Net income	$2,044	$1,606	$1,261	$2,048	$6,959
Basic net income per share	$0.06	$0.05	$0.04	$0.07	$0.22
Diluted net income per share	$0.06	$0.05	$0.04	$0.06	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the heading “Election of Directors” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2022 Annual Meeting of Stockholders (Proxy Statement).

Certain information required by this item concerning executive officers is set forth in Part I, Item 1 of this report under the caption “Information About Our Executive Officers” and is incorporated herein by reference.

To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “2022 Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The following table summarizes our equity compensation plans as of June 30, 2022:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	4,617,211	$9.96	679,790
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	826,717	$3.29	71,983
Total	5,443,928	$8.94	751,773

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

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2022 and 2021.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2022 and 2021

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2022	$434	$68	$(379)	$123
Year ended June 30, 2021	$384	$400	$(350)	$434

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

Exhibit No.	Description of Exhibits

3(i).1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed on December 10, 2021).

3(i).2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

3(ii)

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83439, originally filed with the Commission on July 22, 1999, as subsequently amended (Form S-1)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-261722 filed on December 17, 2021).

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

10.3#

eGain Corporation Amended and Restated 2005 Management Stock Option Plan, as amended through August 25, 2021. (incorporated by reference to Exhibit 10.2# to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

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

21.1	Subsidiaries of eGain.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Indicates management contract or compensatory plan or arrangement.
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

eGain Corporation

Date: September 13, 2022	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2022
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 13, 2022
Eric N. Smit	(Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 13, 2022
Christine Russell

/s/ GUNJAN SINHA	Director	September 13, 2022
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 13, 2022
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 13, 2022
Brett Shockley