Form 10-Q
period 2022-09-30
EGAIN Corp
filed 2022-11-14
CIK 1066194

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,966,415 as of November 11, 2022.

Table of Contents

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$71,524	$72,173
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $206 and $123 as of September 30, 2022 and June 30, 2022, respectively	24,531	26,961
Costs capitalized to obtain revenue contracts, net	1,403	1,487
Prepaid expenses	3,392	2,612
Other current assets	526	895
Total current assets	101,383	104,135
Property and equipment, net	812	831
Operating lease right-of-use assets	3,538	3,850
Costs capitalized to obtain revenue contracts, net of current portion	2,882	3,136
Goodwill	13,186	13,186
Other assets, net	819	871
Total assets	$122,620	$126,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,937	$1,706
Accrued compensation	7,166	8,708
Accrued liabilities	3,380	4,926
Operating lease liabilities	1,022	1,044
Deferred revenue	44,665	45,638
Total current liabilities	58,170	62,022
Deferred revenue, net of current portion	3,674	3,785
Operating lease liabilities, net of current portion	2,269	2,537
Other long-term liabilities	722	808
Total liabilities	64,835	69,152
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; outstanding: 31,937 and 31,930 shares as of September 30, 2022 and June 30, 2022, respectively	32	32
Additional paid-in capital	395,252	393,157
Notes receivable from stockholders	(95)	(95)
Accumulated other comprehensive loss	(3,838)	(2,687)
Accumulated deficit	(333,566)	(333,550)
Total stockholders' equity	57,785	56,857
Total liabilities and stockholders' equity	$122,620	$126,009

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2022	2021
Revenue:
Subscription	$22,923	$20,145
Professional services	1,840	1,306
Total revenue	24,763	21,451
Cost of revenue:
Cost of subscription	3,978	3,487
Cost of professional services	2,304	1,811
Total cost of revenue	6,282	5,298
Gross profit	18,481	16,153
Operating expenses:
Research and development	6,874	5,609
Sales and marketing	9,459	7,404
General and administrative	2,818	2,449
Total operating expenses	19,151	15,462
(Loss) income from operations	(670)	691
Interest income	286	2
Other income, net	810	10
Income before income tax provision	426	703
Income tax provision	(442)	(152)
Net (loss) income	$(16)	$551
Per share information:
(Loss) Earnings per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02
Weighted-average shares used in computation:
Basic	31,933	31,280
Diluted	31,933	32,762

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net (loss) income	$(16)	$551
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,151)	(101)
Total comprehensive (loss) income	$(1,167)	$450

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2022	31,930	$32	$393,157	$(95)	$(2,687)	$(333,550)	$56,857
Issuance of common stock upon exercise of stock options	7	—	30	—	—	—	30
Stock-based compensation	—	—	2,065	—	—	—	2,065
Foreign currency translation adjustments	—	—	—	—	(1,151)	—	(1,151)
Net loss	—	—	—	—	—	(16)	(16)
Balances as of September 30, 2022	31,937	$32	$395,252	$(95)	$(3,838)	$(333,566)	$57,785

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2021	31,231	31	378,451	(92)	(1,220)	(331,109)	$46,061
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	156	—	411	—	—	—	411
Stock-based compensation	—	—	2,107	—	—	—	2,107
Foreign currency translation adjustments	—	—	—	—	(101)	—	(101)
Net income	—	—	—	—	—	551	551
Balances as of September 30, 2021	31,387	$31	$380,969	$(93)	$(1,321)	$(330,558)	$49,028

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16)	$551
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	375	356
Amortization of right-of-use assets	272	241
Depreciation and amortization	126	111
Provision for (recovery of) doubtful accounts	84	(162)
Deferred income taxes	14	(187)
Stock-based compensation	2,065	2,107
Changes in operating assets and liabilities:
Accounts receivable	1,530	14,846
Costs capitalized to obtain revenue contracts	(191)	(646)
Prepaid expenses	(824)	716
Other current assets	355	(56)
Other non-current assets	12	—
Accounts payable	249	(1,369)
Accrued compensation	(1,375)	(1,258)
Accrued liabilities	(1,463)	(1,858)
Deferred revenue	(151)	(5,893)
Operating lease liabilities	(255)	(336)
Other long-term liabilities	(47)	7
Net cash provided by operating activities	760	7,170
Cash flows from investing activities:
Purchases of property and equipment	(120)	(131)
Net cash used in investing activities	(120)	(131)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	30	411
Net cash provided by financing activities	30	411
Effect of change in exchange rates on cash and cash equivalents	(1,319)	(267)
Net increase in cash, cash equivalents and restricted cash	(649)	7,183
Cash, cash equivalents and restricted cash at beginning of period	72,180	63,238
Cash, cash equivalents and restricted cash at end of period	$71,531	$70,421

Supplemental cash flow disclosures:
Cash paid for taxes	$489	$112
Non-cash items:
Purchases of equipment through trade accounts payable	$30	$25

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

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2023 refer to fiscal year ending June 30, 2023.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2022 and the condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the three months ended September 30, 2022 and 2021, are unaudited.  The condensed consolidated balance sheet as of June 30, 2022 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2023.

Principles of Consolidation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments  - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instrument, ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, ASU No. 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (SRC) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal year 2024 for the Company if it continues to be classified as an SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or the related disclosure.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS revenue includes revenue from cloud delivery arrangements, term licenses, and embedded OEM royalties and associated support. Legacy revenue is associated with license, or maintenance and support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation, training, and managed services.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. As the sales in connection with the royalty revenue agreement are reported by the customer a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the periods ended September 30, 2022 and 2021.

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Managed services contracts are bid on a time-and-material basis. Fixed fees are generally paid upon milestone billing or customer acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

During the three months ended September 30, 2022 and 2021, we capitalized $191,000 and $646,000 of costs to obtain revenue contracts, respectively, and amortized $375,000 and $356,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $4.3 million and $4.6 million as of September 30, 2022 and June 30, 2022, respectively, on our condensed consolidated balance sheets.

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

Our sales are derived from North America and combined Europe, Middle East, and Africa and is disclosed in Note 2. However, we incur operating expenses in the North America, combined Europe, Middle East, and Africa, and Asia Pacific regions.

The following table presents our (loss) income from operations among our three operating regions (in thousands):

	Three Months Ended
	September 30,
	2022	2021
(Loss) income from operations:
North America	$(551)	$38
Europe, Middle East, & Africa	1,522	2,442
Asia Pacific	(1,641)	(1,789)
(Loss) income from operations	$(670)	$691

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2022	2022
Long-lived assets:
North America	$528	$488
Europe, Middle East, & Africa	99	119
Asia Pacific	185	224
Long-lived assets	$812	$831

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment, net in the accompanying condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. One customer, who is also our partner, accounted for 24% of total revenue during the three months ended September 30, 2022. Two customers, who are also our partners, accounted for 24% and 13%, respectively, of total revenue during the three months ended September 30, 2021. Three and two different customers accounted for more than 10% of our gross accounts receivable balance as of September 30, 2022 and 2021, respectively.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $692,000 and $770,000 as of September 30, 2022, and June 30, 2022, respectively, and are included in the accounts receivable balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Stock-Based Compensation Expense:
Cost of revenue	$430	$518
Research and development	571	540
Sales and marketing	531	509
General and administrative	533	540
Total stock-based compensation expense	$2,065	$2,107

Total stock-based compensation includes expense related to non-employee awards of $44,000 and $55,000 during the three months ended September 30, 2022, and 2021, respectively.

Total stock-based compensation includes expense related to the ESPP of $127,000 and $132,000 for the three months ended September 30, 2022, and 2021, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended September 30, 2022 and 2021, we granted options to purchase 100,867 and 2,950,560 shares of common stock with a weighted-average fair value of $5.04 and $7.30 per share, respectively.

We used the following assumptions:

	Three Months Ended
	September 30,
	2022	2021
Expected volatility	65%	70%
Average risk-free interest rate	3.23%	0.80%
Expected life (in years)	4.62	4.68
Dividend yield	—	—

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

On June 1, 2022 and 2021, employees were granted the right to purchase an aggregate of 97,982 and 80,018 shares under the ESPP, respectively.

As of September 30, 2022, there were 1,097,360 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2022 there was approximately $9.4 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.5 years. There were 7,225 and 156,170 options exercised during the three months ended September 30, 2022 and 2021, respectively.

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

For operating leases, ROU assets and lease liabilities are recognized at the commencement date of the lease. The lease liability is measured as the present value of the lease payments over the lease term, using the rate implicit in the lease if readily determinable. If the rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate at lease commencement. The operating lease ROU assets are calculated as the present value of the remaining lease payments plus unamortized initial direct costs and any prepayments, less unamortized lease incentives received.

Operating leases typically include non-lease components such as common-area maintenance costs. We have elected to include non-lease components with lease payments for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease component payments that are not fixed are expensed as incurred as variable lease payments.

Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and obligations for leases with an initial term of twelve months or less, and has applied a capitalization threshold to recognize a lease on the balance sheet. The expense associated with short-term leases and leases that do not meet the Company’s capitalization threshold are recorded to lease expense in the period it is incurred.

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three months ended September 30, 2022.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Revenue:
SaaS revenue	$22,628	$19,194
Legacy revenue	295	951
Total subscription revenue	22,923	20,145
Professional services revenue	1,840	1,306
Total revenue	$24,763	$21,451

The following table presents our revenue recognized over-time and at a point-in-time during the three months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,
	2022	2021
Revenue:
Over-time	$21,315	$19,017
Point-in-time	3,448	2,434
Total revenue	$24,763	$21,451

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented.

	Three Months Ended
	September 30,
	2022	2021
Revenue:
North America	$19,120	$15,228
Europe, Middle East, & Africa	5,643	6,223
Total revenue	$24,763	$21,451

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers.  Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets as of September 30, 2022, on our condensed consolidated balance sheets.

The following table presents the contract liabilities (in thousands):

	Balance as of June 30, 2022 ($)	Balance as of September 30, 2022 ($)
Contract liabilities:
Deferred revenue	45,638	44,665
Deferred revenue, net of current portion	3,785	3,674

$14.4 million of deferred revenue as of June 30, 2022 was recognized to revenue during the three months ended September 30, 2022. Total deferred revenue includes additions and deductions of $25.0 million for the three months ended September 30, 2022. Deductions consist of revenue recognized from beginning of period and impact of foreign currency translation.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2022, our remaining performance obligations were $94.5 million of which we expect to recognize $67.2 million and $27.3 million as revenue within one year and beyond one year, respectively.

3. (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money to calculate diluted net income per share.

The following table represents the calculation of basic and diluted net (loss) income per share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2022	2021
Net (loss) income	$(16)	$551
Per share information:
(Loss) Earnings per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02
Weighted-average shares used in computation:
Basic	31,933	31,280
Effect of dilutive options	—	1,482
Diluted	31,933	32,762

Weighted-average shares of stock options to purchase 3,707,271 and 1,372,400 shares of common stock for the three months ended September 30, 2022 and 2021, respectively, were not included in the computation of diluted net (loss) income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of September 30, 2022, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of September 30, 2022, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of September 30, 2022, we estimate $2.2 million of GILTI will be an addback for fiscal year 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. These measures may affect our condensed consolidated financial statements and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

5. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2027 and we were the sublessor for some office spaces through March 2022. We also modified one of the existing operating leases by extending it through 2027, which resulted in an increase in operating lease ROU assets and operating lease liabilities in the amount of $2.8 million during our fiscal year ended June 30. 2022. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

Total operating lease costs were $321,000 and $366,000 for the three months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, and 2021, operating cash outflows for operating leases were $298,000 and $460,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	September 30,	June 30,
	2022	2022
Assets:
Operating lease right-of-use assets	$3,538	$3,850
Liabilities:
Operating lease liabilities	1,022	1,044
Operating lease liabilities, net of current portion	2,269	2,537

The following table presents information about the weighted average lease term and discount rate as follows:

	As of September 30, 2022	As of June 30, 2022
Weighted average remaining lease term (in years)	3.91	4.05
Weighted average discount rate	4.93%	4.92%

As of September 30, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2023	$872
Fiscal 2024	867
Fiscal 2025	668
Fiscal 2026	688
Fiscal 2027	527
Total minimum lease payments	3,622
Less: Imputed interest	(331)
Total	$3,291

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2022 and June 30, 2022, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $57.5 million and $57.9 million, respectively.

8. SUBSEQUENT EVENT

On November 14, 2022 the Board of Directors authorized a stock repurchase program under which we may purchase up to $20 million of our outstanding common stock.

Under the stock repurchase program, we may purchase shares of common stock on a discretionary basis from time to time through open market transactions or privately negotiated transactions at prices deemed appropriate by us. In addition, at our discretion, open market repurchase of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

We believe our go-forward SaaS business model affords us recurring revenue visibility and more predictability. Historical fiscal years affirmed our view that SaaS clients adopt our product innovation much faster than the perpetual license model and get better service levels. We believe SaaS clients enjoy up to 50% faster time to value from their eGain investment.

COVID-19

Since early 2020, several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of COVID-19, including shelter-in-place and social distancing orders, which has resulted in a significant deterioration of economic conditions in the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business has not had a material adverse impact on our business. However, the ongoing spread of the COVID-19 virus, including new variants, current availability of COVID-19 vaccinations, and lockdown orders in China from 2022, caused us to adapt and modify our business practices, including implementing hybrid work model policies and limiting travel by our employees, among other things.

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

SaaS Revenues

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer offer.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Change
SaaS revenue	$22,628	$19,194	$3,434	18%
Legacy revenue	295	951	(656)	(69)%
Total subscription revenue	$22,923	$20,145	$2,778	14%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

Three Months Ended

	September 30,
(in thousands)	2022	2021	Change
SaaS revenue	$22,628	$19,194	$3,434	18%
Professional services revenue	1,840	1,306	534	41%
Total SaaS and professional services revenue:	$24,468	$20,500	$3,968	19%

Non-GAAP Operating Income

Non-GAAP operating income is defined as (loss) income from operations, adjusted for the impact of stock-based compensation expense.

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

The following table presents a reconciliation of GAAP (loss) income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2022	2021
(Loss) income from operations	$(670)	$691
Add:
Stock-based compensation	2,065	2,107
Non-GAAP income from operations	$1,395	$2,798

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

We believe that the assumptions and estimates, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, associated with revenue recognition, stock-based compensation, allowance for doubtful accounts, the valuation of goodwill, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. We evaluate these estimates on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their stand-alone selling prices. Revenue allocated to each performance obligation is recognized as work is performed. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Managed services contracts are bid on a time-and-material basis. Fixed fees are generally paid on milestone billing at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

As of September 30, 2022, our remaining performance obligations were $94.5 million, of which we expect to recognize $67.2 million and $27.3 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2022	2021
Revenue:
Subscription	93%	94%
Professional services	7%	6%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	16%	16%
Cost of professional services	9%	9%
Total cost of revenue	25%	25%
Gross profit	75%	75%
Operating expenses:
Research and development	28%	26%
Sales and marketing	38%	35%
General and administrative	11%	11%
Total operating expenses	77%	72%
(Loss) income from operations	(3)%	3%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
Subscription	$22,923	$20,145	$2,778	14%
Professional services	1,840	1,306	534	41%
Total revenue	$24,763	$21,451	$3,312	15%

Total revenue increased approximately $3.3 million during the three months ended September 30, 2022, compared to the same periods in 2021, respectively, due to an increase in SaaS revenue of $3.4 million during the three months ended September 30, 2022, compared to the same periods in 2021. The increase for the three months ended September 30, 2022 was primarily due to an increase in SaaS revenue that was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $909,000 and an increase of $356,000 in total revenue during the three months ended September 30, 2022 and 2021, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
SaaS revenue	$22,628	$19,194	$3,434	18%
Percentage of total revenue	91%	89%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $3.4 million during the three months ended September 30, 2022, respectively, compared to the same periods in 2021. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers. We expect our SaaS revenue to increase on a year over year basis.

SaaS revenue represents 91% of total revenue for the three months ended September 30, 2022, compared to 89%, during the same period in 2021. This represented an increase in SaaS revenue of 18% for the three months ended September 30, 2022, compared to the same periods in 2021.

Excluding a decrease of $802,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $4.2 million during the three months ended September 30, 2022, compared to the same periods in 2021.

Legacy Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
Legacy revenue	$295	$951	$(656)	(69)%
Percentage of total revenue	2%	4%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $656,000 during the three months ended September 30, 2022, compared to the same periods in 2021. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding a decrease of $49,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $607,000 during the three months ended September 30, 2022, compared to the same periods in 2021.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
Professional services revenue	$1,840	$1,306	$534	41%
Percentage of total revenue	7%	6%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services increased by $534,000 during the three months ended September 30, 2022, compared to the same periods in 2021. The increase for three months ended September 30, 2022 compared to the prior year was primarily due to customer implementations and an increase in managed services.

Excluding a decrease of $58,000 due to foreign exchange rate fluctuation, professional services revenue increased by $592,000 during the three months ended September 30, 2022, compared to the same period in 2021.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
North America	$19,120	$15,228	$3,892	26%
Europe, Middle East, & Africa	5,643	6,223	(580)	(9)%
Total revenue	$24,763	$21,451	$3,312	15%

Revenue from North America sales increased by 26% from $15.2 million during the three months ended September 30, 2021 to $19.1 million during the three months ended September 30, 2022 due to increases of (i) $3.6 million in SaaS revenue and (ii) $619,000 in professional services revenue; partially offset by a decrease of $346,000 in legacy revenue.

Revenue from Europe, Middle East, and Africa sales decreased by 9% from $6.2 million for the three months ended September 30, 2021 to $5.6 million during the three months ended September 30, 2022, due to decreases of (i) $309,000 in legacy revenue, (ii) $185,000 in SaaS revenue, and (iii) $85,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
Subscription	$3,978	$3,487	$491	14%
Professional services	2,304	1,811	493	27%
Total cost of revenue	$6,282	$5,298	$984	19%
Percentage of total revenue	25%	25%
Gross margin	75%	75%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $491,000 during the three months ended September 30, 2022, from the same period in fiscal year 2021. This increase was primarily due to increases of (i) $568,000 in cloud-computing costs and (ii) $47,000 in outside consulting costs; partially offset by a decrease of $22,000 in personnel-related costs.

Excluding a decrease of $102,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $593,000 during the three months ended September 30, 2022, from the same periods in 2021.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased $493,000 during the three months ended September 30, 2022, from the same period in 2021. This increase was primarily due to increases of $502,000 in personnel-related costs and $49,000 in outside consulting costs.

Excluding a decrease of $58,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $551,000 during the three months ended September 30, 2022, compared to the same periods in 2021.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
Research and development	$6,874	$5,609	$1,265	23%
Percentage of total revenue	28%	26%

Research and development expense primarily consists of personnel-related expenses directly associated with our engineering, product management and development, and quality assurance staff. Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. Research and development expense also includes outside consulting services contracted for research and development.

Research and development expense increased by 23% to $6.9 million for the three months ended September 30, 2022, from $5.6 million in the same period in 2021. Excluding a decrease of $203,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $1.4 million in personnel-related costs and (ii) $78,000 in outside consulting costs.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
Sales and marketing	$9,459	$7,404	$2,055	28%
Percentage of total revenue	38%	35%

Sales and marketing expense primarily consists of personnel-related expenses directly associated with our sales, marketing and business development staff. Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. Sales and marketing expenses also include amortization of commissions paid to our sales staff, lead generation activities, advertising, trade show and other promotional costs, and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expenses increased by 28% to $9.5 million for the three months ended September 30, 2022, from $7.4 million in the same period in fiscal year 2021. Excluding a decrease of $283,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $1.6 million in personnel-related expenses and (ii) $858,000 in marketing program expenses; offset by a decrease of $128,000 in outside consulting expenses.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
General and administrative	$2,818	$2,449	$369	15%
Percentage of total revenue	11%	11%

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

General and administrative expenses increased 15% to $2.8 million for the three months ended September 30, 2022, from $2.4 million in the same period in 2021. Excluding a decrease of $46,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $227,000 in bad debt expenses, (ii) $165,000 in personnel-related expenses, (iii) $63,000 in outside-consulting costs, and (iv) $63,000 in legal related expenses; partially offset by decreases of (i) $91,000 in accounting, audit, and administrative expenses and (ii) $12,000 in investor relations expenses.

(Loss) Income from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2022	2021	Change
(Loss) income from operations	$(670)	$691	$(1,361)	(197)%
Operating margin	(3)%	3%

Loss from operations was $670,000 with an operating loss margin of 3% during the three months ended September 30, 2022. Loss from operations during the three months ended September 30, 2022 included $2.1 million of stock-based compensation and $375,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was income of $286,000 and $2,000 during the three months ended September 30, 2022 and 2021, respectively.

Other Income, Net

Other income, net was income of $810,000 and $10,000 during the three months ended September 30, 2022 and 2021, respectively. Other income, net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of September 30, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $442,000 and $152,000 for the three months ended September 30, 2022, and 2021, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2022 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $96.1 million and $99.1 million, respectively. Our cash, cash equivalents and restricted cash were $71.5 million and $72.2 million as of September 30, 2022 and June 30, 2022, respectively.

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

Cash Flows

For the three months ended September 30, 2022 and 2021, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$760	$7,170
Net cash used in investing activities	(120)	(131)
Net cash provided by financing activities	30	411

Cash provided by operating activities mainly consists of net (loss) income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $6.4 million during the three months ended September 30, 2022, from the same period in 2021, driven primarily by the timing of collections for accounts receivable.

Net cash used in investing activities decreased by $11,000 during the three months ended September 30, 2022, from the same period in 2021, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $381,000 during the three months ended September 30, 2022, from the same period in 2021. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of September 30, 2022, the future non-cancelable minimum payments under these commitments were approximately $3.6 million.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2022 totaled approximately $18.1 million. 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.8 million between September 30, 2022 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between September 30, 2022 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 23% and 29% of our revenue from Europe, Middle East, and Africa sales during three months ended September 30, 2022 and 2021, respectively. In addition to those discussed elsewhere in this section, our Europe, Middle East, and Africa sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2022 approximately 43% of our workforce was employed in India. Of our employees in India, 51% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 33% of our outstanding capital stock as of September 30, 2022, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 14, 2022	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)