Form 10-Q
period 2022-12-31
EGAIN Corp
filed 2023-02-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,131,765 as of February 9, 2023.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$80,867	$72,173
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $166 and $123 as of December 31, 2022 and June 30, 2022, respectively	16,470	26,961
Costs capitalized to obtain revenue contracts, net	1,423	1,487
Prepaid expenses	2,135	2,612
Other current assets	609	895
Total current assets	101,511	104,135
Property and equipment, net	863	831
Operating lease right-of-use assets	3,277	3,850
Costs capitalized to obtain revenue contracts, net of current portion	2,831	3,136
Goodwill	13,186	13,186
Other assets, net	1,007	871
Total assets	$122,675	$126,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,196	$1,706
Accrued compensation	6,437	8,708
Accrued liabilities	5,095	4,926
Operating lease liabilities	1,005	1,044
Deferred revenue	41,768	45,638
Total current liabilities	55,501	62,022
Deferred revenue, net of current portion	2,968	3,785
Operating lease liabilities, net of current portion	2,042	2,537
Other long-term liabilities	793	808
Total liabilities	61,304	69,152
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; outstanding: 32,131 and 31,930 shares as of December 31, 2022 and June 30, 2022, respectively	32	32
Additional paid-in capital	397,998	393,157
Notes receivable from stockholders	(96)	(95)
Accumulated other comprehensive loss	(2,893)	(2,687)
Accumulated deficit	(333,670)	(333,550)
Total stockholders' equity	61,371	56,857
Total liabilities and stockholders' equity	$122,675	$126,009

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
Subscription	$23,614	$21,306	$46,537	$41,451
Professional services	1,986	1,787	3,826	3,092
Total revenue	25,600	23,093	50,363	44,543
Cost of revenue:
Cost of subscription	4,424	3,521	8,402	7,008
Cost of professional services	2,328	2,580	4,632	4,392
Total cost of revenue	6,752	6,101	13,034	11,400
Gross profit	18,848	16,992	37,329	33,143
Operating expenses:
Research and development	7,188	6,186	14,062	11,795
Sales and marketing	8,895	8,155	18,354	15,558
General and administrative	2,552	3,281	5,370	5,730
Total operating expenses	18,635	17,622	37,786	33,083
Income (loss) from operations	213	(630)	(457)	60
Interest income	529	2	815	4
Other income (expense), net	(545)	(29)	265	(19)
Income (loss) before income tax provision	197	(657)	623	45
Income tax provision	(301)	(169)	(743)	(320)
Net loss	$(104)	$(826)	$(120)	$(275)
Per share information:
Loss per share:
Basic	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Weighted-average shares used in computation:
Basic	32,018	31,430	31,975	31,355
Diluted	32,018	31,430	31,975	31,355

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(104)	$(826)	$(120)	$(275)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	945	(35)	(206)	(136)
Total comprehensive income (loss)	$841	$(861)	$(326)	$(411)

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2022	31,937	$32	$395,252	$(95)	$(3,838)	$(333,566)	$57,785
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	122	—	435	—	—	—	435
Issuance of common stock in connection with employee stock purchase plan	72	—	540	—	—	—	540
Stock-based compensation	—	—	1,771	—	—	—	1,771
Foreign currency translation adjustments	—	—	—	—	945	—	945
Net loss	—	—	—	—	—	(104)	(104)
Balances as of December 31, 2022	32,131	$32	$397,998	$(96)	$(2,893)	$(333,670)	$61,371

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2021	31,387	$31	$380,969	$(93)	$(1,321)	$(330,558)	$49,028
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	41	—	119	—	—	—	119
Issuance of common stock in connection with employee stock purchase plan	65	—	558	—	—	—	558
Stock-based compensation	—	—	3,821	—	—	—	3,821
Foreign currency translation adjustments	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(826)	(826)
Balances as of December 31, 2021	31,493	$31	$385,467	$(94)	$(1,356)	$(331,384)	$52,664

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2022	31,930	$32	$393,157	$(95)	$(2,687)	$(333,550)	$56,857
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	129	—	465	—	—	—	465
Issuance of common stock in connection with employee stock purchase plan	72	—	540	—	—	—	540
Stock-based compensation	—	—	3,836	—	—	—	3,836
Foreign currency translation adjustments	—	—	—	—	(206)	—	(206)
Net loss	—	—	—	—	—	(120)	(120)
Balances as of December 31, 2022	32,131	$32	$397,998	$(96)	$(2,893)	$(333,670)	$61,371

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2021	31,231	$31	$378,451	$(92)	$(1,220)	$(331,109)	$46,061
Interest on stockholder notes	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	197	—	530	—	—	—	530
Issuance of common stock in connection with employee stock purchase plan	65	—	558	—	—	—	558
Stock-based compensation	—	—	5,928	—	—	—	5,928
Foreign currency translation adjustments	—	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	—	(275)	(275)
Balances as of December 31, 2021	31,493	$31	$385,467	$(94)	$(1,356)	$(331,384)	$52,664

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(120)	$(275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	770	732
Amortization of right-of-use assets	552	518
Depreciation	251	228
Provision for (Recovery of) doubtful accounts	101	(77)
Deferred income taxes	(202)	(198)
Stock-based compensation	3,836	5,928
Gain on disposal of property and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	10,353	11,413
Costs capitalized to obtain revenue contracts	(409)	(1,415)
Prepaid expenses	470	1,105
Other current assets	270	(68)
Other non-current assets	30	9
Accounts payable	(509)	(1,485)
Accrued compensation	(2,241)	(2,004)
Accrued liabilities	175	(1,335)
Deferred revenue	(4,638)	(7,718)
Operating lease liabilities	(516)	(743)
Other long-term liabilities	4	66
Net cash provided by operating activities	8,175	4,681
Cash flows from investing activities:
Purchases of property and equipment	(293)	(276)
Net cash used in investing activities	(293)	(276)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	465	530
Proceeds from employee stock purchase plan	540	558
Net cash provided by financing activities	1,005	1,088
Effect of change in exchange rates on cash and cash equivalents	(193)	(243)
Net increase in cash, cash equivalents and restricted cash	8,694	5,250
Cash, cash equivalents and restricted cash at beginning of period	72,180	63,238
Cash, cash equivalents and restricted cash at end of period	$80,874	$68,488

Supplemental cash flow disclosures:
Cash paid for taxes	$1,230	$151
ROU assets and lease liabilities recognized from lease modification	$—	2,762
Non-cash items:
Purchases of equipment through trade accounts payable	$—	$7

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain automates customer engagement with an innovative knowledge hub, powered by conversational AI and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in the United Kingdom and India.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2023 refer to fiscal year ending June 30, 2023.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended December 31, 2022 and 2021, are unaudited.  The condensed consolidated balance sheet as of June 30, 2022 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Principles of Consolidation

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and included the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (SRC) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal year 2024 for the Company if it continues to be classified as an SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements or the related disclosure.

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

Subscription Revenue

The following customer arrangements are recognized ratably over the contract term as the performance obligations are delivered:

●	Cloud delivery arrangements;
●	Maintenance and support arrangements; and
●	Term licenses which incorporate on-premise software licenses and a subscription to substantial cloud functionalities.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. As the sales in connection with the royalty revenue agreement are reported by the customer a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the periods ended December 31, 2022 and 2021.

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

During the three and six months ended December 31, 2022, we capitalized $218,000 and $409,000 of costs to obtain revenue contracts, respectively, and amortized $395,000 and $770,000 to sales and marketing expense, respectively.

During the three and six months ended December 31, 2021, we capitalized $769,000 and $1.4 million of costs to obtain revenue contracts, respectively, and amortized $376,000 and $732,000 to sales and marketing expense, respectively.

On our condensed consolidated balance sheets, capitalized costs to obtain revenue contracts, net, were $4.3 million and $4.6 million as of December 31, 2022 and June 30, 2022, respectively. Short-term capitalized costs to obtain revenue contracts, were $1.4 million and $1.5 million as of December 31, 2022 and June 30, 2022, respectively. Long-term capitalized costs to obtain revenue contracts, were $2.8 million and $3.1 million as of December 31, 2022 and June 30, 2022, respectively.

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

Our revenue is derived from North America and combined Europe, Middle East, and Africa and is disclosed in Note 2. However, we incur operating expenses in the North America, combined Europe, Middle East, and Africa, and Asia Pacific regions.

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Income (loss) from operations:
North America	$(69)	$(1,116)	$(620)	$(1,079)
Europe, Middle East, & Africa	2,014	2,305	3,536	4,748
Asia Pacific	(1,732)	(1,819)	(3,373)	(3,609)
Income (loss) from operations	$213	$(630)	$(457)	$60

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2022	2022
Long-lived assets:
North America	$575	$488
Europe, Middle East, & Africa	105	119
Asia Pacific	183	224
Long-lived assets	$863	$831

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment, net in the accompanying condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents and accounts receivable. Two customers, one of which is a partner, accounted for 19% and 10%, respectively, of total revenue during the three months ended December 31, 2022. The same partner accounted for 21% of total revenue during the six months ended December 31, 2022. The same partner and a different customer, accounted for 23% and 12%, respectively, of total revenue during the three months ended December 31, 2021 and 23% and 12%, respectively, for the six months ended December 31, 2021. One customer accounted for more than 10% of our gross accounts receivable balance as of December 31, 2022.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $676,000 and $770,000 as of December 31, 2022, and June 30, 2022, respectively, and are included in the accounts receivable balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Stock-based compensation expense:
Cost of revenue	$412	$1,006	$842	$1,524
Research and development	553	988	1,124	1,527
Sales and marketing	292	750	823	1,259
General and administrative	514	1,077	1,047	1,618
Total stock-based compensation expense	$1,771	$3,821	$3,836	$5,928

Total stock-based compensation includes expense related to non-employee awards of $38,000 and $82,000 during the three and six months ended December 31, 2022, respectively. Total stock-based compensation includes expense related to non-employee awards of $75,000 and $130,000 during the three and six months ended December 31, 2021, respectively.

Total stock-based compensation includes expense related to the ESPP of $63,000 and $190,000 for the three and six months ended December 31, 2022, respectively. Total stock-based compensation includes expense related to the ESPP of $93,000 and $225,000 for the three and six months ended December 31, 2021, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended December 31, 2022 and 2021, we granted options to purchase 53,200 and 241,379 shares of common stock with a weighted-average fair value of $4.32 and $5.78 per share, respectively.

During the six months ended December 31, 2022 and 2021, we granted options to purchase 154,067 and 3,191,939 shares of common stock with a weighted-average fair value of $4.79 and $7.19 per share, respectively.

We used the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Expected volatility	64%	69%	65%	70%
Average risk-free interest rate	4.00%	1.18%	3.50%	0.83%
Expected life (in years)	4.58	4.68	4.61	4.68
Dividend yield	—	—	—	—

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

On December 1, 2022, employees were granted the right to purchase an aggregate of 88,414 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2022 was $41,000.

On December 1, 2021, employees were granted the right to purchase an aggregate of 86,928 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2021 was $47,000.

As of December 31, 2022, there were 1,025,112 shares of common stock available for issuance under the ESPP.

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

As of December 31, 2022 there was approximately $7.5 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.4 years. There were 121,936 and 41,309 options exercised during the three months ended December 31, 2022 and 2021, respectively. There were 129,161 and 197,479 options exercised during the six months ended December 31, 2022 and 2021, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and six months ended December 31, 2022.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
SaaS revenue	$23,429	$20,451	$46,057	$39,645
Legacy revenue	185	855	480	1,806
Total subscription revenue	23,614	21,306	46,537	41,451
Professional services revenue	1,986	1,787	3,826	3,092
Total revenue	$25,600	$23,093	$50,363	$44,543

The following table presents our revenue recognized over-time and at a point-in-time during the three and six months ended December 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Over-time	$22,808	$20,220	$44,124	$39,236
Point-in-time	2,792	2,873	6,239	5,307
Total revenue	$25,600	$23,093	$50,363	$44,543

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenue between each geographic region as presented in the table below was materially consistent across each of our operating regions’ revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
North America	$19,802	$16,764	$38,922	$31,992
Europe, Middle East, & Africa	5,798	6,329	11,441	12,551
Total revenue	$25,600	$23,093	$50,363	$44,543

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period. There were no contract assets as of December 31, 2022, on our condensed consolidated balance sheets.

The following table presents our contract liabilities (in thousands):

	December 31, 2022	June 30, 2022
Contract liabilities:
Deferred revenue	41,768	45,638
Deferred revenue, net of current portion	2,968	3,785

$11.0 million and $25.4 million of deferred revenue as of June 30, 2022 was recognized to revenue during the three and six months ended December 31, 2022, respectively. Total deferred revenue includes additions of $21.9 million and deductions of $26.6 million for the three months ended December 31, 2022. Total deferred revenue includes additions of $46.9 million and deductions of $51.6 million for the six months ended December 31, 2022. Deductions consist of revenue recognized from beginning of period and impact of foreign currency translation.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of December 31, 2022, our remaining performance obligations were $92.1 million of which we expect to recognize $56.5 million and $35.6 million as revenue within one year and beyond one year, respectively.

3. LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money to calculate diluted net income per share.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(104)	$(826)	$(120)	$(275)
Per share information:
Loss per share:
Basic	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Weighted-average shares used in computation:
Basic	32,018	31,430	31,975	31,355
Diluted	32,018	31,430	31,975	31,355

Weighted-average shares of stock options to purchase 3,628,963 and 3,326,313 shares of common stock for the three months ended December 31, 2022 and 2021, respectively, and weighted-average shares of stock options to purchase 3,658,692 and 2,349,356 shares of common stock for the six months ended December 31, 2022 and 2021, respectively, were not included in the computation of diluted net loss per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of December 31, 2022, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of December 31, 2022, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

The 2017 Tax Cuts and Jobs Act includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. As of December 31, 2022, we estimate $7.9 million GILTI will be an addback for fiscal year 2023.

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

5. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2027 and we were the sublessor for some office spaces through March 2022. We also modified one of the existing operating leases by extending it through 2027, which resulted in an increase in operating lease ROU assets and operating lease liabilities in the amount of $2.8 million during our fiscal year ended June 30, 2022. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

Total operating lease costs were $315,000 and $331,000 for the three months ended December 31, 2022 and 2021, respectively. Total operating lease costs were $636,000 and $698,000 for the six months ended December 31, 2022 and 2021, respectively.

For the three and six months ended December 31, 2022, operating cash outflows for operating leases were $295,000 and $593,000, respectively. For the three and six months ended December 31, 2021, operating cash outflows for operating leases were $460,000 and $918,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	December 31,	June 30,
	2022	2022
Assets:
Operating lease right-of-use assets	$3,277	$3,850
Liabilities:
Operating lease liabilities	1,005	1,044
Operating lease liabilities, net of current portion	2,042	2,537

The following table presents information about the weighted average lease term and discount rate as follows:

	As of December 31, 2022	As of June 30, 2022
Weighted average remaining lease term (in years)	3.74	4.05
Weighted average discount rate	4.94%	4.92%

As of December 31, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2023	$585
Fiscal 2024	870
Fiscal 2025	668
Fiscal 2026	688
Fiscal 2027	528
Total minimum lease payments	3,339
Less: Imputed interest	(292)
Total	$3,047

6. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims that are not expected to have a material impact on our business or our condensed consolidated financial statements. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2022 and June 30, 2022, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $58.6 million and $57.9 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Board of Directors authorized a stock repurchase program under which we may purchase up to $20 million of our outstanding common stock.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. As of December 31, 2022, no shares have been repurchased.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involves risks and uncertainties include statements as to:

●	the benefits of our SaaS only business model, including our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients;
●	our belief that SaaS revenue better reflects business momentum;
●	expected benefits of our solutions to our clients and partners;

●	customer and market expectations in the market in which we operate;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plan and growth strategies;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the effect of our international operations;
●	the potential impact of foreign currency fluctuations; and
●	the potential impact of the COVID-19 pandemic on our business, employees and customers.

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

Overview

eGain automates customer engagement with an innovative knowledge hub, powered by conversational AI and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in the United Kingdom and India.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2022	2021	Change		2022	2021	Change
SaaS revenue	$23,429	$20,451	$2,978	15%	$46,057	$39,645	$6,412	16%
Legacy revenue	185	855	(670)	(78)%	480	1,806	(1,326)	(73)%
Total subscription revenue	$23,614	$21,306	$2,308	11%	$46,537	$41,451	$5,086	12%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2022	2021	Change		2022	2021	Change
SaaS revenue	$23,429	$20,451	$2,978	15%	$46,057	$39,645	$6,412	16%
Professional services revenue	1,986	1,787	199	11%	3,826	3,092	734	24%
Total SaaS and professional services revenue:	$25,415	$22,238	$3,177	14%	$49,883	$42,737	$7,146	17%

Non-GAAP Operating Income

Non-GAAP operating income is defined as income (loss) from operations, adjusted for the impact of stock-based compensation expense.

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Income (loss) from operations	$213	$(630)	$(457)	$60
Add:
Stock-based compensation	1,771	3,821	3,836	5,928
Non-GAAP income from operations	$1,984	$3,191	$3,379	$5,988

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

As of December 31, 2022, our remaining performance obligations were $92.1 million, of which we expect to recognize $56.5 million and $35.6 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
Subscription	92%	92%	92%	93%
Professional services	8%	8%	8%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	17%	15%	17%	16%
Cost of professional services	9%	11%	9%	10%
Total cost of revenue	26%	26%	26%	26%
Gross profit	74%	74%	74%	74%
Operating expenses:
Research and development	28%	27%	28%	26%
Sales and marketing	35%	35%	36%	35%
General and administrative	10%	14%	11%	13%
Total operating expenses	73%	76%	75%	74%
Income (Loss) from operations	1%	(2)%	(1)%	0%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2022 and 2021, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Subscription	$23,614	$21,306	$2,308	11%	$46,537	$41,451	$5,086	12%
Professional services	1,986	1,787	199	11%	3,826	3,092	734	24%
Total revenue	$25,600	$23,093	$2,507	11%	$50,363	$44,543	$5,820	13%

Total revenue increased approximately $2.5 million and $5.8 million during the three and six months ended December 31, 2022, compared to the same periods in fiscal year 2022, respectively, due to an increase in SaaS revenue of $3.0 million and $6.4 million during the three and six months ended December 31, 2022, compared to the same periods in fiscal year 2022. The increase for the three and six months ended December 31, 2022 was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $863,000 and $121,000 in total revenue during the three months ended December 31, 2022 and 2021, respectively. Foreign exchange rate fluctuation resulted in a decrease of $1.7 million and an increase of $479,000 for the six months ended December 31, 2022 and 2021, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
SaaS revenue	$23,429	$20,451	$2,978	15%	$46,057	$39,645	$6,412	16%
Percentage of total revenue	91%	88%			91%	89%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $3.0 million and $6.4 million during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers.

SaaS revenue represents 91% of total revenue for the three and six months ended December 31, 2022, compared to 88% and 89%, respectively, during the same periods in fiscal year 2022. This represented an increase in SaaS revenue of 15% and 16% for the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022.

Excluding a decrease of $789,000 and a decrease of $1.5 million due to foreign exchange rate fluctuation, SaaS revenue increased by $3.8 million and $7.9 million during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022.

Legacy Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Legacy revenue	$185	$855	$(670)	(78)%	$480	$1,806	$(1,326)	(73)%
Percentage of total revenue	1%	4%			1%	4%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced decreases of $670,000 and $1.3 million during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022. This decrease was primarily due to our focus in migrating our legacy customers to SaaS.

Excluding decreases of $17,000 and $84,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $653,000 and $1.2 million during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Professional services revenue	$1,986	$1,787	$199	11%	$3,826	$3,092	$734	24%
Percentage of total revenue	8%	8%			8%	7%

Professional services revenue includes consulting, implementation, managed services and training. Revenue from professional services increased by $199,000 and $734,000 during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022. The increase for three and six months ended December 31, 2022 compared to the prior year was primarily due to new customer implementations and an increase in managed services.

Excluding a decrease of $56,000 and $124,000 due to foreign exchange rate fluctuation, professional services revenue increased by $255,000 and $858,000 during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
North America	$19,802	$16,764	$3,038	18%	$38,922	$31,992	$6,930	22%
Europe, Middle East, & Africa	5,798	6,329	(531)	(8)%	11,441	12,551	(1,110)	(9)%
Total revenue	$25,600	$23,093	$2,507	11%	$50,363	$44,543	$5,820	13%

Revenue from North America sales increased by 18% from $16.8 million during the three months ended December 31, 2021 to $19.8 million during the three months ended December 31, 2022 due to increases of (i) $3.2 million in SaaS revenue and (ii) $334,000 in professional services revenue; partially offset by a decrease of $516,000 in legacy revenue.

Revenue from North America sales increased by 22% from $32.0 million during the six months ended December 31, 2021 to $38.9 million during the six months ended December 31, 2022 due to increases of (i) $6.8 million in SaaS revenue, and (ii) $953,000 in professional services revenue; partially offset by a decrease of $862,000 in legacy revenue.

Revenue from combined Europe, Middle East, and Africa sales decreased by 8% from $6.3 million for the three months ended December 31, 2021 to $5.8 million during the three months ended December 31, 2022, due to decreases of (i) $242,000 in SaaS revenue, (ii) $153,000 in legacy revenue, and (iii) $135,000 in professional services revenue.

Revenue from combined Europe, Middle East, and Africa sales decreased by 9% from $12.6 million for the six months ended December 31, 2021 to $11.4 million during the six months ended December 31, 2022, due to decreases of (i) $463,000 in legacy revenue, (ii) $427,000 in  SaaS revenue, and (iii) $220,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Subscription	$4,424	$3,521	$903	26%	$8,402	$7,008	$1,394	20%
Professional services	2,328	2,580	(252)	(10)%	4,632	4,392	240	5%
Total cost of revenue	$6,752	$6,101	$651	11%	$13,034	$11,400	$1,634	14%
Percentage of total revenue	26%	26%			26%	26%
Gross margin	74%	74%			74%	74%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $903,000 during the three months ended December 31, 2022, from the same period in fiscal year 2022. This increase was primarily due to increases of (i) $862,000 in cloud-computing costs, (ii) $112,000 in personnel-related costs, and (iii) $15,000 in outside consulting costs.

Cost of subscription revenue increased by $1.4 million during the six months ended December 31, 2022, from the same period in fiscal year 2022. This increase was primarily due to increases of (i) $1.4 million in cloud-computing costs and (ii) $99,000 in personnel related costs, and (iii) $62,000 in outside consulting costs.

Excluding a decrease of $86,000 and $197,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $989,000 and $1.6 million during the three and six months ended December 31, 2022, respectively, from the same periods in fiscal year 2022.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased $252,000 during the three months ended December 31, 2022, from the same period in fiscal year 2022. This decrease was primarily due to decrease of $318,000 in personnel-related costs; partially offset by an increase of $153,000 in outside consulting costs.

Cost of professional services increased by $240,000 during the six months ended December 31, 2022, from the same period in fiscal year 2022. This increase was primarily due to increases of $195,000 in outside consulting costs and $187,000 in personnel-related costs.

Excluding a decrease of $87,000 and $141,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $165,000 and increased by $381,000 during the three and six months ended December 31, 2022, respectively, compared to the same periods in fiscal year 2022.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Research and development	$7,188	$6,186	$1,002	16%	$14,062	$11,795	$2,267	19%
Percentage of total revenue	28%	27%			28%	26%

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

Research and development expense increased 16% to $7.2 million for the three months ended December 31, 2022, from $6.2 million in the same period in fiscal year 2022. Excluding a decrease of $197,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of $1.1 million in personnel-related costs and  $117,000 from outside consulting costs.

Research and development expense increased 19% to $14.1 million for the six months ended December 31, 2022, from $11.8 million in the same period in fiscal year 2022. Excluding a decrease of $396,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of $2.5 million in personnel-related costs and $195,000 from outside consulting costs.

Excluding any future foreign exchange rate fluctuation, we expect our research and development expense to remain relatively consistent as a percentage of total revenue in future quarters based on our product development plans.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Sales and marketing	$8,895	$8,155	$740	9%	$18,354	$15,558	$2,796	18%
Percentage of total revenue	35%	35%			36%	35%

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

Sales and marketing expenses increased 9% to $8.9 million for the three months ended December 31, 2022, from $8.2 million in the same period in fiscal year 2022. Excluding a decrease of $308,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $979,000 in marketing program expenses and (ii) $151,000 in outside consulting expenses; offset by a decrease of $81,000 in personnel-related expenses.

Sales and marketing expenses increased 18% to $18.4 million for the six months ended December 31, 2022, from $15.6 million in the same period in fiscal year 2022. Excluding a decrease of $531,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $1.8 million in marketing program expenses, (ii) $1.5 million in personnel-related expenses, and (iii) $30,000 in outside consulting expenses.

Excluding any future foreign exchange rate fluctuation, we expect our sales and marketing expense to increase as a percentage of total revenue in future quarters based on our current business plan.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
General and administrative	$2,552	$3,281	$(729)	(22)%	$5,370	$5,730	$(360)	(6)%
Percentage of total revenue	10%	14%			11%	13%

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

General and administrative expenses decreased 22% to $2.6 million for the three months ended December 31, 2022, from $3.3 million in the same period in fiscal year 2022. Excluding a decrease of $52,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to a decreases of (i) $554,000 in personnel-related expenses, (ii) $76,000 in bad debt expenses, (iii) $39,000 in legal related expenses, (iv) $37,000 in accounting, audit, and administrative expenses, and (v) $5,000 in investor relations expenses; partially offset by increase $34,000 in outside-consulting expenses.

General and administrative expenses decreased 6% to $5.4 million for the six months ended December 31, 2022, from $5.7 million in the same period in fiscal year 2022. Excluding a decrease of $109,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $390,000 in personnel-related expenses, (ii) $127,000 in accounting, audit, and administrative expenses, and (iii) $17,000 in investor relations expenses; partially offset by increases of (i) $161,000 in bad debt expenses, (ii) $99,000 in outside consulting expense, and (iii) $24,000 in legal related expenses.

Excluding any future foreign exchange rate fluctuation, we expect our general and administrative expense to remain relatively consistent as a percentage of total revenue in future quarters based on our current business plan.

Income (Loss) from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Income (loss) from operations	$213	$(630)	$843	(134)%	$(457)	$60	$(517)	(862)%
Operating margin	1%	(2)%			(1)%	0%

Income from operations was $213,000 with an operating income margin of 1% during the three months ended December 31, 2022. Income from operations during the three months ended December 31, 2022 included $1.8 million of stock-based compensation and $395,000 of amortization of costs capitalized to obtain revenue contracts.

Loss from operations was $457,000 with an operating loss margin of 1% during the six months ended December 31, 2022. Loss from operations during the six months ended December 31, 2022 included $3.8 million of stock-based compensation and $770,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was income of $529,000 and $2,000 during the three months ended December 31, 2022 and 2021, respectively. Interest income was income of $815,000 and $4,000 during the six months ended December 31, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income (expense), net was expense of $545,000 and $29,000 during the three months ended December 31, 2022 and 2021, respectively. Other income (expense), net was income of $265,000 and expense of $19,000 during the six months ended December 31, 2022 and 2021, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of federal, state, and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of December 31, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $301,000 and $743,000 for the three and six months ended December 31, 2022, respectively. We recorded income tax provision of $169,000 and $320,000 for the three and six months ended December 31, 2021, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2022 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $97.3 million and $99.1 million, respectively. Our cash, cash equivalents and restricted cash were $80.9 million and $72.2 million as of December 31, 2022 and June 30, 2022, respectively.

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

Cash Flows

For the six months ended December 31, 2022 and 2021, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2022	2021
Net cash provided by operating activities	$8,175	$4,681
Net cash used in investing activities	(293)	(276)
Net cash provided by financing activities	1,005	1,088

Cash provided by operating activities mainly consists of net loss adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $3.5 million during the six months ended December 31, 2022, from the same period in fiscal year 2022, driven primarily by the timing of payments for accounts payable and accrued liabilities.

Net cash used in investing activities decreased by $17,000 during the six months ended December 31, 2022, from the same period in fiscal year 2022, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $83,000 during the six months ended December 31, 2022, from the same period in fiscal year 2022. Our current proceeds consist primarily of proceeds from the exercise of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As December 31, 2022, the future non-cancelable minimum payments under these commitments were approximately $3.3 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2022 totaled approximately $19.1 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.9 million between December 31, 2022 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between December 31, 2022 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 23% and 27% of our revenue from combined Europe, Middle East, and Africa sales during three months ended December 31, 2022 and 2021, respectively. We derived 23% and 28% of our revenue from combined Europe, Middle East, and Africa sales during the six months ended December 31, 2022 and 2021, respectively. In addition to those discussed elsewhere in this section, our combined Europe, Middle East, and Africa sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2022 approximately 43% of our workforce was employed in India. Of our employees in India, 51% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, effectiveness and availability of a vaccine, future and ongoing actions that may be taken by governmental authorities, the ended lockdown orders in China that began in April 2022, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time.

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

Even though the COVID-19 pandemic has presumably subsided, we may continue to experience an adverse impact to our business and the value of our securities as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 31% of our outstanding capital stock as of December 31, 2022, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 27% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 14, 2023	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)