Form 10-Q
period 2023-03-31
EGAIN Corp
filed 2023-05-11
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,868,764 as of May 8, 2023.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$81,306	$72,173
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $169 and $123 as of March 31, 2023 and June 30, 2022, respectively	10,214	26,961
Costs capitalized to obtain revenue contracts, net	1,359	1,487
Prepaid expenses	2,614	2,612
Other current assets	1,083	895
Total current assets	96,583	104,135
Property and equipment, net	676	831
Operating lease right-of-use assets	3,086	3,850
Costs capitalized to obtain revenue contracts, net of current portion	2,561	3,136
Goodwill	13,186	13,186
Other assets, net	1,157	871
Total assets	$117,249	$126,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,495	$1,706
Accrued compensation	7,387	8,708
Accrued liabilities	5,505	4,926
Operating lease liabilities	967	1,044
Deferred revenue	35,106	45,638
Total current liabilities	50,460	62,022
Deferred revenue, net of current portion	2,225	3,785
Operating lease liabilities, net of current portion	1,906	2,537
Other long-term liabilities	818	808
Total liabilities	55,409	69,152
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; outstanding: 32,022 and 31,930 shares as of March 31, 2023 and June 30, 2022, respectively.	32	32
Additional paid-in capital	399,548	393,157
Treasury stock, at cost: 145 and 0 common shares as of March 31, 2023 and June 30, 2022, respectively.	(1,101)	—
Notes receivable from stockholders	(96)	(95)
Accumulated other comprehensive loss	(2,501)	(2,687)
Accumulated deficit	(334,042)	(333,550)
Total stockholders' equity	61,840	56,857
Total liabilities and stockholders' equity	$117,249	$126,009

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue:
Subscription	$20,980	$21,728	$67,517	$63,179
Professional services	2,033	2,176	5,859	5,268
Total revenue	23,013	23,904	73,376	68,447
Cost of revenue:
Cost of subscription	5,393	3,803	13,795	10,811
Cost of professional services	2,202	2,734	6,834	7,125
Total cost of revenue	7,595	6,537	20,629	17,936
Gross profit	15,418	17,367	52,747	50,511
Operating expenses:
Research and development	6,687	6,193	20,749	17,988
Sales and marketing	6,837	8,693	25,191	24,252
General and administrative	2,406	2,957	7,776	8,687
Total operating expenses	15,930	17,843	53,716	50,927
Loss from operations	(512)	(476)	(969)	(416)
Interest income	818	3	1,633	7
Other (expense) income, net	(245)	200	20	182
Income (Loss) before income tax provision	61	(273)	684	(227)
Provision for income taxes	(433)	(342)	(1,176)	(663)
Net loss	$(372)	$(615)	$(492)	$(890)
Per share information:
Loss per share:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted-average shares used in computation:
Basic	32,122	31,647	32,024	31,451
Diluted	32,122	31,647	32,024	31,451

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(372)	$(615)	$(492)	$(890)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	392	(309)	186	(445)
Total comprehensive income (loss)	$20	$(924)	$(306)	$(1,335)

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2022	32,131	$32	$397,998	—	$—	$(96)	$(2,893)	$(333,670)	$61,371
Issuance of common stock upon exercise of stock options	36	—	103	—	—	—	—	—	103
Repurchase of common stock	(145)	—	—	145	(1,101)	—	—	—	(1,101)
Stock-based compensation	—	—	1,447	—	—	—	—	—	1,447
Foreign currency translation adjustments	—	—	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	—	—	(372)	(372)
Balances as of March 31, 2023	32,022	$32	$399,548	145	$(1,101)	$(96)	$(2,501)	$(334,042)	$61,840

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2021	31,493	$31	$385,467	$(94)	$(1,356)	$(331,384)	$52,664
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	328	—	1,512	—	—	—	1,512
Stock-based compensation	—	—	3,008	—	—	—	3,008
Foreign currency translation adjustments	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	(615)	(615)
Balances as of March 31, 2022	31,821	$31	$389,987	$(95)	$(1,665)	$(331,999)	$56,259

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2022	31,930	$32	$393,157	—	$—	$(95)	$(2,687)	$(333,550)	$56,857
Interest on stockholder notes	—	—	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	165	—	568	—	—	—	—	—	568
Issuance of common stock in connection with employee stock purchase plan	72	—	540	—	—	—	—	—	540
Repurchase of common stock	(145)	—	—	145	(1,101)	—	—	—	(1,101)
Stock-based compensation	—	—	5,283	—	—	—	—	—	5,283
Foreign currency translation adjustments	—	—	—	—	—	—	186	—	186
Net loss	—	—	—	—	—	—	—	(492)	(492)
Balances as of March 31, 2023	32,022	$32	$399,548	145	$(1,101)	$(96)	$(2,501)	$(334,042)	$61,840

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(492)	$(890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,151	1,124
Amortization of right-of-use assets	845	791
Depreciation	375	348
Provision for (recovery of) doubtful accounts	182	(3)
Deferred income taxes	(363)	(317)
Stock-based compensation	5,283	8,936
Gain on disposal of property and equipment	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	16,702	7,649
Costs capitalized to obtain revenue contracts	(415)	(2,004)
Prepaid expenses	4	757
Other current assets	(201)	(251)
Other non-current assets	47	(4)
Accounts payable	(215)	(960)
Accrued compensation	(1,334)	(197)
Accrued liabilities	564	(127)
Deferred revenue	(12,273)	(7,907)
Operating lease liabilities	(790)	(1,161)
Other long-term liabilities	19	63
Net cash provided by operating activities	9,080	5,847
Cash flows from investing activities:
Purchases of property and equipment	(218)	(542)
Net cash used in investing activities	(218)	(542)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	568	2,042
Proceeds from employee stock purchase plan	540	558
Repurchases of common stock	(1,101)	—
Net cash provided by financing activities	7	2,600
Effect of change in exchange rates on cash and cash equivalents	264	(641)
Net increase in cash, cash equivalents and restricted cash	9,133	7,264
Cash, cash equivalents and restricted cash at beginning of period	72,180	63,238
Cash, cash equivalents and restricted cash at end of period	$81,313	$70,502

Supplemental cash flow disclosures:
Cash paid for taxes	$1,591	$307
ROU assets and lease liabilities recognized from lease modification	$91	2,820
Non-cash items:
Purchases of equipment through trade accounts payable	$—	$95

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (eGain, the Company, our, we or us) automates customer engagement with an innovative knowledge hub, powered by conversational artificial intelligence (AI) and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in the United Kingdom and India.

Fiscal Year

The Company fiscal year ends on June 30. References to fiscal year 2023 refer to fiscal year ending June 30, 2023.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2023 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended March 31, 2023 and 2022, are unaudited.  The condensed consolidated balance sheet as of June 30, 2022 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instrument, ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, ASU No. 2019-10 Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property. Under the terms of the agreement, the customer is to remit a percentage of sales to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. As the sales in connection with the royalty revenue agreement are reported by the customer a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the periods ended March 31, 2023 and 2022.

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their SSP. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Managed services contracts are bid on a time-and-material basis. Fixed fees are generally paid upon milestone billing or customer acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

During the three and nine months ended March 31, 2023, we capitalized $6,000 and $415,000 of costs to obtain revenue contracts, respectively, and amortized $381,000 and $1.2 million to sales and marketing expense, respectively.

During the three and nine months ended March 31, 2022, we capitalized $604,000 and $2.0 million of costs to obtain revenue contracts, respectively, and amortized $392,000 and $1.1 million to sales and marketing expense, respectively.

On our condensed consolidated balance sheets, capitalized costs to obtain revenue contracts, net, were $3.9 million and $4.6 million as of March 31, 2023 and June 30, 2022, respectively. Short-term capitalized costs to obtain revenue contracts, were $1.4 million and $1.5 million as of March 31, 2023 and June 30, 2022, respectively. Long-term capitalized costs to obtain revenue contracts, were $2.6 million and $3.1 million as of March 31, 2023 and June 30, 2022, respectively.

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

The following table presents our loss from operations among our three operating regions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Loss from operations:
North America	$(297)	$(1,065)	$(917)	$(2,144)
Europe, Middle East, & Africa	1,256	2,171	4,792	6,918
Asia Pacific	(1,471)	(1,582)	(4,844)	(5,190)
Loss from operations	$(512)	$(476)	$(969)	$(416)

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2023	2022
Long-lived assets:
North America	$423	$488
Europe, Middle East, & Africa	101	119
Asia Pacific	152	224
Long-lived assets	$676	$831

For the purposes of entity-wide geographic area disclosures, we define long-lived assets as hard assets that cannot be easily removed, such as property and equipment, net in the accompanying condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. One customer, who is also a partner, accounted for 17% of total revenue during the three months ended March 31, 2023. The same partner accounted for 20% of total revenue during the nine months ended March 31, 2023. The same partner and a different partner, accounted for 20% and 10%, respectively, of total revenue during the three months ended March 31, 2022 and 22% and 12%, respectively, for the nine months ended March 31, 2022. No customer accounted for more than 10% of our gross accounts receivable balance as of March 31, 2023.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $938,000 and $770,000 as of March 31, 2023 and June 30, 2022, respectively, and are included in the accounts receivable, less allowance for doubtful accounts balance on the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options granted under our Amended and Restated 2005 Management Stock Option Plan, our Amended and Restated 2005 Stock Incentive Plan, and our 2017 Employee Stock Purchase Plan (ESPP).

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Stock-based compensation expense:
Cost of revenue	$371	$825	$1,213	$2,349
Research and development	509	783	1,633	2,310
Sales and marketing	174	580	997	1,840
General and administrative	393	820	1,440	2,437
Total stock-based compensation expense	$1,447	$3,008	$5,283	$8,936

Total stock-based compensation includes expense related to non-employee awards of $31,000 and $113,000 during the three and nine months ended March 31, 2023, respectively. Total stock-based compensation includes expense related to non-employee awards of $49,000 and $179,000 during the three and nine months ended March 31, 2022, respectively.

Total stock-based compensation includes expense related to the ESPP of $115,000 and $305,000 for the three and nine months ended March 31, 2023, respectively. Total stock-based compensation includes expense related to the ESPP of $138,000 and $363,000 for the three and nine months ended March 31, 2022, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended March 31, 2023 and 2022, we granted options to purchase 22,300 and 197,365 shares of common stock with a weighted-average fair value of $4.66 and $6.31 per share, respectively.

During the nine months ended March 31, 2023 and 2022, we granted options to purchase 176,367 and 3,390,004 shares of common stock with a weighted-average fair value of $4.77 and $7.14 per share, respectively.

We used the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Expected volatility	63%	69%	64%	70%
Average risk-free interest rate	3.80%	1.82%	3.53%	0.89%
Expected life (in years)	4.94	4.66	4.65	4.68
Dividend yield	—	—	—	—

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

On December 1, 2022, employees were granted the right to purchase an aggregate of 88,414 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2023 was $115,000 and $156,000, respectively.

On December 1, 2021, employees were granted the right to purchase an aggregate of 86,928 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2022 was $138,000 and $185,000, respectively.

As of March 31, 2023, there were 1,025,112 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2023 there was approximately $5.8 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.3 years. There were 35,850 and 327,738 options exercised during the three months ended March 31, 2023 and 2022, respectively. There were 165,011 and 525,217 options exercised during the nine months ended March 31, 2023 and 2022, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and nine months ended March 31, 2023.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue:
SaaS revenue	$20,854	$20,686	$66,911	$60,331
Legacy revenue	126	1,042	606	2,848
Total subscription revenue	20,980	21,728	67,517	63,179
Professional services revenue	2,033	2,176	5,859	5,268
Total revenue	$23,013	$23,904	$73,376	$68,447

The following table presents our revenue recognized over-time and at a point-in-time during the three and nine months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Over-time	$20,650	$21,381	$64,773	$60,617
Point-in-time	2,363	2,523	8,603	7,830
Total revenue	$23,013	$23,904	$73,376	$68,447

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue:
North America	$17,856	$17,480	$56,778	$49,472
Europe, Middle East, & Africa	5,157	6,424	16,598	18,975
Total revenue	$23,013	$23,904	$73,376	$68,447

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Unbilled receivables are included in accounts receivable, less allowance for doubtful accounts on our condensed consolidated balance sheets. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

The following table presents our contract liabilities (in thousands):

	March 31, 2023	June 30, 2022
Contract liabilities:
Deferred revenue	35,106	45,638
Deferred revenue, net of current portion	2,225	3,785

$8.2 million and $33.5 million of deferred revenue as of June 30, 2022 was recognized to revenue during the three and nine months ended March 31, 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2023, our remaining performance obligations were $87.3 million of which we expect to recognize $52.1 million and $35.2 million as revenue within one year and beyond one year, respectively.

3. LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money to calculate diluted net income per share.

The following table represents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(372)	$(615)	$(492)	$(890)
Per share information:
Loss per share:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted-average shares used in computation:
Basic	32,122	31,647	32,024	31,451
Diluted	32,122	31,647	32,024	31,451

Weighted-average shares of stock options to purchase 3,493,090 and 3,421,485 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, and weighted-average shares of stock options to purchase 3,604,297 and 2,717,101 shares of common stock for the nine months ended March 31, 2023 and 2022, respectively, were not included in the computation of diluted net loss per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes (ASC 740). Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market environment and economic uncertainty, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in our valuation allowance as well as our foreign operations.

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

As of March 31, 2023, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of March 31, 2023, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

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

Total operating lease costs were $325,000 and $329,000 for the three months ended March 31, 2023 and 2022, respectively. Total operating lease costs were $961,000 and $1.0 million for the nine months ended March 31, 2023 and 2022, respectively.

For the three and nine months ended March 31, 2023, operating cash outflows for operating leases were $307,000 and $900,000, respectively. For the three and nine months ended March 31, 2022, operating cash outflows for operating leases were $468,000 and $1.4 million, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	March 31,	June 30,
	2023	2022
Assets:
Operating lease right-of-use assets	$3,086	$3,850
Liabilities:
Operating lease liabilities	967	1,044
Operating lease liabilities, net of current portion	1,906	2,537

The following table presents information about the weighted average lease term and discount rate as follows:

	As of March 31, 2023	As of June 30, 2022
Weighted average remaining lease term (in years)	3.52	4.05
Weighted average discount rate	4.95%	4.92%

As of March 31, 2023, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2023	$314
Fiscal 2024	933
Fiscal 2025	668
Fiscal 2026	688
Fiscal 2027	528
Total minimum lease payments	3,131
Less: Imputed interest	(258)
Total	$2,873

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2023 and June 30, 2022, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $78.5 million and $57.9 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s Board of Directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of March 31, 2023, approximately $18.9 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately on November 14, 2022, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three and nine months ended March 31, 2023, 145,453 shares have been repurchased for an average acquisition cost per share of $7.57, totaling $1.1 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involves risks and uncertainties include statements as to:

●	the benefits of our SaaS only business model, including our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients;
●	our belief that SaaS revenue better reflects business momentum;
●	expected benefits of our solutions to our clients and partners;
●	customer and market expectations in the market in which we operate;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plan and growth strategies;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;

●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations; and
●	the potential impact of the COVID-19 pandemic on our business, employees and customers.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections;
●	our ability to improve our current solutions;
●	our ability to innovate and respond to rapid technological change and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals;
●	the impact of new legislation or regulations on our business;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;
●	our ability to compete;
●	the success of our partnerships;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;
●	risks related to protection of our intellectual property;
●	foreign currency fluctuations;
●	the global economic environment;
●	risks related to public health pandemics such as the COVID-19 pandemic; and
●	the risks set forth under “Risk Factors.”

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

eGain and eGain® are trademarks of eGain Corporation. We also refer to trademarks of other corporations and organizations in this report.

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

Overview

eGain automates customer engagement with an innovative knowledge hub, powered by conversational artificial intelligence (AI) and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities seeking to better serve customers at scale while coping with content silos, process complexity, and regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s cloud software to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in the United Kingdom and India.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2023	2022	Change		2023	2022	Change
SaaS revenue	$20,854	$20,686	$168	1%	$66,911	$60,331	$6,580	11%
Legacy revenue	126	1,042	(916)	(88)%	606	2,848	(2,242)	(79)%
Total subscription revenue	$20,980	$21,728	$(748)	(3)%	$67,517	$63,179	$4,338	7%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2023	2022	Change		2023	2022	Change
SaaS revenue	$20,854	$20,686	$168	1%	$66,911	$60,331	$6,580	11%
Professional services revenue	2,033	2,176	(143)	(7)%	5,859	5,268	591	11%
Total SaaS and professional services revenue:	$22,887	$22,862	$25	0%	$72,770	$65,599	$7,171	11%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Loss from operations	$(512)	$(476)	$(969)	$(416)
Add:
Stock-based compensation	1,447	3,008	5,283	8,936
Non-GAAP income from operations	$935	$2,532	$4,314	$8,520

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their SSP. Revenue allocated to each performance obligation is recognized as work is performed. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-materials basis or on a fixed-fee basis. Managed services contracts are bid on a time-and-material basis. Fixed fees are generally paid on milestone billing at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

As of March 31, 2023, our remaining performance obligations were $87.3 million, of which we expect to recognize $52.1 million and $35.2 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue:
Subscription	91%	91%	92%	92%
Professional services	9%	9%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	23%	16%	19%	16%
Cost of professional services	10%	11%	9%	10%
Total cost of revenue	33%	27%	28%	26%
Gross profit	67%	73%	72%	74%
Operating expenses:
Research and development	29%	26%	28%	26%
Sales and marketing	30%	37%	34%	35%
General and administrative	10%	12%	11%	13%
Total operating expenses	69%	75%	73%	74%
Loss from operations	(2)%	(2)%	(1)%	0%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2023 and 2022, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Subscription	$20,980	$21,728	$(748)	(3)%	$67,517	$63,179	$4,338	7%
Professional services	2,033	2,176	(143)	(7)%	5,859	5,268	591	11%
Total revenue	$23,013	$23,904	$(891)	(4)%	$73,376	$68,447	$4,929	7%

Total revenue for the three months ended March 31, 2023 decreased by $891,000, compared to the same period in fiscal year 2022, primarily due to the decline in legacy revenue. Total revenue for the nine months ended March 31, 2023 increased by $4.9 million, while SaaS revenue increased by $6.6 million, compared to the same period in fiscal year 2022. The increase for the nine months ended March 31, 2023 was partially offset by a decline in our legacy revenue as we continue to migrate legacy perpetual license customers to our SaaS model.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $534,000 and $181,000 in total revenue during the three months ended March 31, 2023 and 2022, respectively. Foreign exchange rate fluctuation resulted in a decrease of $2.4 million and an increase of $310,000 for the nine months ended March 31, 2023 and 2022, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
SaaS revenue	$20,854	$20,686	$168	1%	$66,911	$60,331	$6,580	11%
Percentage of total revenue	91%	87%			91%	88%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $168,000 and $6.6 million during the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers.

SaaS revenue represents 91% of total revenue for the three and nine months ended March 31, 2023, compared to 87% and 88%, respectively, during the same periods in fiscal year 2022. This represented an increase in SaaS revenue of 1% and 11% for the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022.

Excluding a decrease of $490,000 and $2.0 million due to foreign exchange rate fluctuation, SaaS revenue increased by $658,000 and $8.6 million during the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022.

Legacy Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Legacy revenue	$126	$1,042	$(916)	(88)%	$606	$2,848	$(2,242)	(79)%
Percentage of total revenue	1%	4%			1%	4%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced decreases of $916,000 and $2.2 million during the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022. This decrease was primarily due to our focus in migrating our legacy customers to SaaS.

Excluding decreases of $10,000 and $132,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $906,000 and $2.1 million during the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Professional services revenue	$2,033	$2,176	$(143)	(7)%	$5,859	$5,268	$591	11%
Percentage of total revenue	9%	9%			8%	8%

Professional services revenue includes consulting, implementation, managed services and training. Revenue from professional services decreased by $143,000 during the three months ended March 31, 2023 and increased by $591,000 during the nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022. The decrease for three months ended March 31, 2023, compared to the prior year was primarily due to a reduction in time and effort required for an average project. The increase for the nine months ended March 31, 2023, compared to the same period in fiscal year 2022, was primarily due to new and ongoing customer implementations and an increase in managed services.

Excluding a decrease of $34,000 and $183,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $109,000 and increased by $774,000 during the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
North America	$17,856	$17,480	$376	2%	$56,778	$49,472	$7,306	15%
Europe, Middle East, & Africa	5,157	6,424	(1,267)	(20)%	16,598	18,975	(2,377)	(13)%
Total revenue	$23,013	$23,904	$(891)	(4)%	$73,376	$68,447	$4,929	7%

Revenue from North America sales increased by 2% from $17.5 million during the three months ended March 31, 2022 to $17.9 million during the three months ended March 31, 2023 due to increases of (i) $800,000 in SaaS revenue and (ii) $114,000 in professional services revenue; partially offset by a decrease of $538,000 in legacy revenue.

Revenue from North America sales increased by 15% from $49.5 million during the nine months ended March 31, 2022 to $56.8 million during the nine months ended March 31, 2023 due to increases of (i) $7.6 million in SaaS revenue, and (ii) $1.1 million in professional services revenue; partially offset by a decrease of $1.4 million in legacy revenue.

Revenue from combined Europe, Middle East, and Africa sales decreased by 20% from $6.4 million for the three months ended March 31, 2022 to $5.2 million during the three months ended March 31, 2023, due to decreases of (i) $631,000 in SaaS revenue, (ii) $379,000 in legacy revenue, and (iii) $257,000 in professional services revenue.

Revenue from combined Europe, Middle East, and Africa sales decreased by 13% from $19.0 million for the nine months ended March 31, 2022 to $16.6 million during the nine months ended March 31, 2023, due to decreases of (i) $1.1 million in SaaS revenue, (ii) $841,000 in legacy revenue, and (iii) $477,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Subscription	$5,393	$3,803	$1,590	42%	$13,795	$10,811	$2,984	28%
Professional services	2,202	2,734	(532)	(19)%	6,834	7,125	(291)	(4)%
Total cost of revenue	$7,595	$6,537	$1,058	16%	$20,629	$17,936	$2,693	15%
Percentage of total revenue	33%	27%			28%	26%
Gross margin	67%	73%			72%	74%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $1.6 million during the three months ended March 31, 2023, from the same period in fiscal year 2022. This increase was primarily due to increases of (i) $1.8 million in cloud-computing costs and (ii) $15,000 in outside consulting cost; partially offset by a decrease of $149,000 in personnel-related costs.

Cost of subscription revenue increased by $3.0 million during the nine months ended March 31, 2023, from the same period in fiscal year 2022. This increase was primarily due to increases of (i) $3.2 million in cloud-computing costs and (ii) $78,000 in outside consulting costs; partially offset by a decrease of $40,000 in personnel related costs.

Excluding a decrease of $68,000 and $276,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $1.7 million and $3.3 million during the three and nine months ended March 31, 2023, respectively, from the same periods in fiscal year 2022.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $532,000 during the three months ended March 31, 2023, from the same period in fiscal year 2022. This decrease was primarily due to a decrease of $556,000 in personnel-related costs; partially offset by an increase of $87,000 in outside consulting costs.

Cost of professional services decreased by $291,000 during the nine months ended March 31, 2023, from the same period in fiscal year 2022. This decrease was primarily due to a decrease of $363,000 in personnel-related costs; partially offset by an increase of $276,000 in outside consulting costs.

Excluding a decrease of $62,000 and $205,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $470,000 and $87,000 during the three and nine months ended March 31, 2023, respectively, compared to the same periods in fiscal year 2022.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$6,687	$6,193	$494	8%	$20,749	$17,988	$2,761	15%
Percentage of total revenue	29%	26%			28%	26%

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

Research and development expense increased by 8% to $6.7 million for the three months ended March 31, 2023, from $6.2 million in the same period in fiscal year 2022. Excluding a decrease of $147,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to an increase of $726,000 in personnel-related costs; partially offset by a decrease of $85,000 from outside consulting costs.

Research and development expense increased by 15% to $20.7 million for the nine months ended March 31, 2023, from $18.0 million in the same period in fiscal year 2022. Excluding a decrease of $557,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $3.2 million in personnel-related costs and (ii) $109,000 from outside consulting costs.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Sales and marketing	$6,837	$8,693	$(1,856)	(21)%	$25,191	$24,252	$939	4%
Percentage of total revenue	30%	37%			34%	35%

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

Sales and marketing expenses decreased by 21% to $6.8 million for the three months ended March 31, 2023, from $8.7 million in the same period in fiscal year 2022. Excluding a decrease of $211,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $1.4 million in personnel-related costs and (ii) $240,000 in lead generation costs; offset by an increase of $32,000 in outside consulting costs.

Sales and marketing expenses increased by 4% to $25.2 million for the nine months ended March 31, 2023, from $24.3 million in the same period in fiscal year 2022. Excluding a decrease of $724,000 due to foreign exchange rate fluctuation, sales and marketing expense increased primarily due to increases of (i) $1.6 million in lead generation costs, (ii) $65,000 in outside consulting costs and (iii) $7,000 in personnel-related costs.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
General and administrative	$2,406	$2,957	$(551)	(19)%	$7,776	$8,687	$(911)	(10)%
Percentage of total revenue	10%	12%			11%	13%

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

General and administrative expenses decreased by 19% to $2.4 million for the three months ended March 31, 2023, from $3.0 million in the same period in fiscal year 2022. Excluding a decrease of $57,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $636,000 in personnel-related costs, (ii) $55,000 in legal related costs, (iii) $8,000 in outside-consulting costs, and (iv) $7,000 in investor relations costs; partially offset by increases of (i) $193,000 in accounting, audit, and administrative costs and (ii) $19,000 in bad debt costs.

General and administrative expenses decreased by 10% to $7.8 million for the nine months ended March 31, 2023, from $8.7 million in the same period in fiscal year 2022. Excluding a decrease of $162,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $1.0 million in personnel-related costs, (ii) $30,000 in legal related costs, and (iii) $24,000 in investor relations costs; partially offset by increases of (i) $170,000 in bad debt costs, (ii) $92,000 in outside consulting costs, and (iii) $64,000 in accounting, audit, and administrative costs.

Loss from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Loss from operations	$(512)	$(476)	$(36)	8%	$(969)	$(416)	$(553)	133%
Operating margin	(2)%	(2)%			(1)%	0%

Loss from operations was $512,000 with an operating loss margin of 2% during the three months ended March 31, 2023. Loss from operations during the three months ended March 31, 2023 included $1.4 million of stock-based compensation and $381,000 of amortization of costs capitalized to obtain revenue contracts.

Loss from operations was $969,000 with an operating loss margin of 1% during the nine months ended March 31, 2023. Loss from operations during the nine months ended March 31, 2023 included $5.3 million of stock-based compensation and $1.2 million of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts which have increased rates compared to prior years. Interest income was income of $818,000 and $3,000 during the three months ended March 31, 2023 and 2022, respectively. Interest income was income of $1.6 million and $7,000 during the nine months ended March 31, 2023 and 2022, respectively.

Other Income (Expense), Net

Other income (expense), net was expense of $245,000 and income $200,000 during the three months ended March 31, 2023 and 2022, respectively. Other income (expense), net was income of $20,000 and $182,000 during the nine months ended March 31, 2023 and 2022, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. Due to recent U.S. book losses, we maintain a valuation allowance against U.S. deferred tax assets as of March 31, 2023. We consider all available evidence, both positive and negative, including but not limited to earnings history, expiring attributes, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $433,000 and $1.2 million for the three and nine months ended March 31, 2023, respectively. We recorded income tax provision of $342,000 and $663,000 for the three and nine months ended March 31, 2022, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2023 and June 30, 2022, our principal sources of liquidity were cash and cash equivalents, and accounts receivable totaling $91.5 million and $99.1 million, respectively. Our cash, cash equivalents and restricted cash were $81.3 million and $72.2 million as of March 31, 2023 and June 30, 2022, respectively.

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

Cash Flows

For the nine months ended March 31, 2023 and 2022, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$9,080	$5,847
Net cash used in investing activities	(218)	(542)
Net cash provided by financing activities	7	2,600

Cash provided by operating activities mainly consists of net loss adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $3.2 million during the nine months ended March 31, 2023, from the same period in fiscal year 2022, driven primarily by the timing of accounts receivable collections and deferred revenue recognitions.

Net cash used in investing activities decreased by $324,000 during the nine months ended March 31, 2023, from the same period in fiscal year 2022, driven primarily by less activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $2.6 million during the nine months ended March 31, 2023, from the same period in fiscal year 2022. The changes consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used with repurchases of our common stock of approximately $1.1 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of March 31, 2023, the future non-cancelable minimum payments under these commitments were approximately $3.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2023 totaled approximately $15.1 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.5 million between March 31, 2023 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between March 31, 2023 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 22% and 27% of our revenue from combined Europe, Middle East, and Africa sales during three months ended March 31, 2023 and 2022, respectively. We derived 23% and 28% of our revenue from combined Europe, Middle East, and Africa sales during the nine months ended March 31, 2023 and 2022, respectively. In addition to those discussed elsewhere in this section, our combined Europe, Middle East, and Africa sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR);
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world, including the war in Ukraine; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of March 31, 2023 approximately 44% of our workforce was employed in India. Of our employees in India, 49% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Changes in the European regulatory environment regarding privacy and data protection regulations, such as the GDPR, could expose us to risks of noncompliance and costs associated with compliance.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles, the U.S.- EU and–U.S. – Swiss Safe Harbor Frameworks, and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) and Switzerland to the U.S. However, as a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, and the July 16, 2020 ECJ judgment in Case C-311/18 (Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems) regarding the adequacy of the

Privacy Shield Framework, both frameworks are no longer deemed to constitute a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA. We are therefore required to rely on alternative mechanisms permitted under European law, such as consent and approved standard contractual clauses. The standard contractual clauses approved by the European Commission for these purposes have recently been replaced and a significant repapering exercise is therefore required. The UK is also currently consulting on its own updated version of the standard contractual clauses and the result of this may be that different standard contractual clauses are needed depending on the origin of the PII.

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

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains or resurgence of the virus, future and ongoing actions that may be taken by governmental authorities, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 31% of our outstanding capital stock as of March 31, 2023, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 27% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of March 31, 2023, approximately $18.9 million remained available for stock repurchases pursuant to our stock repurchase program.

Under the stock repurchase program, we may purchase shares of common stock on a discretionary basis from time to time through open market transactions or privately negotiated transactions at prices deemed appropriate by us. In addition, at our discretion, open market repurchase of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately as of November 14, 2022, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows.

The following table summarizes the stock repurchase activity for the three months ended of March 31, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1, 2023 to January 31, 2023	-	$-	-	$20,000
February 1, 2023 to February 28, 2023	-	$-	-	$20,000
March 1, 2023 to March 31, 2023	145,453	$7.57	145,453	$18,899
Total	145,453		145,453

Item 6. Exhibits

Exhibits No.	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 11, 2023	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)