Form 10-K
period 2023-06-30
EGAIN Corp
filed 2023-09-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on Nasdaq) on December 31, 2022, was approximately $199.7 million.

There were 31,483,386 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding on September 11, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders.

EGAIN CORPORATION

2023 FORM 10-K

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the benefits of our Software as a Service (SaaS) only business model, including our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients;
●	our belief that SaaS revenue better reflects business momentum;
●	expected benefits of our solutions to our clients and partners;
●	our value proposition;
●	customer and market expectations and needs in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plans, strategies, targets, and outlook;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations; and
●	the potential impact of health epidemics.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to manage our business plans, strategies, targets, and outlooks and any business-related forecasts or projections;

●	our ability to improve our current solutions;
●	our ability to innovate and respond to rapid technological change and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals;
●	the impact of new legislation or regulations on our business;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;
●	our ability to compete;
●	the success of our strategic partnerships;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;
●	risks related to protection of our intellectual property;
●	foreign currency fluctuations;
●	the global economic environment;
●	risks related to public health pandemics; and
●	the risks set forth under “Risk Factors.”

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

Overview

eGain automates customer engagement with an innovative knowledge hub, powered by conversational and generative AI and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities seeking to better serve customers at scale by eliminating content silos and helping to automate customer engagement processes of all levels of complexity that may also require regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s SaaS solution to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in the United Kingdom and India.

Industry Background

Introduction

According to Gartner, a majority of contact center agents are not satisfied with their desktop tools. Our assessment, based on two decades of serving clients is that contact center agents when serving customers ignore most of the information piled on their screens across multiple windows and tabs. Meanwhile, most businesses expect agents to retain and routinely refresh all relevant knowhow in their head - across complex, expanding product portfolios and compliance-heavy processes. And recall it contextually in the moment of truth when serving customers. This growing knowledge and guidance gap for agents explains Gartner Research’s only technology recommendation for customer service and support leaders since 2022: invest in knowledge management tools! It is time to reimagine the Contact Center Agent Experience.

Digital Economy Demands Modern Software

In a world selling commoditized products to information-rich customers who are short on time, smart tools must automate the routine and augment the interesting across agent, business and customer tasks. This need has been amplified by the disruption of traditional work models by COVID-19. Coming out of the pandemic tunnel and dealing with the new normal of millennial and generation Z employee expectations, businesses realize that they need to invest in tools to quickly and easily empower agents, while ensuring customer satisfaction and compliance. Not surprisingly, businesses are increasingly seeking modern knowledge management solutions to layer on top of traditional systems of record like Customer Relationship Management (CRM), Contact Center as a Service (CCaaS) solutions, and content management systems. Their goal is to empower contact center agents and deliver customer self-service with relevant knowledge everywhere.

Knowledge-Powered Customer Engagement

Energized by big-data, cloud-computing and most recently by generative AI, unsiloed Knowledge Hubs deliver transformational value in customer engagement. Smart, connected experiences can be automated to successfully resolve majority of customer interactions. The pressing challenge for solution buyers, however, is to separate the wheat from the chaff as they look for trusted, innovative, and aligned partners that can also add quick business value. So they seek sustained product leadership, at-scale proof points and no-risk trials.

Contact Centers are a Brand Battleground

Contact centers offer significant opportunity to automate customer engagement. Globally, there were close to 17 million contact center agents in 2022 with 71% of contact centers looking to hire more, according to a 2023 Forrester survey. Time-starved customers consuming complex products and grappling with marketing offers generate stubbornly high levels of customer contact. Furthermore, contact centers worldwide are undergoing a technology refresh cycle from on-premise call centers to cloud-based contact centers. This transition affords businesses the opportunity to reimagine and design customer contact strategies to drive digital-first automation, fueled by Knowledge and AI.

Customer Engagement Automation is a Large, Growing Market

Businesses are investing heavily in digital transformation, with customer engagement as a top priority. Cloud-based solutions and a growing Application Programming Interface (API) economy present exciting opportunities to connect, solve, and optimize customer interactions. Contact volumes are soaring and to handle them effectively while delivering great experiences, businesses are looking for innovative platform providers that harness AI, conversational interfaces, and digital channels with proof at scale to guide them on their automation journey.

The eGain Approach and Benefits

What Customers Want

We believe where customers want help falls into three categories: informational, transactional, and situational. Any given customer contact can morph across these categories as the conversation develops. Tools must orchestrate customer contact with context —accounting for machine-human hand-offs, channel switching, multimodal interaction, and conversational pause-and-resume. During these interactions, customers increasingly want to be guided, even anticipated. Siloed solutions like simplistic chatbots without contextual escalation or effective knowledge and guidance don’t work.

The eGain Solution is Comprehensive

eGain offers a comprehensive, unified solution organized into three hubs—eGain Knowledge Hub™, eGain Conversation Hub™, and eGain Analytics Hub™, to automate, augment and orchestrate digital-first customer engagement. Our feature-rich portfolio of applications empowers businesses to holistically connect, flexibly solve, and continuously optimize the experience for agents, businesses and customers. Our solution experts and partners guide clients by aligning with their strategic priorities and demonstrating quick value through agile sprints.

Connect with eGain Conversation Hub

Our Conversation Hub offers comprehensive, scalable capabilities for digital-first, omnichannel interaction management within a modern, purpose-built desktop. Rich applications, powered by our Knowledge and AI capabilities (from our Knowledge Hub), proactively guide agents to efficiently interact with customers using chatbots, messaging applications, short message service (SMS), chat, email, social media, phone, video, fax, and letter. As part of our Conversation Hub, we offer a novel Bring Your Own (BYO) architecture to plug in external bots, messaging channels, and third-party agent desktops to compose differentiated customer experiences. Finally, we offer a rich library of pre-built connectors to popular CRM, Contact Center, and Content Management platforms.

Solve with eGain Knowledge Hub

Our Knowledge Hub helps businesses to centralize knowledge, policies, procedures, situational expertise, and best-practices, while delivering guided, personalized solutions to customers and agents across all touch points. Our guided knowledge and virtual assistance applications ensure that all agents effectively resolve all contact types, regardless of product or procedure. Correct, compliant, and consistent responses across touchpoints boost customer satisfaction as first contact resolution surges and agent’s time to competency drops.

Optimize with eGain Analytics Hub

Our Analytics Hub enables clients to measure, manage and optimize their omnichannel service operations and knowledge. In addition, embedded AI and Machine Learning (ML) helps clients generate product improvement and customer insights, while spotting opportunities to improve experience and automate processes.

Open, Secure APIs and Third-Party Connectors Deliver Quick Value

Our open, secure platform APIs enable clients and partners to extend and enhance our solutions and to integrate with enterprise assets to enable a single view of the customer. Pre-built integrations include connectors to Adobe, Apple Business Chat, Avaya, Amazon Connect, Cisco, Five9, Google Dialogflow, Genesys, Talkdesk, IBM Watson, Microsoft Dynamics, Microsoft SharePoint, Microsoft Teams, Salesforce, SAP and ServiceNow.

Compelling Benefits

Our solution delivers quick value, easy innovation, and big business impact. Specifically, we help businesses:

o	Enhance customer experience with digital-first, omnichannel service, backed by AI knowledge.
o	Reduce operating costs through self-service automation, improved first contact resolution, and compressed agent time-to-competence.
o	Ensure compliance with regulations, policies, procedures, and best practices even as clients expand their product portfolio and customer segments. This benefit is particularly sought after in regulated sectors like financial services and healthcare, as well as government.
o	Deliver rich insights to improve service, enhance products and design new offerings. Analyzing and learning from customer conversations provides a unique tool to quickly respond to customer dissatisfaction or agent challenges, while generating ideas for product innovation and process automation.

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

Enterprise-Grade, Secure Cloud Service with Differentiated Offerings

Our cloud offering is secure, scalable, and offers unique capabilities. With respect to security and certification, we offer SOC2, PCI, HIPAA, FedRAMP, and GDPR certification. We are also approved as a supplier on Crown Commercial Service’s (CCS) G-Cloud Framework in the UK market. The Internal Revenue Service uses our solutions served from the eGain Cloud. Furthermore, we offer an “Always On” capability for businesses who cannot afford to be down at any time, day or night, for scheduled maintenance.

Transformative Value at Scale Across Diversified Customer Base

Our solution delivers transformative value at scale today. We believe that our understanding of the customer need and our ability to fulfill it with enterprise-grade capability is unmatched. From over a hundred thousand users at a healthcare client using our solution on a 24x7 basis to a Property and Casualty (P&C) insurer with fifteen thousand contact center advisors and thirty-thousand field agents, we are the preferred choice for large brands looking to automate customer engagement.

Market-leading Innovation with a Risk-free Trial Model

We are consistently seen as product leaders in knowledge-powered customer engagement by leading analysts. Our enterprise-class virtual assistance and agent augmentation – powered by AI, ML, and knowledge – delivers transformational impact in simple to sophisticated use cases to solve, guide, and coach agents and customers. Our conversation hub, deeply integrated with our knowledge hub, enables plug and play of third-party bots, channels, and desktops.

To de-risk customer decisions, we offer a unique Innovation in 30 Days™ program—a 30-day guided production pilot in the eGain Cloud – at no cost and with no strings attached. Businesses can experience our product with their data, content, and process in a production setting.

Direct Go-to-market Strategy, Complemented by a Growing Partner Ecosystem

We take our solutions to market through a direct sales model, primarily in North America and Western Europe. We complement direct sales with resell partnerships based on product connectors into Cloud Contact Center platforms, including Amazon, Avaya, Cisco, Five9, Genesys, and Talkdesk. We also partner with System Integrators and Managed Service Providers.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Approximately 83% of our annual recurring cloud revenue for the fiscal year ended June 30, 2023 (which we refer to as fiscal year 2023) came from such large enterprises.

We focus on the following verticals: financial services, telecommunication, retail, government, health care and utilities. For fiscal year 2023, North America (NA) and combined Europe, Middle East, and Africa (EMEA) revenue accounted for 78% and 22% of total revenue.

One of our largest customers, who is also our partner, accounted for 20% of total revenue in fiscal year 2023.

Competition

We compete with application software providers, including LivePerson, Inc., NICE, Ltd, and Verint Systems Inc. In addition, we occasionally compete with some of our platform partners where some of our product capabilities overlap, including Five9, Genesys, Microsoft, Salesforce, and ServiceNow.

Our target market is highly competitive and some of our competitors may have longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic partnerships and distribution channels, larger user bases, products and services with different functions, and feature sets and greater brand recognition than we have. We believe the principal competitive factors in our market include the following:

o	proven track record of customer success;
o	speed and ease of implementation;
o	quick value realization;
o	rich product functionality;
o	strong analyst ratings;
o	strong customer references;
o	financial stability and viability of the vendor;
o	strong product adoption;
o	ease of use and rates of user adoption;
o	low total cost of ownership and demonstrable cost-effective benefits for customers;
o	performance, security, scalability, flexibility and reliability of the service;
o	ease of integration with existing applications;
o	quality of customer support;

o	availability and quality of implementation, consulting and training services; and
o	vendor reputation and brand awareness.

Growth Strategy

We are investing in multiple programs to accelerate growth.

Invest in Direct Sales and Marketing

We design and execute scalable and personalized marketing programs to boost brand awareness, based on client success, product leadership and no-risk trial offers. To complement our marketing investment, we have built and trained a field sales team to maintain high-touch presence in target accounts.

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

Maintain Platform Leadership

Innovation is in our DNA. We are developing vertical solutions on our platform to better acquire and serve customers. We are also leveraging generative AI technologies to reduce manual effort and accelerate automation in knowledge management and customer engagement. We continue to enhance our core capabilities, while improving usability and personalization.

Selectively Pursue Acquisitions

From time to time, we pursue inorganic strategies to strengthen our product portfolio. As opportunities arise, we look for strategic acquisitions we believe will deliver compelling value faster than organic options.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly B2C (Business-to-Consumer) enterprises and consumer-centric government agencies, through a combination of our direct sales force and partners. These enterprises typically have thousands of customer service agents in their contact centers and, in the aggregate, communicate with billions of customers each year. We utilize thought leadership and other marketing events to demonstrate our leadership position in the customer engagement software market and highlight our customer successes.

Our direct sales force is organized into teams that include field sales representatives and sales consultants. Our direct sales force is complemented by lead generation representatives and sales development representatives. We also complement our direct effort with sales alliances.

Marketing and Partner Strategy

Our marketing strategy is to build our brand around innovative and robust products trusted by leading enterprises. We accomplish this via public relations, analyst relations, marketing programs, and demand generation, infused with relevant content for our target audiences. We employ a wide range of marketing avenues to deliver our message, including print and digital, targeted electronic and postal mailing, email newsletters, and a variety of trade shows, seminars, webinars, and interest groups.

Our marketing group produces sales tools, including product collateral, customer case studies, demonstrations, and presentations. In addition, the group performs market and customer analyses to identify and develop key partnership opportunities and product capabilities.

We believe that our partners help extend the breadth and depth of our product offerings, drive market penetration, and augment our professional service capabilities. We believe these relationships are important to delivering successful integrated products and services to our customers. Our partner portal, eGain Econet™, provides comprehensive sales support and services information for channel partners.

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

Customer Support

We offer 24/7 customer support via online and phone channels worldwide under support agreements. Our customer support centers are in the United States, the United Kingdom, and India.

Research and Development

The market for our products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements, and frequent product introductions.

We continuously analyze market and customer requirements and evaluate external technology that we believe will enhance our competitiveness, increase our lifetime customer value, and expand our target market. Our product roadmap effectively combines build, partner, and buy options.

Intellectual Property

We regard our intellectual property as critical to our success. We rely on intellectual property and other laws, in addition to confidentiality procedures and licensing arrangements, to protect the proprietary aspects of our technology and business.

As of June 30, 2023, we had 16 issued patents in the United States. In addition, we have one pending patent application in the United States, which is a non-provisional filing. Our issued U.S. patents expire at various times between 2028 and 2039.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of June 30, 2023, we had 592 employees, including 580 full-time employees, of which 208 were in product development, 240 in services and support, 84 in sales and marketing, and 60 in finance and administration.

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

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 14, 2023:

Name	Age	Position
Ashutosh Roy	57	Chief Executive Officer and Chairman
Eric N. Smit	61	Chief Financial Officer
Promod Narang	65	Chief Technology Officer

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

Promod Narang has served as Chief Technology Officer since November 2022. Mr. Narang joined eGain in October 1998 and served as Director of Engineering and from March 2000 to October 2022, he served as Senior Vice President of Products and Engineering prior to assuming his current position. Prior to joining eGain, Mr. Narang served as President of VMpro, a system software consulting company, from September 1987 to October 1998. Mr. Narang holds a Bachelor of Science in Computer Science from Wayne State University.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications Laboratories, Inc., LivePerson, Inc., NICE Ltd., and Verint Systems Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Salesforce, Inc., ServiceNow, Inc., and similar companies that may attempt to sell customer engagement software to their installed base.

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

Our failure to maintain, develop, or expand strategic and third-party distribution channels would impede our revenue growth.

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

We generally recognize revenue upon the transfer of control of promised services to our customers in the amount that is commensurate with the consideration that we expect to receive in exchange for those services. If an arrangement requires significant customization or implementation services from us, recognition of the associated license or subscription and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, such as customers’ timely meeting their agreed obligations. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing, and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering, and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

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

We derived 22% and 27% of our revenue from EMEA sales during the fiscal years ended June 30, 2023 and 2022, respectively. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

As of June 30, 2023, approximately 44% of our workforce was employed in India. Of our employees in India, 49% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU), and India are also of great importance to our operations.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. We currently serve our customers from third-party data center facilities operated by third parties in the United States and other international locations. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of, or interruptions in, our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits, pay penalties, or cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

Our solutions are based on complex software that may contain errors, or “bugs,” that could be costly to correct, harm our reputation, and impair our ability to sell our solutions to new customers. Moreover, customers relying on our solutions may be more sensitive to such errors and potential security vulnerabilities and business interruptions for these applications. If we incur substantial costs to correct any errors of this nature, our operating margins could be adversely affected. Because our customers depend on our solutions for critical business functions, any service interruptions could result in lost or delayed market acceptance and lost sales, higher service-level credits and warranty costs, diversion of development resources, and product liability suits.

The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.

Our Service Level Agreements provide for service credits for system unavailability, and in some cases, indemnities for loss, damage, or costs resulting from use of our system. If we were required to provide any of these in a material way, our results of operations would suffer.

If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market, implement, and refine our cloud offerings. If we are unable to increase the volume of our subscription business, we may not be able to achieve sustained profitability.

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

If any of our new services, including upgrades to our current services, do not meet our customers’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations, and financial condition.

If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical, and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles, the U.S.- EU and U.S.-Swiss Safe Harbor Frameworks, and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) and Switzerland to the U.S. However, as a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, and the July 16, 2020 ECJ judgment in Case C-311/18 (Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems) regarding the adequacy of the Privacy Shield Framework, both frameworks are no longer deemed to constitute a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA. We are therefore required to rely on alternative mechanisms permitted under European law, such as consent and approved standard contractual clauses. The standard contractual clauses approved by the European Commission for these purposes have recently been replaced and a significant repapering exercise is therefore required. The United Kingdom (UK) is also currently consulting on its own updated version of the standard contractual clauses and the result of this may be that different standard contractual clauses are needed depending on the origin of the PII.

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

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. On November 3, 2020, California passed the California Privacy Rights Act (CPRA), which became effective on January 1, 2023 and amends and expands the CCPA, including the introduction of sensitive personal information as a new regulated dataset in California that is subject to new disclosure and purpose limitation requirements. Additionally, the Virginia Consumer Data Protection Act (VCDPA) became effective on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act both become effective on July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023.  Furthermore, New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), which became effective March 2020 and requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. Aspects of the CCPA, CPRA and other laws remain unclear and we may be required to modify our practices further in an effort to comply with them. These statutes may increase our compliance costs and potential liability.. Furthermore, On August 11, 2023, India’s Digital Personal Data Protection Bill (DPDP) received presidential assent after passing both houses of India’s legislature but there has been no official slated implementation date. DPDP applies to personal data processed within India and personal data outside the territory of India if such processing is in connection with any activity related to offering of goods or services to data subjects. We will continue to monitor developments related to new privacy laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws.

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

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments, or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, operating results, and financial condition.

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

Even though the COVID-19 pandemic has presumably subsided, it remains difficult to predict the full impact of the pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. We may continue to experience an adverse impact to our business and the value of our securities as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Risks Related to Intellectual Property

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights that can be time-consuming, incur substantial costs, and divert the attention of management, which could adversely affect our operations and cash flow.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of June 30, 2023, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all facilities used in our business as of June 30, 2023. Our corporate headquarters is located in Sunnyvale, California, and we also have corporate offices in Newbury, England, and Pune, India. We believe that our offices are adequate to meet our current and near future operating needs.

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

Holders

As of June 30, 2023, there were approximately 138 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

Repurchases

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of June 30, 2023, approximately $14.2 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1, 2023 to April 30, 2023	152,648	$7.41	152,648	$17,767
May 1, 2023 to May 31, 2023	261,865	$7.16	261,865	$15,893
June 1, 2023 to June 30, 2023	225,947	$7.33	225,947	$14,237
Total	640,460		640,460

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2023, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/30/2018	6/30/2019	6/30/2020	6/30/2021	6/30/2022	6/30/2023
eGain Corporation	$ 100.00	$ 53.91	$ 73.58	$ 76.03	$ 64.57	$ 49.60
Nasdaq Composite	$ 100.00	$ 107.78	$ 136.51	$ 198.71	$ 152.16	$ 191.93
S&P Software & Services Select Industry Index	$ 100.00	$ 119.54	$ 139.58	$ 215.60	$ 140.14	$ 168.74

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain automates customer engagement with an innovative knowledge hub, powered by conversational and generative AI and analytics. We sell mostly to large enterprises across financial services, telecommunications, retail, government, healthcare, and utilities seeking to better serve customers at scale by eliminating content silos and helping to automate customer engagement processes of all levels of complexity that may also require regulatory compliance. With our mantra of AX + BX + CX = DX™, we guide clients to effortless digital experience (DX) by holistically optimizing agent experience (AX), business experience (BX) and customer experience (CX). Leading brands use eGain’s SaaS solution to improve customer satisfaction, empower agents, reduce service cost, and boost sales. We are headquartered in the United States. We also operate in the United Kingdom and India.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded original equipment manufacturer (OEM) royalties and associated support; and
●	Legacy revenue, which is defined as revenue, maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Fiscal Year Ended June 30
	2023	2022	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$89,619	$80,904	$8,715	11%
Legacy revenue	705	3,653	(2,948)	(81)%
Total subscription revenue	$90,324	$84,557	$5,767

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Fiscal Year Ended June 30
	2023	2022	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$89,619	$80,904	$8,715	11%
Professional services	7,687	7,394	293	4%
Total SaaS and professional services revenue	$97,306	$88,298	$9,008

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2023	2022
Income (loss) from operations	$1,389	$(2,138)
Add:
Stock-based compensation	6,246	11,380
Non-GAAP income from operations	$7,635	$9,242

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property. Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to us. These embedded OEM royalties are included as subscription revenue. Under revenue guidance, since these arrangements are for usage-based licenses of intellectual property, we estimate revenue recognized only as the performance obligation of the OEM royalties has been satisfied or partially satisfied.

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their standalone selling prices (SSP). Revenue allocated to each performance obligation is recognized as work is performed. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of our solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-material basis or on a fixed-fee basis. Managed services contracts are bid on a time-and-material basis. Fixed fees are generally paid on milestone billing at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that have not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2023, our remaining performance obligations were $97.3 million, of which we expect to recognize $66.7 million and $30.6 million as revenue within one year and beyond one year, respectively.

Under Topic 606, we expect our remaining performance obligations to change quarterly for several reasons including the timing of new contracts and renewals, duration and size of our subscription and support arrangements, variable billing cycles and foreign exchange rate fluctuation. We typically issue renewal invoices in advance of the renewal service period. Depending on timing, the initial invoice and subsequent renewal invoices may occur in different quarters. This may result in an increase or decrease to our accounts receivable and deferred revenue.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2023 and 2022.

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

Tax Legislation

Under the Tax Cuts and Jobs Act, enacted on December 22, 2017 (TCJA), federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but generally may not be carried back, and the deductibility of such NOLs is limited to 80% of taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), P.L. 116-136,was passed into law, amending portions of certain relevant US tax laws. The CARES Act included a number of federal income tax law changes, including, but not limited to: (i) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating alternative minimum tax credit refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation related to qualified improvement property. The CARES Act had no impact on our consolidated financial statements. Beginning in 2022, the TCJA eliminates the option to immediately deduct research and development expenditures and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over 15 years. While the mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities for 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period to an immaterial amount in year six.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. These measures may affect our consolidated financial statements and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

Fiscal Year 2023 Compared with Fiscal Year 2022

Our effective tax rate for both fiscal years 2023 and 2022 was a tax provision of $1.2 million. The change in our effective tax rate for fiscal year 2023 as compared to fiscal year 2022 was primarily due to the change in valuation allowance, foreign rate differential, GILTI inclusion, stock-based compensation and the research and development tax credits.

The income before income tax provision between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2023, our U.S. and foreign income before our income tax provision was a loss of $460,000 and an income of $3.8 million, respectively. In fiscal year 2022, our U.S. and foreign income before our income tax was loss of $4.2 million and income of $3.0 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2023, we had a valuation allowance of approximately $34.1 million of which approximately $18.5 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

We apply ASC 740, Income Taxes, in determining any uncertain tax positions. The guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of other (expense) income, net in the consolidated statements of operations.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to state income taxes and foreign withholding taxes on approximately $24.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2023	2022
Revenue:
Subscription	92%	92%
Professional services	8	8
Total revenue	100	100
Cost of revenue:
Cost of subscription	19	16
Cost of professional services	9	11
Total cost of revenue	28	27
Gross profit	72	73
Operating Expenses:
Research and development	28	27
Sales and marketing	32	37
General and administrative	11	12
Total operating expenses	71	76
Income (Loss) from operations	1%	(3)%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2023	2022	Change

Revenue	(in thousands, except percentages)
Subscription	$90,324	$84,557	$5,767	7%
Professional services	7,687	7,394	293	4%
Total revenue	$98,011	$91,951	$6,060

Total Revenue

Total revenue increased $6.1 million during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022, largely due to increased SaaS revenue of $8.7 million and professional services revenue of $293,000 in fiscal year 2023. This increase was partially offset by a decline of $2.9 million in our legacy revenue. Legacy revenue decreases as we continue to migrate legacy perpetual license customers to our SaaS model.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $2.4 million and $354,000 in total revenue during the fiscal years ended June 30, 2023 and 2022, respectively.

Subscription Revenue

SaaS Revenue

	Fiscal Year Ended June 30,

	2023	2022	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$89,619	$80,904	$8,715	11%
Percentage of total revenue	91%	88%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS increased by $8.7 million during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

SaaS revenue was $89.6 million and $80.9 million during the fiscal years ended June 30, 2023 and 2022, respectively, which represented an increase of 11% or $8.7 million. SaaS revenue represents 91% and 88% of total revenue for the fiscal years ended June 30, 2023 and 2022, respectively.

Excluding a decrease of $2.1 million due to foreign exchange rate fluctuation, SaaS revenue increased by $10.8 million during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers.

Legacy Revenue

	Fiscal Year Ended June 30,

	2023	2022	Change

Revenue	(in thousands, except percentages)
Legacy revenue	$705	$3,653	$(2,948)	(81)%
Percentage of total revenue	1%	4%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $2.9 million for the fiscal year ended June 30, 2023. This decrease was primarily due to our focus on migrating our legacy customers to SaaS.

Legacy revenue was $705,000 and $3.7 million during the fiscal years ended June 30, 2023 and 2022, respectively, which represented a decrease of 81% or $2.9 million. Legacy revenue represents 1% and 4% of total revenue for the fiscal years ended June 30, 2023 and 2022, respectively.

Excluding a decrease of $130,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $2.8 million during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2023	2022	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$7,687	$7,394	$293	4%
Percentage of total revenue	8%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenues from professional services increased by $293,000 during the fiscal year ended June 30, 2023. This increase was primarily due to growth of managed services.

Professional services revenue was $7.7 million during the fiscal year ended June 30, 2023, which represented an increase of 4% or $293,000. Professional services revenue represents 8% of total revenue for the fiscal years ended June 30, 2023 and 2022.

Excluding a decrease of $190,000 due to foreign exchange rate fluctuation, professional services revenues increased by $483,000 during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Revenue by Geography

	Fiscal Year Ended June 30,
	2023	2022	Change

Revenue	(in thousands, except percentages)
North America	$76,375	$66,793	$9,582	14%
Europe, Middle East, & Africa	21,636	25,158	(3,522)	(14)%
Total revenue	$98,011	$91,951	$6,060

Revenue from North America sales increased by 14% from $66.8 million during the fiscal year ended June 30, 2022 to $76.4 million during the fiscal year ended June 30, 2023 due to increases of (i) $10.4 million in SaaS revenue and (ii) $1.0 million in professional service revenue; offset by a decrease of $1.8 million in legacy revenue.

Revenue from EMEA sales decreased by 14% from $25.2 million during the fiscal year ended June 30, 2022 to $21.6 million during the fiscal year ended June 30, 2023 due to decreases of (i) $1.7 million in SaaS revenue, (ii) $1.1 million in legacy revenue, and (iii) $722,000 in professional services revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2023	2022	Change

Cost of revenue	(in thousands, except percentages)
Subscription	$18,677	$14,780	$3,897	26%
Professional services	8,638	9,757	(1,119)	(11)%
Total cost of revenue	$27,315	$24,537	$2,778
Percentage of total revenue	28%	27%
Gross margin	72%	73%

Subscription

Cost of subscription revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased by $3.9 million or 26% during the fiscal year ended June 30, 2023 from the same period in fiscal year 2022. The increase is primarily due to increases in (i) cloud computing cost of $4.2 million and (ii) outside consulting cost of $39,000, partially offset by a decrease in personnel related costs of $14,000 during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Excluding a decrease of $299,000 due to foreign exchange rate fluctuation, cost of subscription revenues increased by $4.2 million during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $1.1 million or 11% during the fiscal year ended June 30, 2023 from the same period in fiscal year 2022. This decrease is primarily due to a decrease in personnel-related costs of $1.2 million; partially offset by an increase in outside consulting costs of $344,000 from the same period in fiscal year 2022.

Excluding a decrease of $235,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $884,000 for the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2023	2022	Change

	(in thousands, except percentages)
Research and development	$27,300	$24,387	$2,913	12%
Percentage of total revenue	28%	27%

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

Research and development expense increased by $2.9 million or 12% during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022. The increase is primarily due to increases in (i) $3.5 million in personnel-related costs and (ii) $11,000 in outside consulting costs.

Excluding a decrease of $622,000 due to foreign exchange rate fluctuation, research and development expense increased by $3.5 million for the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Sales and Marketing

	Fiscal Year Ended June 30,
	2023	2022	Change

	(in thousands, except percentages)
Sales and marketing	$31,707	$33,746	$(2,039)	(6)%
Percentage of total revenue	32%	37%

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

Sales and marketing expenses decreased by $2.0 million or 6% during the fiscal year ended June 30, 2023 from same period in fiscal year 2022. The decrease is primarily due to a decrease of $2.6 million in personnel-related costs; partially offset by increases of (i) $1.3 million in marketing program costs and (ii) $54,000 in outside consulting costs.

Excluding a decrease of $743,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased $1.3 million for the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

General and Administrative

	Fiscal Year Ended June 30,
	2023	2022	Change

	(in thousands, except percentages)
General and administrative	$10,300	$11,419	$(1,119)	(10)%
Percentage of total revenue	11%	12%

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

General and administrative expense decreased by $1.1 million or 10% during the fiscal year ended June 30, 2023, from the same period in fiscal year 2022. The decrease is primarily due to decreases of (i) $1.2 million in personnel-related expenses and (ii) $27,000 in investor relations expense; partially offset by increases of (i) $178,000 in bad debt expense, (ii) $101,000 in outside consulting cost, (iii) $25,000 in accounting, audit, and administrative expenses, and (iv) $4,000 in legal expenses.

Excluding a decrease of $173,000 due to foreign exchange rate fluctuation, general and administrative expense decreased $946,000 for the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

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

The effect of recording stock-based compensation for fiscal year 2023 and 2022 is as follows:

	Fiscal Year Ended June 30,
	2023	2022

Stock-based compensation by type of award	(in thousands)
Stock options	$5,847	$10,923
Employee stock purchase plan	399	457
Total stock-based compensation	$6,246	$11,380

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2023	2022	Change

	(in thousands, except percentages)
Cost of revenue	$1,469	$3,056	$(1,587)	(52)%
Research and development	1,970	2,935	(965)	(33)%
Sales and marketing	997	2,367	(1,370)	(58)%
General and administrative	1,810	3,022	(1,212)	(40)%
Total stock-based compensation	$6,246	$11,380	$(5,134)	(45)%

Stock-based compensation expense includes the amortization of the fair value primarily of stock options awarded to employees, members of our board of directors and consultants. The fair value of stock options granted is recognized as an expense over their respectable vesting schedule. The decrease in our stock-based compensation expense in fiscal year 2023 compared to fiscal year 2022 was primarily due to decreases in stock option vesting over their respectable periods, company-wide headcount, and option grant activity.

We expect our stock-based compensation expense to continue to decrease in fiscal year 2024 as existing stock options continue to vest over their respectable periods.

Income (Loss) from Operations

	Fiscal Year Ended June 30,
	2023	2022	Change

	(in thousands, except percentages)
Income (Loss) from operations	$1,389	$(2,138)	$3,527
Operating (loss) margin	1%	(3)%

Results from operations was income of $1.4 million in fiscal year 2023, compared to loss of $2.1 million in fiscal year 2022. We recorded a positive operating margin of 1% in fiscal year 2023, and a negative operating margin of 3% in fiscal year 2022.

During the fiscal year ended June 30, 2023, SaaS revenue increased by $8.7 million to $89.6 million compared to $80.9 million in fiscal year 2022.

The increase in total costs and operating expenses in fiscal year ended June 30, 2023 was $4.6 million primarily due to increases of (i) $4.2 million in cloud computing costs, (ii) $1.3 million in marketing costs, (iii) $549,000 in outside consulting costs, (iv) $178,000 in bad debt expenses, (v) $25,000 in accounting and administrative services, and (vi) $4,000 in legal expenses; partially offset by decreases of (i) $1.6 million in personnel-related expenses and (ii) $27,000 in investor relations cost.

Excluding a decrease from foreign exchange fluctuation of $2.1 million, total costs and operating expenses increased by $4.6 million for the fiscal year ended June 30, 2023, from the same period in fiscal year 2022.

Interest Income

Interest income consists primarily of interest earned on money market accounts, which have increased in rates compared to prior year. Interest income, was income of $2.4 million and income of $94,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

Other (Expense) Income, Net

Other (expense) income, net primarily included foreign exchange rate fluctuations on international trade receivables. Other (expense) income, net was expense of $434,000 and income of $838,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to the current economic state of the U.S. economy, expiring tax attributes and uncertainty of future profitability, we maintain a valuation allowance against U.S. deferred tax assets as of June 30, 2023. We consider all available evidence, both positive and negative, including but not limited to earnings history, expiring attributes, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax provision of $1.2 million in each of the fiscal years ended June 30, 2023 and 2022.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity were cash and cash equivalents, and accounts receivable, net. Our liquidity sources were $104.8 million compared to $99.1 million as of June 30, 2023 and 2022, respectively. Our cash, cash equivalents, and restricted cash were $73.2 million and $72.2 million as of June 30, 2023 and 2022, respectively.

Our working capital was $46.1 million and $42.1 million as of June 30, 2023 and 2022, respectively. Our deferred revenue was $49.9 million and $49.4 million as of June 30, 2023, and 2022, respectively.

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

Cash Flows

For the fiscal years ended June 30, 2023 and 2022, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Net cash provided by operating activities	$4,621	$8,121
Net cash used in investing activities	(288)	(628)
Net cash provided by (used in) financing activities	(4,079)	3,327

Cash provided by operating activities mainly consists of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities decreased by $3.5 million during the fiscal year ended June 30, 2023, driven primarily by the timing of accounts receivable collections and deferred revenue recognitions.

Net cash used in investing activities increased by $340,000 during the fiscal year ended June 30, 2023, driven primarily by reduced activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by financing activities decreased by $7.4 million during the fiscal year ended June 30, 2023. The changes consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used with repurchases of our common stock of approximately $5.8 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2023 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	2,819	935	1,356	528	—
Total	$2,819	$935	$1,356	$528	$—

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2023 and 2022 totaled approximately $20.8 million and $29.2 million, respectively. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.1 million between June 30, 2023 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar and the Euro, the British Pound and the Indian Rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between June 30, 2023 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2023 and 2022 and for the years ended June 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

September 14, 2023

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$73,201	$72,173
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $237 and $123 as of June 30, 2023 and 2022, respectively	31,569	26,961
Costs capitalized to obtain revenue contracts, net	1,317	1,487
Prepaid expenses	2,466	2,612
Other current assets	1,268	895
Total current assets	109,828	104,135
Property and equipment, net	633	831
Operating lease right-of-use assets	2,797	3,850
Costs capitalized to obtain revenue contracts, net of current portion	2,318	3,136
Goodwill	13,186	13,186
Other assets, net	1,355	871
Total assets	$130,117	$126,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,044	$1,706
Accrued compensation	7,697	8,708
Accrued liabilities	5,387	4,926
Operating lease liabilities	832	1,044
Deferred revenue	47,762	45,638
Total current liabilities	63,722	62,022
Deferred revenue, net of current portion	2,101	3,785
Operating lease liabilities, net of current portion	1,762	2,537
Other long-term liabilities	836	808
Total liabilities	68,421	69,152
Commitments and contingencies (Note 7 and 8)
Stockholders’ equity:
Common stock, $0.001 par value – authorized: 60,000 shares; issued: 32,268 and 31,930 shares; outstanding: 31,482 and 31,930 shares as of June 30, 2023 and 2022, respectively	32	32
Additional paid-in capital	401,087	393,157
Treasury stock, at cost: 786 and 0 common shares as of June 30, 2023 and 2022, respectively.	(5,763)	—
Notes receivable from stockholders	(97)	(95)
Accumulated other comprehensive loss	(2,122)	(2,687)
Accumulated deficit	(331,441)	(333,550)
Total stockholders’ equity	61,696	56,857
Total liabilities and stockholders’ equity	$130,117	$126,009

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2023	2022
Revenue:
Subscription	$90,324	$84,557
Professional services	7,687	7,394
Total revenue	98,011	91,951
Cost of revenue:
Cost of subscription	18,677	14,780
Cost of professional services	8,638	9,757
Total cost of revenue	27,315	24,537
Gross profit	70,696	67,414
Operating expenses:
Research and development	27,300	24,387
Sales and marketing	31,707	33,746
General and administrative	10,300	11,419
Total operating expenses	69,307	69,552
Income (loss) from operations	1,389	(2,138)
Interest income	2,401	94
Other (expense) income, net	(434)	838
Income (loss) before income tax provision	3,356	(1,206)
Provision for income taxes	(1,247)	(1,235)
Net income (loss)	$2,109	$(2,441)
Per share information:
Earnings (loss) per share:
Basic	$0.07	$(0.08)
Diluted	$0.06	$(0.08)
Weighted-average shares used in computation:
Basic	31,959	31,553
Diluted	32,799	31,553
Summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$1,469	$3,056
Research and development	1,970	2,935
Sales and marketing	997	2,367
General and administrative	1,810	3,022
Total stock-based compensation	$6,246	$11,380

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended June 30,
	2023	2022
Net income (loss)	$2,109	$(2,441)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	565	(1,467)
Total comprehensive income (loss)	$2,674	$(3,908)

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Notes	Accumulated
			Additional			Receivable	Other		Total
	Common Stock		Paid-in	Treasury Stock		From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
BALANCES AS OF JULY 1, 2021	31,231	$31	$378,451	—	$—	$(92)	$(1,220)	$(331,109)	$46,061
Interest on stockholders’ notes	—	—	—	—	—	(3)	—	—	(3)
Issuance of common stock upon exercise of stock options	553	1	2,139	—	—	—	—	—	2,140
Issuance of common stock in connection with employee stock purchase plan	146	—	1,187	—	—	—	—	—	1,187
Stock-based compensation	—	—	11,380	—	—	—	—	—	11,380
Foreign currency translation adjustments	—	—	—	—	—	—	(1,467)	—	(1,467)
Net loss	—	—	—	—	—	—	—	(2,441)	(2,441)
BALANCES AS OF JUNE 30, 2022	31,930	32	393,157	—	—	(95)	(2,687)	(333,550)	56,857
Interest on stockholders’ notes	—	—	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	180	—	610	—	—	—	—	—	610
Issuance of common stock in connection with employee stock purchase plan	158	—	1,074	—	—	—	—	—	1,074
Repurchase of common stock	(786)	—	—	786	(5,763)				(5,763)
Stock-based compensation	—	—	6,246	—	—	—	—	—	6,246
Foreign currency translation adjustments	—	—	—	—	—	—	565	—	565
Net income	—	—	—	—	—	—	—	2,109	2,109
BALANCES AS OF JUNE 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,109	$(2,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,529	1,482
Amortization of right-of-use assets	1,142	1,046
Depreciation and amortization	490	478
Provision for doubtful accounts	260	68
Deferred income taxes	(584)	292
Stock-based compensation	6,246	11,380
Gain on disposal of property and equipment	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,508)	(2,247)
Costs capitalized to obtain revenue contracts	(462)	(2,399)
Prepaid expenses	164	357
Other current assets	(384)	(149)
Other non-current assets	71	(20)
Accounts payable	326	(1,339)
Accrued compensation	(1,068)	559
Accrued liabilities	405	825
Deferred revenue	(60)	1,599
Operating lease liabilities	(1,075)	(1,412)
Other long-term liabilities	29	42
Net cash provided by operating activities	4,621	8,121
Cash flows from investing activities:
Purchases of property and equipment	(288)	(628)
Net cash used in investing activities	(288)	(628)
Cash flows from financing activities:
Proceeds from exercise of stock options	610	2,140
Proceeds from employee stock purchase plan	1,074	1,187
Repurchases of common stock	(5,763)	—
Net cash provided by (used in) financing activities	(4,079)	3,327
Effect of exchange rate differences on cash and cash equivalents	774	(1,878)
Net increase in cash, cash equivalents and restricted cash	1,028	8,942
Cash, cash equivalents and restricted cash at beginning of year	72,180	63,238
Cash, cash equivalents and restricted cash at end of year	$73,208	$72,180

Supplemental cash flow disclosures:
Cash paid for taxes	$1,701	$400
ROU assets and lease liabilities recognized from lease modification	$91	$2,820

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

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., Exony Limited (Exony), eGain Communications Pvt. Ltd., eGain Communications (SA), and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other (expense) income, net” in the consolidated statements of operations, and resulted in a loss of $470,000 and a gain of $824,000, in fiscal years ended June 30, 2023 and 2022, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2023 and 2022, we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2023 and 2022, our restricted cash was nominal and expected to be used within one year.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $73.2 million as of June 30, 2023 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. One customer, who is also a partner, accounted for 20% and 21% of total revenue for the years ended June 30, 2023 and 2022, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Three partners and customers accounted for a range of 18% to 22% of accounts receivable as of June 30, 2023. A set of different partners and customers accounted for a range of 13% to 26% of accounts receivable as of June 30, 2022.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.7 million and $770,000 as of June 30, 2023 and 2022, respectively, and are included in the accounts receivable, less allowance for doubtful accounts, balance on the accompanying consolidated balance sheets.

Our accounts receivable, net balance was $31.6 million and $27.0 million for the year ended June 30, 2023 and 2022, respectively. Our combined contract liabilities, which consist of both current and non-current deferred revenue for which we have an obligation to transfer services to customers and have received considerations in advance or the amount is due from customers, balance was $49.9 million and $49.4 million for the year ended June 30, 2023 and 2022, respectively. There were no contract assets for the years ended June 30, 2023 and 2022.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment for fiscal years ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years ended June 30, 2023 and 2022, we did not have any such impairment losses.

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

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended June 30, 2023 and 2022.

During the fiscal years ended June 30, 2023 and 2022, we capitalized $462,000 and $2.4 million of costs to obtain revenue contracts, respectively, and amortized $1.5 million to sales and marketing expense each period. Capitalized costs to obtain revenue contracts, net were $3.6 million and $4.6 million as of June 30, 2023 and 2022, respectively.

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

Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and obligations for leases with an initial term of twelve months or less, and has applied a capitalization threshold to recognize a lease on the consolidated balance sheets. The expense associated with short-term leases and leases that do not meet the Company’s capitalization threshold are recorded to lease expense in the period it is incurred.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2023 and 2022 were $686,000 and $554,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term. Stock-based compensation expense for employee and non-employee awards is recognized as expense over the requisite service period, which is generally in line with the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options granted under our Amended and Restated 2005 Management Stock Option Plan, our Amended and Restated 2005 Stock Incentive Plan, and our 2017 Employee Stock Purchase Plan (ESPP).

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, GILTI inclusion, research and development tax credits, and our foreign operations.

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

As of June 30, 2023, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of June 30, 2023 that would significantly limit the net operating loss carryovers.

Comprehensive Income (Loss)

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the year ended June 30, 2023 is shown in the accompanying consolidated statements of comprehensive income (loss). Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2023 and 2022 consists of accumulated foreign currency translation adjustments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by stock options in-the-money to calculate diluted net income per share.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended June 30,
	2023	2022
Net income (loss)	$2,109	$(2,441)
Per share information:
Earnings (loss) per share:
Basic	$0.07	$(0.08)
Diluted	$0.06	$(0.08)
Weighted-average shares used in computation:
Basic	31,959	31,553
Diluted	32,799	31,553

Weighted average options to purchase 3,582,284 and 2,935,174 shares of common stock as of June 30, 2023 and 2022, respectively, were not included in the computation of diluted net income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2023 and 2022 is as follows (in thousands):

		Income
	Total	(Loss)	Long-Lived
	Revenue	from Operations	Assets
Year ended June 30, 2023:
North America	$76,375	$1,976	$358
Europe, Middle East, & Africa	21,636	5,830	131
Asia Pacific	—	(6,417)	144
	$98,011	$1,389	$633
Year ended June 30, 2022:
North America	$66,793	$(4,128)	$488
Europe, Middle East, & Africa	25,158	8,997	119
Asia Pacific	—	(7,007)	224
	$91,951	$(2,138)	$831

For the purposes of entity-wide geographic area disclosures, long-lived assets consist of computers and equipment, furniture and fixtures, and leasehold improvements, net of accumulated depreciation and amortization. These items are included in property and equipment, net, on the accompanying Company’s consolidated balance sheets.

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

Subscription Revenue

The following customer arrangements are recognized ratably over the contract term as the performance obligations are delivered:

●	Cloud delivery arrangements;
●	Maintenance and support arrangements; and
●	Term licenses which incorporate on-premise software licenses and a subscription to a substantial cloud functionalities.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to the Company. These embedded OEM royalties are included as subscription revenue. Under Topic 606 revenue guidance, since these arrangements are for usage-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company estimate revenue recognized only as the performance obligation of the OEM royalties has been satisfied or partially satisfied. Differences between actual results and estimated amounts are adjusted in the following period as such sales are reported by the customer with a quarter in arrears.

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their SSP. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-material basis or on a fixed-fee basis. Managed services contracts are bid on a time-and-material basis. Fixed fees are generally paid upon milestone billing or customer acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following:

	As of June 30,
	2023	2022

	(in thousands)
Computers and equipment	$3,886	$4,174
Furniture and fixtures	963	933
Leasehold improvements	655	600
Total	5,504	5,707
Accumulated depreciation and amortization	(4,871)	(4,876)
Property and equipment, net	$633	$831

Depreciation and amortization expense was $490,000 and $478,000 for the fiscal years ended June 30, 2023 and 2022, respectively. Disposed fixed assets, which were substantially fully-depreciated, were $516,000 and $71,000 for the fiscal years ended June 30, 2023, and June 30, 2022, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2023	2022

	(in thousands)
Accrued bonuses	$3,068	$3,716
Accrued vacation	2,715	2,956
Payroll and other employee related costs	1,688	1,477
Accrued commissions	226	559
Accrued compensation	$7,697	$8,708

Accrued liabilities consists of the following:

	As of June 30,
	2023	2022

	(in thousands)
Customer advances	$109	$329
Sales tax payable	1,017	936
VAT liability	927	1,191
Accrued other liabilities	3,334	2,470
Accrued liabilities	$5,387	$4,926

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the fiscal years ended June 30, 2023 and 2022, respectively:

	Fiscal Year Ended June 30,
	2023	2022

	(in thousands)
Revenue:
SaaS revenue	$89,619	$80,904
Legacy revenue	705	3,653
Total subscription	90,324	84,557
Professional services	7,687	7,394
Total revenue	$98,011	$91,951

The following table presents our revenue recognized over-time and at a point-in-time during the fiscal years ended June 30, 2023 and 2022, respectively:

	Fiscal Year Ended June 30,
	2023	2022

	(in thousands)
Revenue:
Over-time	$86,066	$81,937
Point-in-time	11,945	10,014
Total revenue	$98,011	$91,951

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2023	2022

	(in thousands)
Revenue:
North America	$76,375	$66,793
Europe, Middle East, & Africa	21,636	25,158
Total revenue	$98,011	$91,951

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Unbilled receivables are included in accounts receivable, less allowance for doubtful accounts on our consolidated balance sheets. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2023 ($)	Balance as of June 30, 2022 ($)
Contract liabilities:
Deferred revenue	47,762	45,638
Deferred revenue, net of current portion	2,101	3,785

$38.2 million of deferred revenue as of June 30, 2022 was recognized as revenue during the fiscal year ended June 30, 2023. $41.4 million of deferred revenue as of June 30, 2021 was recognized as revenue during the fiscal year ended June 30, 2022.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2023, our remaining performance obligations were $97.3 million of which we expect to recognize $66.7 million and $30.6 million as revenue within one year and beyond one year, respectively.

4. INCOME TAXES

Income (Loss) before income tax provision consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
United States	$(460)	$(4,214)
Foreign	3,816	3,008
Income (Loss) before income tax provision	$3,356	$(1,206)

The reconciliation of income tax expense at the statutory federal income tax rate and the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022

Federal statutory income tax rate	$(705)	$253
Current state taxes, net of federal benefit	1,152	134
Foreign rate differential	559	98
Research and development credits	747	433
Foreign withholding tax	(27)	(63)
Stock-based compensation	(136)	(102)
Deferred return to provision	(284)	(213)
Other items	(118)	(12)
Net change in valuation allowance	(1,726)	3,079
Foreign income	(709)	—
Expiration of tax attributes	—	(4,842)
Income tax provision	$(1,247)	$(1,235)

The components of the income tax provision are as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Current provision:
Federal	$—	$—
State	(576)	(350)
Foreign	(1,221)	(586)
Total current:	(1,797)	(936)
Deferred:
Federal	—	—
State	—	—
Foreign	550	(299)
Total deferred:	550	(299)
Income tax provision	$(1,247)	$(1,235)

As of June 30, 2023, we had federal and state net operating loss carryforwards of approximately $38.9 million and $13.0 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2027, if not utilized. We also had federal research and development credit carryforwards of approximately $4.3 million as of June 30, 2023, which will expire at various dates beginning in fiscal year ending June 30, 2025, if not utilized. The California research and development credit carryforwards are approximately $6.4 million as of June 30, 2023 and have an indefinite carryover period.

As of June 30, 2023, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of June 30, 2023, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$9,115	$14,637
Research credits	9,404	8,321
Deferred revenue	898	1,036
Stock-based compensation	4,500	2,899
Accruals and reserves	1,126	6,057
Lease liability	563	664
Other	152	104
Capitalized research and development	10,088	—
Gross deferred tax assets	35,846	33,718
Less valuation allowance	(34,139)	(32,412)
Net deferred tax assets	$1,707	$1,306
Gross deferred tax liabilities
Right-of-use asset	$(601)	$(723)
Fixed assets	(42)	(69)
Gross deferred tax liabilities	(643)	(792)
Total deferred tax assets, net *	$1,064	$514

*included in other assets, net, on consolidated balance sheets

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our U.S. net deferred tax assets. With respect to our foreign operations, we expect to utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, GILTI inclusion, research and development credits, and our foreign operations.

The net valuation allowance increased by $1.7 million and decreased by $3.1 million for the fiscal years ended June 30, 2023 and 2022, respectively.

We have not provided for taxes on $24.6 million of undistributed earnings of our foreign subsidiaries as of June 30, 2023. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction and potential state taxes.

For the fiscal years ended June 30, 2023 and 2022, we have $3.4 million and none of Global Intangible Low Tax Income (GILTI) inclusion and used our net operating losses to offset our taxable income, respectively.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Beginning balance	$1,556	$1,762
Increases in balances related to tax positions taken during current periods	130	89
Expired Attributes	(135)	(295)
Ending balance	$1,551	$1,556

There is no amount of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2023 and 2022, respectively. No accrued interest and penalties have been recognized in the tax provision related to unrecognized tax benefits.

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

5. STOCKHOLDERS’ EQUITY

On December 8, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of June 30, 2023, and 2022, the Company had 32,268,000 and 31,930,000 shares of common stock issued, respectively, and 31,482,000 and 31,930,000 shares of common stock outstanding, respectively.

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2023 as follows:

Reserved
Stock
Options
Stock options outstanding	4,885,999
Stock available for future grants or issuance:
2005 Stock Incentive Plan	1,057,983
2005 Management Stock Option Plan	71,983
2017 Employee Stock Purchase Plan	938,403
Total reserved shares of common stock for issuance	6,954,368

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2023 and 2022, no shares of preferred stock are issued or outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options and our 2017 Employee Stock Purchase Plan (ESPP).

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

The following table represents the activity under the 2005 Management Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2021	68,649	1,172,517	$3.51
Options Granted	—	—	$—
Options Exercised	—	(342,466)	$4.08
Options Forfeited / Expired	3,334	(3,334)	$1.75
Balance as of June 30, 2022	71,983	826,717	$3.29
Options Granted	—	—	$—
Options Exercised	—	—	$—
Options Forfeited / Expired	—	—	$—
Balance as of June 30, 2023	71,983	826,717	$3.29

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2021	944,527	1,562,995	$6.44
Shares Added	3,000,000	—	$—
Options Granted	(3,607,661)	3,607,661	$11.18
Options Exercised	—	(210,521)	$3.52
Options Forfeited / Expired	342,924	(342,924)	$10.75
Balance as of June 30, 2022	679,790	4,617,211
Options Granted	(228,817)	228,817	$8.35
Options Exercised	—	(179,736)	$3.40
Options Forfeited / Expired	607,010	(607,010)	$10.62
Balance as of June 30, 2023	1,057,983	4,059,282	$10.06

During the fiscal year ended June 30, 2023, we granted 8,800 stock options to consultants.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2023:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.8-$2.13	13,005	3.65	$1.81	13,005	$1.81
$2.50	902,375	3.37	$2.50	902,375	$2.50
$3.4-$7.77	496,803	3.91	$5.76	421,833	$5.50
$7.8-$9.86	492,483	7.10	$8.82	315,140	$8.65
$9.87-$11.26	238,843	7.29	$10.59	108,497	$10.62
$11.36	2,476,541	8.02	$11.36	1,104,884	$11.36
$11.47-$13.75	247,399	6.18	$12.47	172,587	$12.70
$14.28	5,000	7.21	$14.28	3,437	$14.28
$14.40	3,550	5.12	$14.40	3,550	$14.40
$19.11	10,000	7.29	$19.11	6,666	$19.11
$1.8-$19.11	4,885,999	6.51	$8.91	3,051,974	$7.68

The summary of options vested and exercisable as of June 30, 2023 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	4,885,999	$8.91	$5,446,956	6.51
Options fully vested and expected to vest	4,699,430	$8.84	$5,443,504	6.44
Options exercisable	3,051,974	$7.68	$5,425,564	5.48

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $7.49 as of June 30, 2023 that would have been received by the option holders, had they exercised their options on June 30, 2023. The total intrinsic value of stock options exercised was $866,000 and $4.3 million during fiscal years 2023 and 2022, respectively.

2017 Employee Stock Purchase Plan

In October 2017, our board of directors adopted the ESPP which provided eligible employees the option purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock. On December 17, 2021, our board of directors authorized an additional 600,000 shares of common stock to be available for issuance under ESPP.

Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Non-cash stock-based compensation expense	$(6,246)	$(11,380)
Income tax expense	(117)	(217)
Net income effect	$(6,363)	$(11,597)

The Company recognized $117,000 and $217,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal years ended June 30, 2023 and 2022, respectively. There is no income tax effect that has been recognized relating to the stock-based compensation expense in the US due to full valuation allowance.

Total stock-based compensation includes expense related to non-employee awards of $140,000 and $232,000 during the fiscal years ended June 30, 2023 and 2022, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted. All shares of our common stock issued pursuant to our stock option plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2023 and 2022, there were 228,817 and 3,607,661 options granted, respectively, with a weighted average grant date fair value of $4.56 and $5.83, per share, respectively.

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Fiscal Year Ended June 30,
	2023	2022
Dividend yield	—	—
Expected volatility	64%	70%
Average risk-free interest rate	3.57%	1.01%
Expected life (in years)	4.71	4.68

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the ESPP stock purchase right:

	Fiscal Year Ended June 30,
	2023	2022
Dividend yield	—	—
Expected volatility	60%	57%
Average risk-free interest rate	1.68%	1.22%
Expected term (in years)	0.50	0.50

During the fiscal years ended June 30, 2023 and 2022,employees were granted the right and purchased an aggregate of 158,957 and 145,715 shares, respectively, with a weighted average grant date fair value of $2.54 and $2.96, per share, respectively, pursuant to the ESPP. Total stock-based compensation expense related to those purchase rights was $399,000 and $457,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 unrecognized compensation expense related to purchase rights that will be recognized over a weighted average period of 0.42 years was $143,000.

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

The following table summarizes stock-based compensation expense relating to stock options for the years ended June 30, 2023 and 2022, respectively (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Cost of revenue	$1,350	$2,916
Research and development	1,833	2,797
Sales and marketing	901	2,248
General and administrative	1,763	2,962
Total	$5,847	$10,923

Total unamortized compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2023 was $4.4 million which is expected to be recognized over the weighted average period of 1.23 years.

6. LEASES

During our fiscal year ended June 30, 2023, we leased our office facilities under non-cancelable operating leases that expire on various dates through the fiscal year 2027. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

The following table presents information about the weighted average lease term and discount rate as follows:

	As of June 30, 2023	As of June 30, 2022
Weighted average remaining lease term (in years)	3.40	4.05
Weighted average discount rate	4.97%	4.92%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Years ended June 30,
	2023	2022
Operating lease expense	$1,284	$1,346

The following table presents supplemental cash flow information about our leases (in thousands):

	Years ended June 30,
	2023	2022
Operating cash outflows from operating leases	$1,215	$1,691
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

As of June 30, 2023, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal 2024	$935
Fiscal 2025	668
Fiscal 2026	688
Fiscal 2027	528
Total minimum lease payments	2,819
Less: Imputed interest	(225)
Total operating lease liabilities	2,594
Less: Current operating lease liabilities	(832)
Total operating lease liabilities, net of current portion	$1,762

7. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2023 and 2022, we contributed approximately $841,000 and $704,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $748,000 and $787,000, for the fiscal years ended June 30, 2023 and 2022, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were $144,000 and $120,000, for the fiscal years ended June 30, 2023 and 2022, respectively.

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

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2023, we have paid all non-cancelable contractual agreements related to these software licenses.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2023 and 2022.

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

9. FAIR VALUE MEASUREMENT

ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2023 and 2022, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $67.3 million and $57.9 million, respectively.

10. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s Board of Directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of June 30, 2023, approximately $14.2 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately on November 14, 2022, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the year ended June 30, 2023, 785,913 shares have been repurchased for an average acquisition cost per share of $7.33, totaling $5.8 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2023 and 2022, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

	(in thousands, except per share data)
Fiscal Year 2023
Revenue	$24,763	$25,600	$23,013	$24,635	$98,011
Gross profit	$18,481	$18,848	$15,418	$17,949	$70,696
Income (loss) from operations	$(670)	$213	$(512)	$2,358	$1,389
Net income (loss)	$(16)	$(104)	$(372)	$2,601	$2,109
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.08	$0.07
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.08	$0.06

Fiscal Year 2022
Revenue	$21,451	$23,093	$23,904	$23,503	$91,951
Gross profit	$16,153	$16,992	$17,367	$16,902	$67,414
Income (loss) from operations	$691	$(630)	$(476)	$(1,723)	$(2,138)
Net income (loss)	$551	$(826)	$(615)	$(1,551)	$(2,441)
Basic net income (loss) per share	$0.02	$(0.03)	$(0.02)	$(0.05)	$(0.08)
Diluted net income (loss) per share	$0.02	$(0.03)	$(0.02)	$(0.05)	$(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the headings “Election of Directors” and “Executive Compensation—Compensation Discussion and Analysis” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2023 Annual Meeting of Stockholders (Proxy Statement).

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

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “Election of Directors—2023 Director Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The following table summarizes our equity compensation plans as of June 30, 2023:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	4,059,282	$10.06	1,057,983
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	826,717	$3.29	71,983
Total	4,885,999	$8.91	1,129,966

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the headings “Related Party Transactions,” “Election of Directors—Director Independence,” and “Election of Directors—Board Meetings and Committees” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2023 and 2022.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2023 and 2022

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2023	$123	$260	$(146)	$237
Year ended June 30, 2022	$434	$68	$(379)	$123

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

3(i).1

Second Amended and Restated Certificate of Incorporation, as amended through November 9, 2012. (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed on December 10, 2021).

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

10.6 10.7

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

10.8

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of August 1, 2021 between the Registrant and D.R. Stephens Industrial Partners, LLC d/b/a Stephens & Stephens (Borregas I) (Successor in Interest to DeGuigne Ventures, LLC).

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

eGain Corporation

Date: September 14, 2023	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2023
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 14, 2023
Eric N. Smit	(Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 14, 2023
Christine Russell

/s/ GUNJAN SINHA	Director	September 14, 2023
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 14, 2023
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 14, 2023
Brett Shockley