Form 10-Q
period 2023-09-30
EGAIN Corp
filed 2023-11-07
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,485,186 as of November 2, 2023.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$79,827	$73,201
Restricted cash	7	7
Accounts receivable, less provision for credit losses of $121 and $237 as of September 30, 2023 and June 30, 2023, respectively	18,420	31,569
Costs capitalized to obtain revenue contracts, net	1,231	1,317
Prepaid expenses	2,578	2,466
Other current assets	1,304	1,268
Total current assets	103,367	109,828
Property and equipment, net	551	633
Operating lease right-of-use assets	2,497	2,797
Costs capitalized to obtain revenue contracts, net of current portion	1,938	2,318
Goodwill	13,186	13,186
Other assets, net	1,427	1,355
Total assets	$122,966	$130,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$853	$2,044
Accrued compensation	5,931	7,697
Accrued liabilities	4,406	5,387
Operating lease liabilities	689	832
Deferred revenue	41,959	47,762
Total current liabilities	53,838	63,722
Deferred revenue, net of current portion	2,413	2,101
Operating lease liabilities, net of current portion	1,617	1,762
Other long-term liabilities	833	836
Total liabilities	58,701	68,421
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; issued: 32,269 and 32,268 shares; outstanding: 31,400 and 31,482 shares as of September 30, 2023 and June 30, 2023, respectively	32	32
Additional paid-in capital	402,299	401,087
Treasury stock, at cost: 869 and 786 common shares as of September 30, 2023 and June 30, 2023, respectively	(6,280)	(5,763)
Notes receivable from stockholders	(64)	(97)
Accumulated other comprehensive loss	(2,877)	(2,122)
Accumulated deficit	(328,845)	(331,441)
Total stockholders' equity	64,265	61,696
Total liabilities and stockholders' equity	$122,966	$130,117

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2023	2022
Revenue:
Subscription	$22,323	$22,923
Professional services	1,853	1,840
Total revenue	24,176	24,763
Cost of revenue:
Cost of subscription	5,047	3,978
Cost of professional services	1,791	2,304
Total cost of revenue	6,838	6,282
Gross profit	17,338	18,481

Operating expenses:
Research and development	6,632	6,874
Sales and marketing	6,104	9,459
General and administrative	3,186	2,818
Total operating expenses	15,922	19,151
Income (loss) from operations	1,416	(670)
Interest income	949	286
Other income, net	610	810
Income before income tax provision	2,975	426
Income tax provision	(379)	(442)
Net income (loss)	$2,596	$(16)

Per share information:
Earnings (loss) per share:
Basic	$0.08	$(0.00)
Diluted	$0.08	$(0.00)
Weighted-average shares used in computation:
Basic	31,479	31,933
Diluted	32,136	31,933

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net income (loss)	$2,596	$(16)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(755)	(1,151)
Total comprehensive income (loss)	$1,841	$(1,167)

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Repayment of notes receivable from stockholders	—	—	—	—	—	33	—	—	33
Issuance of common stock upon exercise of stock options	1	—	4	—	—	—	—	—	4
Repurchase of common stock	(83)	—	—	83	(517)	—	—	—	(517)
Stock-based compensation	—	—	1,208	—	—	—	—	—	1,208
Foreign currency translation adjustments	—	—	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	—	—	—	2,596	2,596
Balances as of September 30, 2023	31,400	$32	$402,299	869	$(6,280)	$(64)	$(2,877)	$(328,845)	$64,265

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2022	31,930	$32	$393,157	$(95)	$(2,687)	$(333,550)	$56,857
Issuance of common stock upon exercise of stock options	7	—	30	—	—	—	30
Stock-based compensation	—	—	2,065	—	—	—	2,065
Foreign currency translation adjustments	—	—	—	—	(1,151)	—	(1,151)
Net loss	—	—	—	—	—	(16)	(16)
Balances as of September 30, 2022	31,937	$32	$395,252	$(95)	$(3,838)	$(333,566)	$57,785

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,596	$(16)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	500	375
Amortization of right-of-use assets	294	272
Depreciation and amortization	107	126
(Recovery of) provision for credit losses	(110)	84
Deferred income taxes	(45)	14
Stock-based compensation	1,208	2,065
Changes in operating assets and liabilities:
Accounts receivable	13,100	1,530
Costs capitalized to obtain revenue contracts	(89)	(191)
Prepaid expenses	(131)	(824)
Other current assets	(44)	355
Other non-current assets	(31)	12
Accounts payable	(1,182)	249
Accrued compensation	(1,706)	(1,375)
Accrued liabilities	(944)	(1,463)
Deferred revenue	(5,124)	(151)
Operating lease liabilities	(284)	(255)
Other long-term liabilities	16	(47)
Net cash provided by operating activities	8,131	760

Cash flows from investing activities:
Purchases of property and equipment	(32)	(120)
Net cash used in investing activities	(32)	(120)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	30
Repurchases of common stock	(517)	—
Repayment of notes receivable from stockholders	33	—
Net cash (used in) provided by financing activities	(480)	30
Effect of change in exchange rates on cash and cash equivalents	(993)	(1,319)
Net increase in cash, cash equivalents and restricted cash	6,626	(649)
Cash, cash equivalents and restricted cash at beginning of period	73,208	72,180
Cash, cash equivalents and restricted cash at end of period	$79,834	$71,531

Supplemental cash flow disclosures:
Cash paid for taxes	$863	$489

Non-cash items:
Purchases of equipment through trade accounts payable	$18	$30

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

Fiscal Year

The Company fiscal year ends on June 30. References to fiscal year 2024 refers to fiscal year ending June 30, 2024.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2023 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended September 30, 2023 and 2022, are unaudited.  The condensed consolidated balance sheet as of June 30, 2023 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2024.

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

Recent Accounting Pronouncements

Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. We adopted this guidance as of our first quarter of fiscal year 2024 with no material impact on our condensed consolidated financial statements.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including subscription and professional services. Subscription includes SaaS revenue and legacy revenue. SaaS revenue includes cloud delivery arrangements, term licenses, embedded original equipment manufacturer (OEM) royalties, and associated support. Legacy revenue is associated with license, maintenance, and support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation, training, and managed services.

Significant Judgment Applied in the Determination of Revenue Recognition

We enter into contractual arrangements with customers that may include promises to transfer multiple services, such as subscription, support, and professional services. With respect to our business, a performance obligation is a promise to transfer a service to a customer that is distinct. Significant judgment is required to determine whether services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting. Additionally, significant judgment is required to determine the timing of revenue recognition.

We allocate the transaction price to each performance obligation based on relative standalone selling price basis (SSP). The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

We determine the SSP by considering our pricing objectives in relation to market demand. Consideration is placed based on our history of discounting prices, size and volume of transactions involved, customer demographics and geographic locations, price lists, contract prices, and our market strategy.

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to provide to the Company a combination of fixed fee, per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as subscription revenue. Under Topic 606 revenue guidance, since these arrangements are for usage-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company estimates revenue recognized only as the performance obligation of the OEM royalties has been satisfied or partially satisfied. Differences between actual results and estimated amounts are adjusted in the following period as such sales are reported by the customer with a quarter in arrears.

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

Contracts with Multiple Performance Obligations

The Company enters into contracts that can include various combinations of subscriptions, professional services, and maintenance and support, which are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the respective SSP for each performance obligation.

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

During the three months ended September 30, 2023 and 2022, we capitalized $89,000 and $191,000 of costs to obtain revenue contracts, respectively, and amortized $500,000 and $375,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $3.2 million and $3.6 million as of September 30, 2023 and June 30, 2023, respectively, on our condensed consolidated balance sheets.

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

Segment Information

We operate in one segment - the development, license, implementation, and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our chief operating decision-maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers under ASC 280, Segment Reporting, are our executive management team. Our chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue is derived from North America and combined Europe, Middle East, and Africa (EMEA) and is disclosed in Note 2. However, we incur operating expenses in the North America, EMEA, and Asia Pacific regions.

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Income (loss) from operations
North America	$1,655	$(551)
Europe, Middle East, & Africa	1,373	1,522
Asia Pacific	(1,612)	(1,641)
Income (loss) from operations	$1,416	$(670)

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2023	2023
Long-lived assets:
North America	$317	$358
Europe, Middle East, & Africa	122	131
Asia Pacific	112	144
Long-lived assets	$551	$633

For the purposes of entity-wide geographic area disclosures, long-lived assets consist of computers and equipment, furniture and fixtures, and leasehold improvements, net of accumulated depreciation and amortization. These items are included in property and equipment, net, on the accompanying Company’s condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. Two customers, who are also our partners, accounted for 17% and 11%, respectively, of total revenue during the three months ended September 30, 2023. One customer, who is also our partner, accounted for 24% of total revenue during the three months ended September 30, 2022. Two and three different customers accounted for more than 10% of our gross accounts receivable, less provision for credit losses balance as of September 30, 2023 and 2022, respectively.

Accounts Receivable and Provision for Credit Losses

We extend unsecured credit to our customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain provision for credit losses to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. We write off a receivable after collection efforts have been exhausted and the amount is deemed uncollectible. Recovered written off receivables are recorded as they occur.

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.1 million and $1.7 million as of September 30, 2023, and June 30, 2023, respectively, and are included in the accounts receivable, provision for credit losses, balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Stock-Based Compensation Expense:
Cost of revenue	$297	$430
Research and development	397	571
Sales and marketing	159	531
General and administrative	355	533
Total stock-based compensation expense	$1,208	$2,065

Total stock-based compensation includes expense related to non-employee awards of $26,000 and $44,000 during the three months ended September 30, 2023 and 2022, respectively.

Total stock-based compensation includes expense related to the ESPP of $79,000 and $127,000 for the three months ended September 30, 2023 and 2022, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted and ESPP stock purchase rights. All shares of our common stock issued pursuant to our stock option and ESPP plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended September 30, 2023 and 2022, we granted options to purchase 29,100 and 100,867 shares of common stock with a weighted-average fair value of $3.39 and $5.04 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended
	September 30,
	2023	2022
Expected volatility	54%	65%
Average risk-free interest rate	4.31%	3.23%
Expected life (in years)	4.54	4.62
Dividend yield	—	—

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

On June 1, 2023 and 2022, employees were granted the right to purchase an aggregate of 77,057 and 97,982 shares under the ESPP, respectively. During each of the three months ended September 30, 2023 and 2022, no ESPP grants or purchase occurred.

As of September 30, 2023, there were 938,403 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2023 there was approximately $3.5 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.1 years. There were 1,000 and 7,225 options exercised during the three months ended September 30, 2023 and 2022, respectively.

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

Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and obligations for leases with an initial term of twelve months or less, and has applied a capitalization threshold to recognize a lease on the condensed consolidated balance sheet. The expense associated with short-term leases and leases that do not meet the Company’s capitalization threshold are recorded to lease expense in the period it is incurred.

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three months ended September 30, 2023.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Revenue:
SaaS revenue	$22,256	$22,628
Legacy revenue	67	295
Total subscription revenue	22,323	22,923
Professional services revenue	1,853	1,840
Total revenue	$24,176	$24,763

The following table presents our revenue recognized over-time and at a point-in-time during the three months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,
	2023	2022
Revenue:
Over-time	$21,425	$21,315
Point-in-time	2,751	3,448
Total revenue	$24,176	$24,763

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

	Three Months Ended
	September 30,
	2023	2022
Revenue:
North America	$18,989	$19,120
Europe, Middle East, & Africa	5,187	5,643
Total revenue	$24,176	$24,763

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

The following table presents our contract liabilities (in thousands):

	Balance as of September 30, 2023 ($)	Balance as of June 30, 2023 ($)
Contract liabilities:
Deferred revenue	41,959	47,762
Deferred revenue, net of current portion	2,413	2,101
Total deferred revenue	44,372	49,863

$12.9 million of deferred revenue as of June 30, 2023 was recognized to revenue during the three months ended September 30, 2023.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2023, our remaining performance obligations were $82.4 million of which we expect to recognize $59.7 million and $22.7 million as revenue within one year and beyond one year, respectively.

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money to calculate diluted net income per share.

The following table represents the calculation of basic and diluted net income (loss) per share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2023	2022
Net income (loss)	$2,596	$(16)
Per share information:
Earnings (loss) per share:
Basic	$0.08	$(0.00)
Diluted	$0.08	$(0.00)
Weighted-average shares used in computation:
Basic	31,479	31,933
Effect of dilutive options	657	—
Diluted	32,136	31,933

Weighted-average shares of stock options to purchase 3,564,660 and 3,707,271 shares of common stock for the three months ended September 30, 2023 and 2022, respectively, were not included in the computation of diluted net income (loss) per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of September 30, 2023, utilization of net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of September 30, 2023, the Company did not identify any ownership change that would significantly limit the NOL carryovers.

Under the Tax Cuts and Jobs Act, enacted on December 22, 2017 (TCJA), federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but generally may not be carried back, and the deductibility of such NOLs is limited to 80% of taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), P.L. 116-136,was passed into law, amending portions of certain relevant US tax laws. The CARES Act included a number of federal income tax law changes, including, but not limited to: (i) permitting NOL carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating alternative minimum tax credit refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation related to qualified improvement property. The CARES Act had no impact on our consolidated financial statements. Beginning in 2022, the TCJA eliminates the option to immediately deduct research and development expenditures and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over 15 years. While the mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities for 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period to an immaterial amount in year six.

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

Total operating lease costs were $326,000 and $321,000 for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023 and 2022, operating cash outflows for operating leases were $315,000 and $298,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	September 30, 2023	June 30, 2023
Assets:
Operating lease right-of-use assets	$2,497	$2,797
Liabilities:
Operating lease liabilities	689	832
Operating lease liabilities, net of current portion	1,617	1,762

The following table presents information about the weighted average lease term and discount rate as follows:

	September 30, 2023	June 30, 2023
Weighted average remaining lease term (in years)	3.32	3.40
Weighted average discount rate	4.99%	4.97%

As of September 30, 2023, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2024	$618
Fiscal 2025	668
Fiscal 2026	688
Fiscal 2027	527
Total minimum lease payments	2,501
Less: Imputed interest	(195)
Total operating lease liabilities	2,306
Less: Current operating lease liabilities	(689)
Total operating lease liabilities, net of current portion	$1,617

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2023 and June 30, 2023, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $73.6 million and $73.2 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s Board of Directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of September 30, 2023, approximately $13.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately on November 14, 2022, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended September 30, 2023, 83,056 shares have been repurchased for an average acquisition cost per share of $6.23, totaling $517,000. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2023.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involves risks and uncertainties include statements as to:

●	the benefits of our SaaS only business model, including our belief that it affords recurring revenue visibility, more predictability and 50% faster time to value to SaaS clients;
●	our belief that SaaS revenue better reflects business momentum;
●	our expectation that legacy fees will continue to decline in future quarters;
●	our belief that the combination of SaaS and professional services revenue is a useful measure to value our business on a forward-looking basis;
●	our belief that is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	expected benefits of our solutions to our clients and partners;
●	our value proposition;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plans, strategies, targets, and outlook;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in technology, including AI technology and services;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;

●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to manage our business plans, strategies and outlooks and any business-related forecasts or projections;
●	our ability to improve our current solutions;
●	our ability to innovate and respond to rapid technological change and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals;
●	the impact of new legislation or regulations on our business;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;
●	our ability to compete;
●	the success of our strategic and distribution partnerships;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;
●	risks related to protection of our intellectual property;
●	foreign currency fluctuations and inflation;
●	the global economic environment;
●	risks related to public health pandemics; and
●	the risks set forth under “Risk Factors.”

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company:

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.

●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.

●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in the European regulatory environment regarding privacy and data protection regulations, such as the GDPR, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and to analyze progress, and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and, embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue, from maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Change
SaaS revenue	$22,256	$22,628	$(372)	(2)%
Legacy revenue	67	295	(228)	(77)%
Total subscription revenue	$22,323	$22,923	$(600)	(3)%

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Change
SaaS revenue	$22,256	$22,628	$(372)	(2)%
Professional services revenue	1,853	1,840	13	1%
Total SaaS and professional services revenue:	$24,109	$24,468	$(359)	(1)%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2023	2022
Income (loss) from operations	$1,416	$(670)
Add:
Stock-based compensation	1,208	2,065
Non-GAAP income from operations	$2,624	$1,395

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

We believe that the assumptions and estimates, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, associated with revenue recognition, stock-based compensation, allowance for doubtful accounts related to estimated credit losses, the valuation of goodwill, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. We evaluate these estimates on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of September 30, 2023, our remaining performance obligations were $82.4 million, of which we expect to recognize $59.7 million and $22.7 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2023	2022
Revenue:
Subscription	92%	93%
Professional services	8%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	21%	16%
Cost of professional services	7%	9%
Total cost of revenue	28%	25%
Gross profit	72%	75%
Operating expenses:
Research and development	27%	28%
Sales and marketing	25%	38%
General and administrative	13%	11%
Total operating expenses	65%	77%
Income (loss) from operations	6%	(2)%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Subscription	$22,323	$22,923	$(600)	(3)%
Professional services	1,853	1,840	13	1%
Total revenue	$24,176	$24,763	$(587)	(2)%

Total revenue decreased approximately $587,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023, due to a decrease in SaaS and legacy revenue of $372,000 and $228,000, offset by an increase of $13,000 in professional services, respectively, during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $426,000 and a decrease of $909,000 in total revenue during the three months ended September 30, 2023 and 2022, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
SaaS revenue	$22,256	$22,628	$(372)	(2)%
Percentage of total revenue	92%	91%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS decreased by $372,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS and continue to sell SaaS to new customers.

SaaS revenue represents 92% of total revenue for the three months ended September 30, 2023, compared to 91% during the same period in fiscal year 2023. This represented a decrease in SaaS revenue of 2% for the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Excluding an increase of $400,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $772,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Legacy Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Legacy revenue	$67	$295	$(228)	(77)%
Percentage of total revenue	0%	2%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $228,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect these legacy fees to continue to decline in future quarters.

Excluding an increase of $3,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $231,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Professional services revenue	$1,853	$1,840	$13	1%
Percentage of total revenue	8%	7%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services increased by $13,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Excluding an increase of $23,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $10,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
North America	$18,989	$19,120	$(131)	(1)%
Europe, Middle East, & Africa	5,187	5,643	(456)	(8)%
Total revenue	$24,176	$24,763	$(587)	(2)%

Revenue from North America sales decreased by 1% from $19.1 million during the three months ended September 30, 2022 to $19.0 million during the three months ended September 30, 2023 due to a decrease of $262,000 in legacy revenue; partially offset by increases of (i) $101,000 in SaaS revenue and (ii) $30,000 in professional services revenue.

Revenue from EMEA sales decreased by 8% from $5.6 million for the three months ended September 30, 2022 to $5.2 million during the three months ended September 30, 2023, due to decreases of (i) $473,000 in SaaS revenue and (ii) $17,000 in professional services revenue; partially offset by an increase of $34,000 in legacy revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Subscription	$5,047	$3,978	$1,069	27%
Professional services	1,791	2,304	(513)	(22)%
Total cost of revenue	$6,838	$6,282	$556	9%
Percentage of total revenue	28%	25%
Gross margin	72%	75%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $1.1 million during the three months ended September 30, 2023, from the same period in fiscal year 2023. This increase was primarily due to increases of (i) $749,000 in cloud-computing costs and (ii) $350,000 in personnel-related costs; partially offset by a decrease of $48,000 in outside consulting costs.

Excluding an increase of $18,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $1.0 million during the three months ended September 30, 2023, from the same period in fiscal year 2023.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $513,000 during the three months ended September 30, 2023, from the same period in fiscal year 2023. This decrease was primarily due to a decrease of $552,000 in personnel-related costs; partially offset by an increase of $4,000 in outside consulting costs.

Excluding an increase of $36,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $548,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Research and development	$6,632	$6,874	$(242)	(4)%
Percentage of total revenue	27%	28%

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

Research and development expense decreased by $242,000 during the three months ended September 30, 2023, from the same period in fiscal year 2023. This decrease was primarily due to decreases of (i) $153,000 in personnel-related costs and (ii) $113,000 in outside consulting costs.

Excluding an increase of $24,000 due to foreign exchange rate fluctuation, research and development expense decreased by $266,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Sales and marketing	$6,104	$9,459	$(3,355)	(35)%
Percentage of total revenue	25%	38%

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

Sales and marketing expenses decreased by $3.4 million during three months ended September 30, 2023, from the same period in fiscal year 2023. The decrease was primarily due to decreases of (i) $3.3 million in personnel-related expenses, (ii) $212,000 in marketing program expenses, and (iii) $20,000 in outside consulting expenses.

Excluding an increase of $148,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased by $3.5 million during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
General and administrative	$3,186	$2,818	$368	13%
Percentage of total revenue	13%	11%

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

General and administrative expenses increased by $368,000 during the three months ended September 30, 2023, from the same period in fiscal year 2023. The increase was primarily due to increases of (i) $755,000 in legal expenses and (ii) $51,000 in accounting, audit, and administrative expenses; partially offset by decreases of (i) $248,000 in personnel-related expenses, (ii) $207,000 in bad debt expenses, (iii) $17,000 in outside-consulting expenses, and (iv) $2,000 in investor relations expenses.

Excluding an increase of $36,000 due to foreign exchange rate fluctuation, general and administrative expense increased

$332,000 during the three months ended September 30, 2023, compared to the same period in fiscal year 2023.

Income (Loss) from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2023	2022	Change
Income (loss) from operations	$1,416	$(670)	$2,086	(311)%
Operating margin	6%	(2)%

Income from operations was $1.4 million with an operating profit margin of 6% during the three months ended September 30, 2023. Income from operations during the three months ended September 30, 2023 included $1.2 million of stock-based compensation and $500,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was $949,000 and $286,000 during the three months ended September 30, 2023 and 2022, respectively, due to higher interest rates.

Other Income, Net

Other income, net was income of $610,000 and $810,000 during the three months ended September 30, 2023 and 2022, respectively. Other income, net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of September 30, 2023. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $379,000 and $442,000 for the three months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2023 and June 30, 2023, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $98.3 million and $104.8 million, respectively. Our cash, cash equivalents and restricted cash were $79.8 million and $73.2 million as of September 30, 2023 and June 30, 2023, respectively.

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

Cash Flows

For the three months ended September 30, 2023 and 2022, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$8,131	$760
Net cash used in investing activities	(32)	(120)
Net cash (used in) provided by financing activities	(480)	30

Cash provided by operating activities mainly consists of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $7.4 million during the three months ended September 30, 2023, from the same period in fiscal year 2023, driven primarily by the timing of collections for accounts receivable, payments of accounts payable, and recognition of deferred revenue.

Net cash used in investing activities decreased by $88,000 during the three months ended September 30, 2023, from the same period in fiscal year 2023, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities increased by $510,000 during the three months ended September 30, 2023, from the same period in fiscal year 2023. Our current proceeds consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock of approximately $517,000.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of September 30, 2023, the future non-cancelable minimum payments under these commitments were approximately $2.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2023 totaled approximately $14.5 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.4 million between September 30, 2023 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between September 30, 2023 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Any of these developments may adversely affect our revenue, operating results and financial condition. Furthermore, we maintain an allowance for doubtful accounts for estimated credit losses resulting from the inability of our customers to make required payments. In such cases, we may be required to defer revenue recognition on sales to affected customers. In the future, we may have to record additional reserves or write-offs, or defer revenue on sales transactions, which could negatively impact our financial results.

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

The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.

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

We believe that competition will continue to be fierce as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services. If we are unable to compete successfully, our business will be adversely affected.

We are also investing in AI across the entire company and infusing generative AI capabilities into our product and service offerings. We expect AI technology and services to be a highly competitive and rapidly evolving market. We will bear significant development and operational costs to build and support the generative AI capabilities, products, and services necessary to meet the needs of our customers. To compete effectively, we must also be responsive to technological change, potential regulatory developments, and public scrutiny. Such competitive pressure may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales activities. This may lead to lower revenue, gross margins, and operating income. In addition, customers are currently assessing their AI utilization strategy, so it is difficult to estimate with any reasonable degree of precision the impact of generative AI product offerings on our future revenue or expected demand for our products.

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

We derived 21% and 23% of our revenue from our EMEA sales during three months ended September 30, 2023 and 2022, respectively. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2023 approximately 46% of our workforce was employed in India. Of our employees in India, 51% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. On November 3, 2020, California passed the California Privacy Rights Act (CPRA), which became effective on January 1, 2023 and amends and expands the CCPA, including the introduction of sensitive personal information as a new regulated dataset in California that is subject to new disclosure and purpose limitation requirements. Additionally, the Virginia Consumer Data Protection Act (VCDPA) became effective on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act both become effective on July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023.  Furthermore, New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), which became effective March 2020 and requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. Aspects of the CCPA, CPRA and other laws remain unclear and we may be required to modify our practices further in an effort to comply with them. These statutes may increase our compliance costs and potential liability. Furthermore, on August 11, 2023, India’s Digital Personal Data Protection Bill (DPDP) received presidential assent after passing both houses of India’s legislature but there has been no official slated implementation date. DPDP applies to personal data processed within India and personal data outside the territory of India if such processing is in connection with any activity related to offering of goods or services to data subjects. We will continue to monitor developments related to new privacy laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws.

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

The AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks

Concerns relating to the responsible use of generative AI in our products and services may result in reputational and financial harm and liability and may cause us to incur costs to resolve such issues. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The incorporation of AI-powered features into our products and services may subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications. Intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. It is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the operation of our products and services and the way in which we use AI. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition, and results of operations.

If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems offered through our sales channels, we may experience brand or reputational harm, competitive harm or legal liability. Compliance with government regulation in the area of AI ethics may also increase the cost of related research and development, and changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to address concerns relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational harm. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin if we decide to expand generative AI into our product offerings.

We face risks related to pandemic and public health emergencies which could have a material adverse effect on our business, financial condition and results of operations.

Pandemics, such as the COVID-19 pandemic, and other public health emergencies, and preventative measures taken to contain or mitigate such crises have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could again lead to adverse impacts to our business, results of operations, financial conditions, and cash flows. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by the pandemic and preventative measures.

●	Risks presented by pandemics and other public health emergencies include, but are not limited to: the rate of information technology spending and the ability of our customers to purchase our offerings could be adversely impacted. Further, the impact of a pandemic or public health emergency could delay prospective customers’ purchasing decisions and cause them to become less inclined to trade-up from existing solutions, impact customers’ pricing expectations for our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or adversely impact renewal rates;
●	increased cyber incidents during a pandemic or public health emergency and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks; and/or
●	our results of operations are subject to fluctuations in foreign currency exchange rates, which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of a pandemic or public health emergency. Further, our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that a pandemic or public health emergency will have on our businesses, our customers’ and partners’ businesses and the global markets and economy or we make changes to our licensing programs or payment terms in connection with a pandemic or public health emergency.

We cannot reasonably predict the ultimate impact of any pandemic or public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic or public health emergency, the impact of governmental regulations that have been, and may continue to be, imposed in response, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease, and global economic conditions. Additionally, disruptions have in the past made it more challenging to compare our performance, including our revenue growth and overall profitability, across quarters and fiscal years, and could have this effect in the future. To the extent a pandemic or public health emergency adversely affects our business, results of operations, financial conditions, and cash flows, it may also heighten many of the other risks described in this “Risk Factors” section.

General Risk Factors

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of September 30, 2023, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of September 30, 2023, approximately $13.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately as of November 14, 2022, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. Common shares repurchased by the Company are held as treasury shares.

The following table summarizes the stock repurchase activity for the three months ended of September 30, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1, 2023 to July 31, 2023	-	$-	-	$14,237
August 1, 2023 to August 31, 2023	-	$-	-	$14,237
September 1, 2023 to September 30, 2023	83,056	$6.23	83,056	$13,720
Total	83,056		83,056

Item 5.  Other Information

(c) Trading Plans

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 7, 2023	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)