Form 10-Q
period 2023-12-31
EGAIN Corp
filed 2024-02-08
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,202,603 as of February 5, 2024.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$86,833	$73,201
Restricted cash	7	7
Accounts receivable, less provision for credit losses of $109 and $237 as of December 31, 2023 and June 30, 2023, respectively	14,271	31,569
Costs capitalized to obtain revenue contracts, net	1,282	1,317
Prepaid expenses	2,157	2,466
Other current assets	1,175	1,268
Total current assets	105,725	109,828
Property and equipment, net	561	633
Operating lease right-of-use assets	2,200	2,797
Costs capitalized to obtain revenue contracts, net of current portion	2,003	2,318
Goodwill	13,186	13,186
Other assets, net	1,768	1,355
Total assets	$125,443	$130,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,777	$2,044
Accrued compensation	5,842	7,697
Accrued liabilities	4,207	5,387
Operating lease liabilities	587	832
Deferred revenue	40,880	47,762
Total current liabilities	53,293	63,722
Deferred revenue, net of current portion	2,991	2,101
Operating lease liabilities, net of current portion	1,470	1,762
Other long-term liabilities	896	836
Total liabilities	58,650	68,421
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; issued: 32,462 and 32,268; outstanding: 31,202 and 31,482 shares as of December 31, 2023 and June 30, 2023, respectively	32	32
Additional paid-in capital	404,320	401,087
Treasury stock, at cost: 1,260 and 786 shares of common stock as of December 31, 2023 and June 30, 2023, respectively	(8,778)	(5,763)
Notes receivable from stockholders	(20)	(97)
Accumulated other comprehensive loss	(2,101)	(2,122)
Accumulated deficit	(326,660)	(331,441)
Total stockholders' equity	66,793	61,696
Total liabilities and stockholders' equity	$125,443	$130,117

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
Subscription	$21,996	$23,614	$44,319	$46,537
Professional services	1,819	1,986	3,672	3,826
Total revenue	23,815	25,600	47,991	50,363
Cost of revenue:
Cost of subscription	5,109	4,424	10,156	8,402
Cost of professional services	1,881	2,328	3,672	4,632
Total cost of revenue	6,990	6,752	13,828	13,034
Gross profit	16,825	18,848	34,163	37,329
Operating expenses:
Research and development	6,660	7,188	13,292	14,062
Sales and marketing	5,349	8,895	11,453	18,354
General and administrative	2,391	2,552	5,577	5,370
Total operating expenses	14,400	18,635	30,322	37,786
Income (loss) from operations	2,425	213	3,841	(457)
Interest income	982	529	1,931	815
Other (expense) income, net	(697)	(545)	(87)	265
Income before income tax provision	2,710	197	5,685	623
Income tax provision	(525)	(301)	(904)	(743)
Net income (loss)	$2,185	$(104)	$4,781	$(120)
Per share information:
Earnings (loss) per share:
Basic	$0.07	$(0.00)	$0.15	$(0.00)
Diluted	$0.07	$(0.00)	$0.15	$(0.00)
Weighted-average shares used in computation:
Basic	31,179	32,018	31,329	31,975
Diluted	31,843	32,018	31,991	31,975

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income (loss)	$2,185	$(104)	$4,781	$(120)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	776	945	21	(206)
Total comprehensive income (loss)	$2,961	$841	$4,802	$(326)

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2023	31,400	$32	$402,299	869	$(6,280)	$(64)	$(2,877)	$(328,845)	$64,265
Repayment of stockholder notes	—	—	—	—	—	44	—	—	44
Issuance of common stock upon exercise of stock options	123	—	409	—	—	—	—	—	409
Issuance of common stock in connection with employee stock purchase plan	70	—	417	—	—	—	—	—	417
Repurchase of common stock	(391)	—	—	391	(2,498)	—	—	—	(2,498)
Stock-based compensation	—	—	1,195	—	—	—	—	—	1,195
Foreign currency translation adjustments	—	—	—	—	—	—	776	—	776
Net income	—	—	—	—	—	—	—	2,185	2,185
Balances as of December 31, 2023	31,202	$32	$404,320	1,260	$(8,778)	$(20)	$(2,101)	$(326,660)	$66,793

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2022	31,937	$32	$395,252	$(95)	$(3,838)	$(333,566)	$57,785
Interest on stockholder notes	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	122	—	435	—	—	—	435
Issuance of common stock in connection with employee stock purchase plan	72	—	540	—	—	—	540
Stock-based compensation	—	—	1,771	—	—	—	1,771
Foreign currency translation adjustments	—	—	—	—	945	—	945
Net loss	—	—	—	—	—	(104)	(104)
Balances as of December 31, 2022	32,131	$32	$397,998	$(96)	$(2,893)	$(333,670)	$61,371

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Repayment of stockholder notes	—	—	—	—	—	77	—	—	77
Issuance of common stock upon exercise of stock options	124	—	413	—	—	—	—	—	413
Issuance of common stock in connection with employee stock purchase plan	70	—	417	—	—	—	—	—	417
Repurchase of common stock	(474)	—	—	474	(3,015)	—	—	—	(3,015)
Stock-based compensation	—	—	2,403	—	—	—	—	—	2,403
Foreign currency translation adjustments	—	—	—	—	—	—	21	—	21
Net income	—	—	—	—	—	—	—	4,781	4,781
Balances as of December 31, 2023	31,202	$32	$404,320	1,260	$(8,778)	$(20)	$(2,101)	$(326,660)	$66,793

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,781	$(120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	845	770
Amortization of right-of-use assets	596	552
Depreciation and amortization	204	251
(Recovery of) provision for credit losses	(2)	101
Deferred income taxes	(251)	(202)
Stock-based compensation	2,403	3,836
Loss on disposal of property and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	17,333	10,353
Costs capitalized to obtain revenue contracts	(486)	(409)
Prepaid expenses	308	470
Other current assets	88	270
Other non-current assets	(166)	30
Accounts payable	(267)	(509)
Accrued compensation	(1,856)	(2,241)
Accrued liabilities	(1,185)	175
Deferred revenue	(6,048)	(4,638)
Operating lease liabilities	(536)	(516)
Other long-term liabilities	65	4
Net cash provided by operating activities	15,826	8,175
Cash flows from investing activities:
Purchases of property and equipment	(135)	(293)
Net cash used in investing activities	(135)	(293)
Cash flows from financing activities:
Proceeds from exercise of stock options	413	465
Proceeds from employee stock purchase plan	417	540
Repurchases of common stock	(3,015)	—
Repayment of stockholder notes	77	—
Net cash (used in) provided by financing activities	(2,108)	1,005
Effect of change in exchange rates on cash and cash equivalents	49	(193)
Net increase in cash, cash equivalents and restricted cash	13,632	8,694
Cash, cash equivalents and restricted cash at beginning of period	73,208	72,180
Cash, cash equivalents and restricted cash at end of period	$86,840	$80,874

Supplemental cash flow disclosures:
Cash paid for taxes	$972	$1,230

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2023 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended December 31, 2023 and 2022 are unaudited.  The condensed consolidated balance sheet as of June 30, 2023 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

During the three and six months ended December 31, 2023, we capitalized $397,000 and $486,000 of costs to obtain revenue contracts, respectively, and amortized $345,000 and $845,000 to sales and marketing expense, respectively.

During the three and six months ended December 31, 2022, we capitalized $218,000 and $409,000 of costs to obtain revenue contracts, respectively, and amortized $395,000 and $770,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $3.3 million and $3.6 million as of December 31, 2023 and June 30, 2023, respectively, on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term and ratable licenses, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, and new business linearity within the financial reporting period.

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

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Income (loss) from operations:
North America	$2,299	$(69)	$3,954	$(620)
Europe, Middle East, & Africa	1,818	2,014	3,191	3,536
Asia Pacific	(1,692)	(1,732)	(3,304)	(3,373)
Income (loss) from operations	$2,425	$213	$3,841	$(457)

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2023	2023
Long-lived assets:
North America	$282	$358
Europe, Middle East, & Africa	115	131
Asia Pacific	164	144
Long-lived assets	$561	$633

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer, who is also a partner, accounted for 19% and 18% of total revenue during the three and six months ended December 31, 2023, respectively. The same partner and a different partner, accounted for 19% and 10%, respectively, of total revenue during the three months ended December 31, 2022 and 21% and 8%, respectively, for the six months ended December 31, 2022. Three customers accounted for more than 10% of our gross accounts receivable balance as of December 31, 2023.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.2 million and $1.7 million as of December 31, 2023 and June 30, 2023, respectively, and are included in the accounts receivable, less provision for credit losses, balance on the accompanying condensed consolidated balance sheets.

As of fiscal year 2024, we adopted ASU 2016-13 - Measurement of Credit Losses on Financial Instruments with no material impact on our condensed consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options, restricted stock units (RSUs), and discounted employee common stock granted under our Amended and Restated 2005 Management Stock Option Plan, our Amended and Restated 2005 Stock Incentive Plan, and our 2017 Employee Stock Purchase Plan (ESPP).

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Stock-based compensation expense:
Cost of revenue	$284	$412	$581	$842
Research and development	367	553	764	1,124
Sales and marketing	197	292	356	823
General and administrative	347	514	702	1,047
Total stock-based compensation expense	$1,195	$1,771	$2,403	$3,836

Total stock-based compensation includes expense related to non-employee awards of $25,000 and $51,000 during the three and six months ended December 31, 2023, respectively.

Total stock-based compensation includes expense related to non-employee awards of $38,000 and $82,000 during the three and six months ended December 31, 2022, respectively.

Total stock-based compensation includes expense related to the ESPP of $87,000 and $166,000 for the three and six months ended December 31, 2023, respectively. Total stock-based compensation includes expense related to the ESPP of $63,000 and $190,000 for the three and six months ended December 31, 2022, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted and ESPP stock purchase rights. All shares of our common stock issued pursuant to our stock option, RSUs, and ESPP plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended December 31, 2023 and 2022, we granted options to purchase 21,300 and 53,200 shares of common stock with a weighted-average fair value of $3.16 and $4.32 per share, respectively.

During the six months ended December 31, 2023 and 2022, we granted options to purchase 50,400 and 154,067 shares of common stock with a weighted-average fair value of $3.29 and $4.79 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Expected volatility	53%	64%	54%	65%
Average risk-free interest rate	4.42%	4.00%	4.36%	3.50%
Expected life (in years)	4.56	4.58	4.55	4.61
Dividend yield	—	—	—	—

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

On December 1, 2023, employees were granted the right to purchase an aggregate of 87,332 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2023 was $34,000, respectively.

On December 1, 2022, employees were granted the right to purchase an aggregate of 88,414 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2022 was $41,000, respectively.

As of December 31, 2023, there were 868,129 shares of common stock available for issuance under the ESPP.

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

As of December 31, 2023, there was approximately $2.7 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.0 years. There were 122,500 and 121,936 options exercised during the three months ended December 31, 2023 and 2022, respectively. There were 123,500 and 129,161 options exercised during the six months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was approximately $1.1 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.87 years. There were 200,821 RSUs granted during the three and six months ended December 31, 2023 with a weighted average grant date fair value of $6.50 per share. No RSUs were granted during the three and six months ended December 31, 2022.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and six months ended December 31, 2023.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
SaaS revenue	$21,947	$23,429	$44,203	$46,057
Legacy revenue	49	185	116	480
Total subscription revenue	21,996	23,614	44,319	46,537
Professional services revenue	1,819	1,986	3,672	3,826
Total revenue	$23,815	$25,600	$47,991	$50,363

The following table presents our revenue recognized over-time and at a point-in-time during the three and six months ended December 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
Over-time	$21,016	$22,808	$42,441	$44,124
Point-in-time	2,799	2,792	5,550	6,239
Total revenue	$23,815	$25,600	$47,991	$50,363

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
North America	$18,836	$19,802	$37,825	$38,922
Europe, Middle East, & Africa	4,979	5,798	10,166	11,441
Total revenue	$23,815	$25,600	$47,991	$50,363

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Unbilled receivables are included in accounts receivable, less provision for credit losses on our condensed consolidated balance sheets. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

The following table presents our contract liabilities (in thousands):

	December 31, 2023	June 30, 2023
Contract liabilities:
Deferred revenue	$40,880	$47,762
Deferred revenue, net of current portion	2,991	2,101
Total deferred revenue	$43,871	$49,863

$10.5 million and $23.4 million of deferred revenue as of June 30, 2023 was recognized to revenue during the three and six months ended December 31, 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of December 31, 2023, our remaining performance obligations were $77.9 million of which we expect to recognize $55.8 million and $22.1 million as revenue within one year and beyond one year, respectively.

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income (loss)	$2,185	$(104)	$4,781	$(120)
Per share information:
Earnings (loss) per share:
Basic	$0.07	$(0.00)	$0.15	$(0.00)
Diluted	$0.07	$(0.00)	$0.15	$(0.00)
Weighted-average shares used in computation:
Basic	31,179	32,018	31,329	31,975
Effect of dilutive options and RSUs	664	—	662	—
Diluted	31,843	32,018	31,991	31,975

Weighted-average shares of stock options to purchase 3,487,402 and 3,628,963 shares of common stock for the three months ended December 31, 2023 and 2022, respectively, and weighted-average shares of stock options to purchase 3,527,031 and 3,658,692 shares of common stock for the six months ended December 31, 2023 and 2022, respectively, were not included in the computation of diluted earnings (loss) per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of December 31, 2023, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of December 31, 2023, the Company did not identify any ownership change that would significantly limit the NOL carryovers.

Under the Tax Cuts and Jobs Act, enacted on December 22, 2017 (TCJA), federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but generally may not be carried back, and the deductibility of such NOLs is limited to 80% of taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), P.L. 116-136, was passed into law, amending portions of certain relevant US tax laws. The CARES Act included a number of federal income tax law changes, including, but not limited to: (i) permitting NOL carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating alternative minimum tax credit refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation related to qualified improvement property. The CARES Act had no impact on our consolidated financial statements. Beginning in 2022, the TCJA eliminates the option to immediately deduct research and development expenditures and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over 15 years. While the mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities for 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period to an immaterial amount in year six.

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

Total operating lease costs were $325,000 and $315,000 for the three months ended December 31, 2023 and 2022, respectively. Total operating lease costs were $650,000 and $636,000 for the six months ended December 31, 2023 and 2022, respectively.

For the three and six months ended December 31, 2023, operating cash outflows for operating leases were $276,000 and $590,000, respectively. For the three and six months ended December 31, 2022, operating cash outflows for operating leases were $295,000 and $593,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	December 31,	June 30,
	2023	2023
Assets:
Operating lease right-of-use assets	$2,200	$2,797
Liabilities:
Operating lease liabilities	587	832
Operating lease liabilities, net of current portion	1,470	1,762

The following table presents information about the weighted average lease term and discount rate as follows:

	December 31, 2023	June 30, 2023
Weighted average remaining lease term (in years)	3.23	3.40
Weighted average discount rate	5.00%	4.97%

As of December 31, 2023, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2024	$342
Fiscal 2025	668
Fiscal 2026	688
Fiscal 2027	527
Total minimum lease payments	2,225
Less: Imputed interest	(168)
Total operating lease liabilities	2,057
Less: Current operating lease liabilities	(587)
Total operating lease liabilities, net of current portion	$1,470

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2023 and June 30, 2023, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $79.9 million and $67.3 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s Board of Directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of December 31, 2023, approximately $11.2 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program is effective immediately as of November 14, 2022, and was amended to extend the term by an additional year until November 14, 2024, unless further extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended December 31, 2023, 390,842 shares have been repurchased for an average acquisition cost per share of $6.39, totaling $2.5 million. During the six months ended December 31, 2023, 473,898 shares have been repurchased for an average acquisition cost per share of $6.36, totaling $3.0 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2023	2022	Change		2023	2022	Change
SaaS revenue	$21,947	$23,429	$(1,482)	(6)%	$44,203	$46,057	$(1,854)	(4)%
Legacy revenue	49	185	(136)	(74)%	116	480	(364)	(76)%
Total subscription revenue	$21,996	$23,614	$(1,618)	(7)%	$44,319	$46,537	$(2,218)	(5)%

SaaS and Professional Services Revenue

As we continue to shift to a SaaS only business model, substantially all of professional services revenue is now generated from our SaaS customer base. We believe the combination of SaaS and professional services revenue is a useful measure to value our business on a forward-looking basis.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2023	2022	Change		2023	2022	Change
SaaS revenue	$21,947	$23,429	$(1,482)	(6)%	$44,203	$46,057	$(1,854)	(4)%
Professional services revenue	1,819	1,986	(167)	(8)%	3,672	3,826	(154)	(4)%
Total SaaS and professional services revenue:	$23,766	$25,415	$(1,649)	(6)%	$47,875	$49,883	$(2,008)	(4)%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Income (loss) from operations	$2,425	$213	$3,841	$(457)
Add:
Stock-based compensation	1,195	1,771	2,403	3,836
Non-GAAP income from operations	$3,620	$1,984	$6,244	$3,379

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected, which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates.

As of December 31, 2023, our remaining performance obligations were $77.9 million, of which we expect to recognize $55.8 million and $22.1 million as revenue within one year and beyond one year, respectively.

We expect our remaining performance obligations to change quarterly for several reasons including the timing of new contracts and renewals, duration and size of our subscription and support arrangements, variable billing cycles and foreign exchange rate fluctuation. We typically issue renewal invoices in advance of the renewal service period. Depending on timing, the initial invoice and subsequent renewal invoices may occur in different quarters. This may result in an increase or decrease in our accounts receivable and deferred revenue.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
Subscription	92%	92%	92%	92%
Professional services	8%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	21%	17%	21%	17%
Cost of professional services	8%	9%	8%	9%
Total cost of revenue	29%	26%	29%	26%
Gross profit	71%	74%	71%	74%
Operating expenses:
Research and development	28%	28%	28%	28%
Sales and marketing	22%	35%	24%	36%
General and administrative	10%	10%	12%	11%
Total operating expenses	60%	73%	64%	75%
Income (loss) from operations	10%	1%	8%	(1)%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being the key metric.

The following table presents our subscription and professional services revenue during the three and six months ended December 31, 2023 and 2022, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Subscription	$21,996	$23,614	$(1,618)	(7)%	$44,319	$46,537	$(2,218)	(5)%
Professional services	1,819	1,986	(167)	(8)%	3,672	3,826	(154)	(4)%
Total revenue	$23,815	$25,600	$(1,785)	(7)%	$47,991	$50,363	$(2,372)	(5)%

Total revenue for the three months ended December 31, 2023 decreased by $1.8 million, while SaaS revenue decreased $1.5 million, compared to the same period in fiscal year 2023. Total revenue for the six months ended December 31, 2023 decreased by $2.4 million, while SaaS revenue decreased by $1.9 million, compared to the same period in fiscal year 2023.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $340,000 and a decrease of $863,000 in total revenue during the three months ended December 31, 2023 and 2022, respectively. Foreign exchange rate fluctuation resulted in an increase of $769,000 and a decrease of $1.7 million for the six months ended December 31, 2023 and 2022, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
SaaS revenue	$21,947	$23,429	$(1,482)	(6)%	$44,203	$46,057	$(1,854)	(4)%
Percentage of total revenue	92%	91%			92%	91%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS decreased by $1.5 million and $1.9 million during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023. This represented a decrease in SaaS revenue of 6% and 4% for the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS as we continue to sell SaaS to new customers.

SaaS revenue represents 92% of total revenue for the three and six months ended December 31, 2023, compared to 91% during the same periods in fiscal year 2023.

Excluding an increase of $312,000 and $713,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $1.8 million and $2.6 million during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023.

Legacy Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Legacy revenue	$49	$185	$(136)	(74)%	$116	$480	$(364)	(76)%
Percentage of total revenue	0%	1%			0%	1%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced decreases of $136,000 and $364,000 during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect legacy fees to continue to decline in future quarters.

Excluding increases of $6,000 and $11,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $142,000 and $375,000 during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Professional services revenue	$1,819	$1,986	$(167)	(8)%	$3,672	$3,826	$(154)	(4)%
Percentage of total revenue	8%	8%			8%	8%

Professional services revenue includes consulting, implementation, managed services and training. Revenue from professional services decreased by $167,000 and $154,000 during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023.

Excluding an increase of $21,000 and $45,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $188,000 and $199,000 during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
North America	$18,836	$19,802	$(966)	(5)%	$37,825	$38,922	$(1,097)	(3)%
Europe, Middle East, & Africa	4,979	5,798	(819)	(14)%	10,166	11,441	(1,275)	(11)%
Total revenue	$23,815	$25,600	$(1,785)	(7)%	$47,991	$50,363	$(2,372)	(5)%

Revenue from North America sales decreased by 5% from $19.8 million during the three months ended December 31, 2022 to $18.8 million during the three months ended December 31, 2023, due to decreases of (i) $872,000 in SaaS revenue, (ii) $48,000 in legacy revenue, and (iii) $46,000 in professional services revenue.

Revenue from North America sales decreased by 3% from $38.9 million during the six months ended December 31, 2022 to $37.8 million during the six months ended December 31, 2023, due to decreases of (i) $771,000 in SaaS revenue, (ii) $310,000 in legacy revenue, and (iii) $16,000 in professional services revenue.

Revenue from EMEA sales decreased by 14% from $5.8 million for the three months ended December 31, 2022 to $5.0 million during the three months ended December 31, 2023, due to decreases of (i) $610,000 in SaaS revenue, (ii) $122,000 in professional services revenue, and (iii) $88,000 in legacy revenue.

Revenue from EMEA sales decreased by 11% from $11.4 million for the six months ended December 31, 2022 to $10.2 million during the six months ended December 31, 2023, due to decreases of (i) $1.1 million in SaaS revenue, (ii) $139,000 in professional services revenue, and (iii) $54,000 in legacy revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Subscription	$5,109	$4,424	$685	15%	$10,156	$8,402	$1,754	21%
Professional services	1,881	2,328	(447)	(19)%	3,672	4,632	(960)	(21)%
Total cost of revenue	$6,990	$6,752	$238	4%	$13,828	$13,034	$794	6%
Percentage of total revenue	29%	26%			29%	26%
Gross margin	71%	74%			71%	74%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue increased by $685,000 during the three months ended December 31, 2023, from the same period in fiscal year 2023. This increase was primarily due to increases of (i) $366,000 in cloud-computing costs, (ii) $222,000 in personnel-related costs, and (iii) $82,000 in outside consulting cost.

Cost of subscription revenue increased by $1.8 million during the six months ended December 31, 2023, from the same period in fiscal year 2023. This increase was primarily due to increases of (i) $1.1 million in cloud-computing costs, (ii) $572,000 in personnel related costs, and (iii) $34,000 in outside consulting costs.

Excluding an increase of $16,000 and $34,000 due to foreign exchange rate fluctuation, cost of subscription revenue increased by $669,000 and $1.7 million during the three and six months ended December 31, 2023, respectively, from the same periods in fiscal year 2023.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $447,000 during the three months ended December 31, 2023, from the same period in fiscal year 2023. This decrease was primarily due to a decrease of (i) $378,000 in personnel-related costs and (ii) $92,000 in outside consulting costs.

Cost of professional services decreased by $960,000 during the six months ended December 31, 2023, from the same period in fiscal year 2023. This decrease was primarily due to decreases of (i) $929,000 in personnel-related costs and (ii) $88,000 in outside consulting costs.

Excluding an increase of $21,000 and $56,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $468,000 and $1.0 million during the three and six months ended December 31, 2023, respectively, compared to the same periods in fiscal year 2023.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$6,660	$7,188	$(528)	(7)%	$13,292	$14,062	$(770)	(5)%
Percentage of total revenue	28%	28%			28%	28%

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

Research and development expense decreased by 7% to $6.7 million for the three months ended December 31, 2023, from $7.2 million in the same period in fiscal year 2023. Excluding an increase of $26,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to decreases of (i) $386,000 in personnel-related costs and (ii) $166,000 in outside consulting costs.

Research and development expense decreased by 5% to $13.3 million for the six months ended December 31, 2023, from $14.1 million in the same period in fiscal year 2023. Excluding an increase of $49,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to decreases of (i) $539,000 in personnel-related costs and (ii) $279,000 from outside consulting costs.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Sales and marketing	$5,349	$8,895	$(3,546)	(40)%	$11,453	$18,354	$(6,901)	(38)%
Percentage of total revenue	22%	35%			24%	36%

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

Sales and marketing expenses decreased by 40% to $5.3 million for the three months ended December 31, 2023, from $8.9 million in the same period in fiscal year 2023. Excluding an increase of $120,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $2.5 million in personnel-related costs, (ii) $950,000 in lead generation costs, and (iii) $200,000 in outside consulting costs.

Sales and marketing expenses decreased by 38% to $11.5 million for the six months ended December 31, 2023, from $18.4 million in the same period in fiscal year 2023. Excluding an increase of $275,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $5.8 million in personnel-related costs, (ii) $1.2 million in lead generation costs, and (iii) $219,000 in outside consulting costs.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
General and administrative	$2,391	$2,552	$(161)	(6)%	$5,577	$5,370	$207	4%
Percentage of total revenue	10%	10%			12%	11%

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

General and administrative expenses decreased by 6% to $2.4 million for the three months ended December 31, 2023, from $2.6 million in the same period in fiscal year 2023. Excluding an increase of $10,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $216,000 in personnel-related costs, (ii) $80,000 in legal related costs, and (iii) $50,000 in outside-consulting costs; partially offset by increases of (i) $99,000 in bad debt costs and (ii) $76,000 in accounting, audit, and administrative costs.

General and administrative expenses increased by 4% to $5.6 million for the six months ended December 31, 2023, from $5.4 million in the same period in fiscal year 2023. Excluding an increase of $44,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $675,000 in legal related costs and (ii) $127,000 in accounting, audit, and administrative costs; partially offset by decreases of (i) $464,000 in personnel-related costs, (ii) $106,000 in bad debt costs, and (iii) $69,000 in outside consulting costs.

Income (Loss) from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Income (loss) from operations	$2,425	$213	$2,212	1,038%	$3,841	$(457)	$4,298	(940)%
Operating margin	10%	1%			8%	(1)%

Income from operations was $2.4 million and $213,000 with an operating profit margin of 10% and 1% during the three months ended December 31, 2023 and 2022, respectively. Income from operations during the three months ended December 31, 2023 included $1.2 million of stock-based compensation and $345,000 of amortization of costs capitalized to obtain revenue contracts. Income from operations during the three months ended December 31, 2022 included $1.8 million of stock-based compensation and $395,000 of amortization of costs capitalized to obtain revenue contracts.

Income from operations was $3.8 million with an operating profit margin of 8% during the six months ended December 31, 2023. Loss from operations was $457,000 with an operationg loss margin of 1% during the six months ended December 31, 2022. Income from operations during the six months ended December 31, 2023 included $2.4 million of stock-based compensation and $845,000 of amortization of costs capitalized to obtain revenue contracts. Loss from operations during the six months ended December 31, 2022 included $3.8 million of stock-based compensation and $770,000 of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts which have increased rates compared to prior years. Interest income was $982,000 and $529,000 during the three months ended December 31, 2023 and 2022, respectively. Interest income was $1.9 million and $815,000 during the six months ended December 31, 2023 and 2022, respectively.

Other (expense) income, Net

Other (expense) income, net was expense of $697,000 and $545,000 during the three months ended December 31, 2023 and 2022, respectively. Other (expense) income, net was expense of $87,000 and income of $265,000 during the six months ended December 31, 2023 and 2022, respectively. Other (expense) income, net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. Due to cumulative U.S. book losses, we maintain a valuation allowance against U.S. deferred tax assets as of December 31, 2023. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $525,000 and $904,000 for the three and six months ended December 31, 2023, respectively. We recorded income tax provision of $301,000 and $743,000 for the three and six months ended December 31, 2022, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2023 and June 30, 2023, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $101.1 million and $104.8 million, respectively. Our cash, cash equivalents and restricted cash were $86.8 million and $73.2 million as of December 31, 2023 and June 30, 2023, respectively.

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

Cash Flows

For the six months ended December 31, 2023 and 2022, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2023	2022
Net cash provided by operating activities	$15,826	$8,175
Net cash used in investing activities	(135)	(293)
Net cash (used in) provided by financing activities	(2,108)	1,005

Cash provided by operating activities mainly consists of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $7.7 million during the six months ended December 31, 2023, from the same period in fiscal year 2023, driven primarily by the timing of collections for accounts receivable.

Net cash used in investing activities decreased by $158,000 during the six months ended December 31, 2023, from the same period in fiscal year 2023, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities was $2.1 million during the six months ended December 31, 2023, compared to the net cash provided by financing activities of $1.0 million for the same period in fiscal year 2023. Our current proceeds consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock of approximately $3.0 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of December 31, 2023, the future non-cancelable minimum payments under these commitments were approximately $2.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2023 totaled approximately $17.1 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.7 million between December 31, 2023 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between December 31, 2023 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 21% and 23% of our revenue from EMEA sales during the three and six months ended December 31, 2023 respectively, consistent with the three and six months ended December 31, 2022. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

As of December 31, 2023 approximately 46% of our workforce was employed in India. Of our employees in India, 51% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

We have entered into support obligations with our customers that require minimum performance standards, including standards regarding the response time of our support services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds, and exposure to claims for losses by customers.

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

Security incidents have become more prevalent across industries and may occur on our systems. Our service involves the storage and transmission of customers’ proprietary information, and security incidents could expose us to a risk of loss of this information, loss of access, litigation and possible liability. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

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

Our platform involves the storage and transmission of our customers’ information, which may include their business and financial data. As a result, unauthorized access to customer data or security breaches could result in the loss, or unauthorized dissemination, of such data, which could seriously harm our or our customers’ businesses and reputations. Any of these security incidents could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. Any insurance coverage we may have related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. These risks are likely to increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

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

The AI technology and features incorporated into our solution include new and evolving technologies that may present both legal and business risks.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 32% of our outstanding capital stock as of December 31, 2023, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 28% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of December 31, 2023, approximately $11.2 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program is effective immediately as of November 14, 2022, and was amended to extend the term by an additional year until November 14, 2024, unless further extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. Common shares repurchased by the Company are held as treasury shares.

The following table summarizes the stock repurchase activity for the three months ended of December 31, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1, 2023 to October 31, 2023	274,696	$6.30	274,696	$11,988
November 1, 2023 to November 30, 2023	115,805	$6.60	115,805	$11,224
December 1, 2023 to December 31, 2023	341	$7.51	341	$11,222
Total	390,842		390,842

Item 5. Other Information

(c) Trading Plans

During the three months ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits No.	Description of Exhibits

10.1#	eGain Corporation Amended and Restated 2005 Stock Incentive Plan (as amended and restated on October 12, 2023).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

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

#Indicates management contract or compensatory plan or arrangement.

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

Dated: February 8, 2024	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)