Form 10-Q
period 2024-03-31
EGAIN Corp
filed 2024-05-09
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,826,703 as of May 6, 2024.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$82,982	$73,201
Restricted cash	7	7
Accounts receivable, less provision for credit losses of $209 and $237 as of March 31, 2024 and June 30, 2023, respectively	10,950	31,569
Costs capitalized to obtain revenue contracts, net	1,247	1,317
Prepaid expenses	2,387	2,466
Other current assets	1,317	1,268
Total current assets	98,890	109,828
Property and equipment, net	483	633
Operating lease right-of-use assets	4,077	2,797
Costs capitalized to obtain revenue contracts, net of current portion	1,734	2,318
Goodwill	13,186	13,186
Other assets, net	1,954	1,355
Total assets	$120,324	$130,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,534	$2,044
Accrued compensation	6,933	7,697
Accrued liabilities	5,615	5,387
Operating lease liabilities	1,192	832
Deferred revenue	34,342	47,762
Total current liabilities	49,616	63,722
Deferred revenue, net of current portion	3,157	2,101
Operating lease liabilities, net of current portion	2,803	1,762
Other long-term liabilities	887	836
Total liabilities	56,463	68,421
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; issued: 32,523 and 32,268; outstanding: 30,382 and 31,482 shares as of March 31, 2024 and June 30, 2023, respectively	33	32
Additional paid-in capital	405,590	401,087
Treasury stock, at cost: 2,141 and 786 shares of common stock as of March 31, 2024 and June 30, 2023, respectively	(14,292)	(5,763)
Notes receivable from stockholders	(21)	(97)
Accumulated other comprehensive loss	(2,282)	(2,122)
Accumulated deficit	(325,167)	(331,441)
Total stockholders' equity	63,861	61,696
Total liabilities and stockholders' equity	$120,324	$130,117

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
Subscription	$20,324	$20,980	$64,643	$67,517
Professional services	2,026	2,033	5,698	5,859
Total revenue	22,350	23,013	70,341	73,376
Cost of revenue:
Cost of subscription	4,487	5,393	14,643	13,795
Cost of professional services	2,371	2,202	6,043	6,834
Total cost of revenue	6,858	7,595	20,686	20,629
Gross profit	15,492	15,418	49,655	52,747
Operating expenses:
Research and development	6,655	6,687	19,947	20,749
Sales and marketing	5,448	6,837	16,901	25,191
General and administrative	2,451	2,406	8,028	7,776
Total operating expenses	14,554	15,930	44,876	53,716
Income (loss) from operations	938	(512)	4,779	(969)
Interest income	1,002	818	2,933	1,633
Other income (expense), net	74	(245)	(13)	20
Income before income tax provision	2,014	61	7,699	684
Income tax provision	(521)	(433)	(1,425)	(1,176)
Net income (loss)	$1,493	$(372)	$6,274	$(492)
Per share information:
Earnings (loss) per share:
Basic	$0.05	$(0.01)	$0.20	$(0.02)
Diluted	$0.05	$(0.01)	$0.20	$(0.02)
Weighted-average shares used in computation:
Basic	30,976	32,122	31,212	32,024
Diluted	31,599	32,122	31,858	32,024

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income (loss)	$1,493	$(372)	$6,274	$(492)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(181)	392	(160)	186
Total comprehensive income (loss)	$1,312	$20	$6,114	$(306)

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2023	31,202	$32	$404,320	1,260	$(8,778)	$(20)	$(2,101)	$(326,660)	$66,793
Interest on stockholder notes	—	—	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	61	1	160	—	—		—	—	161
Repurchase of common stock	(881)	—	—	881	(5,514)	—	—	—	(5,514)
Stock-based compensation	—	—	1,110	—	—	—	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(181)	—	(181)
Net income	—	—	—	—	—	—	—	1,493	1,493
Balances as of March 31, 2024	30,382	$33	$405,590	2,141	$(14,292)	$(21)	$(2,282)	$(325,167)	$63,861

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Interest on stockholder notes	—	—	—	—	—	(1)	—	—	(1)
Repayment of stockholder notes	—	—	—	—	—	77	—	—	77
Issuance of common stock upon exercise of stock options	185	1	573	—	—	—	—	—	574
Issuance of common stock in connection with employee stock purchase plan	70	—	417	—	—	—	—	—	417
Repurchase of common stock	(1,355)	—	—	1,355	(8,529)	—	—	—	(8,529)
Stock-based compensation	—	—	3,513	—	—	—	—	—	3,513
Foreign currency translation adjustments	—	—	—	—	—	—	(160)	—	(160)
Net income	—	—	—	—	—	—	—	6,274	6,274
Balances as of March 31, 2024	30,382	$33	$405,590	2,141	$(14,292)	$(21)	$(2,282)	$(325,167)	$63,861

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$6,274	$(492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,170	1,151
Amortization of right-of-use assets	829	845
Depreciation and amortization	296	375
Provision for credit losses	99	182
Deferred income taxes	(464)	(363)
Stock-based compensation	3,513	5,283
Loss on disposal of property and equipment	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	20,505	16,702
Costs capitalized to obtain revenue contracts	(522)	(415)
Prepaid expenses	75	4
Other current assets	(54)	(201)
Other non-current assets	(139)	47
Accounts payable	(508)	(215)
Accrued compensation	(754)	(1,334)
Accrued liabilities	233	564
Deferred revenue	(12,328)	(12,273)
Operating lease liabilities	(709)	(790)
Other long-term liabilities	58	19
Net cash provided by operating activities	17,574	9,080
Cash flows from investing activities:
Purchases of property and equipment	(149)	(218)
Net cash used in investing activities	(149)	(218)
Cash flows from financing activities:
Proceeds from exercise of stock options	574	568
Proceeds from employee stock purchase plan	417	540
Repurchases of common stock	(8,529)	(1,101)
Interest on stockholder notes	(1)	—
Repayment of stockholder notes	77	—
Net cash (used in) provided by financing activities	(7,462)	7
Effect of change in exchange rates on cash and cash equivalents	(182)	264
Net increase in cash, cash equivalents and restricted cash	9,781	9,133
Cash, cash equivalents and restricted cash at beginning of period	73,208	72,180
Cash, cash equivalents and restricted cash at end of period	$82,989	$81,313

Supplemental cash flow disclosures:
Cash paid for taxes	$1,165	$1,591
Right-of-use assets and lease liabilities recognized from lease modification	$2,140	91

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended March 31, 2024 and 2023 are unaudited.  The condensed consolidated balance sheet as of June 30, 2023 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

We allocate the transaction price to each performance obligation based on relative SSP basis. The SSP is the price at which we would sell a promised service separately to one of our customers. Judgment is required to determine the SSP for each distinct performance obligation.

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

During the three and nine months ended March 31, 2024, we capitalized $36,000 and $522,000 of costs to obtain revenue contracts, respectively, and amortized $325,000 and $1.2 million to sales and marketing expense, respectively.

During the three and nine months ended March 31, 2023, we capitalized $6,000 and $415,000 of costs to obtain revenue contracts, respectively, and amortized $381,000 and $1.2 million to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $3.0 million and $3.6 million as of March 31, 2024 and June 30, 2023, respectively, on our condensed consolidated balance sheets.

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

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Income (loss) from operations:
North America	$1,085	$(297)	$5,039	$(917)
Europe, Middle East, & Africa	1,416	1,256	4,607	4,792
Asia Pacific	(1,563)	(1,471)	(4,867)	(4,844)
Income (loss) from operations	$938	$(512)	$4,779	$(969)

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2024	2023
Long-lived assets:
North America	$244	$358
Europe, Middle East, & Africa	97	131
Asia Pacific	142	144
Long-lived assets	$483	$633

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. Two customers, who are also partners, accounted for more than 10% of total revenue during the three and nine months ended March 31, 2024. One of such partners accounted for more than 10% of total revenue during the three and nine months ended March 31, 2023. Two customers accounted for more than 10% of our gross accounts receivable balance as of March 31, 2024.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables (contract assets) are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.3 million and $1.7 million as of March 31, 2024 and June 30, 2023, respectively, and are included in the accounts receivable, less provision for credit losses, balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Stock-based compensation expense:
Cost of revenue	$343	$371	$924	$1,213
Research and development	331	509	1,095	1,633
Sales and marketing	120	174	476	997
General and administrative	316	393	1,018	1,440
Total stock-based compensation expense	$1,110	$1,447	$3,513	$5,283

Total stock-based compensation includes expense related to non-employee awards of $26,000 and $77,000 during the three and nine months ended March 31, 2024, respectively.

Total stock-based compensation includes expense related to non-employee awards of $31,000 and $113,000 during the three and nine months ended March 31, 2023, respectively.

Total stock-based compensation includes expense related to the ESPP of $102,000 and $268,000 for the three and nine months ended March 31, 2024, respectively. Total stock-based compensation includes expense related to the ESPP of $115,000 and $305,000 for the three and nine months ended March 31, 2023, respectively.

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

During the three months ended March 31, 2024 and 2023, we granted options to purchase 9,600 and 22,300 shares of common stock with a weighted-average fair value of $3.17 and $4.66 per share, respectively.

During the nine months ended March 31, 2024 and 2023, we granted options to purchase 60,000 and 176,367 shares of common stock with a weighted-average fair value of $3.27 and $4.77 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Expected volatility	55%	63%	54%	64%
Average risk-free interest rate	4.12%	3.80%	4.32%	3.53%
Expected life (in years)	4.56	4.94	4.55	4.65
Dividend yield	—	—	—	—

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

On December 1, 2023, employees were granted the right to purchase an aggregate of 87,332 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2024 was $102,000 and $136,000, respectively.

On December 1, 2022, employees were granted the right to purchase an aggregate of 88,414 shares under the ESPP, and compensation expense related to those purchase rights for the three and nine months ended March 31, 2023 was $115,000 and $156,000, respectively.

As of March 31, 2024, there were 868,129 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2024, there was approximately $1.9 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 0.9 years. There were 60,992 and 35,850 options exercised during the three months ended March 31, 2024 and 2023, respectively. There were 184,492 and 165,011 options exercised during the nine months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was approximately $888,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.6 years. There were no RSUs granted during the three months ended March 31, 2024. There were 200,821 RSUs granted during the nine months ended March 31, 2024, with a weighted average grant date fair value of $7.55 per share. No RSUs were granted during the three and nine months ended March 31, 2023.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and nine months ended March 31, 2024.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
SaaS revenue	$20,277	$20,854	$64,480	$66,911
Legacy revenue	47	126	163	606
Total subscription revenue	20,324	20,980	64,643	67,517
Professional services revenue	2,026	2,033	5,698	5,859
Total revenue	$22,350	$23,013	$70,341	$73,376

The following table presents our revenue recognized over-time and at a point-in-time during the three and nine months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
Over-time	$20,141	$20,650	$62,582	$64,773
Point-in-time	2,209	2,363	7,759	8,603
Total revenue	$22,350	$23,013	$70,341	$73,376

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
North America	$17,417	$17,856	$55,242	$56,778
Europe, Middle East, & Africa	4,933	5,157	15,099	16,598
Total revenue	$22,350	$23,013	$70,341	$73,376

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

The following table presents our contract liabilities (in thousands):

	March 31, 2024	June 30, 2023
Contract liabilities:
Deferred revenue	$34,342	$47,762
Deferred revenue, net of current portion	3,157	2,101
Total deferred revenue	$37,499	$49,863

$8.2 million and $31.6 million of deferred revenue as of June 30, 2023 was recognized to revenue during the three and nine months ended March 31, 2024, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2024, our remaining performance obligations were $67.7 million of which we expect to recognize $47.9 million and $19.8 million as revenue within one year and beyond one year, respectively.

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income (loss)	$1,493	$(372)	$6,274	$(492)
Per share information:
Earnings (loss) per share:
Basic	$0.05	$(0.01)	$0.20	$(0.02)
Diluted	$0.05	$(0.01)	$0.20	$(0.02)
Weighted-average shares used in computation:
Basic	30,976	32,122	31,212	32,024
Effect of dilutive options and RSUs	623	—	646	—
Diluted	31,599	32,122	31,858	32,024

Weighted-average shares of stock options to purchase 3,458,040 and 3,493,090 shares of common stock for the three months ended March 31, 2024 and 2023, respectively, and weighted-average shares of stock options to purchase 3,504,202 and 3,604,297 shares of common stock for the nine months ended March 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings (loss) per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of March 31, 2024, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization.

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

5. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2033. We also modified three of our existing operating leases by extending the terms under such leases, which resulted in an increase in operating lease right-of-use assets and operating lease liabilities in the amount of approximately $2.1 million during the nine months ended March 31, 2024. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

Total operating lease costs were $353,000 and $325,000 for the three months ended March 31, 2024 and 2023, respectively. Total operating lease costs were $1.0 million and $961,000 for the nine months ended March 31, 2024 and 2023, respectively.

For the three and nine months ended March 31, 2024, operating cash outflows for operating leases were $310,000 and $900,000, respectively. For the three and nine months ended March 31, 2023, operating cash outflows for operating leases were $307,000 and $900,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	March 31,	June 30,
	2024	2023
Assets:
Operating lease right-of-use assets	$4,077	$2,797
Liabilities:
Operating lease liabilities	1,192	832
Operating lease liabilities, net of current portion	2,803	1,762

The following table presents information about the weighted average lease term and discount rate as follows:

	March 31, 2024	June 30, 2023
Weighted average remaining lease term (in years)	5.34	3.40
Weighted average discount rate	7.61%	4.97%

As of March 31, 2024, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2024	$299
Fiscal 2025	1,181
Fiscal 2026	1,056
Fiscal 2027	805
Fiscal 2028	278
Fiscal 2029	278
Fiscal 2030 and thereafter	1,249
Total minimum lease payments	5,146
Less: Imputed interest	(1,151)
Total operating lease liabilities	3,995
Less: Current operating lease liabilities	(1,192)
Total operating lease liabilities, net of current portion	$2,803

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2024 and June 30, 2023, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $72.2 million and $67.3 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s Board of Directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of March 31, 2024, approximately $5.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program is effective immediately as of November 14, 2022, and was amended to extend the term by an additional year until November 14, 2024, unless further extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended March 31, 2024, 880,569 shares have been repurchased for an average acquisition cost per share of $6.26, totaling $5.5 million. During the nine months ended March 31, 2024, 1,354,467 shares have been repurchased for an average acquisition cost per share of $6.30, totaling $8.5 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company:

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our SaaS only business model is subject to certain risks.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.

●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in the European regulatory environment regarding privacy and data protection regulations, such as the GDPR, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum, and, to analyze progress, and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support; and
●	Legacy revenue, which is defined as revenue from maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2024	2023	Change		2024	2023	Change
SaaS revenue	$20,277	$20,854	$(577)	(3)%	$64,480	$66,911	$(2,431)	(4)%
Legacy revenue	47	126	(79)	(63)%	163	606	(443)	(73)%
Total subscription revenue	$20,324	$20,980	$(656)	(3)%	$64,643	$67,517	$(2,874)	(4)%

SaaS and Professional Services Revenue

As we continue to shift to a SaaS only business model, substantially all of professional services revenue is now generated from our SaaS customer base. We believe the combination of SaaS and professional services revenue is a useful measure to value our business on a forward-looking basis.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2024	2023	Change		2024	2023	Change
SaaS revenue	$20,277	$20,854	$(577)	(3)%	$64,480	$66,911	$(2,431)	(4)%
Professional services revenue	2,026	2,033	(7)	(0)%	5,698	5,859	(161)	(3)%
Total SaaS and professional services revenue:	$22,303	$22,887	$(584)	(3)%	$70,178	$72,770	$(2,592)	(4)%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Income (loss) from operations	$938	$(512)	$4,779	$(969)
Add:
Stock-based compensation	1,110	1,447	3,513	5,283
Non-GAAP income from operations	$2,048	$935	$8,292	$4,314

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

As of March 31, 2024, our remaining performance obligations were $67.7 million, of which we expect to recognize $47.9 million and $19.8 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
Subscription	91%	91%	92%	92%
Professional services	9%	9%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	20%	23%	21%	19%
Cost of professional services	11%	10%	9%	9%
Total cost of revenue	31%	33%	30%	28%
Gross profit	69%	67%	70%	72%
Operating expenses:
Research and development	30%	29%	28%	28%
Sales and marketing	24%	30%	24%	34%
General and administrative	11%	10%	11%	11%
Total operating expenses	65%	69%	63%	73%
Income (loss) from operations	4%	(2)%	7%	(1)%

Revenue

We classify our revenue into two categories: subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being the key metric.

The following table presents our subscription and professional services revenue during the three and nine months ended March 31, 2024 and 2023, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Subscription	$20,324	$20,980	$(656)	(3)%	$64,643	$67,517	$(2,874)	(4)%
Professional services	2,026	2,033	(7)	(0)%	5,698	5,859	(161)	(3)%
Total revenue	$22,350	$23,013	$(663)	(3)%	$70,341	$73,376	$(3,035)	(4)%

Total revenue for the three months ended March 31, 2024 decreased by $663,000, while SaaS revenue decreased $577,000, compared to the same period in fiscal year 2023. Total revenue for the nine months ended March 31, 2024 decreased by $3.0 million, while SaaS revenue decreased by $2.4 million, compared to the same period in fiscal year 2023.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $226,000 and a decrease of $534,000 in total revenue during the three months ended March 31, 2024 and 2023, respectively. Foreign exchange rate fluctuation resulted in an increase of $999,000 and a decrease of $2.4 million for the nine months ended March 31, 2024 and 2023, respectively.

Subscription Revenue

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
SaaS revenue	$20,277	$20,854	$(577)	(3)%	$64,480	$66,911	$(2,431)	(4)%
Percentage of total revenue	91%	91%			92%	91%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS decreased by $577,000 and $2.4 million during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023. This represented a decrease in SaaS revenue of 3% and 4% for the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023. In connection with our SaaS transition, we are actively migrating our remaining perpetual license clients to SaaS as we continue to sell SaaS to new customers.

SaaS revenue represents 91% and 92% of total revenue for the three and nine months ended March 31, 2024, respectively,  compared to 91% during the same periods in fiscal year 2023.

Excluding an increase of $208,000 and $925,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $785,000 and $3.4 million during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023.

Legacy Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Legacy revenue	$47	$126	$(79)	(63)%	$163	$606	$(443)	(73)%
Percentage of total revenue	0%	1%			0%	1%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced decreases of $79,000 and $443,000 during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023. This decrease was primarily due to our focus in migrating our legacy customers to SaaS. We expect legacy fees to continue to decline in future quarters.

Excluding increases of $3,000 and $14,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $82,000 and $457,000 during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Professional services revenue	$2,026	$2,033	$(7)	(0)%	$5,698	$5,859	$(161)	(3)%
Percentage of total revenue	9%	9%			8%	8%

Professional services revenue includes consulting, implementation, managed services and training. Revenue from professional services decreased by $7,000 and $161,000 during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023.

Excluding an increase of $15,000 and $59,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $22,000 and $220,000 during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
North America	$17,417	$17,856	$(439)	(2)%	$55,242	$56,778	$(1,536)	(3)%
Europe, Middle East, & Africa	4,933	5,157	(224)	(4)%	15,099	16,598	(1,499)	(9)%
Total revenue	$22,350	$23,013	$(663)	(3)%	$70,341	$73,376	$(3,035)	(4)%

Revenue from North America sales decreased by 2% from $17.9 million during the three months ended March 31, 2023 to $17.4 million during the three months ended March 31, 2024, due to decreases of (i) $498,000 in SaaS revenue and (ii) $29,000 in legacy revenue; partially offset by an increase of $88,000 in professional services revenue.

Revenue from North America sales decreased by 3% from $56.8 million during the nine months ended March 31, 2023 to $55.2 million during the nine months ended March 31, 2024, due to decreases of (i) $1.3 million in SaaS revenue and (ii) $339,000 in legacy revenue; partially offset by an increase of $72,000 in professional services revenue.

Revenue from EMEA sales decreased by 4% from $5.2 million for the three months ended March 31, 2023 to $4.9 million during the three months ended March 31, 2024, due to decreases of (i) $80,000 in SaaS revenue, (ii) $95,000 in professional services revenue, and (iii) $49,000 in legacy revenue.

Revenue from EMEA sales decreased by 9% from $16.6 million for the nine months ended March 31, 2023 to $15.1 million during the nine months ended March 31, 2024, due to decreases of (i) $1.2 million in SaaS revenue, (ii) $233,000 in professional services revenue, and (iii) $103,000 in legacy revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Subscription	$4,487	$5,393	$(906)	(17)%	$14,643	$13,795	$848	6%
Professional services	2,371	2,202	169	8%	6,043	6,834	(791)	(12)%
Total cost of revenue	$6,858	$7,595	$(737)	(10)%	$20,686	$20,629	$57	0%
Percentage of total revenue	31%	33%			30%	28%
Gross margin	69%	67%			70%	72%

Subscription

Cost of subscription revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenue decreased by $906,000 during the three months ended March 31, 2024, from the same period in fiscal year 2023. This decrease was primarily due to decreases of $1.4 million in cloud-computing costs; partially offset by increases of (i) $411,000 in personnel-related costs and (ii) $109,000 in outside consulting costs.

Cost of subscription revenue increased by $848,000 during the nine months ended March 31, 2024, from the same period in fiscal year 2023. This increase was primarily due to increases of  (i) $984,000 in personnel related costs and (ii) $143,000 in outside consulting costs; partially offset by a decrease of $327,000 in cloud-computing costs.

Excluding an increase of $14,000 and $48,000 due to foreign exchange rate fluctuation, cost of subscription revenue decreased by $920,000 and increased by $800,000 during the three and nine months ended March 31, 2024, respectively, from the same periods in fiscal year 2023.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased by $169,000 during the three months ended March 31, 2024, from the same period in fiscal year 2023. This increase was primarily due to an increase of $181,000 in personnel-related costs; partially offset by a decrease of $25,000 in outside consulting costs.

Cost of professional services decreased by $791,000 during the nine months ended March 31, 2024, from the same period in fiscal year 2023. This decrease was primarily due to decreases of (i) $749,000 in personnel-related costs and (ii) $113,000 in outside consulting costs.

Excluding increases of $15,000 and $72,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $154,000 and decreased by $863,000 during the three and nine months ended March 31, 2024, respectively, compared to the same periods in fiscal year 2023.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$6,655	$6,687	$(32)	(0)%	$19,947	$20,749	$(802)	(4)%
Percentage of total revenue	30%	29%			28%	28%

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

Research and development expense remained consistent at $6.7 million for the three months ended March 31, 2024, from the same period in fiscal year 2023. Excluding an increase of $21,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to a decrease of $76,000 in personnel-related costs; partially offset by an increase of $22,000 in outside consulting costs.

Research and development expense decreased by 4% to $19.9 million for the nine months ended March 31, 2024, from $20.7 million in the same period in fiscal year 2023. Excluding an increase of $71,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to decreases of (i) $615,000 in personnel-related costs and (ii) $257,000 from outside consulting costs.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Sales and marketing	$5,448	$6,837	$(1,389)	(20)%	$16,901	$25,191	$(8,290)	(33)%
Percentage of total revenue	24%	30%			24%	34%

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

Sales and marketing expenses decreased by 20% to $5.4 million for the three months ended March 31, 2024, from $6.8 million in the same period in fiscal year 2023. Excluding an increase of $89,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $1.4 million in personnel-related costs, (ii) $69,000 in outside consulting costs, and (iii) $55,000 in lead generation costs.

Sales and marketing expenses decreased by 33% to $16.9 million for the nine months ended March 31, 2024, from $25.2 million in the same period in fiscal year 2023. Excluding an increase of $362,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $7.1 million in personnel-related costs, (ii) $1.2 million in lead generation costs, and (iii) $288,000 in outside consulting costs.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
General and administrative	$2,451	$2,406	$45	2%	$8,028	$7,776	$252	3%
Percentage of total revenue	11%	10%			11%	11%

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

General and administrative expenses increased by 2% to $2.5 million for the three months ended March 31, 2024, from $2.4 million in the same period in fiscal year 2023. Excluding an increase of $20,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $37,000 in personnel-related costs, (ii) $27,000 in legal related costs, and (iii) $15,000 in bad debt costs; partially offset by decreases of (i) $38,000 in outside-consulting costs and (ii) $16,000 in accounting, audit, and administrative costs.

General and administrative expenses increased by 3% to $8.0 million for the nine months ended March 31, 2024, from $7.8 million in the same period in fiscal year 2023. Excluding an increase of $63,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $702,000 in legal related costs and (ii) $111,000 in accounting, audit, and administrative costs; partially offset by decreases of (i) $427,000 in personnel-related costs, (ii) $106,000 in outside consulting costs, and (iii) $91,000 in bad debt costs.

Income (Loss) from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Income (loss) from operations	$938	$(512)	$1,450	283%	$4,779	$(969)	$5,748	593%
Operating margin	4%	(2)%			7%	(1)%

Income (loss) from operations was income of $938,000 and loss of $512,000 with an operating profit margin of 4% and  operating loss margin of 2% during the three months ended March 31, 2024 and 2023, respectively. Income from operations during the three months ended March 31, 2024 included $1.1 million of stock-based compensation and $325,000 of amortization of costs capitalized to obtain revenue contracts. Income from operations during the three months ended March 31, 2023 included $1.4 million of stock-based compensation and $381,000 of amortization of costs capitalized to obtain revenue contracts.

Income (loss) from operations was income of $4.8 million with an operating profit margin of 7% during the nine months ended March 31, 2024. Loss from operations was $969,000 with an operating loss margin of 1% during the nine months ended March 31, 2023. Income from operations during the nine months ended March 31, 2024 included $3.5 million of stock-based compensation and $1.2 million of amortization of costs capitalized to obtain revenue contracts. Loss from operations during the nine months ended March 31, 2023 included $5.3 million of stock-based compensation and $1.2 million of amortization of costs capitalized to obtain revenue contracts.

Interest Income

Interest income primarily consists of interest earned on money market accounts which have increased rates compared to prior years. Interest income was $1.0 million and $818,000 during the three months ended March 31, 2024 and 2023, respectively. Interest income was $2.9 million and $1.6 million during the nine months ended March 31, 2024 and 2023, respectively.

Other Income (Expense), Net

Other income (expense), net was income of $74,000 and expense of $245,000 during the three months ended March 31, 2024 and 2023, respectively. Other income (expense), net was expense of $13,000 and income of $20,000 during the nine months ended March 31, 2024 and 2023, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. Due to cumulative U.S. book losses, we maintain a valuation allowance against U.S. deferred tax assets as of March 31, 2024. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $521,000 and $1.4 million for the three and nine months ended March 31, 2024, respectively. We recorded income tax provision of $433,000 and $1.2 million for the three and nine months ended March 31, 2023, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2024 and June 30, 2023, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $93.9 million and $104.8 million, respectively. Our cash, cash equivalents and restricted cash were $83.0 million and $73.2 million as of March 31, 2024 and June 30, 2023, respectively.

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

Cash Flows

For the nine months ended March 31, 2024 and 2023, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$17,574	$9,080
Net cash used in investing activities	(149)	(218)
Net cash (used in) provided by financing activities	(7,462)	7

Cash provided by operating activities mainly consists of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $8.5 million during the nine months ended March 31, 2024, from the same period in fiscal year 2023, driven primarily by net income, stock-based compensation expense, and the timing of collections for accounts receivable.

Net cash used in investing activities decreased by $69,000 during the nine months ended March 31, 2024, from the same period in fiscal year 2023, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities was $7.5 million during the nine months ended March 31, 2024, compared to the net cash provided by financing activities of $7,000 for the same period in fiscal year 2023. Our current proceeds consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock of approximately $8.5 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of March 31, 2024, the future non-cancelable minimum payments under these commitments were approximately $5.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2024 totaled approximately $20.6 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.1 million between March 31, 2024 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between March 31, 2024 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our SaaS only business model is subject to certain risks.

Our business is highly dependent on our ability to continue to expand our SaaS business and cloud operations, including keeping pace with the market transition to SaaS solutions. While we continue to drive new SaaS sales, at the same time we are working to migrate our remaining perpetual license clients to SaaS. The expansion of our SaaS business and operations increases our reliance on our channel partners to grow our business. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our SaaS business and sell our SaaS solutions may be adversely affected.

Our SaaS transition and the terms, and timing of transactions in a given period can have a significant impact on our financial results in that period. As our SaaS revenue continues to grow, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses. This change in the pattern of recognition also means that increases or decreases in SaaS subscription activity impact the amount of revenue recognized in both current and future periods. The duration of the term of new or renewal SaaS contracts can have a significant impact on our results in a given period. As our SaaS transition continues and accelerates, our subscription renewal rates have and will become more important to our financial results. If customers choose not to renew, or reduce, their subscriptions, our operating results and financial results will suffer.

The deferral or loss of one or more significant orders can also materially adversely affect our operating results, especially in a given quarter. As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter. This trend complicates the process of accurately predicting revenue and other operating results, particularly on a quarterly basis. In addition, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

If we are unable to properly manage our SaaS transition, or if the transition does not progress as expected, our business may suffer.

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

We derived 22% and 21% of our revenue from EMEA sales during the three and nine months ended March 31, 2024 respectively, which is consistent with the three and nine months ended March 31, 2023. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR);
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;

●	hostilities in various parts of the world, including the war in Ukraine and the conflict in the Middle East; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of March 31, 2024, approximately 46% of our workforce was employed in India. Of our employees in India, approximately 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 33% of our outstanding capital stock as of March 31, 2024, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 29% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of March 31, 2024, approximately $5.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended of March 31, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1, 2024 to January 31, 2024	8,990	$7.51	8,990	$11,154
February 1, 2024 to February 29, 2024	306,824	$6.00	306,824	$9,314
March 1, 2024 to March 31, 2024	564,755	$6.38	564,755	$5,708
Total	880,569		880,569

Item 5. Other Information

(c) Trading Plans

Name	Title	Action	Adoption Date	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Eric N. Smit (1)	Chief Financial Officer	Adoption	3/8/2024	3/6/2026	81,461

(1) Eric N. Smit, Chief Financial Officer, adopted a Rule 10b5-1 trading plan on March 8, 2024. Mr. Smit's plan provides for the potential exercise of 80,000 vested stock options and 1,461 restricted stock units with the associated potential sale of up to 81,461 shares of the Company’s common stock. The restricted stock units will vest on November 15, 2024, subject to continued service with the Company through such vesting date. The plan expires on March 6, 2026, or upon the earlier completion of all authorized transactions under the plan. This trading plan was entered into during an open window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Other than as disclosed above, during the three months ended March 31, 2024, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 9, 2024	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)